Form 10-Q
period 1996-03-31
FIRST BANCSHARES INC /MS/
filed 1996-05-06
CIK 947559

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
               ------------------------------------
[ X ] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             			THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  March 31, 1996

                                OR
[    ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period of ____________  to  ____________

                    Commission file number 33-94288

                       THE FIRST BANCSHARES, INC.
      (Exact name of the registrant as specified in its charter)

          		MISSISSIPPI                     			64-0862173
  	(State or other jurisdiction of			         (I.R.S. Employer
   	incorporation or organization)			         Identification No.)

     	6424 U.S. Highway 98 West
     	Suite A
     	Hattiesburg, MS						                       39402
     	(Address of Principal      				           (Zip Code)
     	executive offices)
                              (601) 268 - 8998
             (Registrant's telephone number, including area code)

                               Not Applicable
         (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES  _____X_____		NO  __________

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.
								                                     	Shares Outstanding at
             		Class of Common Stock				          April 30, 1996
		                	$1 par value

Transitional small business disclosure format (check one):  Yes     	NO  X

                           THE FIRST BANCSHARES, INC.

                                  FORM 10-QSB

                                    INDEX

							                                                           Page
Part I.  Financial Information						                             Number
	Item 1.  Financial Statement (Unaudited)

		Condensed Balance Sheet - March 31, 1996                        	3

		Condensed Statement of Operations for the Period
		January 1, 1996 to March 31, 1996                            				4

		Condensed Statement of Cash Flows for the Period
		January 1, 1996 to March 31, 1996                            				5

	Item 2.  Management's Discussion and Analysis or Plan
	of Operations                                             								6

Part II.  Other Information

	Item 6.  Exhibits and Reports on form 8-K                   				7 - 8

Signatures




















                       THE FIRST BANCSHARES, INC.

                     (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED BALANCE SHEET

                           MARCH 31, 1996

                            (UNAUDITED)
ASSETS
Cash									                                          	$5,618,853
Deposits on Land								                                    31,125
Fixed Assets									                                      184,668
Organization Costs								                                  73,580
Deferred Registration Costs                  							        30,930
										                                              $5,939,156
                                               										========

LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES

Accounts payable and accrued expenses         					$       15,900
Note payable bank									                                    100
									                                        	 $       16,000

SHAREHOLDER'S DEFICIT

Common stock par value $1 per share;
10,000,000 shares authorized;
611,018 shares issued and outstanding              	$     611,018

Preferred stock par value $1 per share;
10,000,000 shares authorized;
no shares issued and outstanding                 			$           0

Additional paid in capital                   							$   5,499,162

Deficit accumulated during the pre-opening stage				($   199,910)

Current period profits                      								$      12,886
									                                          	$   5,939,156
                                              									=========




                            THE FIRST BANCSHARES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS

                FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996

                                   (UNAUDITED)
REVENUE
Interest Income				                                   				$97,682
										                                                 ======


EXPENSES

Salaries and employee benefits                      						$52,738
Professional fees and expenses						                        2,815
Administrative and other costs						                       29,243
									                                                	$84,796

Net Income		                                       							$12,886
                                                  									======






















                             THE FIRST BANCSHARES, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED STATEMENT OF CASH FLOWS

                  FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996

                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                      									$   12,886

Adjustment to reconcile net profit to net cash used in operating activities:

Increase in accounts payable and accrued expenses    				$     5,772

Net cash used in operating activities					               $    18,658

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of premises and equipment					               ($  67,449)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of Common Stock                				$6,110,080

Payments on Debt Obligations                       							($ 441,850)

Increase in organizational and deferred
registration costs                                     		 ($    1,147)

Net cash from financing activities                  						$5,667,083

Net increase in cash and cash equivalents            					$5,618,292

Cash and cash equivalents at beginning of period      				$      561

Cash and cash equivalents at end of period           					$5,618,853
                                                 										========








Item 2.  Management's Discussion and Analysis or Plan of Operation

	The Company was organized on June 23, 1996 (the "Inception Date").  since the
Inception Date, the Company's principal activities have related to its organization, the conducting of its initial public offering, and pursuit of approval from the Office of the Comptroller of the Currency ("OCC") for its
application to charter its subsidiary bank, The First National Bank of
Mississippi (the "Bank").

	At March 31, 1996, the company had total assets of $5,939,156 consisting principally of cash and cash equivalents of $5,618,853, Deposits on Land of $31,125, Fixed Assets of $184,668, Organization Costs of $73,580, and
Deferred Registration Costs of $30,930. The Organization Costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years. Deferred Registration Costs will be deducted from paid in capital upon completion of the stock offering.

	The Company's liabilities at March 31, 1996 were $16,000 consisting primarily of accounts payable. The Company had capital of $5,923,156 with current period profits of $12,886. Revenues are derived from investments acquired with the funds generated through the stock offering.

	The Company intends to devote the remainder of this fiscal year to the completion of the stock offering, completing the organization of the Bank and one branch facility, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all steps required for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in various offices of the Bank, conducting public relations activities on behalf of the Bank, developing business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.





















PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

	There are no material legal proceedings to which the Company is a party or of which any of their property is subject.

Item 2. Changes in Securities.

	(a)  Not applicable.

	(b)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

	Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

	There were no matters submitted to security holders for a vote during the three months ended March 31, 1996.

Item 5.  Other Information.

	None.

Item 6.  Exhibits and Reports on Form 8-K.

	(a)  Exhibits

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 33-94288.)


3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 33-94288.)

4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's common Stock
(incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 33-94288.)

10.1  Employment Agreement dated August 7, 1995, between David E.
Johnson and the Company (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 33-94288.)

10.5 Lease agreement, dated June 21, 1995, among Joel S. Thomas, individually, Thoms Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 33-94288.)

The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              							THE FIRST BANCSHARES, INC.
		                                           (Registrant)


April 30, 1996                        DAVID E. JOHNSON
     Date			                          President and Chief Executive Officer



6