Form 10-Q/A
period 1996-03-31
FIRST BANCSHARES INC /MS/
filed 1996-07-01
CIK 947559

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

               YES  __________          NO  __________

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                                             Shares
                                         Outstanding at
         Class of Common Stock           April 30, 1996
               $1 par value                  624,401

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

     At March 31, 1996, the company had total assets of $5,939,156 consisting principally of cash and cash equivalents of $5,618,852, Deposits on Land of $31,125, Fixed Assets of $184,668, Organization Costs of $73,580, and Deferred Registration Costs of $30,930. The Organization Costs related to the organization of the Company and the bank have been capitalized and will be amortized over five years. Deferred Registration Costs will be deducted from paid in capital upon completion of the stock offering.

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

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1  Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 33-
          94288.)


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

          10.3 Contract for the Purchase and assignment of 16th Section Leasehold, dated June 26, 1995 by and between the proposed bank and Department of Public Safety, State of Mississippi (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 33-94288.)

          10.4 Option to purchase, dated May 23, 1995, among proposed bank, John Hudson, and La Carroll Hudson (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 33-94288.)

          10.5 Lease agreement, dated June 21, 1995, among Joel S. Thoms, individually, Thoms Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 33-94288.)

          10.7 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-
          94288).

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

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