Form 10-Q
period 1996-06-30
FIRST BANCSHARES INC /MS/
filed 1996-08-12
CIK 947559

1

                         FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                ------------------------------------
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  JUNE 30, 1996

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

               YES  __________          NO  __________

     Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.
                                              Shares
                                          Outstanding at
          Class of Common Stock           August 1, 1996
               $1 par value                  647,764

     Transitional small business disclosure format (check one):
                          Yes       NO      X


                      THE FIRST BANCSHARES, INC.

                             FORM 10-QSB

                                INDEX
                                                                  Page
     Part I.  Financial Information                               Number

     Item 1.  Financial Statement (Unaudited)

              Condensed Balance Sheet -June 30, 1996                 3

              Condensed Statement of Operations for the Period
                     January 1, 1996 to June 30, 1996                4

              Condensed Statement of Cash Flows for the Period
                     January 1, 1996 to June 30, 1996                5

     Item 2.  Management's Discussion and Analysis or Plan
              of Operations                                          6

Part II.  Other Information

     Item 6.  Exhibits and Reports on form 8-K                    7 - 8

     Signatures




















                     THE FIRST BANCSHARES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED BALANCE SHEET

                           JUNE 30 1996

                           (UNAUDITED)

ASSETS                         Dec. 31, 1995                 June 30, 1996

Cash                                  $561                     $5,454,775
Deposits on Land                        $0                        $34,125
Fixed Assets                      $148,345                       $505,667
Organization Costs                 $73,008                        $86,438
Deferred Registration Costs        $30,354                        $37,178
                                  $252,268                     $6,118,183
                                   =======                       ========

LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES
Accounts payable and accrued exp.  $10,128                         $7,268
Note payable bank                 $441,950                           $100
                                  $452,078                         $7,368

SHAREHOLDER'S DEFICIT
Common stock par value
$1 per share;  10,000,000 shares
authorized;  611,018 shares issued
and outstanding                       $10                       $634,061

Preferred stock par value
$1 per share;  10,000,000 shares
authorized;  no shares issued
and outstanding                       $0                              $0

Additional paid in capital            $90                      $5,706,549

Deficit accumulated during
the pre-opening stage           ($199,910)                    ($   199,910)

Current period profits             $0                      ($       29,885)
                                 $252,268                   $    6,118,183
                                  =======                         =========


                         THE FIRST BANCSHARES, INC.

                      (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED STATEMENT OF OPERATIONS

               FOR THE PERIOD JANUARY 1, 1996 TO JUNE 30, 1996

                                 (UNAUDITED)

REVENUE                  Dec. 31, 1995         Jun 30, 1996

Interest Income               $0                 $161,931
                         =========                ======


EXPENSES

Salaries and
employee benefits            $74,740               $125,690
Professional fees
     and expenses            $80,649              $  20,723
Administrative and
       other costs           $44,521               $ 45,403
                           ($199,910)              $191,816

Net Income                 ($199,910)             ($ 29,885)
                            ========                =======
























                 THE FIRST BANCSHARES, INC.

                (A DEVELOPMENT STAGE COMPANY)

              CONDENSED STATEMENT OF CASH FLOWS

       FOR THE PERIOD JANUARY 1, 1996 TO JUNE 30, 1996

                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit                                         ($29,885)

Adjustment to reconcile net profit
to net cash used in operating activities:

Increase in accounts payable
and accrued expenses                                      0

Net cash used in operating activities          ($    29,885)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of premises and equipment            ($ 383,928)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock           $6,340,410

Payments on debt obligations                      ($441,850)

Increase in organizational and
deferred registration costs                      ($  20,254)

Net cash from financing activities               $5,878,306

Net increase in cash and cash equivalents        $5,464,493

Cash and cash equivalents at beginning of period
                                                 $      561

Cash and cash equivalents at end of period       $5,465,054
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

     At June 30 1996, the company had total assets of $6,118,183 consisting principally of cash and cash equivalents of $5,454,775, Deposits on Land of $34,125, Fixed Assets of $505,6667, Organization Costs of $86,438, and Deferred Registration Costs of $37,178. The Organization Costs related to the organization of the Company and the bank have been capitalized and will be amortized over five years. Deferred Registration Costs will be deducted from paid in capital upon completion of the stock offering.

     The Company's liabilities at June 30, 1996 were $7,368 consisting primarily of accounts payable. The Company had capital of $6,110,815 with current period profits of ($29,885). Revenues are derived from investments acquired with the funds generated through the stock offering.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders for a vote during the three months ended June 30, 1996.

Item 5.  Other Information.

      As of May 13, 1996, the Company initiated the required resolutions and notice to the Comptroller of the Currency for approval of changing the name of the proposed charter of the Bank from "The First National Bank of Mississippi" to "The First National Bank of South Mississippi."

     As of July 31, 1996, the Comptroller of the Currency approved the award of the required national bank charter and the opening date of August 5, 1996. The bank commenced operations on this date.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FIRST BANCSHARES, INC.
                                           (Registrant)


August 6, 1996                          DAVID E. JOHNSON
     Date                             President and Chief
                                       Executive Officer