Form 10-Q
period 1996-09-30
FIRST BANCSHARES INC /MS/
filed 1996-11-19
CIK 947559

11
                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
               ----------------------------------
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1996
                               OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

             YES  ____X______         NO  __________

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                                       Shares Outstanding at
Class of Common Stock                    September 30, 1996
 $1 par value                                721,848

Transitional small business disclosure format (check one):  Yes
NO X

                   THE FIRST BANCSHARES, INC.
                           FORM 10-QSB
                              INDEX

Page
Part I.  Financial Information                           Number


    Item 1.  Financial Statement (UNAUDITED)

       Condensed Consolidated Balance Sheets
       as of September 30, 1996 and
       December 31, 1995                                   3


       Condensed Consolidated Statement of Operations
       for Three Months and Nine Months ended
       September 30, 1996 and 1995                         4
       Condensed Consolidated Statement of Cash Flows
       for Nine Months ended September 30, 1996
       and 1995                                            5


    Item 2.  Management's Discussion and Analysis or Plan
       of Operations                                        6

Part II.  Other Information
    Item 1.  Legal Proceedings                           7 - 8

    Item 2.  Changes in Securities                       7 - 8

    Item 3.  Defaults Upon Senior Securities             7 - 8

    Item 4.  Submission of Matters to a Vote of
             Security Holders                            7 - 8

    Item 5.  Other Information                           7 - 8

    Item 6.  Exhibits and Reports on Form 8-K            7 - 8

Signatures










                   THE FIRST BANCSHARES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
          FOR DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                           (UNAUDITED)

ASSETS                     Dec. 31, 1995      Sept. 30, 1996

Cash                           $561                 $718,331
Investments and Fed Funds Sold  $0                $6,826,765
Loans Net Res and Unearned       $0               $1,439,507
Deposits on Land                 $0                 $143,174
Fixed Assets               $148,345                $ 801,704
Accrued Income                   $0                  $28,596
Organization Costs          $73,008                  $86,215
Deferred Registration Costs $30,354                  $39,176
Other Assets                     $0                 $124,493
     TOTAL ASSETS          $252,268              $10,207,961
                          =========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Deposits                         $0               $3,355,325
Accounts payable
     and accrued exp.       $10,128                  $27,382
Note payable bank          $441,950                     $100
Total Liabilities          $452,078               $3,382,807

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock par value
$1 per share;  10,000,000 shares
authorized;  634,061 shares issued
and outstanding                 $10                 $721,848

Preferred stock par value
$1 per share;  10,000,000 shares
authorized;  no shares issued
and outstanding                  $0                     $  0

Additional paid in capital      $90               $6,496,632

Deficit accumulated during
the pre-opening stage    ($199,910)               ($388,484)

Unrealized Gain (Loss) on Sec.   $0                 ($4,842)
                         ___________            ____________

Total Liabilities and
Capital                    $252,268               $10,207,961
                        ===========               ===========




                   THE FIRST BANCSHARES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
              NINE MONTHS ENDED SEPTEMBER 30, 1996
      AND FROM INCEPTION JUNE 23,1995 TO SEPTEMBER 30, 1995
                           (UNAUDITED)
INCOME                       Sept.30,1995         Sept.30, 1996
Interest Income:
Interest and Fees on Loans       $0                   $9,617
   Interest Income on Balances
         Due From Banks          $0                   $2,065
   Interest on U.S. Treasury
         and U.S. Agency and Corp$0                  $97,669
   Interest on Obligation of
         States and Political
         Subdivisions            $0                       $0
   Interest on Other Securities  $0                       $0
   Interest on Federal Funds Sold
         and Securities Purchased
         under Agreements to
         Resell                  $0                $ 171,842

=========                     ==========
Total Interest Income            $0                $ 281,193

Interest Expense:
   Interest on Time Certificates
of Deposit of $100,000
         or More                 $0                  $ 2,288
   Interest on Other Deposits    $0                  $24,970
   Interest on Federal Funds
         Purchased and Securities
         Sold Under Agreement to
         Repurchase              $0                       $0
   Interest on Demand notes
         Issued to the U.S.
         Treasury and on Other
         Borrowed Money          $0                       $0
Total Interest Expense           $0                  $27,258

Net Interest Income              $0                 $253,935

Provision for Possible Loan Losses$0                 $ 6,398



NONINTEREST INCOME:
   Income from Fiduciary
     Activities                  $0                       $0
   Service Charge on Deposit
     Accounts                    $0                   $3,701
   Other Noninterest Income      $0                     $207
Total Noninterest Income     $1,173                   $3,908

Gains (losses) on Securities     $0                       $0

NONINTEREST EXPENSE:
    Salaries and Employee
      Benefits              $44,363                $ 232,235
    Expense of Premises and
      Fixed Assets               $0                  $56,545
    Legal and Professional
      Expense               $87,062                  $23,816
    Other Noninterest
      Expense               $30,583                 $127,423
Total Noninterest Expense  $162,008                 $440,019

Income Before Income Taxes($162,008)               $188,574)
Applicable Income Taxes          $0                       $0

Income Before Extraordinary
    items and Other
    Adjustments          ($162,008)               ($188,574)
NET INCOME               ($162,008)               ($188,574)

Net Earnings Per Share    ($16,200)                   ($.26)




















                   THE FIRST BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THREE MONTHS ENDED
              SEPTEMBER 30,1996 And FROM INCEPTION
                JUNE 23,1995 TO SEPTEMBER 30,1995

                                  THREE              THREE
                                  MONTHS             MONTHS
                                  ENDED              ENDED
INCOME                        Sept. 30, 1995    Sept. 30, 1996
Interest Income:
Interest and Fees on Loans              $0     $9,617
Interest Income on Balances
  Due From Banks                        $0     $2,065
Interest on U.S.Treasury and
  U.S. Agency and Corp                  $0    $21,357

Interest on Obligation of
  States and Political                  $0       $0
  Subdivisions

Interest on Other Securities            $0       $0

Interest on Federal Funds Sold
     and Securities Purchased
     under Agreements to Resell         $0    $82,095

                                  ========         ========
Total Interest Income                   $0          $115,134

Interest Expense:
Interest on Time Certificates of
       Deposit of $100,000 or More      $0     $2,288

Interest on Other Deposits              $0    $24,970

Interest on Federal Funds Purchased
  and Securities Sold Under Agreement
  to Repurchase                         $0                $0

Interest on Demand notes Issued to
     the U.S. Treasury and on Other     $0               $0
     Borrowed Money
                                   =======          ========
Total Interest Expense                  $0    $27,258

Net Interest Income                    $0         $87,876
Provision for Possible Loan Losses      $0          $6,398

NONINTEREST INCOME:
Income from Fiduciary Activities        $0       $0
Service Charge on Deposit Accounts      $0     $3,701
Other  Noninterest Income               $0              $207
                                     ========       ========
Total Noninterest Income                $0     $3,908
Gains  (losses) on Securities           $0       $0

NONINTEREST EXPENSE:
Salaries and Employee Benefits     $44,363    $106,545
Expense of Premises and Fixed Assets    $0    $46,200
Legal and Professional Expense     $87,062     $1,632
Other Noninterest Expense          $30,583    $93,755
Total  Noninterest Expense        $162,008    $248,132

Income(Loss) Before Income Taxes($162,008)        ($162,746)
Applicable Income Taxes                 $0             $0

Income (Loss) Before
  Extraordinary items and       ($162,008)        ($162,746)
NET INCOME(LOSS)                ($162,008)  ($162,746)
Net Earnings Per Share            ($16,200)        ($.23)


















         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD JANUARY 1, 1996 TO SEPTEMBER 30, 1996
      AND INCEPTION, JUNE 23, 1995 UNTIL SEPTEMBER 30, 1995
                           (UNAUDITED)

                                   Sept 30, 1995  Sept. 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss)                    ($162,008)     ($188,574)

Adjustment to reconcile net profit
to net cash used in operating activities:

Increase in accounts payable and
     accrued expenses                    $5,706        $17,262

Net cash used in operating activities($156,302)     ($171,312)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of premises and equipment ($23,523)    ($ 829,410)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock     $100     $7,218,380
Proceeds from Note Payable             $259,300             $0
Payments on debt obligations                 $0     ($441,850)

Increase in organizational and
  deferred registration costs         ($73,806)    ($  22,029)

Net cash from financing activities     $185,594     $5,925,091

Net increase in cash and
 cash equivalents                        $5,769     $5,753,779

Cash and cash equivalents
 at beginning of period                      $0           $561

Cash and cash equivalents
 at end of period                        $5,769     $5,754,340



Item 2.  Management's Discussion and Analysis or Plan of
Operation

     The Company was organized on June 23, 1995 (the "Inception Date"). From the Inception Date through August 2, 1996, the Company's principal activities related to its organization, the conducting of its initial public stock offering, and pursuit of approval from the Office of the Comptroller of the Currency ("OCC") for its application to charter its subsidiary bank, The First National Bank of South Mississippi (the "Bank"). The First National Bank of South Mississippi received its national bank charter and commenced operations on August 5, 1996.
     On February 8, 1996, the Company satisfied the condition for releasing subscription funds from escrow. Proceeds in the amount of $5,652,380 received through that date were transferred to the Company. These proceeds, along with subscription proceeds received subsequent to February 8, 1996, are available for use by the company to fund offering and organizational expenses and for working capital. The company used a portion of the proceeds to repay the Organizers for amounts advanced by them for organizational, offering, and pre-offering expenses. On August 27, 1996, the Company terminated the subscription offering. Subscriptions representing 721,848 shares and $7,218,480 were sold pursuant to the offering.
     Since the Company was not operating for the period ended September 30, 1995, no comparisons are provided. This discussion will concentrate on rh nine months and three months period ended September 30, 1996. At September 30 1996, the Company had total assets of $10,207,961 consisting principally of Cash of $718,331, Investments and Fed Funds Sold of $6,826,765, Loans (Net of Reserves and Unearned Income) of $1,439,507, Deposits on Land of $143,174, Fixed Assets of $801,704, Organization Costs of $86,215, and Deferred Registration Costs of $39,176. The Organization Costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years. Deferred Registration Costs will be deducted from paid in capital.
     The Company's liabilities at September 30, 1996 were $3,382,815 consisting principally of Deposits of $3,355,325, Accounts Payable and Accrued Expenses of $27,390 and Notes Payable of $100 . The Company had Capital of $6,825,145 and a net loss of $188,574.
     The Company intends to devote the remainder of this fiscal year to the completion of the operation of the Bank and the opening of one branch facility, and organizing and developing the other business activities of the Company. On August 5, 1996 the Company and the Bank commenced operations. During the three months ended September 30, 1996, the Company incurred pre-opening expenses of $47,994 which were offset by interest earnings on invested funds during the pre-opening period in the amount of $17,024. The net loss for the three month period, including per opening expenses amounted to $188,574. The company used $5,298,960 of the proceeds of the offering to capitalize the Bank and the remainder was used to pay organizational expenses of the Company and will provide working capital, including additional capital for investment in the Bank, if needed. the Company believes that these amounts are sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis.




































                             PART II

                        OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material legal proceedings to which the Company is a party or of which any of their property is subject.

Item 2. Changes in Securities.

     (a)  Not applicable.

     (b)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to security holders for a vote during the three months ended September 30, 1996.

Item 5.  Other Information.

      The initial stock offering was closed on August 27, 1996 after 721,848 shares were sold generating capital of $7,218,480.

Item 6.  Exhibits and Reports on Form 8-K.
     (a)  Exhibits
          3.1  Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 33-94288.)

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S
          1, File No. 33-94288.)


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

          10.5  Lease agreement, dated June 21, 1995, among Joel
          S. Thoms, individually, Thoms Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 33 94288.)

          10.7 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288).

     27.1  Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES
















Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THE FIRST BANCSHARES, INC.


                                   (Registrant)


                                   DAVID E. JOHNSON

November 12, 1996                       DAVID E. JOHNSON
Date           President and CEO


                                   CHARLES T. RUFFIN

                                   CHARLES T. RUFFIN
Executive Vice President
                                   and Chief Operating
Officer