Form 10KSB40
period 1996-12-31
FIRST BANCSHARES INC /MS/
filed 1997-03-31
CIK 947559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)


  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          Transition Report under Section 13 or 15(d) of the Securities Exchange
-----     Act of 1934

               For the transition period from ________ to ________

                          Commission file no. 33-94288

                           THE FIRST BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

               Mississippi                               64-0862173
          --------------------                       ------------------
       (State or Other Jurisdiction                  (I.R.S. Employer
     of Incorporation or Organization)              Identification No.)

            6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                           39402
      ---------------------------------                     ----------
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (601) 268-8998
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997, was $5,060,540. This calculation is based upon the sales price of $10.00 per share in the Company's initial public offering. There is no active trading market for the common stock and the $10.00 per share price is not indicative of present value.

         There were 721,848 shares of the Company's common stock issued and outstanding as of March 15, 1997.

  Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                              ---      ---

                                     PART I

ITEM 1.  BUSINESS.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

         The First Bancshares, Inc. (the "Company") was organized on June 23, 1995, to become a bank holding company by acquiring all the capital stock of The First National Bank of South Mississippi (the "Bank") upon its formation. From June 23, 1995, through August 2, 1996, the Company's principal activities related to its organization, the conducting of its initial public stock offering, and pursuit of approval from the Office of the Comptroller of the Currency ("OCC") for its application to charter the Bank. The Bank received its national bank charter and commenced operations on August 5, 1996, and the only activity of the Company since then has been the ownership and operation of the Bank.

         On February 8, 1996, the Company satisfied the condition for releasing subscription funds from escrow. Proceeds in the amount of $5,652,380 received through that date were transferred to the Company. The Company used a portion of the proceeds to repay the organizers for amounts advanced by them for organizational, offering, and pre-offering expenses. On August 27, 1996, the Company completed the initial public offering (the "Offering") of its Common Stock, par value $1.00 per share (the "Common Stock"), in which it sold 721,848 shares of Common Stock at a price of $10.00 per share for an aggregate of $7,218,480.

         The Bank was organized as a banking association under the laws of the United States. The Bank is engaged in a general commercial and retail banking business from its main office in Hattiesburg, Mississippi.

         The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with Federal Reserve debt guidelines, borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking. See "Supervision and Regulation." If circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

MARKETING FOCUS

         Most of the banks in the Lamar County area are local branches of large regional banks. The Company, however, generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.

         The Bank advertises using all forms of media to target market segments, emphasizing the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Lamar County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers a Founders' Account to individuals who purchased a minimum of 500 shares ($5,000) of Common Stock in the initial public offering. The Founders' Account is a checking account, in the name of the original purchaser of the Common Stock, which has no service charges for the life of the account (subject to certain exclusions). The Bank offers free checking for depositors who maintain a minimum monthly balance of $500 or an average monthly balance of $1,500.

         The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also makes real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. The Bank may not make any loans in excess of 5% of the Bank's capital to any director, officer, employee or 10% shareholder of the Company or the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Other bank services include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Mississippi and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

         The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial, and consumer loans, to individuals and small to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Real Estate Loans. The loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but excludes home equity loans, which are classified as consumer loans). Loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Lamar County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may charge lower interest rates to attract borrowers.

         The Bank also plans to originate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and generally with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, and personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Lamar County area. The well established banks in the Lamar County area make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans are made to small to medium-sized businesses who are less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months or are set up as ninety-day term loans, usually bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Lamar County area.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. The Bank's officers' loan committee has lending limits, and any loan in excess of this lending limit is approved by the directors' loan committee.

OTHER BANKING SERVICES

         Other anticipated bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank customers throughout Mississippi and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service department, but cannot do so without the prior approval of the OCC.

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Lamar County, Mississippi and the surrounding area. The Bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County, and a branch office located in the city of Purvis, Mississippi, also in Lamar County. See "Item 2, Description of Property" below.

         The main office primarily serves the area in and around the northern third of Lamar County which is west of Hattiesburg. The branch office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat.

         Lamar County is located in the southeastern section of the State of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. Hattiesburg can be reached via Highways 98 and 49 and Interstate 59. Lamar County, which includes the projected service areas for both sites of the Bank, had an estimated population in 1990 of 30,424 according to the 1990 Census of Population and Housing. Major employers located in the Lamar County area include Forrest General Hospital, the University of Southern Mississippi, the Methodist Hospital, Camp Shelby, Sunbeam Oster, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, Marshall Durbin Poultry, and Murray Envelope. The principal components of the economy of the Lamar County area are service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Lamar County area has experienced steady growth over the past ten years, and the Company expects the Lamar County area, as well as the service industry needed to support it, to continue to grow.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Lamar County area and elsewhere. As of December 1995, there were five commercial banks operating in Lamar County. A number of these competitors are well established in the Lamar County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not yet provide. However, the Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in this market.

EMPLOYEES

         The Bank has approximately fifteen full-time employees and one part-time employee. The Company does not have any employees other than its officers, none whom receive any remuneration for their services to the Company.

SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and the Mississippi Banks and Financial Institutions Act (the "Mississippi Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company will be required to do by April 30, 1997) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk- weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength: Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         Mississippi Act. As a bank holding company registered under the Mississippi Act, the Company is subject to regulation by the Mississippi Banking Department. Consequently, the Company must receive the approval of the Mississippi Banking Department prior to engaging in the acquisitions of banking or nonbanking institutions or assets. The Company must also file with the Mississippi Banking Department periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

         The Bank. The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulates or monitors virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

         National banks and their holding companies which have been chartered or registered or undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the banks are insured by the FDIC up to a maximum amount (generally $100,00 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Banks pay premiums to the FDIC on their deposits. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. In 1996, the Bank's assessment rate for insured deposits was $500 per quarter. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first semi-annual period of 1997, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment will remain at $.00 per $100 in deposits through June 1997. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

         Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. In this regard, the allowance for loan and lease losses are not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi law, the Bank may open branches throughout Mississippi with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Mississippi. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "Recent Legislative Developments."

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk- based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.

         Effective January 1, 1997, the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in a institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required Bank capital levels.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution- affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution- affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act will allow banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act will permit national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

         Effect of Governmental Monetary Policies. The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The principal place of business of both the Company and the main office of the Bank is located at the southwest corner of U.S. Highway 98 and Old Highway 11, Hattiesburg, Mississippi. The main office sits on a 2.0 plus acre plot of land on which the Company has built a permanent banking facility of 10,000 square feet. The Bank opened this new facility in late January 1997. The Bank also operates a branch office facility on Highway 589 in eastern Purvis, Mississippi. The Company believes that the facilities adequately serves the Bank's needs for its first several years of operation.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 721,848 were sold in the Company's initial public offering and are outstanding as of March 15, 1997. As of December 31, 1996, the Company had 719 shareholders of record. There is no established public trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors.

The Company does not plan to declare any dividends in the immediate future. See
Item 1. Business - Dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company was organized June 23, 1995 (the "Inception Date"). From the Inception Date through August 2, 1996, the Company's principal activities related to its organization, the conducting of its initial stock offering, and pursuit to approval from the Office of the Comptroller of the Currency ("OCC") for its application to charter its subsidiary bank, The First National Bank of South Mississippi (the "Bank" or "The First"). The First received its charter and commenced operations on August 5, 1996. The Company's initial stock offering was closed on August 27, 1996 after 721,848 shares were sold at $10.00 per share generating capital of $7,218,480. Since the Company's inception date was June 23, 1995, and all 1995 efforts were directed toward the approval and opening The First, any comparison of 1995 and 1996 financial is without merit and, therefore, we have elected not to provide a comparative analysis but rather focus upon 1996 financials.

         At the close of business, December 31, 1996, The First concluded it first five (approximate) months of operations. As of year end 1996, the Company's assets totaled $14,176,760. Of this total, $1,458,586 was Cash and Due From Banks; $2,311,386 was Fed Funds Sold; $4,216,027 was Securities comprised of U.S. Government Agency and Mortgage Backed; $4,290,272 Loans Net of the Reserve for Loan Losses ($37,148); $1,691,760 Premises and Equipment; $35,576 Interest Receivable; and $173,153 Other Assets.

         Deposits as of year end 1996 totaled $7,506,649. Of this total, $1,566,076 were non-interest bearing; $400,000 were Time Deposits of $100,000 or more; and $5,540,573 were Other Interest Bearing deposits. Interest payable of $26,646 and Other Liabilities of $22,936 comprised the remaining liabilities as of year-end.

         Shareholders' equity totaled $6,620,529 as of December 31, 1996. Of this amount, $721,848 was stated capital from Common Stock at $1 par value; $6,451,456 was representative of Additional paid-in capital from the initial stock offering; ($555,658) was representative of accumulated losses from 1996 operating losses; and $2,883 was representative of the unrealized gain on "Available for Sale" securities at year-end.

         Since commencing operations on August 5, 1996, the Company has sustained monthly operating losses resulting in both a negative Return on Average Assets (ROA) and Return on Equity (ROE). The net loss per common share through year-end 1996 was equal to ($.58).

         Net interest income, the primary source of earnings for the Company, represents earnings generated from earning assets less the interest expense of funding those assets. During 1996, earning assets grew $10,817,685. Changes in net interest income can be divided into components, the change in average earning assets (volume component) and the change in the net interest margin (rate component). Net Interest Margin represents the difference between yields on earning assets and rates paid on interest bearing liabilities. The Net Interest Margin for 1996 was 2.39%.

         The Company's Provision for Loan and Lease Losses is utilized to replenish its Reserve for Loan and Lease Losses on its balance sheet. The reserve is maintained at a level deemed adequate by the Board of Directors after evaluation of credit risk and loan performance trends in the loan portfolio. The reserve amount currently maintained (.85% of loans net of unearned interest) is deemed adequate to cover existing exposure within the Company's loan portfolio. Management currently intends to grow the reserve and maintain it at 1.10% of loans net of unearned. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. See "Determination of Reserve for Loan Losses."

         Non-interest income and non-interest expense reflect the impact of costs associated with beginning operations and growing the deposit base. Non-interest income includes various service charges, fees, and commissions collected by the Company; non-interest expense represents ordinary overhead expenses to include salaries, bonuses, and benefits.


                      LIQUIDITY, ASSET/LIABILITY MANAGEMENT

         Liquidity may be defined as the ability of the Company to meet cash flow requirements created by decreases in deposits and/or other sources of funds or increases in loan demand. The Company has maintained an asset/liability management policy which focuses upon interest rate risk and rate sensitivity. The primary objective of rate sensitivity management is to maintain interest income growth while reducing exposure to adverse fluctuations in interest rates. The Company utilizes an Asset/Liability Management Committee which evaluates and analyzes the Company's pricing, maturities, growth, and balance sheet mix strategies in an effort to make informed decisions that will increase income and limit interest rate risk. The committee utilizes GAP Analysis generated using Asset Liability Management Software. Utilizing GAP analysis, the bank desires to maintain a rate sensitivity position which is essentially neutral, with rate sensitive assets being equal to rate sensitive liabilities with repricing opportunities of one year or less. The Company has experienced no problem with liquidity since commencing operations and anticipates that all liquidity requirements will be met in the foreseeable future. The Company's traditional sources of funds from deposit increases, maturing loans and investments have allowed it to generate sufficient funds for liquidity needs. At December 31, 1996, the Company's Loan to Deposit ratio was 57%. As The First grows and continues to make additional loans, management anticipates that this rate will increase.


                                     CAPITAL

         Under current regulatory requirements a bank should have a basic leverage ratio of 5% to be considered "well capitalized". At December 31, 1996, The First maintained a 34.5% leverage ratio which allowed it to significantly exceed the ratio required for a "well capitalized" institution. The regulatory authorities have become increasingly interested in evaluating a financial institutions capital against its assets which have been risk weighted (high risk assets would require a higher capital allotment, lower risk assets a lower capital allotment). In this context, a "well capitalized" bank is required to have a Tier I risk based capital ratio (excludes reserve for loan losses) of 6% and a total risk based capital ratio (includes reserve for loan losses) of 10%. At the end of 1996, the Company had a Tier I ratio of 91.3% and total risk based consolidated capital of 91.8%, once again placing the Company well above the consolidated level required for a "well capitalized" institution. The Company's capital position exceeds regulatory requirements, even for "well capitalized" institutions. See "Supervision and Regulation." Management considers current capital levels to be sufficient to support the needs of the Company and anticipates no events or conditions in the near future that would significantly affect the capital position.

                     IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements, and notes thereto, presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                      SUPPLEMENTAL STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST AND INTEREST DIFFERENTIAL

         A.       AVERAGE BALANCE SHEETS (IN THOUSANDS):

                                  ASSETS                                           CONSOLIDATED
Cash And Due From Banks                                                                $  3,313

Investments and Fed Funds Sold and Securities Purchased
Under Agreements to Resell                                                             $  3,339

Loans, Net of Unearned and Reserve for Loan Losses                                     $  1,432

Deposits on Land                                                                       $     52

Fixed Assets                                                                           $    796

Accrued Income                                                                         $     16

Other Assets                                                                           $    188

   TOTAL ASSETS                                                                        $  9,111

LIABILITIES AND SHAREHOLDERS' EQUITY DEPOSITS:

    Non-Interest Bearing                                                               $  1,152

    Interest Bearing                                                                   $  2,402

    Total Deposits                                                                     $

Fed Funds Purchased and Securities Sold Under Agreement to
Repurchase                                                                             $      0

Borrowed Funds                                                                         $      0

Other Liabilities                                                                      $     25

   TOTAL LIABILITIES                                                                   $  2,740

Shareholders' Equity                                                                   $  6,371

Total Liabilities and Shareholders' Equity                                             $  9,111


         B.       ANALYSIS OF NET INTEREST EARNINGS

         The table below shows, for the year ended December 31, 1996, an analysis of net interest earnings, including the average amount of interest-earning assets and interest-bearing liabilities outstanding during the period, the interest earned or paid on such accounts, the average yields/rates paid and the net yield on interest-earning assets:


                     ($ IN THOUSANDS) USING AVERAGE BALANCES

                         EARNING ASSETS                    CONSOLIDATED                 YIELDS
                                                                                        EARNED
                                                                                        AND
                                                                                        RATES
                                                                                        PAID %
Net Loans                                                  $1,432                       9.486%

Investments and Fed Funds Sold and Securities
Purchased Under Agreements to Resell                       $3,339                       5.597%

TOTALS                                                     $4,771                        6.46%

INTEREST-BEARING LIABILITIES:

Interest-Bearing Deposits                                  $2,402                       5.469%

Borrowed Funds and Fed Funds Purchased and
Securities Sold Under Agreements to Repurchase             $    0                           0%

TOTALS                                                     $2,402                       5.469%

Net Amounts                                                $2,369                        .991%

         Net yield on earning assets:
         (1) Interest and yields on tax-exempt obligations are not on a fully taxable equivalent basis.

         (2) For the purpose of these computations, non-accruing loans are included in the average loan balances outstanding.


         C.       INCREASE (DECREASE) IN INTEREST INCOME AND INTEREST EXPENSE

         Since The First commenced operations on August 5, 1996 and no prior year information is available for any comparison of changes in interest income and interest expense, this analysis is omitted.

II.      INVESTMENT PORTFOLIO

         A. The following tables present the book values of securities as of December 31, 1996. All amounts are stated in thousands.


                      SECURITY DESCRIPTION                         CONSOLIDATED
U.S. Treasury                                                       $    0

U.S. Gov't Agencies and Mortgage Backed Securities                  $4,058

States and Political Subdivisions                                   $    0

Other                                                               $    0

TOTAL BOOK VALUE                                                    $4,216



         B. The following table sets forth maturities of investment and mortgage-backed securities (carrying values) at December 31, 1996, and the weighted average yield of such securities.
         All dollar values are stated in thousands.

                                                YIELD       1-5           YIELD          5-10        YIELD
           SECURITIES              0-1          (%)         YEARS           (%)           YEARS      (%)
U.S. Treasury                   $    0            0%       $    0            0%         $    0           0%

U.S. Gov't Agencies             $2,961         5.19%       $  497         6.57%         $    0           0%

Mortgage Backed                 $    0            0%       $    0            0%            254        6.51
Securities

States and Political            $    0            0%       $    0            0%         $    0           0%
Subdivisions

Other                           $    0            0%       $    0            0%         $    0           0%

TOTAL                           $2,961         5.19%       $  497         6.57%         $  254        6.51%

                                Greater Than  Yield (%)
                                10 Years

Mortgage Backed                 $  346         6.681
Securities

Equity Securities               $  158          6.00%

 TOTAL                          $  504         6.467


         NOTE: Interest and yields on tax-exempt obligations are not on a taxable equivalent basis. Average yield on floating rate securities was determined using the current yield.


         C. Investment securities in excess of 10% of shareholders' equity. At December 31, 1996, there were no securities from any issues in excess of 10% of shareholders' equity.

III. LOAN PORTFOLIO

         A.       TYPE OF LOANS

         The amount of loans outstanding by type at the indicated dates are shown in the following table. All dollar amounts are expressed in thousands.


                     LOAN TYPE                                DECEMBER 31, 1996
          Commercial, financial and agriculture                      $2,740

          Real Estate - construction                                    $36

          Real Estate - mortgage                                     $1,079

          Installment loans to individuals                             $470

          Other                                                          $2

          Total Loans                                                $4,327

          Less:  Unearned Interest                                       $0

          Total Loans Net of Unearned Int.                           $4,327


         B.       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                  RATES.

                  All dollar values are expressed in thousands as of December 31, 1996.

                                       MATURING
                                       WITHIN 1         1 - 3          3 - 7          OVER 7
LOAN TYPE                                YEAR           YEARS          YEARS           YEARS            TOTAL
Commercial, financial and              $1,788          $  822          $  130          $    0          $2,740
agricultural

Real Estate - construction             $   23          $   11          $    2          $    0          $   36

Real Estate - mortgage                 $  704          $  324          $   51          $    0          $1,079

Installment loans to individuals       $  307          $  141          $   22          $    0          $  470

Other loans, excluding real estate -   $    1          $    1          $    0          $    0          $    2
mortgage and installment loans

Total Loans by Maturity or Earliest    $2,823          $1,299          $  205          $    0          $4,327
Repricing Date

LOANS INCLUDED IN TOTALS ABOVE WITH:

Predetermined interest rates           $    0          $    0          $    0          $    0          $    0

Floating interest rates                $2,621          $    0          $    0          $    0          $2,621


C. NON-PERFORMING LOANS

         1. As of December 31, 1996 there were no loans classified as non-performing in nature.

         2. There were no loan concentrations in excess of 10% of total loans at December 31, 1996.

         3.  There were no outstanding foreign loans at December 31, 1996.

         4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or The First, or their future operating results, liquidity, or capital resources.

         5. As of December 31, 1996, no loans were in non-accruing status and therefore interest income has not been impacted by such activity.

         6. Management stringently monitors loans that are classified as non-performing. Non- performing loans include non-accrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor's financial difficulties. Loans are generally placed on non-accrual status if any of the following events occur: (1) the classification of a loan as non-accrual internally or by regulatory examiners; (2) delinquency on principal for 90 days or more unless management is in the process of collection; (3) a balance remains after repossession of collateral; (4) notification of bankruptcy; or (5) management's judgement that non-accrual is appropriate.


         D.  OTHER INTEREST-BEARING ASSETS

         There were no other interest-bearing non-performing assets at December 31, 1996.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. An analysis of the loan loss experience for the period ending December 31, 1996 is provided in the following table. All balances are provided in thousands of dollars.


                         BEGINNING BALANCE                    DECEMBER 31, 1996
CHARGE-OFFS:
Commercial, Financial and Agricultural                               $   0
Real Estate                                                          $   0
Installment Loans and Other                                          $   0
TOTAL CHARGE-OFFS                                                    $   0

Recoveries:
Commercial, Financial and Agricultural                               $   0
Real Estate                                                          $   0
Installment Loans and Other                                          $   0
TOTAL RECOVERIES                                                     $   0

NET CHARGE-OFFS                                                      $   0
Provision Charged to Operations                                      $  37
Ending Balance                                                       $  37
Ratio of Net Charge-offs to Average Loans Outstanding                   0%
Ratio of Reserve for Loan Losses to Loans Outstanding                 .86%
at Year-End

         B.       DETERMINATION OF RESERVE FOR LOAN LOSSES

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require attention. The loan loss reserve is currently based upon the formula established in the bank charter application with the Office of the Comptroller of the Currency. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         C.       LOANS AND RISK DESCRIPTIONS REAL ESTATE LOANS

         Approximately $1.1 million or 26% of the loan portfolio consisted of real estate loans at December 31, 1996. These loans were extended after a thorough review of all supporting financial and collateral information with a loan to value margin of up to 80%. The Bank believes that these loans represent an acceptable risk. At December 31, 1996 the Bank had $2.7 million or approximately 60% of the loan portfolio in Commercial/Financial/Industrial loans. These loans to both businesses and individuals were booked after a thorough credit analysis of the borrower's repayment ability. The credit analysis included the review of financial statements, tax returns, credit bureaus, and supporting collateral. These type loans represent the core of the bank's loan portfolio and represent a conservative vehicle for interest income.

         CONSUMER AND OTHER LOANS

         At December 31, 1996 approximately 11% or $0.5 million of the Bank's portfolio consisted of consumer loans. These loans represent an opportunity for the bank to meet the varied needs of its customers. These loans allow the Bank to earn a stable rate of interest income and are reserved for borrower's that meet the bank's credit quality standards.

V.       DEPOSITS

         A.  AVERAGE DEPOSITS

                                          ($ In Thousands)          Rate
                                               Amount
         Non-Interest Bearing Deposits           $  250                  0%

         Interest Bearing Deposits (1)           $1,565               4.75%

         Savings Deposits                        $   25              2.417%

         Time Deposits                           $  402              5.661%

         Total Deposits                          $2,248              4.351%

         (1)      Includes Money Market Accounts

         B.       OTHER CATEGORIES

                  None


         C.       FOREIGN DEPOSITS

                  None

         D. TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AND MATURITIES AT DECEMBER 31, 1996.

                                          3 Months     3-6 Months   6-12 Months       Over 12
                                          or Less                                     Months
Time Certificates of Deposit of           $100            $0            $400          $200
$100,000 or more


E.       FOREIGN OFFICE TIME DEPOSITS OF $100,000 OR MORE

                  Not Applicable

VI.      RETURN ON EQUITY AND ASSETS


         The following financial ratios are presented for analytical purposes:

RATIO DESCRIPTION                                             DECEMBER 31, 1996
Return on Assets (net income divided by average total assets)       (5.42%)
Return on Equity ( net income divided by average equity)            (7.75%)
Dividend payout ratio (dividends per share divided by net               0%
income per share)
Equity to asset ratio (average equity divided by average total      69.93%
assets)



VII.     SHORT TERM BORROWINGS

         As of December 31, 1996 there were no short term borrowings. During 1996 the Company and The First had no short term borrowings in excess of 30% of shareholders' equity.


VIII.    CAPITAL ADEQUACY DATA

         Total capital of the Company as a percentage of total adjusted assets was as follows:

                                                               ($ Thousands)
                                                             December 31, 1996
Total Assets                                                       $14,177

Allowance for Loan Losses                                          $    37

Total Adjusted Assets                                              $14,214

Total Shareholders' Equity (excluding unrealized loss)             $ 6,618

Allowance for Loan Losses                                          $    37

Other Components of Capital                                        $     0

Total Primary Capital                                              $ 6,655

Total Secondary Capital                                            $     0

Total Capital                                                      $ 6,655

Ratio of Total Capital to total Adjusted Assets                      46.80%

         Tier I and total capital as a percentage of "risk-weighted" assets at December 31, 1996 were as follows:

                                                        December 31, 1996
                  Tier I Capital Percentage                   91.3%

                  Total Capital Percentage                    91.8%

         The Company's capital ratios exceed the minimum capital requirements at December 31, 1996 and management expects this to continue.

IX. INTEREST RATE SENSITIVITY ANALYSIS

         The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time period. The interest rate sensitivity gaps can vary from day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may none the less reprice at different times and at different levels.

                                                                  ($ In Thousands)
                                                                 December 31, 1996
                                                       Interest Sensitive Within (Cumulative)
                                      Within 3            Within 12            Within 5       Total Interest
                                      Months              Months               Years          Earning assets
Interest Earning Assets:

Loans                                 $1,976              $3,022               $4,319             $4,326

Investments and Mortgage Backed       $1,976              $2,952               $4,046             $4,046
Securities

Fed Funds Sold and Other              $2,311              $2,311               $2,311             $2,311

Totals                                $5,098              $7,299               $9,690             $9,696

Interest Bearing Liabilities:

Deposits and Borrowed Funds           $5,512              $6,516               $7,291             $7,291

Sensitivity Gap:

Dollar amount                          ($577)             $  620               $2,236             $2,243

Percent of Total Interest Earning     (11.32%)              8.49%               23.08              23.13%
Assets

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring rate sensitivity differences ("GAP") between assets and liabilities. An asset or liability is considered to be rate sensitive within a specific time period if it will mature or be subject to repricing within that period of time. The interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered to be positive when the amount of rate sensitive assets maturing or repricing within a period of time exceeds the amount of rate sensitive liabilities maturing within that same time frame. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In an environment of rising interest rates, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income would result whereas an institution with a negative gap could experience the opposite results.

         At December 31, 1996, total interest-earning assets maturing or repricing within one year was greater than interest bearing liabilities maturing or repricing within the same period of time by $620,000 (cumulative), representing a positive cumulative gap of 8.49% of earning assets. While the Company generally has a positive gap in all time frames, the primary contributing factor to this gap position is the short term of the Company's operation. As the Company matures and deposits diversify, it is expected that this gap will move toward a more neutral position with the addition of deposits with fixed maturities of a longer duration than seen at the present time. This trend should be particularly noticeable in the 1 - 5 year time frame, since these will be the maturities in which most time deposits will be marketed and in which any change in interest rates will have the greatest impact on earnings.


ITEM 7.  FINANCIAL STATEMENTS.


INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report................................................................................... 14

Consolidated Balance Sheet as of December 31, 1996, and 1995................................................... 15

Consolidated Statements of Operations for the Year Ended December 31, 1996, and the
Period Ended December 31, 1995................................................................................. 16

Consolidated Statement of Shareholders' Equity for the Year Ended December 31, 1996, and
the Period Ended December 31, 1995............................................................................. 17

Consolidated Statements of Cash Flows for the Year Ended December 31, 1996, and the
Period Ended December 31, 1995................................................................................. 18

Notes to Consolidated Financial Statements..................................................................... 19

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
The First Bancshares, Inc.
Hattiesburg, Mississippi


We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1996, and the period from June 23, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The First Bancshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, and the period from June 23, 1995, to December 31, 1995, in conformity with generally accepted accounting principles.



T. E. Lott & Company
Columbus, Mississippi
February 6, 1997

                           THE FIRST BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

          ASSETS                                                         1996           1995
          ------                                                     ------------   ------------
Cash and due from banks                                              $  1,458,586   $        561
Federal funds sold                                                      2,311,386           --
Securities (Note C)                                                     4,216,027           --
Loans, net of reserve for loan losses of $37,148 (Note D)               4,290,272           --
Premises and equipment (Note E)                                         1,691,760        148,345
Interest receivable                                                        35,576           --
Other assets                                                              173,153        103,362

                                                                     $ 14,176,760   $    252,268
                                                                     ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Deposits:
    Noninterest-bearing                                              $  1,566,076   $       --
    Time, $100,000 or more                                                400,000           --
    Other interest-bearing                                              5,540,573           --
                                                                     ------------   ------------
       Total deposits                                                   7,506,649           --
Interest payable                                                           26,646           --
Borrowed funds (Note F)                                                      --          441,950
Other liabilities                                                          22,936         10,128
                                                                     ------------   ------------
    Total liabilities                                                   7,556,231        452,078
                                                                     ------------   ------------

Shareholders' Equity  (Note G):
    Common stock, par value $1 per share; 10,000,000
       shares authorized; issued and outstanding 721,848
       and 10 at December 31, 1996 and 1995, respectively                 721,848             10
    Preferred stock, par value $1 per share, 10,000,000
       shares authorized; no shares issued and outstanding                   --             --
    Additional paid-in capital                                          6,451,456             90
    Accumulated deficit                                                  (555,658)      (199,910)
    Unrealized gain on available-for-sale securities                        2,883           --
                                                                     ------------   ------------
       Total shareholders' equity                                       6,620,529       (199,810)
                                                                     ------------   ------------

                                                                     $ 14,176,760   $    252,268
                                                                     ============   ============


        The accompanying notes are an integral part of these statements.

                           THE FIRST BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    PERIODS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996                  1995
                                                                       ------------          -------------
INTEREST INCOME
    Interest and fees on loans                                            $  80,035             $    --
    Interest and dividends on investment securities - taxable                60,738                  --
    Interest on federal funds sold                                          119,003                  --
    Interest on deposits in banks                                             6,516                  --
    Other, preopening                                                       183,083                  --
                                                                          ---------             ---------
                                                                            449,375                  --
INTEREST EXPENSE
    Interest on time deposits of $100,000 or more                             7,433                  --
    Interest on other deposits                                               66,052                  --
    Interest on borrowed funds                                                5,909                  --
                                                                          ---------             ---------
                                                                             79,394                  --
                                                                          ---------             ---------
       Net interest income                                                  369,981                  --
    Provision for loan losses                                                37,148                  --
                                                                          ---------             ---------
       Net interest income after provision for loan losses                  332,833                  --

OTHER INCOME
    Service charges on deposit accounts                                       2,136                  --
    Other service charges and fees                                            2,190                  --
                                                                          ---------             ---------
                                                                              4,326                  --
OTHER EXPENSES
    Salaries                                                                172,051                  --
    Employee benefits                                                        34,328                  --
    Occupancy expense                                                        13,166                  --
    Furniture and equipment expense                                          51,942                  --
    Marketing and public relations                                           21,182                  --
    Other                                                                   176,253                  --
    Preopening expenses (Note L)                                            223,985               199,910
                                                                          ---------             ---------
                                                                            692,907               199,910
                                                                          ---------             ---------
Net loss                                                                  $(355,748)            $(199,910)
                                                                          =========             =========
Net loss per common share                                                 $    (.58)
                                                                          =========





        The accompanying notes are an integral part of these statements.

                           THE FIRST BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    PERIODS ENDED DECEMBER 31, 1996 AND 1995


                                                                              Unrealized
                                                                                Gain
                                                                                 On
                                                 Additional                   Available-
                                    Common        Paid-in       Accumulated    For-Sale
                                    Stock         Capital         Deficit     Securities       Total
                                 -----------    -----------    -----------    -----------   -----------
Issuance of organization stock   $        10    $        90    $      --      $      --     $       100

Net loss for 1995                       --             --         (199,910)          --        (199,910)
                                 -----------    -----------    -----------    -----------   -----------

Balance, December 31, 1995                10             90       (199,910)          --        (199,810)

Issuance of common stock,
    net of issuance costs            721,848      6,451,456           --             --       7,173,304

Net loss for 1996                       --             --         (355,748)          --        (355,748)

Unrealized gain on available-
    for-sale securities                 --             --             --            2,883         2,883

Redemption of organization
    stock                                (10)           (90)          --             --            (100)
                                 -----------    -----------    -----------    -----------   -----------

Balance, December 31, 1996       $   721,848    $ 6,451,456    $  (555,658)   $     2,883   $ 6,620,529
                                 ===========    ===========    ===========    ===========   ===========



        The accompanying notes are an integral part of these statements.

                           THE FIRST BANCSHARES, INC.,

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    PERIODS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996                     1995
                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $    355,748)            $   (199,910)
    Adjustments to reconcile net income to net cash:
       Depreciation                                                        42,210                     --
       Provision for loan losses                                           37,148                     --
       Amortization and accretion                                         (13,285)                    --
       Increase in interest receivable                                    (35,576)                    --
       Increase in other assets                                           (69,791)                    --
       Increase in interest payable                                        26,646                     --
       Increase in other liabilities                                       12,808                   10,128
                                                                     ------------             ------------

    Net cash used in operating activities                                (355,588)                (189,782)
                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of available-for-sale securities                         (4,949,859)                    --
    Proceeds from maturities and calls of available-for-sale
       securities                                                         750,000                     --
  Increase in loans                                                    (4,327,420)                    --
    Additions to premises and equipment                                (1,585,625)                (148,345)
                                                                     ------------             ------------

    Net cash used in investing activities                             (10,112,904)                (148,345)
                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits                                                7,506,649                     --
    (Decrease) increase in borrowed funds                                (441,950)                 441,950
    Proceeds from issuance of stock, net                                7,173,204                     --
    Proceeds from the sale of organization shares                            --                        100
    Increase in organization and deferred registration costs                 --                   (103,362)
                                                                     ------------             ------------

    Net cash provided by financing activities                          14,237,903                  338,688
                                                                     ------------             ------------

Net increase in cash and cash equivalents                               3,769,411                      561

Cash and cash equivalents at beginning of year                                561                     --
                                                                     ------------             ------------

Cash and cash equivalents at end of year                             $  3,769,972             $        561
                                                                     ============             ============

CASH PAID DURING THE YEAR FOR:
    Interest                                                         $     52,748             $      2,424
    Income taxes                                                             --                       --


        The accompanying notes are an integral part of these statements.

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE A - ORGANIZATION

         The First Bancshares, Inc. (the Company) was incorporated under the laws of Mississippi on June 23, 1995 (the "Inception Date"), for the purpose of becoming a one-bank holding company. From the Inception Date through August 5, 1996, the Company was a development-stage company and its activities during the period consisted of its organization, the conducting of its initial public stock offering, pursuit of the approval of the Office of the Comptroller of the Currency ("OCC") for its application to charter its subsidiary bank, the First National Bank of South Mississippi (the "Bank"), and the establishing of systems, hiring and training of personnel, and other matters related to the opening of the Bank. The Bank began its operations on August 5, 1996.


NOTE B - SUMMARY OF ACCOUNTING POLICIES

         1.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

         2.       NATURE OF OPERATIONS

         The Company as a bank holding company is regulated by the Federal Reserve Bank.

         The Bank operates under a national bank charter and provides full banking services. It is subject to the regulation of the OCC. The Bank provides services primarily to Forrest and Lamar Counties of Mississippi.

         3.       ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  ( Continued )

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE B - SUMMARY OF ACCOUNTING POLICIES  (Continued)

         4.       SECURITIES

         Investments in securities are classified into three categories and are accounted for as follows:

         Available-for-Sale Securities

         Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported in shareholders' equity, net of tax, when applicable, until realized.

         Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold.

         Premiums and discounts are recognized in interest income using the interest method.

         Securities to be Held-to-Maturity

         Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. There were no securities classified as held-to-maturity at December 31, 1996 and 1995.

         Trading Account Securities

         Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 1996 and 1995.

         5.       LOANS

         Loans are carried at the principal amount outstanding, net of unearned interest. Interest income on installment loans is recognized using a method which approximates the interest method. Interest income on all other loans is recognized based on the principal balance outstanding and the stated rate of the loan.

                                  ( Continued )

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE B - SUMMARY OF ACCOUNTING POLICIES  (Continued)

         6.       PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation. The depreciation policy is to provide for depreciation over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance expenditures are charged to operating expenses; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

         7.       RESERVE FOR LOAN LOSSES

         For financial reporting purposes, the provision for loan losses charged to operations is based upon management's estimations of the amount necessary to maintain the reserve at an adequate level, considering losses charged to the loan portfolio, current economic conditions, credit reviews of the loan portfolio, and other factors warranting consideration. Reserves for any impaired loans are generally determined based on collateral values. Loans are charged against the reserve for loan losses when management believes the collectibility of the principal is unlikely. The reserve is maintained at a level believed adequate by management to absorb potential loan losses.

         8.       ORGANIZATION COSTS

         Organization costs consisting of incorporation expenses are included in other assets and are being amortized to expense over a sixty-month period.

         9.       INCOME TAXES

         A deferred tax asset or liability is recognized for the future income tax effects attributable to the differences in the tax bases of assets or liabilities and their reported amounts in the financial statements, as well as operating loss and tax credit carryforwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized.

         10.      STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

                                  ( Continued )

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE B - SUMMARY OF ACCOUNTING POLICIES  (Continued)

         11.      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines and standby letters of credit. Such financial instruments are recorded in the financial statements when they are exercised.

         12.      PER SHARE DATA

         Per share data for the year ended December 31, 1996, is based on the weighted average of common stock outstanding for the period. Per share data for the period ended December 31, 1995, is not presented since it is not considered to be meaningful. The weighted average shares outstanding for the year ended December 31, 1996, was 612,435.


NOTE C - SECURITIES

         Securities at December 31, 1996, consisted of available-for-sale securities with a carrying amount of $4,216,027. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of these securities at December 31, 1996, are as follows:


                                                                  Gross           Gross          Estimated
                                                Amortized       Unrealized      Unrealized         Fair
                                                   Cost           Gains           Losses          Value
                                                ----------      ----------      ----------      ----------
        Available-for-sale securities:
          Obligations of U. S.
             Government agencies                $3,458,269      $    3,486      $    4,448      $3,457,307
          Mortgage-backed securities               596,475           3,845            --           600,320
          Equity securities                        158,400            --              --           158,400
                                                ----------      ----------      ----------      ----------

                                                $4,213,144      $    7,331      $    4,448      $4,216,027
                                                ==========      ==========      ==========      ==========

                                   (Continued)

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE C - SECURITIES  (Continued)

    The scheduled maturities of securities at December 31, 1996, are as follows:

                                                                              Estimated
                                                              Amortized         Fair
                                                                Cost            Value

        Due in one year or less                              $ 3,458,269    $ 3,457,307
        Mortgage-backed securities and equity securities         754,875        758,720
                                                             -----------    -----------

                                                             $ 4,213,144    $ 4,216,027
                                                             ===========    ===========

         Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

         No gains and losses were realized on available-for-sale securities in 1996. No securities were pledged at December 31, 1996.

NOTE D - LOANS

         Loans outstanding include the following types at December 31, 1996:

                                                               (In Thousands)
        Commercial, financial, and agricultural              $    1,297
        Real estate - construction                                   36
        Real estate - mortgage:
           Commercial                                             1,317
           Residential                                            1,205
        Consumer                                                    470
        Other                                                         2
                                                             ----------
                                                                  4,327
        Reserve for loan losses                                     (37)
                                                             ----------
                                                             $    4,290
                                                             ----------

         Activity in the reserve for loan losses included a provision for loan losses charged to operations of $37,148 for the year ended December 31, 1996. For the period ended December 31, 1996, the Bank had no loans classified as impaired.

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE E - PREMISES AND EQUIPMENT

         The detail of premises and equipment at December 31, 1996 and 1995, is as follows:

                                                     1996               1995
                                                 -----------         -----------
Premises:
   Land                                          $   452,121         $   142,382
   Buildings and improvements                         60,863                --
Equipment                                            342,443               5,963
Construction in process                              878,543                --
                                                 -----------         -----------
                                                   1,733,970             148,345
Less accumulated depreciation                        (42,210)               --
                                                 -----------         -----------

                                                 $ 1,691,760         $   148,345
                                                 ===========         ===========

The amount charged to operating expense for depreciation in 1996 was $42,210.


NOTE F - BORROWED FUNDS

         Upon formation of the Company, the organizers executed and, as a group, guaranteed a $500,000 line of credit on behalf of the Company from an unrelated financial institution. Proceeds were used to fund organization costs, registration costs, and pre-opening expenses. At December 31, 1995, the outstanding balance was $441,950. Upon completion of the sale of the minimum shares of common stock in the initial stock offering, the debt was repaid. Interest expense amounted to $5,909 in 1996 and $7,107 in 1995.


NOTE G - REGULATORY MATTERS

         The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

                                  ( Continued )
                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE G - REGULATORY MATTERS  (Continued)

         To ensure capital adequacy, quantitative measures have been established by regulators and these require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted total assets (leverage). Management believes, as of December 31, 1996, that the Company and the Bank exceed all capital adequacy requirements.

         At December 31, 1996, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well- capitalized if it has total risk-based capital of 10% or more, has Tier I risk-based ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

         The actual capital amounts and ratios at December 31, 1996 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                                     ($ In Thousands )
                                               Company
                                            (Consolidated)              Bank
                                            --------------              ----
                                           Amount   Ratio         Amount   Ratio
                                           ------   -----         ------   -----
      Total risk-based                 $   6,655     91.8%      $  4,842   69.8%
      Tier I risk-based                    6,618     91.3%         4,805   69.1%
      Tier I leverage                      6,618     46.6%         4,805   34.5%

The minimum amounts of capital and ratios as established by banking regulators at December 31, 1996, are as follows:

                                                     ($ In Thousands )
                                               Company
                                            (Consolidated)              Bank
                                            --------------              ----
                                           Amount   Ratio         Amount   Ratio
                                           ------   -----         ------   -----
Total risk-based                       $   6,655     91.8%      $ 4,842    69.8%
Total risk-based                       $     580      8.0%      $   556     8.0%
Tier I risk-based                            290      4.0%          278     4.0%
      Tier I leverage                        426      3.0%          417     3.0%

         The Company's dividends, if any, will be made from dividends received from the Bank. The OCC limits dividends of a national bank in any calendar year to the net profits of that year combined with the retained net profits for the two preceding years. At December 31, 1996, the Bank had no retained net profits free of the restrictions.

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE H - INCOME TAXES

         The Company's accounting and reporting of income taxes is in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." At December 31, 1996 and 1995, the Company had a net operating loss carryforward of approximately $555,000 and $200,000, respectively, for financial reporting purposes. The realization of any deferred tax asset by the Company depends upon having sufficient taxable income in the carryforward periods. Under Statement No. 109, deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statements and tax bases of assets, liabilities and operating loss carryforwards. A valuation allowance is then established to reduce the deferred tax asset to an amount that it is "more likely than not" to be realized in the future. The net operating losses during the periods ended December 31, 1996 and 1995, generated deferred tax assets of approximately $208,000 and $75,000, respectively, each of which have been fully offset by a valuation allowance of the same amount.

         For income tax accounting purposes, the Company had a consolidated net operating loss of approximately $180,000 at December 31, 1996. The difference in the loss carryforward for financial and tax reporting purposes is primarily due to the deferral and amortization of pre-opening expenses over a sixty-month period for tax reporting. Carryforwards of net operating losses will expire in the year 2011 if not utilized.


NOTE I - EMPLOYEE BENEFITS

         The Company has an employment agreement with its President and Chief Executive Officer which was assigned to the Bank upon its organization. The initial term of the agreement is for three years with an extension provision for an additional three year term. It provides for a minimum salary to be reviewed by the Board of Directors annually and increased at its discretion and allows for participation in any management incentive programs, long-term equity incentives, and eligibility for grants of any stock options, restricted stock, and other similar awards. In the first two years of operations of the Bank, bonuses, if any, will be determined by the Board of Directors. Thereafter, the bonuses are based upon a percentage of net profits after taxes of the Bank. Further, the officer has been granted an option to purchase up to 3% of the number of shares sold in the initial stock offering at a price per share equal to the initial offering price. If the employment agreement is extended for an additional three years, the agreement grants to the officer an additional option to purchase a number of shares equal to 4% of the number of shares sold in the initial stock offering at the fair market value of the stock at the grant date. The options vest one-third per year for the first three years of operations of the Bank and will be subject to certain performance criteria as established by the Board of Directors. The option to purchase will have a term of ten years. In addition, the agreement provides for additional benefits in the event of termination after a change in control.

                                  ( Continued )

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE I - EMPLOYEE BENEFITS  (Continued)

         The Company accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with APB 25, no expense has been recorded in the accompanying financial statements. If FASB No. 123, "Accounting for Stock-Based Compensation" had been applied, the net loss from operations for the year ended December 31, 1996, would have been $367,290 and the net loss per common share would have been $.60.

         The Bank provides a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. For employee contributions of three percent or less, the Bank provides a matching contribution.


NOTE J - RELATED PARTY TRANSACTIONS

         In the normal course of business, the Bank makes loans to its directors and officers and to companies in which they have a significant ownership interest. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans amounted to approximately $655,000 at December 31, 1996. In the opinion of management, such loans are consistent with sound banking policies and are within applicable regulatory and lending limitations.

         The Bank contracted with a company in which a director is a principal to construct a new bank building. For the year 1996, approximately $580,000 had been paid to the company for construction costs. Management of the Company and of the Bank are of the opinion such transactions are consistent with sound business practices.


NOTE K - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK



         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit life, etc., which are not reflected in the accompanying financial statements. The Bank had outstanding letters of credit of $50,000 at December 31, 1996, and had made loan commitments of approximately $785,000 at December 31, 1996. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instrument. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its lending activities. No significant losses are anticipated as a result of these transactions.

                                  ( Continued )
                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE K - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK
    (Continued)

         The Bank is in the process of completing a new banking facility for its main office in Hattiesburg, Mississippi. At December 31, 1996, the estimated cost to complete the construction was approximately $350,000. The building was occupied in February, 1997.

         The primary market area served by the Bank is Forrest and Lamar Counties within South Mississippi. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 1996, management does not consider there to be any significant credit concentration within the loan portfolio. Although the Bank's loan portfolio, as well as existing commitments, reflect the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

         The Bank has Sixteenth Section land leases and contracts for bank premises. The leases have 40 year terms with annual rentals of $20,240 subject to reappraisals every 10 years.


NOTE L - PREOPENING EXPENSES

         A summary of the components of pre-opening expenses for the periods ended December 31, 1996 and 1995, are as follows:

                                                   Periods Ended
                                                    December 31,
                                            -------------------------
                                            1996                 1995
                                           ------               ------
Salaries and employee benefits          $  153,736          $   72,643
Consultant fees                                -                50,613
Professional fees                           19,557              30,036
Marketing and public relations               9,910              14,059
Occupancy costs                             22,526              10,294
Supplies and postage                         7,607              10,464
Other                                       10,649              11,801

                                        $  223,985          $  199,910
                                        ==========          ==========

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below. The following information does not purport to represent the aggregate consolidated fair value of the Company.

         Cash and Cash Equivalents - The carrying amount of these financial instruments (cash and due from banks and federal funds sold) approximate fair value.

         Investment Securities - Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans - For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value as the Company has the ability to reprice the loan as interest rate changes occur. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposits - The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

         Commitments to Extend Credit - Management is of the opinion the estimated fair value is not significantly different than the contractual or notational amounts.

         The carrying amount and estimated fair value of the Company's consolidated financial instruments are as follows:

                                                         (In Thousands)
                                                        December 31, 1996
                                                       -------------------
                                                       Carrying       Fair
                                                       Amount        Value
                                                       --------   --------
Financial Assets:
  Cash and cash equivalents                            $  3,770   $  3,770
                                                       ========   ========

  Investment securities                                $  4,216   $  4,216
                                                       ========   ========

                                  ( Continued )

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)


                                                                 (In Thousands)
                                                                December 31, 1996
                                                              ------------------------
                                                              Carrying           Fair
                                                               Amount           Value
                                                              --------         --------
          Loans:
  Adjustable rate                                             $ 2,622          $ 2,622
  Fixed rate                                                    1,705            1,698
                                                              -------          -------
     Total loans                                                4,327            4,320

  Reserve for loan losses                                         (37)            --
                                                              -------          -------

     Net Loans                                                $ 4,290          $ 4,320
                                                              =======          =======

Financial liabilities:
  Deposits:
     Noninterest-bearing demand                               $ 1,566          $ 1,566
     Interest-bearing demand                                    3,912            3,912
     Savings                                                       71               71
     Certificates of deposit                                    1,958            1,960
                                                              -------          -------

         Total Deposits                                       $ 7,507          $ 7,509
                                                              =======          =======

         Statement No. 107 prohibits adjustments for any value derived from the expected retention of deposits for a future time period. That value, often referred to as a core deposit intangible, is neither included in the fair value amounts nor recorded as an intangible asset in the consolidated balance sheets.

                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE N - PARENT COMPANY FINANCIAL INFORMATION

         The balance sheets, statements of operations, and cash flows for the First Bancshares, Inc. (parent only) follow:

                            CONDENSED BALANCE SHEETS

                                                                                        December 31,
                                                                                        ------------
                                                                                     1996            1995
                                                                                     ----            ----
Assets:
  Cash                                                                           $       461    $       561
  Interest-bearing deposit with subsidiary bank                                     1,515,077           --
  Investment in subsidiary bank                                                     4,807,805           --
  Fixed assets                                                                        332,077        148,345
  Other                                                                                43,518        103,362
                                                                                  -----------    -----------

                                                                                  $ 6,698,938    $   252,268
                                                                                  ===========    ===========
Liabilities:
  Accounts payable and accrued expenses                                           $    78,410    $    10,128
  Note payable                                                                           --          441,950
                                                                                  -----------    -----------
                                                                                       78,410        452,078
                                                                                  -----------    -----------

Shareholders' equity (deficit)                                                      6,620,528       (199,810)
                                                                                  -----------    -----------

                                                                                  $ 6,698,938    $   252,268
                                                                                  ===========    ===========

                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                        Periods Ended
                                                                                        December 31,
                                                                                        ------------
                                                                                      1996           1995
                                                                                      ----           ----
Income:
  Interest                                                                        $   242,583    $      --

Expenses:
  Preopening and other expenses                                                        28,884        199,910
                                                                                  -----------    -----------

Income (loss) before income taxes and equity in
  undistributed loss of subsidiary                                                    213,699       (199,910)
Income taxes                                                                           75,410           --
                                                                                  -----------    -----------
Income (loss) before equity in undistributed loss
  of subsidiary                                                                       138,289       (199,910)
Equity in undistributed loss of subsidiary                                           (494,037)          --
                                                                                  -----------    -----------

Net loss                                                                          $  (355,748)   $  (199,910)
                                                                                  ===========    ===========

                                  ( Continued )
                           THE FIRST BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE N - PARENT COMPANY FINANCIAL INFORMATION  (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Periods Ended
                                                                  December 31,
                                                          --------------------------
                                                              1996           1995
                                                          -----------    -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $  (355,748)   $  (199,910)
    Adjustments to reconcile net loss to net cash
      and cash equivalents:
        Equity in undistributed loss of subsidiary            494,037           --
        Other, net                                            128,126         10,128
                                                          -----------    -----------

    Net cash provided by (used in) operating activities       266,415       (189,782)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in subsidiary                               (5,298,960)          --
    Acquisition of fixed assets                              (183,732)      (148,345)
                                                          -----------    -----------

    Net cash used in investing activities                  (5,482,692)      (148,345)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock, net                    7,173,204            100
    Proceeds from note payable                                   --          441,950
    Payment of note payable                                  (441,950)          --
    Increase in organization and deferred registration
      costs                                                      --         (103,362)
                                                          -----------    -----------

    Net cash provided by financing activities               6,731,254        338,688
                                                          -----------    -----------

Net increase in cash and cash equivalents                   1,514,977            561

Cash and cash equivalents at beginning of period                  561           --
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,515,538    $       561
                                                          ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No change in accountants has taken place in any period subsequent to the date of the most recent financial statements. The Company had no disagreement with accountants with respect to accounting principles or practices or financial statement disclosures or auditing scope or procedure, or disagreements with regard to reportable events. The Company has had the same independent accounting firm since its inception.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         All of the directors serve as directors of the Company and the Bank. Biographical information concerning the directors is set forth below. Ted E. Parker and Perry Edward Parker are brothers, and Dawn T. Parker is their sister-in-law. None of the other organizers or directors are related.

         David Waldron Bomboy, M.D., 51, is a director of the Company and the Bank. He was born in 1946 and is a lifelong resident of Hattiesburg, Mississippi. He graduated with honors in Pre-Medicine from the University of Mississippi in 1968 and earned an M.D. degree from the University of Mississippi Medical Center in 1971. Dr. Bomboy completed his orthopedic surgical training at the University of Mississippi in 1976. He is a Board-certified orthopedic surgeon and has practiced orthopedics in southern Mississippi for nineteen years. A vestry member of the Trinity Episcopal Church, Dr. Bomboy is also a member of the United Way of Southeast Mississippi, the Family Y, the Mississippi State Medical Association, and the American Medical Association. Currently, he is the president of the Physicians Healthcare Network and a member of the executive committee of the Mississippi Orthopedic Society. He is the past president of the Methodist Hospital Medical Staff.

         E. Ricky Gibson, 40, is a director of the Company and the Bank. He is also Treasurer of the Company and the Bank. He is the president and owner of N&H Electronic, Inc., a wholesale electronics distributor, since 1988 and Mid South Electronics, a wholesale consumer electronics distributor, since 1993. He is active in the Parkway Heights United Methodist Church. Mr. Gibson attended the University of Southern Mississippi. He was born in Hattiesburg, Mississippi in 1956.

         John Hudson, 55, is a director of the Company and the Bank. He was born in 1941 in Purvis, Mississippi and is a lifelong resident of Purvis, Mississippi. Prior to 1992, Mr. Hudson was an appraiser for, and assistant to the southern division manager of, the Louisiana Pacific Corporation in Purvis, Mississippi. He managed five lumber manufacturing mills. From 1992 to 1995, he was the owner and president of R&R Trucking. He is currently a director of, and consultant to, R&R Trucking. Mr. Hudson is a councilman and a member of the finance committee of the Purvis Church of God. He also served on the Purvis City Council for eleven years.

         David E. Johnson, 43, is a director and President and Chief Executive Officer of the Company. He is also President of the Bank. Mr. Johnson received a B.S. degree in Agricultural Economics in 1975 and an M.B.A. degree, with emphasis in Finance, in 1977 from Mississippi State University. In 1990, he graduated from the University of Oklahoma Commercial Lending and Graduate School. Mr. Johnson has completed various OMEGA lending courses and has taught a course at the University of Mississippi School of Banking. From 1993 to 1994, he served as chairman of the Southern Mississippi Group of Robert Morris & Associates.

         From 1987 to 1995, Mr. Johnson was with Sunburst Bank, now merged with Union Planters National Bank, as Senior Lender for the Hattiesburg branch and later as Senior Lender and Credit Administrator for Southern Mississippi. He was responsible for approving loans and maintaining the credit quality of a $250 million portfolio of consumer, mortgage, and commercial loans. Currently, he is a member of the First Baptist Church, the Hattiesburg Racquet Club, and the Hattiesburg Rotary Club. He was born in Laurel, Mississippi in 1953.

         Fred A. McMurry, 32, is a director of the Company and the Bank. He has lived in Oak Grove for the past 30 years. Since 1985, he has been the vice president and general manager of Harvard Pest Control, Inc., a family-owned business. In addition, he is vice president of Oak Grove Land Co., Inc., a family-owned property management company. He was born in 1964 in Laurel, Mississippi.

         Dawn T. Parker, 49, is a director and Chairman of the Board of both the Company and the Bank. Mrs. Parker earned a B.A. degree from Vanderbilt University in 1970. Prior to 1985, Mrs. Parker was the president and general manager of Terra Firma Corporation, a rental and land management company, in Hattiesburg, Mississippi. In addition, she has owned and operated a commercial art and sign company, Creative Services, located in Hattiesburg, and has been a partner in H. P. Cattle Co., located in Sumrall, Mississippi, for the past ten years. She is also president of Clear Run Cattle Co., Inc., a cattle feeding company. Mrs. Parker is a member of the Sumrall United Methodist Church and has served on the Lamar County Education Foundation Board of Directors. She was born in 1948 in Hattiesburg, Mississippi.

         Perry Edward Parker, 31, is a director of the Company. He was born in 1965 in Hattiesburg, Mississippi. He graduated from Pearl River Junior College in 1983 and the University of Southern Mississippi in 1985. He graduated from the University of Chicago Graduate School of Business in 1989 with an M.B.A. in Finance. While attending school in Chicago he worked for Goldman Sachs & Company on the Chicago Mercantile Exchange. Mr. Parker became a member of the Exchange in 1990. In 1991, he became a currency option trader for Goldman Sachs & Company. In 1995 he became a currency options trader with Deutsche Bank.
He currently resides in London, England.

         Ted E. Parker, 37, is a director of the Company and the Bank. Mr. Parker attended the University of Southern Mississippi and served as a licensed commodity floor broker at the Chicago Mercantile Exchange. He has been in the stocker-grazer cattle business for the past 15 years and is the owner of Highlander Laundry Center. He was selected as Lamar County Young Farmer and Rancher for 1993 and served as a board member of Farm Bureau Insurance, He is a member of the National Cattlemen's Association, the Texas Cattle Feeders Association and the Sumrall United Methodist Church. Mr. Parker was born in 1960 in Hattiesburg, Mississippi.

         Dennis L. Pierce, 40, is a director of the Company and the Bank. He is the president of Pierce/Foote, Inc. of Baton Rouge, a real estate development company, and the owner and president of PierCon, Inc. of Hattiesburg, a general contracting firm. Through PierCon, Mr. Pierce is responsible for several commercial construction jobs, and he is also involved in numerous commercial ventures. He is the president of Dennis Pierce Inc., which has been very active in homebuilding and the development of the Hattiesburg area. In addition, Mr. Pierce is a deacon of the Lincoln Road Baptist Church; president-elect, director, and national representative of the Hattiesburg Homebuilders Association; and a director of the North Lamar Water Association. Since 1995, he has been a member and broker with the Hattiesburg Board of Realtors. He attended the University of Southern Mississippi. He was born in 1957 in Hattiesburg, Mississippi.

         Charles T. Ruffin, 45, who has been nominated as a Class II director of the Company, was born in 1952 in Laurel, Mississippi. He received a Bachelor of Arts degree from the University of Mississippi in 1974 and a Masters of Business Administration in 1979 from the University of Southern Mississippi. Mr. Ruffin is also a graduate of Louisiana State University's Graduate School of Banking of The South. He began his banking career as management trainee with the First National Bank of Jackson (now Trustmark National Bank) and was later promoted to Assistant Vice President and Manager of Accounts Services. Mr Ruffin was a Senior Lender and the Senior Operations Officer of the People's Bank of the Delta until 1991 when he accepted employment as Senior Credit Officer with The National Bank of Commerce of Mississippi at the Aberdeen Banking Center, where he worked until he became Executive Vice President and Chief Operating Officer for the Bank in 1996.

         A. L. "Pud" Smith, 70, is a director of the Company and the Bank. He was born in 1927 in Brooklyn, Mississippi. Before attending the University of Southern Mississippi, Mr. Smith was in the military. He entered the petroleum business in 1960, starting with a service station, and today he is owner and manager of A. L. Smith

Oil Company, Inc., a wholesale and retail petroleum products company. Mr. Smith's community activities range from being the Mayor of the City of Lumberton, a past president of the Jaycee's, a past president of the Lion's Club and a member of the Rotary Club (a Paul Harris Fellow). He is an active member of the First Baptist Church where he is a deacon and has been a member of the Finance Committee for 30 years. He serves on the Stone County Economic Development Council.

         Andrew D. Stetelman, 36, is a director of the Company and the Bank. He is the third generation of his family in London and Stetelman Realtors. He graduated from the University of Southern Mississippi in 1983. He has served in many capacities with the national and local Board of Realtors, where he was a past president and the Realtor of the Year in 1992. He presently serves as the chairman of the Hattiesburg Convention Center, is an ambassador for the Area Development Partnership, and is a member of Kiwanis International. Mr. Stetelman was born in 1960 in Hattiesburg. Mississippi.

STAGGERED BOARD OF DIRECTORS

         The Articles of Incorporation and Bylaws of the Company provide that the directors of the Company are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible, so that each director serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected, and the term of office of one of the three classes of directors expires in each year. The term of John Hudson, David E. Johnson, Dawn T. Parker and Andrew D. Stetelman expires in 1997; and that of David W. Bomboy, E. Ricky Gibson, and Fred A. McMurry expires in 1998; and that of Perry E. Parker, Ted E. Parker, Dennis L. Pierce, and A. L. Smith expires in 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table shows the cash compensation paid by the Company to the Company's Chief Executive Officer for the years ended December 31, 1995 and December 31, 1996. No other executive officers of the Company or the Bank earned total annual compensation, including salary and bonus, in excess of $100,000 for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION
                                                   -------------------
                                                                   Other Annual
     Name and Principal Position           Year        Salary      Compensation
     ---------------------------           ----        ------      ------------
David E. Johnson, President                1996       $82,619        $1,060 (1)
and Chief Executive Officer                1995       $50,819        $2,500 (1)

------------
(1) The Company also pays health insurance premiums and provides the use of a car for Mr. Johnson.

         In March 1997, the Board of Directors adopted a stock option plan whereby directors, executive officers and certain other key employees of the Company and the Bank can receive options to purchase shares of the Company's Common Stock, and, as described below, Mr. Johnson has been granted stock options in accordance with the terms of his employment agreement with the Company. See "Employment Agreement." The Board will present the Stock Option Plan to the shareholders for their approval of the 1997 Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENT

         David E. Johnson and the Company entered into an Employment Agreement pursuant to which Mr. Johnson serves as the President and Chief Executive Officer of the Company and the Bank. The agreement provided for a starting salary of $75,000 per annum until the date the subscription proceeds were released from escrow and now provides for $85,000 per annum, to be reviewed by the Board of Directors at least annually and increased at its discretion. Mr. Johnson will be eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and be eligible for grants of stock options, restricted stock, and other awards thereunder. In addition, for the first and second years after the date the Bank opens, he will be eligible to receive a cash bonus in an amount determined by the Board of Directors. In the third year after the Bank opens, Mr. Johnson will receive a cash bonus equal to 10% of the net profits after taxes of the Bank for such year. If the term of the Employment Agreement is extended, Mr. Johnson will receive a minimum of 5% of the net profits after taxes of the Bank for each of the remaining three years of the Employment Agreement. In accordance with the employment agreement, the Company is granting Mr. Johnson an option to purchase 21,655 shares of Common Stock, exercisable at $10.00 per share. The options will vest at the rate of one-third per year for each of the first three years of operations of the Bank, subject to certain performance criteria (subject to accelerated vesting in the event of a change in control of the Company). The options will have a term of ten years. Additionally, Mr. Johnson will participate in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

         The Employment Agreement provides for an initial term commencing on the date of the Employment Agreement and ending on the third anniversary of the date that the Bank opened. The term of the Employment Agreement will be automatically extended for an additional three-year term unless either party serves written notice of its intent not to renew the Employment Agreement. In the event that the Company does not renew the Employment Agreement under the automatic extension, the Company will pay Mr. Johnson his current monthly base salary for a period of six months from the last day of the Employment Agreement.

         In addition, the Employment Agreement provides that after a change in control, Mr. Johnson will have the option of (i) automatically extending the term for three years from the date of the change in control or (ii) receiving, within fifteen days of the change in control, any sums due him thereunder and, in one lump sum payment, severance compensation in an amount equal to three times his then current annual base salary. Furthermore, in the event of a change in control, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

         If Mr. Johnson (i) is terminated for cause (other than termination for behavior which is materially disruptive to the orderly conduct of the Company's business operations as determined in the good faith judgment of the Board of Directors), then for the remaining term of the Employment Agreement, or (ii) resigns for any reason other than following a change in control, then for a period of one year following the date of resignation, Mr. Johnson may not (a) be employed in the banking business as a director, officer, or organizer, or promoter of, or consultant to, or acquire more than a 1% passive investment in, any financial institution within the Territory, (b) solicit customers of the Company or its affiliates for the purpose of providing financial services, or
(c) solicit employees of the Company or its affiliates for employment. Under the Employment Agreement, "Territory" means a radius of 25 miles from (i) the main office of the Bank, (ii) any branch office of the Bank, or (iii) any office of the Company. Until the subscriptions are released from escrow, the Company shall maintain a keyman life insurance policy on Mr. Johnson in the amount of $1,000,000, with the proceeds payable to the Board of Directors.

DIRECTOR COMPENSATION

         The Company or the Bank did not pay directors' fees during the last fiscal year and does not presently intend to pay directors' fees in the initial years of operation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned at the Record Date by (a) each executive officer of the Company, (b) each director of the Company, (c) all executive officers and directors of the Company as a group, and (d) each person or entity known to the Company to own more than 5% of the outstanding Common Stock.

                                        Shares Beneficially Owned
                                        -------------------------

                                      Number of
Name                                   Shares(1)          Percent(2)
----                                  -------             -------

David Waldon Bomboy                     28,000              3.88%

E. Ricky Gibson(3)                      15,500              2.15%

John Hudson(4)                          38,100              5.28%

David E. Johnson(5)                     17,724              2.46%

Fred A. McMurry                         15,000              2.08%

Dawn T. Parker(6)                       32,100              4.45%

Perry Edward Parker                     26,250              3.64%

Ted E. Parker(7)                        11,520              1.60%

Dennis L. Pierce                        10,000              1.39%

A.L. Smith                              10,000              1.39%

Andrew D. Stetelman(8)                  10,300              1.43%
                                       -------              -----

TOTAL                                  214,494              29.71%

-----------

(1) Information relating to the beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the Securities Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of each security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2) Percent is calculated by treating shares subject to options held by the named individual for whom the percentage is held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options held by another shareholder as not outstanding.

(3) Includes 500 shares for which the beneficial ownership is attributable to Mr. Gibson as a result of his son's ownership of 250 shares and his daughter's ownership of 250 shares.

(4) Includes 4,100 shares for which the beneficial ownership is attributable to Mr. Hudson as a result of his wife's ownership of 1,100 shares and his grandchildren's ownership of a total of 3,000 shares.

(5) Includes 1,362 shares for which the beneficial ownership is attributable to Mr. Johnson as a result of his wife's ownership of 1,162 shares and his daughters' ownership of 200 shares.

(6) Includes 5,850 shares for which the beneficial ownership is attributable to Mrs. Parker as a result of her children's ownership of 5,850 shares.

(7) Includes 1,520 shares for which the beneficial ownership is attributable to Mr. Parker as a result of his wife's ownership of 1,120 shares and his children's ownership of 400 shares.

(8) Includes 300 shares for which the beneficial ownership is attributable to Mr. Stetelman as a result of his children's ownership of 300 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Andrew Stetelman, an organizer and director of the Company, was retained prior to his involvement as an organizer, by Cellular South, the seller of the parcel of land which the Company purchased and subsequently leased to the DPS. Mr. Stetelman earned a commission of 6% (approximately $1,795.53) which was paid by Cellular South once the land was sold. Along with three other bidders:
Carter & Mullings, Inc. Mac's Construction, Inc., and Finlo Construction Co., Inc., Dennis Pierce's company, PierCon, Inc. bid on the construction of the Bank's main office. The bid was awarded to PierCon, Inc., which submitted the lowest bid.

         The Company and the Bank expect to have banking and other transactions in the ordinary course of business with organizers, directors, and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectability nor present other unfavorable features to the Company and the Bank. The Bank is subject to a limit on the aggregate amount it could lend to it and the Company's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount), loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application is excluded from the consideration of such loan application.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

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

10.4              Option to purchase dated May 23, 1995, among the Bank, John
                  Hudson, and La Carroll Hudson (incorporated by reference to
                  Exhibit 10.4 of the Registration Statement on Form S-1, File
                  No.
                  33-94288.)

10.5 Lease agreement dated June 21, 1995, among Joel S. Thoms, individually, Thoms Enterprises, Inc. and the Company
                  (incorporated by reference to Exhibit 10.5 of the Registration
                  Statement on Form S-1, File No. 33-94288.)

10.6 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288.)

10.7              1997 Stock Option Plan dated as of March 18, 1997.

21.1              Subsidiaries of the Company.

27.1              Financial Data Schedule (for SEC use only)

-----------

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE FIRST BANCSHARES, INC.


Date:    March 18, 1997                  By: /s/ David E. Johnson
       -------------------                   -----------------------------------
                                           David E. Johnson
                                           President and Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Johnson, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                      Title                                  Date
                ---------                      -----                                  ----


  /s/ David Waldron Bomboy                   Director                            March 18, 1997
--------------------------                                                       ---------------
David Waldron Bomboy


 /s/ E. Ricky Gibson                         Director                            March 18, 1997
--------------------------                                                       ---------------
E. Ricky Gibson


 /s/ John Hudson                             Director                            March 18, 1997
--------------------------                                                       ---------------
John Hudson

                                   Director, President and Chief
 /s/ David E. Johnson              Executive Officer (principal                  March 18, 1997
--------------------------         financial and accounting officer)             ---------------
David E. Johnson


 /s/ Fred A. McMurry                         Director                            March 18, 1997
--------------------------                                                       ---------------
Fred A. McMurry


 /s/ Dawn T. Parker                          Director                            March 18, 1997
--------------------------                                                       --------------
Dawn T. Parker


                                             Director                            --------------
-------------------------
Perry Edward Parker

                Signature                      Title                                  Date
                ---------                      -----                                  ----
 /s/ Ted E. Parker                           Director                             March 18, 1997
-------------------------                                                        ---------------
Ted E. Parker


 /s/ Dennis L. Pierce                        Director                             March 18, 1997
-------------------------                                                        ---------------
Dennis L. Pierce


 /s/ A.L. "Pud" Smith                        Director                             March 18, 1997
-------------------------                                                         --------------
A.L. "Pud" Smith


 /s/ Andrew D. Stetelman
-------------------------
Andrew D. Stetelman                          Director                             March 18, 1997
                                                                                  --------------

                                INDEX TO EXHIBITS


Exhibit
Number   Description
------   -----------

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

10.4     Option to purchase dated May 23, 1995, among the Bank, John Hudson, and
         La Carroll Hudson (incorporated by reference to Exhibit 10.4 of the
         Registration Statement on Form S-1, File No. 33-94288.)

10.5     Lease agreement dated June 21, 1995, among Joel S. Thoms, individually,
         Thoms Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No.
         33-94288.)

10.6 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended
         December 31, 1995, File No. 33-94288.)

10.7     1997 Stock Option Plan dated as of March 18, 1997.

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule (for SEC use only)
--------------------------------