Form 10-Q
period 1997-03-31
FIRST BANCSHARES INC /MS/
filed 1997-05-12
CIK 947559

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                           ----------------------------
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  March 31,1997
                                OR
          [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period of ____________ to_____________

                      Commission file number 33-94288
                      THE FIRST BANCSHARES, INC.
               (Exact name of the registrant as specified in its charter)

          MISSISSIPPI                        64-0862173
     (State or other jurisdiction (I.R.S. Employer ID Number) of incorporation or organization)

                         6480 U.S. Highway 98 West
                          Hattiesburg, MS39402
                         (Address of Principal(Zip code)

                           (601) 268-8998
                 (Registrant's telephone number, including area code)

                        6424 U.S. Highway 98 West
                         Hattiesburg, MS  39402
                           (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES  ___X_____   NO  ___________
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding at
          Class of Common Stock                March 31, 1997
          $1.00 par value                         721,848

Transitional small business disclosure format:
                          YES_____  NO ___X____




                         THE FIRST BANCSHARES, INC.
                            FORM 10-QSB
                                INDEX
                                                  PAGE
                                                 NUMBER
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statement (UNAUDITED)
Condensed Consolidated Balance Sheets
as of March 31, 1997 and December 31, 1996           3

Condensed consolidated Statement of Operations
for Three months ended March 31, 1996 and 1997       4

Condensed Consolidated Statement of Cash flows
for Three Months ended March 31, 1996 and 1997       5

Item 2.  Management's Discussion and Analysis
or Plan of Operations                                6

Part II.  Other Information

Item 1.  Legal Proceedings                           7-8

Item 2.  Changes in Securities                       7-8

Item 3.  Defaults Upon Senior Securities             7-8

Item 4.  Submission of Matters to a Vote of
Security Holders                                     7-8

Item 5.  Other Information                           7-8

Item 6.  Exhibits and Reports on Form 8-K            7-8

Signatures


                         THE FIRST BANCSHARES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS FOR
                    DECEMBER 31, 1996 AND MARCH 31, 1997
                         ( IN THOUSANDS OF DOLLARS )

                            (UNAUDITED)
                              ASSETS


                             December 31, 1996   March 31,1997

Cash and Due from Banks            $1,459         $206
Investments and Fed Funds Sold     $6,527         $7,035
Loans Net of Reserve and Unearned  $4,290         $7,536
Deposits on Land                   $0             $0
Fixed Assets Net of Depreciation   $1,692         $2,151
Accrued Income                     $36            $64
Other Assets                       $173           $181
Total Assets                       $14,177        $17,173

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Deposits
Non-Interest Bearing               $1,566         $1,555
Time, $100,000 or more             $400           $1,445
Other interest bearing             $5,541         $7,640
Accounts payable and accrued exp   $50            $67
Notes payable bank                 $0             $0
Total Liabilities                  $7,557         $10,707
SHAREHOLDER'S EQUITY (DEFICIT)
Common stock par value $1 per share;
10,000,000 shares authorized; 721,848
issued and outstanding             $722           $722

Preferred stock par value $1 per share;
10,000,000 shares authorized; no shares
issued and outstanding             $0             $0

Additional paid in capital         $6,451         $6,451

Accumulated Deficit                ($556)         ($702)

Unrealized Gain (Loss) on Sec.     $3             ($5)

Total Liabilities and Capital      $14,177        $17,173








                         THE FIRST BANCSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                              (UNAUDITED)
                               INCOME


                                          March 31, 1996 March 31, 1997
INTEREST INCOME:
Interest and Fees on Loans                      $0             $138
Interest Income on Balances Due from banks      $0              $19
Interest on U.S. Treasury, Agency and Corp     $98              $63
Interest on Obligations of States/Political Sub $0               $0
Interest on Other Securities                    $0               $0
Interest on Federal Funds sold and Securities
Purchased Under Agreements to Resell            $0              $29
                                          --------------  --------------
Total Interest Income                          $98             $249
INTEREST EXPENSE:
Interest on Time Certificates of Deposit of
$100,000 or More                                $0                $6
Interest on Other Deposits                      $0               $98
Interest on Federal Funds Purchased and
Securities Sold under Agreements to Repurchase  $0                 $0
Interest on Demand Notes Issued to the
U.S. Treasury and on Other borrowed Money       $0                 $0
                                           ------------------------------
Total Interest Expense                          $0               $104
Net Interest Income                            $98               $145
Provision for Loan Losses                       $0                $46
NON-INTEREST INCOME:
Income from Fiduciary Activities                $0                 $0
Service Charge on Deposit Accounts              $0                 $3
Other Non-interest Income                       $0                $14
                                           ------------------------------
Total Non-Interest Income                       $0                $17
Gains (Losses) on Securities                    $0                 $0
NON-INTEREST EXPENSE:
Salaries and Employee Benefits                 $53               $138
Expense of Premises and Fixed Assets            $0                $37
Legal and Professional Expense                  $3                 $3
Other Non-Interest Expense                     $29                $84
                                          ------------------------------
Total Non-interest Expense                     $85               $262
Income Before Income Taxes                     $13              ($146)
Applicable Income Taxes                         $0                 $0
Inc. Before Extraordinary items and Other adj  $13              ($146)
Net Income                                     $13              ($146)
                                            ============      =========
Net Earnings Per Share                       $.018              ($.20)




                         THE FIRST BANCSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996
                                      AND
                      JANUARY 1, 1997 TO MARCH 31, 1997
                                  (UNAUDITED)


                                    March 31, 1996 March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (Loss)                          $13            ($146)

Adjustment to reconcile net profit
to net cash used in operating activities:
Depreciation                               $0             $24
Provision for Loan Losses                  $0             $46
Amortization and Accretion                 $0             $32
Increase in interest receivable            $0             ($28)
Increase in Other Assets                   $0             ($8)
Increase in accts pay and acc exp          $6             $17
Increase in Other Liabilities              $0             $0
Net cash used in operating activities      $19           ($63)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale sec        $0            $0
Proceeds from maturities and calls of
available-for-sale securities              $0             $50
Increase in loans                          $0            ($3,292)
Acquisition of premises and equip         ($67)          ($483)
Net cash used in investing act            ($67)          ($3,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                       $0             $3,133
(Decrease) increase in borrowed funds      $0             $0
Proceeds from sale of common stock         $6,110         $0
Proceeds from Note Payables                $0             $0
Payments on Debt Obligations              ($442)         $0
Increase in organizational and deferred
registration costs                        ($1)           $0
Net Cash from Financing Activities         $5,667        $3,133
Net increase (decrease) in cash
and cash equivalents                       $5,618       ($655)
Cash and cash equivalents at
beginning of period                        $561          $3,770
Cash and cash equivalents at
end of period                              $5,619        $3,115
                                         ==========      ==========
-----------------------------------------------------------------------------
                                FIRST BANCSHARES, INC.
                            Notes to Financial Staements
                                    (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Consolidation - First Bancshares, Inc. (the "Company") is a bank holding company. Through its subsidiary, The First National Bank of south Mississippi (the "Bank"), the Company provides banking services to domestic markets principally in Lamar County and Forrest County, Mississippi. The Bank commenced operations on August 5, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods ended March 31, 1996 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes included in First Bancshares, Inc. Annual Report.








Item 2.  Management's Discussion and Analysis or Plan of
Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Compnay's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registratin Number 33-94288) as filed with and declared effective by the Securities and Exchange Commission.

The following is a discussion of the Company's financial condition as of March 31, 1997 compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Results of Operations
The Company was organized on June 23, 1995 (the "Inception
Date").  From the Inception Date through August 2, 1996, the
Company's principal activities related to its organization, the conducting of its initial stock offering, and pursuit of approval from the Office of the Comptroller of the Currency ("OCC") for its application to charter its subsidiary bank, The First
National Bank of South Mississippi (the "Bank"). The Bank received its national bank charter and commenced operations on August 5, 1996.

Since the Company was in the process of organizing the Bank during the period of January 1, 1996 through March 31, 1996, comparisons to 1997 results are not meaningful and are not provided. Instead, the discussion will focus upon operations between January 1, 1997 and March 31, 1997. This discussion should be read in conjuntion with the Company's condensed consolidated financial statements and accompanying footnote appearing in this report.

At March 31, 1997, the Company had demonstrated significant growth on the balance sheet. Total assets grew from $14,176,760 on December 31, 1996 to $17,173,288 on March 31, 1997, or 21%,
with most of this growth occurring in the loan portfolio. As of March 31, 1997 total assets were comprised of the following:
Cash - $205,636; Investments and Fed Funds sold - $7,034,774; Loans Net of Unearned $7,619,176; Allowance for Loan Losses - ($83,052); Fixed Assets Net of Depreciation - $2,150,598; Accrued Income - $64,058; Organization Costs - $65,883; and Other Assets
- $116,212.  Total Deposits at March 31, 1997 were $10,639,929.
During the three month period under review, deposits grew $3,133,280, or 41%. An analysis of the composition of total deposits at March 31, 1997 reveals the following: Non-Interest Bearing Checking - $1,554,605; Interest Bearing Checking - $1,502,180; Money Market and Savings Accounts - $3,650,822; Time Deposits Greater Than $100,000 - $1,444,833; and Time Deposits less than $100,000 - $2,487,487.

During these three months of operation, gross income of $264,173 was generated by the Company, with the majority of this being composed of interest income from loans and investments. Total expenses of $411,167 were incurred during the same period resulting in a net loss of ($146,993). However, the following non-cash expenses of depreciation ($23,702) and provision for loan losses ($45,905) comprised 47% of the total loss. The Net Interest Margin during this period of operation was calculated to be 3.47% . The ROA for the period was (4.51%). The Bank had the following Capital Ratios at the close of the period:
                         Risked-Based Capital Ratio  -  43.16%
            Tier 1 Capital / net Risk-weighted Assets  -42.40%
                           Leverage Ratio  -  31.75%
                         Tangible Equity Ratio  -  31.75%
Based upon the preceding ratios, this institution would be assigned to the Well Capitalized category.

The Company intends to devote its efforts during the remainder of 1997 to growing both the Asset and Liability sides of the balance sheet and will seek high quality loans in the $50,000 to $250,000 range. The Company will continue to grow the investment portfolio with Treasury and Agency securities with maturities in the 6 month to 5 year time frame to facilitate liquidity while increasing our interest margin. The primary funding source for the growth of these assets will be from deposit gathering activities in our primary market. Emphasis will be given to attracting non-interest bearing deposits in conjunction with loan requests. The location of our main office coupled with the significant commercial growth occurring at this location should facilitate our being able to attract commercial deposits. Special time deposit promotions for maturities of 1 -
3 years will continue to be promoted over short periods of time.
By attracting these deposits with maturities in these ranges, we believe we can improve our GAP position, fund our loan demand, and accomplish this at a cost which is significantly less than we could achieve through the use of brokered deposits.







PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
There are no material legal proceedings to which the Company is a party or of which any of their property is subject.

Item 2.  Changes in Securities.
     (a)  Not Applicable
     (b)  Not Applicable

Item 3.  Defaults Upon senior Securities.
     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
On April 29, 1997 the Annual Stockholders meeting was held this meeting for the purpose of (a) electing five directors for three-year terms, and (b) approving the Stock Option Plan.

Each nominee for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, with 462,861 shares voting for each nominee and
6,400 shares witholding vote out of a total 469,261 shares voted out of the 721,848 total shares outstanding.The five nominees elected at the meeting of the Company are John Hudson, David E. Johnson, Dawn T. Parker, Andrew Stetelman, and Charles T. Ruffin. The other directors of the Company are Perry E. Parker, Ted E. Parker,Dennis L. Pierce, A.L. Smith, David W. Bomboy,
E. Ricky Gibson, and Fred A. McMurry. The Stock Option Plan also received the requisite number of Affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 721,848 outstanding shares of the Company,
the voting was as follows:   455,031 shares voted for; 11,730 shares voted
against; and 2,500 shares abstained.


Item 5. Other Information.

Not applicable


Item 6.  Exhibits and Reports on Form 8-K.
     (a)  Exhibits.

     3.1 Articles of Incorporation of the Company (incorporated by reference to exhibit 3.1 of the Registration Statement on Form
S-1, File No. 33-94288.)

     3.2 Bylaws of the Company ( incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No.
33-94288.)

     4.1 Provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common
Stock ( incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 33-94288.)

     10.3 Contract for the Purchase and Assignment of 16th section leasehold, dated June 26, 1995 by and between the proposed bank and Department of Public safety, State of Mississippi ( incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 33-94288.)

     10.4 Option to purchase, dated May 23, 1995, among proposed bank, John Hudson, and La Carroll Hudson ( incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 33-94288.)

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

     10.8  1997 Stock Option Plan (incorporated by reference to Exhibit
10.7 of the Company's Form 10-KSB for the fiscal year ended
December 31, 1996, File No. 33-94288.)

     27.1  Financial Data Schedule (For SEC Use Only)

The Company did not file any reports on form 8-K during the three months ended March 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FIRST BANCSHARES,INC.
                                             (Registrant)


                                             DAVID E. JOHNSON
May 7, 1997                                  DAVID E. JOHNSON
DATE                                         President and CEO

                                             CHARLES T. RUFFIN
                                             CHARLES T. RUFFIN
                                           Executive Vice President
                                           and Chief Operating Officer