Form 10-Q
period 1997-06-30
FIRST BANCSHARES INC /MS/
filed 1997-08-13
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended: June 30, 1997

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the period from ___________ to___________

              Commission File Number  33-94288
                 THE FIRST BANCSHARES, INC.
  (Name of small business issuer as specified in its charter)
      MISSISSIPPI                              64-0862173
(State or Other Jurisdiction                  ( I.R.S.
Employer of Incorporation or Organization)   Identification No.)

  6480 U.S. Hwy. 98 West
     Hattiesburg, Mississippi                     39402
(Address of Principal Executive Offices)        (Zip Code)

                             (601) 268-8998
          Issuer's Telephone Number, Including Area Code
                              Not Applicable
               (Former Name,  Address and Fiscal year,
                  if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO  __
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
On July 29, 1997, 721,848 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding. Transitional Small Business Disclosure Format (check one):
  YES ___     NO  X
                    THE FIRST BANCSHARES, INC.
                         FORM 10-QSB
                           INDEX
Part I. Financial Information                     Page
                                                  Number

Item 1.  Financial Statement (UNAUDITED)
  Condensed Balance Sheet - June 30, 1997          3

  Condensed Statement of Operations
  for the Period -
  January 1, 1997 to June 30, 1997                4

  Condensed Statement of Cash Flows
  for the Period January 1, 1997
  to June 30, 1997                                 5

Item 2.  Management's Discussion and
  Analysis or Plan of Operations                   6

Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K           7-8
SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
         THE FIRST BANCSHARES, INC. and Subsidiary
           Condensed Consolidated Balance Sheets
                         (UNAUDITED)
                              (IN THOUSANDS $)
                                   JUNE 30   DECEMBER 31
ASSETS                             1997           1996
Cash and due from banks            $690      $1,459
Interest-bearing deposits          $0        $0
Federal funds sold                 $955      $2,311
Investment Securities:
     Held-to-maturity              $0        $0
     Available-for-sale            $5,469    $4,216
Loans, net of unearned interest    $11,151   $4,327
Allowance for Loan Losses          ($122)    ($37)
Premises and fixed assets, net     $2,139    $1,692
Accrued Income                     $655      $36
Other Assets                       $177      $173
     Total Assets                  $21,114   $14,177
     Liabilities and Stockholders' Equity
Non-interest bearing deposit       $1,909    $1,566
Interest-bearing deposits          $12,723   $5,941
     Total Deposits                $14,632   $7,507
Accrued interest expense           $92       $27
Accrued income taxes               $0        $0
Other liabilities                  $17       $23
     Total Liabilities             $14,741   $7,557
Stockholders' equity:
Common stock, $1.00 par value;
authorized 10,000,000 shares;
721,848 issued and outstanding     $722      $722
Surplus                            $6,451    $6,451
Accumulated Deficit                ($809)    ($556)
Unrealized gain (loss) net
in AFS investments                 $9        $3
  Total Capital                    $6,373    $6,620
  Total Liabilities and Capital    $21,114   $14,177
See accompanying notes to Consolidated Financial Statements


                    FIRST BANCSHARES, INC. and Subsidiary
            Condensed Consolidated Statement of Operations
                         Six Months of Operation
                              (UNAUDITED)
              (In Thousands $ Except Per Share Numbers)
                                   June 30, June 30
                                      1997      1996
Interest Income:
Loans, including fees                   $368      N/A
Interest-bearing deposits               $37       N/A
Federal funds sold                      $49       N/A
Investment securities:
Taxable                                 $139      N/A
Non-taxable                             $0        N/A
Dividends                               $5        N/A
          Total Interest Income:        $598      N/A
Interest Expense:
Deposits                                ($263)    N/A
Federal funds purchased                 $0        N/A
          Total Interest Expense:       ($263)    N/A
Net Interest Income                     $335      N/A
Provision for loan losses               ($84)     N/A
Net interest income
after provision for loan losses         $251      N/A
Other Income:
Service charges on deposits             $6        N/A
Other operating income                  $39       N/A
Securities gains (losses) net           $0        N/A
          Total other income            $45       N/A
Other Expense:
Salaries and employee benefits          ($297)    N/A
Net occupancy and equipment expense     ($78)     N/A
Other operating expense                 ($175)    N/A
          Total other expense           ($550)    N/A
Profit before income taxes              ($254)    N/A
Income tax expense                      $0        N/A
     Net Income (loss)                  ($254)    N/A
Earnings per common share               ($.35)    N/A

See accompanying notes to Consolidated Financial Statements. No comparison is provided to prior year since the bank commenced operations in August 1996.



                    FIRST BANCSHARES, INC. and Subsidiary
            Condensed Consolidated Statement of Operations
                         Three Months of Operation
                              (UNAUDITED)
               (In Thousands $ Except Per Share Numbers)
                                   June 30, June 30
                                      1997      1996
Interest Income:
Loans, including fees                   $229      N/A
Interest-bearing deposits               $18       N/A
Federal funds sold                      $20       N/A
Investment securities:
Taxable                                 $76       N/A
Non-taxable
Dividends                               $5        N/A
          Total Interest Income:        $348      N/A
Interest Expense:
Deposits                                ($159)    N/A
Federal funds purchased                 $0        N/A
          Total Interest Expense:       ($159)    N/A
Net Interest Income                     $189      N/A
Provision for loan losses               ($38)     N/A
Net interest income
after provision for loan losses         $151      N/A
Other Income:
Service charges on deposits             $4        N/A
Other operating income                  $25       N/A
Securities gains (losses) net           $0        N/A
          Total other income            $29       N/A
Other Expense:
Salaries and employee benefits          ($159)    N/A
Net occupancy and equipment expense     ($41)     N/A
Other operating expense                 ($88)     N/A
          Total other expense           ($288)    N/A
Profit before income taxes              ($108)    N/A
Income tax expense                      $0        N/A
     Net Income (loss)                  ($108)    N/A
Earnings per common share               ($.15)    N/A

See accompanying notes to Consolidated Financial Statements. No comparison is provided to prior year since the bank commenced operations in August 1996.


           FIRST BANCSHARES, INC. and Subsidiary
           Consolidated Statements of Cash Flows
                      (UNAUDITED)
                                     (In Thousands $)
                                  Six Months Ended June 30,
                                      1997         1996
Cash flows from operating activities:
Net profit(LOSS)                        ($254)    N/A
Adjustments to reconcile net
income net cash:
Depreciation                            $60       N/A
Provision for loan losses               $84       N/A
Amortization and Accretion              $49       N/A
Net decrease (increase) deferred taxes  $0        N/A
Net decrease (increase) other assets    ($4)      N/A
Net (decrease) increase accrd int. pay. $65       N/A
Net (decrease) increase accrd inc. taxes$0        N/A
Net (decrease) increase other liab.     ($6)      N/A
Net (decrease) increase unreal
gain(loss)in AFS investments            $6        N/A
Net cash provided/(used) by operations  $0        N/A
Cash flows from investing activities:
Purchase of held-to-maturity invest.    $0        N/A
Purchase of AFS investments             ($5,429)  N/A
Proceeds maturities held-to-maturity sec.   $0    N/A
Proceeds maturities of AFS investments    $3,000  N/A
Proceeds from  sale of AFS investments      $0    N/A
Net (increase) decrease in loans        ($2,429)  N/A
Purchase of fixed assets                  ($545)  N/A
Net cash (used) by investing activities  ($2,974) N/A
Cash flows from financing activities:
Net increase (decrease) in deposits       $7124   N/A
Proceeds from issuance of common stock      $0    N/A
Net cash provided (used) by financing
activities                                $7,124  N/A
Net incr./(decr.) in cash and cash equiv. $4,150  N/A
Cash and cash equiv. beginning/period     $3,770  N/A
Cash and cash equiv. at end of period     $7,920  N/A
Supplemental disclosures of cash paid for:
Interest                                   $263   N/A
Income Taxes                                $0    N/A

See accompanying Notes to Consolidated Financial Statements



           FIRST BANCSHARES, INC. and Subsidiary
         Notes to Consolidated Financial Statements
                          (UNAUDITED)
Note 1.   Basis of Presentation

Organization and Consolidation - The First Bancshares, Inc. (the "Company") is a bank holding company. Through its subsidiary, The First National Bank of South Mississippi, the Company provides banking services to domestic markets principally in Lamar County and Forest County, Mississippi. The Bank commenced operations on August 5, 1996. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary after elimination of all significant intercompany balances and transactions.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which are normally required by generally accepted accounting principles for complete financial statements. The financial statements for the interim period of January 1, 1997 through June 30, 1997 are unaudited and , in the opinion of management, include all adjustments ( consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes included in The First Bancshares, Inc. Annual Report.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statements on Form S-1 (Registration Number 33-94288) as filed with and declared effective by the Securities and Exchange Commission.

The following is a discussion of the Company's financial condition as of June 30, 1997 compared to December 31, 1996. No six month comparison to June 30, 1996 is provided since the Company's subsidiary, The First National Bank of South Mississippi, was in organization during this period of time and any comparison is without meaning. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Since the Company was in the process of organizing the Bank during the period of January 1, 1996 through June 30, 1996, comparisons to 1997 results are not meaningful and are not provided. Instead the discussion will focus upon operations between January 1, 1997 and June 30, 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnote(s) appearing in this report.

At June 30, 1997, the company had demonstrated significant growth on the balance sheet. Total assets grew from $14,176,760 on December 31, 1996 to $21,113,934 on June 30, 1997, or 48.9%, with most of this growth occurring in the loan portfolio. As of June 30, 1997, total assets were comprised of the following: Cash and Due From Banks - $689,987; Investments and Fed Funds Sold - $6,423,687; Loans Net of Unearned - $11,151,404; Allowance for Loan Losses - ($121,505); Fixed Assets net of Depreciation - $1,807,329; Accrued Income - $654,560; and Other Assets- $114,570. Total Deposits at June 30, 1997 were $14,631,150.
During the three month period between March 31, 1997 and June 30, 1997, deposits grew $3,991,221, or 37.5%. An analysis of the composition of total deposits at June 30, 1997 reveals the following: Non-Interest Bearing Checking - $1,909,057; Interest-Bearing Checking - $1,832,445; Money Market and Savings Accounts
- $3,823,605; and Time Deposits - $7,066,041.

During this six months of operation, gross income of $643,377 was generated by the Company with the majority of this being composed of interest income from loans and investments. Total expenses of $897,167 were incurred during the same period resulting in a net loss of $253,790, year to date. However, the following non-cash expenses of depreciation ($57,940) and provision for loan losses ($84,358) comprised 56% of the net loss. The Net Interest Margin during this period of operation was calculated to be 3.79% with a Return on Average Assets of (2.88%). The Bank had the following Capital Ratios at the close of the period: Risked Base Capital Ratio - $26.05%; Tier 1 Capital/Net Risk-Weighted Assets - 25.38%; Leverage Ratio - 21.86%; and Tangible Equity Ratio - 21.86%. Based upon the preceding ratios, this institution would be assigned to the Well Capitalized category.

The Company intends to devote its efforts during the remainder of 1997 to growing both asset and liability sides of the balance sheet. The Bank's tremendous growth rate to date is a reflection of the fact that the Bank just opened for business on August 5, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the long term, and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the company's capital position in a relatively short period of time. The Bank will attempt to solicit high quality loans in the $50,000 to $300,000 range and to grow the investment portfolio with Treasury and Agency securities with maturities in the 6 month to 5 year time frame to facilitate liquidity while increasing our net interest margin. The primary funding source for growth of these assets will be from deposit gathering activities in our primary market. Emphasis will be given to attracting non-interest bearing deposits in conjunction with loan requests. The location of our main office coupled with the significant commercial growth occurring at this location should facilitate our being able to attract commercial deposits.
Special time deposit promotions for maturities of 1 - 3 years will continue to be offered over short periods of time. By attracting deposits within these ranges, we believe we can improve our GAP position, fund our loan demand, and accomplish this at a cost which is significantly less than we could achieve through the use of brokered deposits. However, no assurances can be given that the bank will be able to solicit sufficient non-interest or low-interest bearing deposits to accommodate the Bank's anticipated loan growth, nor can any assurances be given that the bank's loan demand will continue to increase at such a rapid pace.

At December 31, 1996, the allowance for loan losses amounted to $37,000. By June 30, 1997 the allowance had grown to $122,000. The allowance for loan losses, as a percentage of gross loans, grew from .86% to 1.09% during the six month period ended June 30, 1997. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.
Not Applicable

Item 3.  Defaults Upon Senior Securities.
Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the second quarter of 1997.

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on form 8-k.
     (a)  Exhibits
            3.1  Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 3394288.)

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

          10.3 Contract for the Purchase and assignment of 16th Section Leasehold, dated June 26, 1995 by and between the proposed bank and Department of Public Safety, State of Mississippi (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S1, File No. 33-94288.)


          10.4 Option to purchase, dated May 23, 1995, among proposed bank, John Hudson, and La Carroll Hudson (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 3394288.)

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

          10.8 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the company's Form 10-KSB for the fiscal year ended December 31, 1996, No. 33-94288).

          27.1  Financial Data Schedule (For SEC Use Only)

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE FIRST BANCSHARES, INC.
                                   (Registrant)



                                   DAVID E. JOHNSON
August 12, 1997                    DAVID E. JOHNSON
Date                               President and CEO


                                   CHARLES T. RUFFIN
                                   CHARLES T. RUFFIN
                                   Executive Vice President
                                   and Chief Operating Officer