Form 10-Q
period 1997-09-30
FIRST BANCSHARES INC /MS/
filed 1997-11-14
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           FORM 10-QSB

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
On November 5, 1997, 721,848 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.
Transitional Small Business Disclosure Format (check one):
                 YES ___     NO  X

                         THE FIRST BANCSHARES, INC.
                         FORM 10-QSB
                                                       INDEX
Part I. Financial Information                          Page
                                                       Number

Item 1.  Financial Statement (UNAUDITED)
    Condensed Balance Sheet - September 30, 1997      3

    Condensed Statement of Operations
    for the Period -
    January 1, 1997 to September 30, 1997             4

    Condensed Statement of Operations
    for the Period -
    June 30, 1997 to September 30, 1997               5

    Condensed Statement of Cash Flows
    for the Period January 1, 1997
    to September 30, 1997                             6

Item 2.  Management's Discussion and
  Analysis or Plan of Operations                      7

Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K             8-9
SIGNATURES

                              PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
               THE FIRST BANCSHARES, INC. and Subsidiary
               Condensed Consolidated Balance Sheets
                         (UNAUDITED)
                                          (IN THOUSANDS $)
                                        SEPT 30   DECEMBER 31
ASSETS                                  1997           1996
Cash and due from banks                 $1,125    $1,459
Interest-bearing deposits               $0        $0
Federal funds sold                      $1,560    $2,311
Investment Securities:
     Held-to-maturity                   $0        $0
     Available-for-sale                 $4,319    $4,216
Loans, net of unearned interest         $14,510   $4,327
Allowance for Loan Losses               ($159)    ($37)
Premises and fixed assets, net          $2,106    $1,692
Accrued Income                          $648      $36
Other Assets                            $194      $173
     Total Assets                       $24,303   $14,177
     Liabilities and Stockholders' Equity
Non-interest bearing deposit            $2,178    $1,566
Interest-bearing deposits               $15,562        5,941
     Total Deposits                     $17,740   $7,507
Accrued interest expense                $132      27
Accrued income taxes                    $0        $0
Other liabilities                       $25       $23
     Total Liabilities                  $17,897   $7,557
Stockholders' equity:
Common stock, $1.00 par value;
authorized 10,000,000 shares;
721,848 issued and outstanding          $722      $722
Surplus                                 $6,451    $6,451
Accumulated Deficit                     ($782)    ($556)
Unrealized gain (loss) net
in AFS investments                      $15       $3
     Total Capital                      $6,405    $6,620
     Total Liabilities and Capital      $24,303   $14,177
See accompanying notes to Consolidated Financial Statements


               FIRST BANCSHARES, INC. and Subsidiary
          Condensed Consolidated Statement of Operations
                    Nine Months of Operation
                         (UNAUDITED)
          (In Thousands $ Except Per Share Numbers)
                                        Sept 30   Sept 30
                                        1997      1996
Interest Income:
Loans, including fees                   $707      $10
Interest-bearing deposits               $50       $2
Federal funds sold                      $69       $172
Investment securities:
Taxable                                 $223      $97
Non-taxable                             $0        N/A
     Dividends                          $6        N/A
          Total Interest Income:        $1,055    $281
Interest Expense:
Deposits                                ($470)    ($27)
Federal funds purchased                 $0        N/A
          Total Interest Expense:       ($470)    ($27)
Net Interest Income                     $585      $254
Provision for loan losses               ($122)    ($6)
Net interest income
after provision for loan losses         $463      $248
Other Income:
Service charges on deposits             $11       $4
Other operating income                  $169      $0
Securities gains (losses) net           $0        N/A
          Total other income            $180      $4
Other Expense:
Salaries and employee benefits          ($459)    ($232)
Net occupancy and equipment expense     ($125)    ($57)
Other operating expense                 ($286)    ($151)
          Total other expense           ($870)    ($440)
Profit before income taxes              ($227)    ($188)
Income tax expense                      $0        N/A
          Net Income (loss)             ($227)    ($188)
Earnings per common share               ($.31)    ($.26)

See accompanying notes to Consolidated Financial Statements.


               FIRST BANCSHARES, INC. and Subsidiary
          Condensed Consolidated Statement of Operations
                    Three Months of Operation
                         (UNAUDITED)
          (In Thousands $ Except Per Share Numbers)
                                        Sept 30,  Sept 30
                                        1997      1996
Interest Income:
Loans, including fees                   $340      $10
Interest-bearing deposits               $12       $2
Federal funds sold                      $20       $82
Investment securities:
Taxable                                 $84       $21
     Non-taxable
     Dividends and Other Income         $1        $0
          Total Interest Income:        $457      $115
Interest Expense:
Deposits                                ($207)    ($27)
Federal funds purchased                 $0        N/A
          Total Interest Expense:       ($207)    ($27)
Net Interest Income                     $250      $88
Provision for loan losses               ($38)     ($6)
Net interest income
after provision for loan losses         $212      $82
Other Income:
Service charges on deposits             $5        $4
Other operating income                  $130      N/A
Securities gains (losses) net           $0        N/A
          Total other income            $135      $4
Other Expense:
Salaries and employee benefits          ($163)    ($108)
Net occupancy and equipment expense     ($47)     ($46)
Other operating expense                 ($110)    ($95)
          Total other expense           ($320)    ($249)
Profit before income taxes              $27       ($163)
Income tax expense                      $0        N/A
          Net Income (loss)             $27       ($163)
Earnings per common share               $.04      ($.23)

See accompanying notes to Consolidated Financial Statements.





               FIRST BANCSHARES, INC. and Subsidiary
               Consolidated Statements of Cash Flows
                         (UNAUDITED)
                      (In Thousands $)
                      Nine Months Ended
                                              September 30,
                                             1997       1996
Cash flows from operating activities:
Net profit(LOSS)                             ($227)    ($188)
Adjustments to reconcile net
income net cash:
Depreciation                                 $90       N/A
Provision for loan losses                    $122      N/A
Amortization and Accretion, Net              $105      N/A
Net decrease (increase) Accrued Income       ($612)    N/A
Net decrease (increase) other assets         ($21)     N/A
Net (decrease) increase accrd int. pay.      $105      N/A
Net (decrease) increase other liab.          $2        $17
Net cash provided/(used) by operations       ($436)    ($171)
Cash flows from investing activities:
Purchase of held-to-maturity invest.         $0        N/A
Purchase of AFS investments                  ($4,950)  N/A
Proceeds maturities held-to-maturity sec.    $0        N/A
Proceeds maturities of AFS investments       $4,505    N/A
Proceeds from  sale of AFS investments       $250      N/A
Net (increase) decrease in loans             ($10,183) ($1,440)
Purchase of fixed assets                     ($504)    ($829)
Net cash (used) by investing activities      ($10,882  ($2,269)
Cash flows from financing activities:
Net increase (decrease) in deposits          $10,233   $3,355
Proceeds from issuance of common stock       $0        $7,218
Net cash provided (used) by financing
activities                                   $10,233   $10,573
Net incr./(decr.) in cash and cash equiv.    ($1,085)  $8,133
Cash and cash equiv. beginning/period        $3,767    $561
Cash and cash equiv. at end of period        $2,685    $8,694
                                             ================
Supplemental disclosures of cash paid for:
Interest                                     $364      N/A
Income Taxes                                 $0        N/A

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

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which are normally required by generally accepted accounting principles for complete financial statements. The financial statements for the interim period of January 1, 1997 through September 30, 1997 are unaudited and, in the opinion of management, include all adjustments ( consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes included in The First Bancshares, Inc. Annual Report.

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

The following is a discussion of the Company's financial condition as of September 30, 1997 compared to December 31, 1996.
These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

At September 30, 1997, the company had demonstrated significant growth on the balance sheet. Total assets grew from $14,176,760 on December 31, 1996 to $24,302,868 on September 30, 1997, or
71.4%, with most of this growth occurring in the loan portfolio. As of September 30, 1997, total assets were comprised of the following: Cash and Due From Banks - $1,124,721; Investments and Fed Funds Sold - $5,879,433; Loans Net of Unearned - $14,510,182; Allowance for Loan Losses - ($159,364); Fixed Assets ,net of Depreciation - $2,106,182; Accrued Income - $647,700; and Other Assets- $194,012. Total Deposits at September 30, 1997 were $17,740,016. During the three month period between June 30, 1997 and September 30, 1997, deposits grew $3,108,866, or 24.2%. An analysis of the composition of total deposits at September 30, 1997 reveals the following: Non-Interest Bearing Checking - $2,178,470; Interest-Bearing Checking - $2,150,684; Money Market and Savings Accounts -$5,128,075; and Time Deposits - $9,743,355.

During this nine months of operation, gross income of $1,234,707 was generated by the Company, with the majority of this being composed of interest income from loans and investments. Total expenses of $1,461,306 were incurred during the same period resulting in a net loss of ($226,599), year to date. The Net Interest Margin during this period of operation was calculated to be 3.83% with a Return on Average Assets of (1.18%). For the three months ended September, 1997, net interest income was $250,000 and net income was $27,000, or $0.04 per share, as the Company reported its first profitable quarter, as compared to net interest income of $88,000 and a net loss of $163,000, or ($0.23 per share, for the three months ended September 30, 1996.
The Bank had the following Capital Ratios as of September 30, 1997: Risked Base Capital Ratio - $23.31%; Tier 1 Capital/Net Risk-Weighted Assets - 22.52%; Leverage Ratio - 20.57%; and Tangible Equity Ratio - 20.57%. Based upon the preceding ratios, this institution would be assigned to the Well Capitalized category.

The Company intends to devote its efforts during the remainder of 1997 to growing both asset and liability sides of the balance sheet. The Bank's tremendous growth to date is a reflection of the fact that the Bank just opened for business on August 5, 1996, and the Company does not expect to maintain or duplicate this growth rate in the long term. The Board also intends to increase the amount of capital in the Bank during the fourth quarter of 1997 by transferring a combination of land and cash to the Bank in anticipation of the construction of a new branch on the corner of 28th Avenue and Lincoln Road within the city of Hattiesburg, MS during 1998. This infusion of capital is intended to provide for the construction of the new facility with no decline of current capital ratios and provide the Bank the ability to increase its legal lending limit, while maintaining $1,000,000 reserve capital in the Company. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the long term, and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the company's capital position in a relatively short period of time. The Bank will attempt to solicit high quality loans generally in the $50,000 to $300,000 range, and to grow the investment portfolio primarily with Treasury and Agency securities with maturities in the 6 month to 5 year time frame, to facilitate liquidity while increasing our net interest margin. The primary funding source for growth of these assets will be from deposit gathering activities in the Bank's primary market. Emphasis will be given to attracting non-interest bearing deposits in conjunction with loan requests. Management believes that the location of the Bank's main office coupled with the significant commercial growth occurring at this location should facilitate the Bank's ablility to attract commercial deposits. Special time deposit promotions for maturities of 1 - 3 years will continue to be offered over short periods of time. By attracting its deposits within these ranges, the Bank will attempt to improve our GAP position, fund loan demand, and accomplish this at a cost which is significantly less than could be achieved through the use of brokered deposits. However, no assurances can be given that the bank will be able to solicit sufficient non-interest or low-interest bearing deposits to accommodate the Bank's anticipated loan growth, nor can any assurances be given that the bank's loan demand will continue to increase at such a rapid pace.

At December 31, 1996, the allowance for loan losses amounted to $37,000. By September 30, 1997 the allowance had grown to $159,364. The allowance for loan losses, as a percentage of gross loans, grew from .86% to 1.10% during the nine month period ended September 30, 1997. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.
                              PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings.
     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.
     Not Applicable

Item 3.  Defaults Upon Senior Securities.
     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the third quarter of 1997.

Item 5.  Other Information.


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

          27.1  Financial Data Schedule (For SEC Use Only)

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.














SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               THE FIRST BANCSHARES, INC.
                    (Registrant)



                                   DAVID E. JOHNSON
November 13, 1997                  DAVID E. JOHNSON
Date                               President and CEO


                                   CHARLES T. RUFFIN
                                   CHARLES T. RUFFIN
                              Executive Vice President
                              and Chief Operating Officer