Form 10KSB40
period 1997-12-31
FIRST BANCSHARES INC /MS/
filed 1998-03-30
CIK 947559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

               For the transition period from ________ to ________

                          Commission file no. 33-94288

                           THE FIRST BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                      Mississippi                                                  64-0862173
           ---------------------------------                                   -------------------
             (State or Other Jurisdiction                                       (I.R.S. Employer
           of Incorporation or Organization)                                   Identification No.)

                6480 U.S. Hwy. 98 West
               Hattiesburg, Mississippi                                               39402
       ----------------------------------------                                    ----------
       (Address of Principal Executive Offices)                                    (Zip Code)

                                 (601) 268-8998
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's loss for its most recent fiscal year was $261,993. As of March 15, 1998, 721,848 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 1998 was $6,072,648. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $12 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format.(Check one): Yes   No X
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

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company is seeking assurances about the Year 2000 compliance with respect to the third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operations.

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

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Lamar County area and elsewhere. As of December 1997, there were seven other commercial banks operating in Lamar County. A number of these competitors are well established in the Lamar County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not yet provide. However, the Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in this market.

EMPLOYEES

         The Bank has approximately eighteen full-time employees and five part-time employees. The Company does not have any employees other than its officers, none whom receive any remuneration for their services to the Company.

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

         These capital guidelines can affect the Company in several ways. The Company's capital levels are currently more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary. Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Since June 1, 1997, the Interstate Banking Act has allowed banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The principal place of business of both the Company and the main office of the Bank is located at the southwest corner of U.S. Highway 98 and Old Highway 11, Hattiesburg, Mississippi. The main office sits on a 2.0 plus acre plot of land on which the Company has built a permanent banking facility of 10,000 square feet. The Bank opened this new facility in late January 1997. The Bank also operates a branch office facility on Highway 589 in Purvis, Mississippi. The Company believes that the facilities adequately serves the Bank's needs for its first several years of operation.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 721,848 were sold in the Company's initial public offering and are outstanding as of March 15, 1998. As of December 31, 1997, the Company had 719 shareholders of record. There is no established public trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See Item 1. Business - Dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 2 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 14 through 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on pages 7 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.


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

10.5 Lease agreement dated June 21, 1995, among Joel S. Thomas, individually, Thomas Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 33-94288.)

10.6 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288.)

1997 Stock Option Plan dated as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288.)

13                Annual Report to Shareholders for the year ended December 31,
                  1997.

21.1              Subsidiaries of the Company.

27.1              Financial Data Schedule (for SEC use only)

------------------

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FIRST BANCSHARES, INC.


Date:  3/18/98                      By:/s/David E. Johnson
     -----------------------           ---------------------------------------
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

                   Signature                                  Title                                  Date
                   ---------                                  -----                                  ----

   /s/David Waldron Bomboy                                  Director                               3/18/98
   ---------------------------------                                                        ----------------------
   David Waldron Bomboy

   /s/E. Ricky Gibson                                       Director                               3/18/98
   ---------------------------------                                                        ----------------------
   E. Ricky Gibson

   /s/John Hudson                                           Director                               3/18/98
   ---------------------------------                                                        ----------------------
   John Hudson

   /s/David E. Johnson                            Director, President and Chief                    3/18/98
   ---------------------------------                    Executive Officer                   ----------------------
   David E. Johnson

   /s/Fred A. McMurry                                       Director                               3/18/98
   ---------------------------------                                                        ----------------------
   Fred A. McMurry

   /s/Dawn T. Parker                                        Director                               3/18/98
   ---------------------------------                                                        ----------------------
   Dawn T. Parker

                   Signature                                  Title                                  Date
                   ---------                                  -----                                  ----


                                                            Director
   ---------------------------------                                                        ----------------------
   Perry Edward Parker


   /s/Ted E. Parker                                         Director                               3/18/98
   ---------------------------------                                                        ----------------------
   Ted E. Parker

                                                            Director
   ---------------------------------                                                        ----------------------
   Dennis L. Pierce


   /s/Charles T. Ruffin                       Director and Principal Financial and                 3/18/98
   ---------------------------------                   Accounting Officer                   ----------------------
   Charles T. Ruffin

                                                            Director
   ---------------------------------                                                        ----------------------
   A.L. "Pud" Smith


                                                            Director
   ---------------------------------                                                        ----------------------
   Andrew D. Stetelman

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

10.5 Lease agreement dated June 21, 1995, among Joel S. Thomas, individually, Thomas Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 33-94288.)

10.6 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288.)

10.7 1997 Stock Option Plan dated as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288.)

13       Annual Report to Shareholders for the year ended December 31, 1997

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule (for SEC use only)


-----------------------