Form 10-Q
period 1998-03-31
FIRST BANCSHARES INC /MS/
filed 1998-05-15
CIK 947559

1

                           FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
              ------------------------------------
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1998
                               OR
[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

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

               YES  ____X______     NO  __________

Indicate the number of shares outstanding of each issuer's
classes of common stock, as of the latest practicable date.
                                       Shares Outstanding at
      Class of Common Stock            March 31, 1998
         $1 par value                      721,848

Transitional small business disclosure format (check one):  Yes
NO      X
                   THE FIRST BANCSHARES, INC.
                           FORM 10-QSB
                              INDEX
                                              Page
Part I.  Financial Information                            Number

   Item 1.  Financial Statement (UNAUDITED)

      Condensed Consolidated Balance Sheets as of         3
      March 31, 1998 and December 31, 1997

      Condensed Consolidated Statement of Operations
      for Three Months   March 31, 1998   and 1997        4

      Condensed Consolidated Statement of                  5
      Comprehensive  Income(Loss) for Three Months
      Ended March 31, 1998

      Condensed Consolidated Statement of Cash Flows
       for Three Months ended March 31, 1998                6

      Notes to Consolidated Financial Statements            7 - 8

   Item 2.  Management's Discussion and Analysis or Plan
   of Operations                                            8 - 9

Part II.  Other Information
   Item 1.  Legal Proceedings                               10

   Item 2.  Changes in Securities                           10

   Item 3.  Defaults Upon Senior Securities                 10

   Item 4.  Submission of Matters to a Vote of
         Security Holders                                   10

   Item 5.  Other Information                               10

   Item 6.  Exhibits and Reports on Form 8-K             10 - 11

Signatures









                             PART I
                      FINANCIAL INFORMATION
Item 1.  Financial Statements
                   THE FIRST BANCSHARES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

ASSETS                     Dec. 31, 1997           March 31, 1998
                        (In thousands)          (In thousands)
Cash and due from banks             $990                  $406
Investments                        $4,304               $5,286
Fed Funds Sold                     $1,850               $2,450
Loans Net Unearned                $17,487              $21,968
Loan Loss Reserve                   ($194)               ($236)
Deposits on Land                       $0                   $0
Fixed Assets, Net                  $2,092               $2,077
Accrued Income                       $842                 $408
Organization Costs                    $53                  $44
Other Assets                          $109              $1,873
   TOTAL ASSETS                    $27,534             $34,276
                              ============            ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Deposits
      Non-interest Bearing          $2,479               $2,790
      Other interest bearing       $18,579              $24,981
Accounts payable and accrued exp.     $108                 $139
Note payable bank                       $0                   $0
Total Liabilities                  $21,166              $27,910

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock par value
$1 per share;  10,000,000 shares
authorized;  634,061 shares issued
and outstanding                        $722                $722

Preferred stock par value
$1 per share;  10,000,000 shares
authorized;  no shares issued
and outstanding                           $0               $  0

Additional paid in capital            $6,451              $6,451

Accumulated Deficit                    ($818)              ($817)

Unrealized Gain (Loss) on Sec.           $12                 $10
                                 ____________            ____________

Total Liabilities and Capital        $27,534              $34,276
                                  ===========           ===========

   See accompanying Notes to Consolidated Financial Statements




                   THE FIRST BANCSHARES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                THREE MONTHS ENDED MARCH 31, 1997
              AND THREE MONTHS ENDED MARCH 31, 1998
                           (UNAUDITED)
INCOME               `           March 31, 1997       March 31,
1998
Interest Income:                 (In Thousands)   (In Thousands)
   Interest and Fees on Loans            $138             $553
   Interest Income on Balances
       Due From Banks                     $19              $13
   Interest on U.S. Treasury and
       U.S. Agency and Corp               $63              $63
   Interest on Obligation of States
       and Political Subdivisions          $0                $0
   Interest on Other Securities            $0               $16
   Interest on Fed Funds Sold and Sec.
      Purchased under Agreements
      to Resell                           $29               $11
                                     =========        ==========
Total Interest Income                   $ 249              $656

Interest Expense:
   Interest on Time Certificates
      of Deposit of $100,000 or More      $ 6               $60
   Interest on Other Deposits             $98              $243
   Interest on Fed Funds Purchased
   and Securities Sold Under Agreement
   to Repurchase                           $0                $1
   Interest on Demand notes Issued
    to the U.S.Treasury and on Other
    Borrowed Money                         $0                $4
Total Interest Expense                   $104              $308
                                     ==========         ========
Net Interest Income                      $145              $348

Provision for Possible Loan Losses        $46               $43

NON-INTEREST INCOME:
   Income from Fiduciary Activities        $0                $0
   Service Charge on Deposit Accounts      $3                $7
   Other Non-interest Income              $14               $33
Total Non-interest Income                 $17               $40
                                        ======              ====
Gains (losses) on Securities               $0                $0

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits        $138              $182
   Expense of Premises and Fixed Assets   $37               $54
   Legal and Professional Expense          $3                $0
   Other Non-interest Expense             $81              $108
Total Non-interest Expense               $259              $344
                                       =======          ========

Income Before Income Taxes              ($144)                $1
Applicable Income Taxes                    $0                 $0
Income Before Extraordinary items and
    Other Adjustments                   ($144)                $1
NET INCOME                              ($144)                $1
Net Earnings Per Share                  ($.20)             $0.00

   See accompanying Notes to Consolidated Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS
                  OF COMPREHENSIVE INCOME(LOSS)
        FOR THE PERIOD JANUARY 1, 1997 TO MARCH 31, 1997
              AND JANUARY 1, 1998 TO MARCH 31, 1998
                           (UNAUDITED)

                                 MARCH 31, 1997    MARCH 31, 1998
                                 (In Thousands)    (In Thousands)
                                 --------------------------------

Net Profit (Loss)                         ($146)               $1

Other comprehensive income, net of tax:

   Net change in unrealized gain on securities
   Available for Sale                       ($8)              ($2)

Comprehensive Income (Loss)               ($154)              ($1)
                                   ===============        ===========



































   See accompanying Notes to Consolidated Financial Statements




         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIOD JANUARY 1, 1997 TO MARCH 31, 1997
              AND JANUARY 1, 1998 TO MARCH 31, 1998
                           (UNAUDITED)

                                      March  31, 1997      March 31, 1998
                                       (In Thousands)      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss)                         ($146)                  $1
Adjustment to reconcile net profit
to net cash used in operating activities:
Depreciation                                $24                   $46
Provision for Loan Losses                   $46                   $43
Amortization and Accretion                  $32                    $9
Increase(Decrease) in Interest Receivable  ($28)                 $434
Increase (Decrease) in Other Assets         ($8)              ($1,764)
Increase (Decrease) in accts
 payable and accrued expenses               $17                   $31
Increase (Decrease)  in Other Liabilities    $0                    $0

Net cash used in operating activities     ($ 63)              ($1,202)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Available for Sale Securities    $0               ($1,943)
Proceeds from Maturities and Calls AFS Sec. $50                  $959
Increase in Loans                       ($3,292)              ($4,482)
Acquisition of premises and equipment    ($ 483)                 ($31)
Net Cash Used in Investing Activities   ($3,725)              ($5,497)
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in Deposits                     $3,133                $6,713
(Decrease)Increase in Borrowed Funds         $0                    $0
Proceeds from the sale of common stock       $0                    $0
Proceeds from Note Payable                   $0                    $0
Payments on debt obligations                 $0                    $0
Increase in organizational and
 deferred registration costs                 $0                    $0

Net cash from financing activities       $5,667                $6,713

Net increase(decrease) in cash and
 cash equivalents                         ($655)                  $16
Cash and cash equivalents at
 beginning of period                     $3,770                $2,840

Cash and cash equivalents at
 end of period                           $3,115                $2,856
                                   =============            ===========


   See accompanying Notes to Consolidated Financial Statements


                   The First Bancshares, Inc.
           Notes to Consolidated Financial Statements

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

Basis of Presentation- The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which are normally required by generally accepted accounting principles for complete financial statements. The financial statements for the interim period of January1, 1998 through March 31, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derrived from audited financial statements as of that date. For further information, refer to the financial statements and notes included in The First Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.




Item 2.  Management's Discussion and Analysis or Plan of
Operation

   The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-94288) as filed with and declared effective by the Securities and Exchange Commission.

   The following is a discussion of the Company's financial condition as of March 31, 1998 compared to December 31, 1997.
The Bank completed its first full year of operations in 1997 and has grown substantially since opening in August 1996.
Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

   On August 27, 1996, the Company terminated the initial stock offering after selling 721,848 shares and raising gross proceeds of $7,218,480.

   This discussion will concentrate on the three months period ended March 31, 1998 with comparisons provided for the same period of 1997. At March 31, 1998, the Company had total assets of $34,275,764 , the principal components of which included investments of $5,286,320, fed funds sold of $2,450,000, loans (net of unearned income) of $21,967,886, fixed assets (net of depreciation) of $1,625,675, and other assets of $1,872,903. The Company's liabilities at March 31, 1998 were $27,908,464, the principal components of which included deposits of $27,771,171 and accounts payable and accrued expenses of $136,750 . The Company had capital of $6,367,300 and during the period ended March 31, 1998 the Company recorded a quarterly operating net profit of $764.

   The Company's net income was $764, or $.0010 per common share, for the three months ended March 31, 1998 as compared to a loss of ($144,000), or ($.20) per common share, for the three months ended March 31, 1997. The 1998 totals reflect an increase in the non-interest expense categories as a result of the addition of a Mortgage Department and growth of the Bank. The 1998 totals also reflect an increase in net interest income of $204,000 during the three months ended March 31, 1998, which offset the increase in non-interest expense. The increase in net interest income was attributable to higher earning assets, which grew from $14.571 million during the three months ended March 31, 1997 to $29.704 million for the same period of 1998.

   During the first quarter of 1998, net interest income increased to $348,000 from $145,000 in the first quarter of 1997. This increase in net income was the result of a $407,000 increase in interest income and a $204,000 increase in interest expense associated with the Bank's continued development of its deposit and loan base. The net interest spread for the first quarter was 4.85% in 1998 compared to 2.26% in 1997. The net interest margin was 4.68% for the first quarter of 1998 and was 3.98% in the same period of 1997.

   The provision for loan losses was $43,000 for the period ended March 31, 1998, down from $46,000 in the period ended March 31, 1997. The company's allowance for loan losses as a percentage of its period end loans was 1.07% and 1.10% at March 31, 1998 and 1997, respectively. The Company had no non-performing loans at March 31, 1998 and 1997. There were no net charge-offs in the first quarter of 1998 or 1997.

   Non-interest Income was $40,000 for the period ended March 31, 1998, which was an increase of $23,000 over the same period of 1997. This was due primarily to growth in service fees on deposit accounts resulting from a $17.1 million growth in deposits since March 31, 1997 and mortgage company loan service fees.

   Non-interest expense was $344,000 for the period ended March 31, 1998, which was an increase of $85,000 over the same period of 1997. The increase in non-interest expense reflects an increase in all non-interest expense categories as a result of increased costs associated with the addition of a mortgage department and the growth of the bank.

   A comparison of The Company's progress for three months (since December 31, 1997) and twelve months (since March 31, 1997) reveals significant growth on both sides of the balance sheet. Asset growth has occurred primarily in earning assets. Investments increased $982,734 since December 31, 1997 and
$1,160,356 since March 31, 1997.   Fed Funds Sold increased
$600,000 since December 31, 1997 and declined by $458,811 since March 31, 1997 , as the Bank shifted more of its earning assets into loans. Loans net of unearned income increased $4,480,460 since December 31, 1997 and $14,362,758 since March 31, 1997.
The reserve for loan losses at March 31, 1998 was $236,171, which represents an increase of $42,606 since December 31, 1997 and $167,168 since March 31, 1997. Other assets grew to $1,872,903 as of March 31, 1998, which is an increase of $1,763,461 since December 31, 1997 and $1,756,690 since March 31, 1997. The increase in other assets reflects the growth in mortgage funds receivable from $0 at March 31, 1997 to $1,755,917 at March 31,
1998.   Mortgage Funds Receivable is comprised of mortgage loans
which have been sold pending receipt of payment from the buyer. Total assets increased $6,741,704 since December 31, 1997 and $17,102,475 since March 31, 1997, reflecting the growth of the Bank. Deposit growth has been steady with increases in non-interest bearing deposits of $311,275 since December 31, 1997 and $1,466,233 since March 31, 1997. Interest bearing deposits increased $6,402,053 since December 31, 1997 and $15,665,551 since March 31, 1997.

   The Company intends to devote the remainder of this fiscal year to the operation of the Bank, the opening of one branch facility inside the city of Hattiesburg, Mississippi, and developing the other business activities of the Company. These other activities may include an on-line Internet banking product. The Company believes that the Bank will generate sufficient income from operations to fund its activities for at least the next 12 months.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to security holders for a vote during the three months ended March 31, 1998.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

          3.1  Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 33-94288.)

           3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-
          1, File No. 33-94288.)

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

          10.7 Amended and restated employment agreement dated November 20, 1995, between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1997, File No. 33-94288).

          10.8 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the company's Form 10-KSB for fiscal year ended December 31, 1996, No. 33-94288).

          27.1  Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THE FIRST BANCSHARES, INC.
                                (Registrant)

                         /s/ DAVID E. JOHNSON

May 14, 1998                  DAVID E. JOHNSON
Date                          President and CEO

                          /s/ CHARLES T. RUFFIN

                              CHARLES T. RUFFIN
                              Executive Vice President
                              and Chief Operating Officer