Form 10-Q
period 1998-06-30
FIRST BANCSHARES INC /MS/
filed 1998-08-17
CIK 947559

9
               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   June 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ___________

                     Commission file number: 33-94288

                     THE FIRST BANCSHARES. INC.
  (Exact name of small business issuer as specified in its charter)
           MISSISSIPPI                    64-0862173
              (State of Incorporation)
(I.R.S.Employer I.D. Number)

      6480 U.S. Highway 98 West, Hattiesburg. Mississippi 39402
              (Address of principal executive offices)


                           (601) 268-8998
                     (Issuer's telephone number)


                           Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     On June 30, 1998, 721,848 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.
                               PART I
                        FINANCIAL INFORMATION

                    Item 1. Financial Statements.

              The First Bancshares, Inc. and Subsidiary
                     Consolidated Balance Sheets
           ( Dollars in Thousands, except Per Share Data)

         ASSETS            JUNE 30,    DECEMBER 31,
                             1998          1997
                          (UNAUDITED)   (AUDITED)
        Cash and due from    $665          $970
                    banks
       Federal fimds sold    2,875        1,870
    Investment securities     397          507
         held-to-maturity
    Investment securities    5,993        3,797
       available for sale
Loans, net of reserve for   23,081        17,293
  loan losses of $264 and
       $194, respectively
  Premises and equipment,    2,152        2,093
                      net
      Interest Receivable     436          188
             Other assets     940          809
      Total assets          $36,539      $27,527

     LIABILITIES AND
  SHAREHOLDERS' EQUITY
      LIABILITIES:
        Deposits
      Noninterest bearing   $2,988        2,479
                 deposits
   Time, $100,000 or more    6,309        2,631
   Other interest bearing   20,714        15,948
                 deposits
           Total deposits   30,011        21,058
         Interest payable     133           95
        Other liabilities     18            6
    Total liabilities       30,162        21,159
     COMMITMENTS AND
      CONTINGENCIES
SHAREHOLDERS' EQUITY:

Common stock, $1 par value;    $722          722
               10,000,000
shares authorized; 721,848
                   shares
   issued and outstanding

          Paid-in capital    6,451        6,451

         Retained deficit    (804)        (817)
        Accumulated Other
      Compensation Income      8            12
   Total shareholders'       6,377        6,368
         equity
  Total liabilities and     $36,539       27,527
  shareholders' equity







                     THE FIRST BANCSHARES, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             SIX MONTHS  AND THREE MONTHS, RESPECTIVELY
                    ENDED JUNE 30, 1998 AND 1997
            (Dollars in Thousands, Except Per Share Data)

                              SIX MONTHS         THREE MONTHS
    INTEREST INCOME         1998       1997     1998       1997
  Interest and fees on     $1,171      $367     $618       $229
         loans
 Interest and dividends      171       144       92         81
on investment securities
       - taxable
  Interest on federal        34         49       23         20
       funds sold
Interest on deposits in       0         0        0          0
         banks
   Total Interest Income    1,376      560      733        330
    INTEREST EXPENSE
    Interest on time         137        23       77         17
deposits of $100 or more
   Interest on other         495       202      265        123
        deposits
  Interest on borrowed       32         0        27         0
         funds
  Total Interest Expense     664       225      369        140
  Net interest income        712       335      364        190
   Provision for loan        71         84       28         38
         losses
     Net interest income
after provision for loan     641       251      336        152
                  losses
  NON-INTEREST INCOME
   Service charges on        68         6        39         4
        deposits
 Other service charges       15         0        8          0
        and fees
         Other               10         39       7          24
      Total Non-Interest     94         45       54         28
                  Income
     OTHER EXPENSES
        Salaries             316       247      167        132
   Employee benefits         59         50       27         27
   Occupancy expense         49         25       26         16
Furniture and equipment      67         53       35         25
        expense
         Other               231       175      123         90
      Total Non-Interest     722       550      378        290
                 Expense
  Income(loss) before        13       (254)      12       (110)
         taxes
      Income taxes            0         0        0          0
       Net income            13       (254)      12       (110)
 Net income (loss) per    $ .02      $(.35)    $.02      ($.15)
         share

                 The Company paid no cash dividends.
                     THE FIRST BANCSHARES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 1998

            (Dollars in Thousands, Except Per Share Data)






                                               ACCUMULATED
                                               OTHER
              COMMON    PAID-IN    ACCUMULATED COMPREHENSIVE    TOTAL
               STOCK    CAPITAL     DEFICIT   INOME
     Balance
January 1,1998 $721,848  $6,451,456   $(817,651)   $12,051  $6,367,704

  Net Income
     for six                          $13,520
      months

  Net change
          on
  unrealized
 gain (loss)                                      $(4,057)
on available-
    for-sale
  securities

Accumulated
Other
Compensation
Income                                                         $9,463

      Totals  $721,848  $6,451,456   $(804,131)   $7,994        $6,377,167



                     THE FIRST BANCSHARES, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                    1998           1997
   CASH FLOWS FROM OPERATING
          ACTIVITIES
       Net income (loss)           $13,520      $(253,793)
 Adjustments to reconcile net
      income to net cash:
 Depreciation and amortization     100,642        60,261
   Provision for loan losses       70,248         84,358
  Amortization and accretion      (42,536)        48,761
Increase in interest receivable   (248,296)      (618,984)
   Increase in other assets       (162,623)      (12,168)
 Increase in interest payable      38,207         64,604
 Increase (decrease) in other      12,077         (5,725)
          liabilities
  Net cash used in operating      (218,761)      (632,686)
          activities
   CASH FLOWS FROM INVESTING
          ACTIVITIES
Purchases of available-for-sale  (4,330,979)    (4,248,013)
          securities
 Proceeds from maturities and
  calls of available-for-sale     2,283,350      3,00,425
          securities
       Increase in loans         (5,857,297)    (6,823,985)
   Additions to premises and      (129,555)      (545,228)
           equipment
  Net cash used in investing     (8,034,481)    (8,616,801)
          activities
   CASH FLOWS FROM FINANCING
          ACTIVITIES
     Increase in deposits         8,953,043      7,124,501
Net cash provided by financing    8,953,043      7,124,501
          activities
Net increase (decrease) in cash    699,801      (2,124,986)
     and cash equivalents
 Cash and cash equivalents at
      beginning of period         2,840,262      3,769,972
 Cash and cash equivalents at    $3,540,063     $1,644,986
         end of period
  Cash paid during the period
             for:
            Interest              $626,041       $262,726
         Income taxes                 0              0

                                                         -




              The First Bancshares, Inc. and Subsidiary
       Notes to Consolidated Financial Statements (UNAUDITED)


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2 - Summary of Organization

     The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995 under the laws of the State of Mississippi for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, The First National Bank, Hattiesburg, Mississippi (the "Bank").

     The Company offered its common stock for sale to the public under an initial public offering price of $10 per share. As of August 27, 1996, when the offering was terminated, 721,848 shares were sold, resulting in net proceeds of $7,218,480.

     During 1996, the Company obtained regulatory approval to operate a national bank in Hattiesburg, Mississippi. The Bank opened for business on August 5, 1996, with a total capitalization of $5.2 million. Upon the opening of the Bank, the Company ceased to be considered as a "development stage enterprise" as its planned principal operations had commenced. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

     The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. The Bank also offers short- to medium-term commercial and personal loans. At June 30, 1998, the Company had approximately $36.5 million in assets, $23 million in loans, $30 million in deposits, and $6.4 million in shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration


Statement on Form 5-1 (Registration Number 33-94288) as filed with and declared effective by the Securities and Exchange Commission. The Bank completed its first full year of operations in 1997 and has grown substantially since opening in August 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.


                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

     The Company's net income for the six months ended June 30, 1998 was $13,000, or $0.02 per share, as compared to a net loss of $(254,000), or $(0.35) per share, for the six months ended June 30, 1997. The Company's net income for the three months ended June 30, 1998 was $12 or $0.02 per share, as compared to a net loss of $(110), or $(0.15) per share, for the three months ended June 30, 1997. Average earning assets increased to $28.3 million for the six months ended June 30, 1998, as compared to $14.0 million for the comparable period of 1997. The increase in average earning assets resulted in an increase in net interest income of $377,000, or 112.5%, to $712,000 for the six months ended June 30, 1998 as compared to $335,000 for the six months ended June 30, 1997. In addition, noninterest income increased 108.9%, to $94,000, for the six months ended June 30, 1998 as compared to $45,000 for the comparable period of 1997, while noninterest expense increased 31.3%, to $722,000, for the six months ended June 30, 1998 as compared to $550,000 for the six months ended June 30, 1997. In addition, noninterest income increased to $54 for the three months ended June 30, 1998 as compared to $28 for the comparable period of 1997, while noninterest expense increased to $378 for the three months ended June 30, 1998 as compared to $290 for the three months ended June 30, 1997.

Net Interest Income

     The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

     Net interest income was $712,000 for the six months ended June 30, 1998 as compared to $335,000 for the six months ended June 30, 1997. This 112.5% increase reflected the substantial growth of the Company's loan portfolio between these periods, which resulted in substantial improvements in the Company's net interest spread and net interest margin. Net interest income was $364 for the three months ended June 30, 1998 as compared to $190 for the three months ended June 30, 1997. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.13% for the six months ended June 30, 1998 as compared to 3.01% for the six months ended June 30, 1997. Net interest margin (which is net interest income divided by average interest-earning assets) increased to 5.03% for the six months ended June 30, 1998 as compared to 4.78% for the six months ended June 30, 1997. These increases reflect the fact that loans comprised 75.7% of average earning assets during the first six months of 1998 as compared to only 53.7% during the same period of 1997. Loans typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow the loan portfolio as a percentage of total earning assets.

     Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.



        Average Balances, Income and Expenses, and Rates

                               Six Months Ended June 30,
                                                                1
                               1998                  997

                       Average    Income   Yield    Average  Income   Yield
                       Balance    Expense  Rate(2)  Balance  Expense  Rate(2)
                          (2)
                                       (2)
                                 (Dollars in thousands)
Assets
Earning Assets
Loans (1)                $21,403  $1,171   10.94     $7,517   $367   9.76%
Securities                 5,863     171    5.83      4,666    144   6.17
Federal funds sold         1,027      34    6.62      1,825     49   5.37
 Total earning assets     28,293   1,376    9.73     14,008    560   8.00
Cash and due from banks     721                         448
Premises and equipment    2,094                       1,813
Other assets              2,060                       1,462
Allowance for loan        (228)                         (80)
losses
Total assets             $32,940                 $17,651


Liabilities
Interest-bearing         $23,725    $664  5.60%      $9,009   $225   4.99%
liabilities
Demand deposits (1)      2,716                        1,617
Other liabilities          126                          528
Shareholders' equity     6,373                        6,497
Total liabilities and    $32,940                    $17,651
shareholders' equity

Net interest spread                       4.13%                      3.01%

Net interest                      $712    5.03%               $335   4.78%
income/margin
____________________
(1)  All loans and deposits were made to borrowers in the United
States.  The Company had no nonaccrual loans during the     periods
presented.
(2)  Annualized.

     Analysis of Changes in Net Interest Income. The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.


               Analysis of Changes in Net Interest Income

                               Six Months Ended          Years Ended
                                    June 30,             December 31,
                               1998 versus 1997       1997 versus 1996
                             Increase (decrease)         Increase
                                    due to            (decrease) due to
                             Volume  Rate    Net      Volume  Rate   Net

                                       (Dollars in thousands)
Earning Assets
Loans                    $754        $50    $804      $ 1,067   $(6) 1,061
Securities                35         ( 8)    27           219   10     229
Federal funds sold and   (30)         15    (15)         (35)    1     (34)
securities purchased
under agreements to
resell
Other short-term          _            -      -           (92)   (90)  (182)
Investments

 Total interest income   759         57     816       1,159     (85)  1,074


Interest-Bearing
Liabilities
Interest-bearing          23        (2)     21           58     2       60
 transaction accounts
Money market accounts    (23)       18     (5)         123      -       123
Savings deposits          3          -      3            2      -        2
Time deposits            347        73    420          398    ( 21)    377
 Total interest          350        89    439          581    (19)     562
       expense

Net interest income      $409     $(32)   $377        $578   $(66)    $512


     Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.


     The following tables illustrate the Company's interest rate sensitivity and cumulative gap position at December 31, 1997 and June 30, 1998.

                                        December 31, 1997
                          Within      After      Within   Greater    Total
                           Three      Three        One      Than
                          Months     Through      Year    One Year
                                      Twelve                 or
                                      Months              Nonsensi
                                                            tive
                                      (Dollars in thousands)
Assets
 Earnings Assets
   Loans                  $6,687     $3,636      $10,323  $ 7,164    $17,487
   Securities              1,007      1,776       2,783    1,521     4,304
   Funds sold              1,870         _        1,870      _       1,870
    Total earning assets   9,564      5,412      14,976    8,685    23,661

Liabilities
 Interest-bearing
liabilities
 Interest-bearing
deposits
   NOW accounts (1)          _           2,370    2,370       -       2,370
   Money market accounts  4,296           _       4,296               4,296
   Savings deposits (1)      _            200       200        _        200
   Time deposits           1,464         5,423    6,887    4,826    11,713
Total interest-bearing      5,760        7,993   13,753    4,826    18,579
  deposits
 Interest-sensitivity     $3,804       $(2,581)  $1,223   $3,859   $5,802
gap per period
 Cumulative gap at
December 31, 1997         $3,804       $1,223     $1,223    $5,082   $5,082
 Ratio of cumulative      16.08%        5.17%       5.17%     21.47%
gap to total
   Earning assets at
December 31, 1997

                                        June 30, 1998
                         Within    After    Within    Greater   Total
                          Three    Three     One       Than
                         Months   Through    Year    One Year
                                  Twelve                or
                                  Months             Nonsensit
                                                        ive
                                    (Dollars in thousands)
Assets
 Earnings Assets
   Loans               $9,493    $3,624     $13,117   $10,228  $23,345
   Securities             897     1,488       2,385     4,005    6,390
   Funds sold           2,875        _        2,875      _       2,875
    Total earning
        assets         13,265    5,112       18,377    14,233   32,610

Liabilities
 Interest-bearing
liabilities
 Interest-bearing
deposits
   NOW accounts (1)           _                            _
                                   2,680    2,680               2,680
   Money market           5,498     _       5,498         _     5,498
accounts
   Savings deposits(1)      _        306      306         _      306
   Time deposits          3,102    6,712    9,814      8,725   18,539
Total interest-bearing
deposits                   8,600   9,698    18,298     8,725   27,023
 Interest-sensitivity     $4,665  $(4,586)     $79    $5,508   $5,587
gap per period
 Cumulative gap at       $4,665   $    79  $    79    $5,587   $5,587
June 30, 1998
 Ratio of cumulative     14.31%      0.24%    0.24%   17.13%
gap to total
   Earning assets at
June 30, 1998
__________________
(1) NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are a stable and predictable funding source. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.

     The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is asset sensitive over the three month and greater-than-one-year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive-position would not be as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

     The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the
timely identification of potential problem loans.   Management's
judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

     Additions to the allowance for loan losses, which are expended as the provision for loan losses on the Company's statement of operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Management intends to begin allocating the allowance to loan categories once the loan portfolio becomes large and diversified enough to support such an allocation system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

     At June 30, 1998 the allowance for loan losses amounted to $264,000, or 1.13% of outstanding loans. At December 31, 1997 and 1996, the allowance for loan losses amounted to $193,000 and $37,000, respectively. The allowance represented 1.10% and 0.86% of outstanding loans at December 31, 1997 and 1996, respectively. The Company's provision for loan losses was $71,000 and $85,000 for the six months ended June 30, 1998 and 1997, respectively, and was $156,000 and $37,000 for the years ended December 31, 1997 and 1996, respectively. The provision for loan losses was $28 and $38 for the three months ended June 30, 1998 and 1997, respectively. In each case, the provision was made based on management's assessment of general loan loss risk and asset quality.

     The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had no nonaccrual, restructured, or other nonperforming loans at June 30, 1998 or at December 31, 1997 or 1996. At June 30, 1998 the Company had loans in the principal amount of $2,000 delinquent by more than 30 days, and no loans that were delinquent by more than 90 days. At December 31, 1997 and 1996, the Company did not have any loans that were delinquent by more than 30 days.

     A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At June 30, 1998 and December 31, 1997, the Company had $225,000 and $30,000, respectively, in potential problem loans.


                    Allowance For Loan Losses

                                 Six Months Ended       Years Ended
                                     June 30,          December 31,
                                  1998       1997       1997    1996
                                       (Dollars in thousands)

Average loans outstanding        $21,403   $7,517     $12,692  $1,432
Loans outstanding at period      $23,345   $11,151   $17,487   $4,327
end
Total nonperforming loans           _            _        _      _
Beginning balance of allowance     193          37       37
Loans charged-off
Total loans charged-off             _            _        _      _

Total recoveries                    _            _        _      _

Net loans charged-off                 _          _        _      _
Provision for loan losses          71           85      156      37
Balance at period end             $ 264       $122     $193   $  37


Net charge-offs to average          _         _          _       _
loans
Allowance as percent of total  1.13%       1.09%      1.10%    0.86%
loans
Nonperforming loans as a            _            _        _      _
percentage of total loans
Allowance as a percentage of        _            _        _      _
nonperforming loans

Noninterest Income and Expense

     Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. In addition, the Company originates mortgage loans, which are closed in the name of a third party, for which the Company receives a fee. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer, and official check fees.

     Total noninterest income increased by $49,000 or 108.9%, to $94,000 during the first six months of 1998 as compared to $45,000 during the same period in 1997, reflecting increased activity fees related to increases in deposit and loan balances. Deposit service charges were $68,000 for the first six months of 1998 as compared to $6,000 for the first six months of 1997. Total noninterest income increased by $54 to $94 during the three months ended June 30, 1998 as compared to $45 during the same period in 1997. Deposit service charges were $39 for the three months ended June 30, 1998 as compared to $4 for the three months ended June 30, 1997.

     Noninterest Expense. Total noninterest expense increased by $172,000 or 31.3%, to $722,000 during the first six months of 1998 as compared to $550,000 during the same period of 1997 as a result of the Company's continued growth. This increase includes a $78,000 increase in salary and benefits expense, as the Company employed additional full time employees, a $24,000 increase in occupancy expense, and a $16,000 increase in deposit and other insurance expense. Total noninterest expense increased by $54 to $722 during the three months ended June 30, 1998 as compared to $28 during the same period of 1997.

                 Analysis of Financial Condition

Earning Assets

     Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At June 30, 1998, loans accounted for 72% of earning assets, as compared to 74% and 40% of earning assets at December 31, 1997, and 1996, respectively. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $12.7 million during 1997, as compared to $1.4 million in 1996, reflecting the substantial growth of the Company during the period.


     The following table shows the composition of the Hattiesburg
Bank's loan portfolio by category:

                  Composition of Loan Portfolio

                        June 30,                 December 31,
                          1998               1997               1996
                    Amount   Percent    Amount  Percent     Amount  Percent
                               of                of                   of
                             Total              Total                Total
                             (Dollars in thousands)

Commercial,         $8,421   36.1%      $5,187  29.7%      $1,106   25.6%
financial and
agricultural
Real Estate:
Mortgage-commercial   4,551   19.5        4,166  23.8       1,508    34.9

Mortgage-residential  4,142   17.7        3,698  21.1       1,205    27.8

Construction         2,442   10.5        2,031  11.6           36     0.8
Consumer and        3,789     16.2      2,405   13.8          472    10.9
other
  Total loans      $23,345   100.0%    $17,487   100.0     $4,327   100.0

Allowance for loan     264                193                 37
losses
Total net loans
                  $ 23,081              $17,294           $4,290


     In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

     Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. At June 30, 1998, investment securities were $6.4 million and represented 19.6% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This objective is particularly important as the Company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies with maturities up to five years.

     The following table summarizes the book value of securities for the dates indicated.

                      Securities Portfolio

                          June 30,       December 31,
                            1998        1997      1996
                                  (In thousands)
Available-for-sale
 U.S. Treasury            $503         $504          $
                                                _
     U.S.     Government  3,774        2,635     4,058
agencies
 Other                    1,716         658       158
   Total  available-for-  5,993        3,797     4,216
sale

Held-to-maturity
     U.S. Government      $397         $507      $ -
     agencies

Total                   $6,390       $4,304    $4,216



      Short-Term Investments. At June 30, 1998 and December 31, 1997, short-term investments totaled $2.9 million and $1.8 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

     Deposits. The following table sets forth the deposits of the Company by category for the periods indicated.

                            Deposits

                          June 30,              December 31,
                           1998             1997            1996
                   Amount   Percent  Amount   Percent Amount  Percent
                            Deposits          Deposits       Deposits

                              (Dollars in thousands)

Demand deposit    $3,001    10.0%   $2,479  11.8%   $1,566  20.9%
accounts
NOW accounts      2,680     9.0     2,370   11.3    1,257   16.7
Money market      5,497     18.3    4,296   20.4    2,655   35.4
accounts
Savings accounts    306     1.0      200    0.9       71    0.9
Time deposits     12,218    40.7    7,267   34.5    1,256   16.7
less than
$100,000
Time deposits of  6,309       21.0  4,446   21.1     702      9.4
$100,000 or over
 Total deposits   $30,011   100.0%  $21,058 100.0%  $7,507  100.0



The Company's loan-to-deposit ratio was 77.8% at June 30, 1998, 83.0% at December 31, 1997, and 57.6% at December 31, 1996. The loan-to-deposit ratio averaged 79.2% during 1997. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $23.7 million at June 30, 1998 and $16.6 million at December 31, 1997. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company also purchases brokered deposits from time to time to help fund loan growth and maintain a loan-to-deposit ratio under 80.0%. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company's deposits. Certificates of deposit included brokered deposits totaling $500,000 at June 30, 1998, representing only 1.7% of the Company's total deposits at that date.

      The maturity distribution of the Company's certificates of deposits of $100,000 or more at June 30, 1998 and December 31, 1997 is shown in the following table. The Company did not have any other time deposits of $100,000 or more at either of these dates.


            Maturities of Certificates of Deposit
                     of $100,000 or More

                        Within      After      After    Total
                        Three       Three      Twelve
                         Months    Through      Months
                                   Twelve
                                   Months
                               (Dollars in thousands)
December 31, 1997      $508       $2,639      $1,299    $4,446
June 30, 1998          $1,631     $2,108      $2,570    $6,309

     Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of Federal Funds purchased from correspondent banks and securities sold under agreements to repurchase. The Company did not have any short-term borrowings in 1997 or during the first six months of 1998. Although the Company may use short-term borrowings as a secondary funding source from time to time, management expects that core deposits will continue to be the Company's primary funding source.


Capital

     Total shareholders' equity as of June 30, 1998 was $6,377,167, an increase of $9,463, or 0.15%, compared with shareholders' equity of $6,367,704 as of December 31, 1997. This increase was primarily attributable to a net profit from operations for the six months ended June 30, 1998 of $13,520, offset by an unrealized loss on available-for-sale securities of $4,057.

Accounting Matters

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its financial statements and that those instruments be measured at fair value. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact the adoption of this statement may have on it consolidated financial statements.

Year 2000

     Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer
malfunctions.    While the Company believes that it has available
resources and has adopted a plan to address Year 2000 compliance, it is largely dependent on third party vendors. The Company handles its own data processing using an IBM AS 400 mainframe computer and software licensed from a third party vendor. The Company has been informed by this vendor that this software is Year 2000 compliant. The Company is seeking assurances about the Year 2000 compliance with respect to the other third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has also begun testing these systems to confirm that they will be Year 2000 compliant. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the year 2000 issue. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

     Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which the Company may have extended. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, or results of operations.

                             PART II
                        OTHER INFORMATION

Item I. Legal Proceedings.

     There are no material legal proceedings to which the Company is a party or of which any of their property is subject.
Item 2.   Changes in Securities. Not applicable.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

     As previously announced, the Company has entered into a bank development agreement with the organizers of The First National Bank of the Pine Belt, a proposed de novo community bank in Laurel, Mississippi (the "Laurel Bank"). On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank.



Item 5. Other Information.

     At the annual meeting of Shareholders held on April 28, 1998, three members were reelected to the Board of Directors.
The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Perry E. Parker, Ted E. Parker, Dennis L. Pierce, and A. L. Smith. The current Class II directors are John Hudson, David E. Johnson, Dawn T. Parker, Andrew D. Stetelmen, and Charles T. Ruffin. The current Class III directors are David
W. Bomboy, E. Ricky Gibson, and Fred A. McMurry. The current terms of the Class III directors were set to expire at the Meeting held April 28, 1998. Each of the current Class III directors was nominated for reelection and stood for election at the Meeting for a three year term. The terms of the Class I directors will expire at the 1999 Annual Meeting of Shareholders, and the terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                     Description

27.1     Financial Data Schedule (for SEC use only).


(b)     Reports on Form 8-K.

     The Company filed a report on Form 8-K on June 25, 1998 relating to the execution of the bank development agreement with the organizers of the Laurel bank.



                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE FIRST BANCSHARES, INC.
Date: ___________

                                   By:  /S/ David E. Johnson
                                        David E. Johnson
                                   Chief Executive Officer


                                        /S/ Charles T. Ruffin
                                   Charles T. Ruffin
                                   Principal Accounting
                                   and Financial Officer
                                   of the Company