Form 10-Q/A
period 1998-06-30
FIRST BANCSHARES INC /MS/
filed 1998-08-19
CIK 947559

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
                     Consolidated Balance Sheets
           ( Dollars in Thousands, except Per Share Data)

         ASSETS            JUNE 30,    DECEMBER 31,
                             1998          1997
                          (UNAUDITED)   (AUDITED)
        Cash and due from    $665          $970
                    banks
       Federal funds sold    2,875        1,870
    Investment securities     397          507
         held-to-maturity
    Investment securities    5,993        3,797
       available for sale
Loans, net of reserve for   23,081        17,293
  loan losses of $264 and
       $194, respectively
  Premises and equipment,    2,152        2,093
                      net
      Interest Receivable     436          188
             Other assets     940          809
      Total assets          $36,539      $27,527

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The  following  discussion contains forward-looking  statements that  involve risks and uncertainties. The Company's actual  results may differ materially from the results discussed in the forward-looking statements. These forward-looking statements relate to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect", "estimate", "anticipate", and "believe", as well as similiar expressions, are intended to identify forward-looking statements. The cautionary statements set forth in this Report and in the Registration Statement on Form SB-2 recently filed by the Company identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. The Bank completed its first full year of operations in 1997 and has grown substantially since opening in
August 1996.   Comparisons of the Bank's results for the periods presented should be made with  an understanding of the Bank's short history.


                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

     The Company's net income for the six months ended June 30, 1998 was $13,000, or $0.02 per share, as compared to a net loss of $(254,000), or $(0.35) per share, for the six months ended June 30, 1997. The Company's net income for the three months ended June 30, 1998 was $12,000 or $0.02 per share, as compared to a net loss of $(110,000), or $(0.15) per share, for the three months ended June 30, 1997. Average earning assets increased to $28.3 million for the six months ended June 30, 1998, as compared to $14.0 million for the comparable period of 1997. The increase in average earning assets resulted in an increase in net interest income of $377,000, or 112.5%, to $712,000 for the six months ended June 30, 1998 as compared to $335,000 for the six months ended June 30, 1997. In addition, noninterest income increased 108.9%, to $94,000, for the six months ended June 30, 1998 as compared to $45,000 for the comparable period of 1997, while noninterest expense increased
31.3%, to $722,000, for the six months ended June 30, 1998 as compared to $550,000 for the six months ended June 30, 1997. In addition, noninterest income increased to $54,000 for the three months ended June 30, 1998 as compared to $28,000 for the comparable period of 1997, while noninterest expense increased to $378,000 for the three months ended June 30, 1998 as compared to $290,000 for the three months ended June 30, 1997.

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

     Net  interest income was $712,000 for the six months ended June
30, 1998 as compared to $335,000 for the six months ended June 30, 1997. This 112.5% increase reflected the substantial growth of the Company's loan portfolio between these periods, which resulted in substantial improvements in the Company's net interest spread and net interest margin. Net interest income was $364,000 for the three months ended June 30, 1998 as compared to $190,000 for the three months ended June 30, 1997. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.13% for the six months ended June 30, 1998 as
compared  to  3.01%  for the six months ended June  30,  1997.   Net
interest margin (which is net interest income divided by average interest-earning assets) increased to 5.03% for the six months ended June 30, 1998 as compared to 4.78% for the six months ended June 30,
1997.   These increases reflect the fact that loans comprised  75.7%
of  average  earning assets during the first six months of  1998  as
compared  to  only  53.7% during the same  period  of  1997.   Loans
typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow the loan portfolio as a percentage of total earning assets.

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

     At June 30, 1998 the allowance for loan losses amounted to $264,000, or 1.13% of outstanding loans. At December 31, 1997 and 1996, the allowance for loan losses amounted to $193,000 and $37,000, respectively. The allowance represented 1.10% and 0.86% of outstanding loans at December 31, 1997 and 1996, respectively.
The Company's provision for loan losses was $71,000 and $85,000 for the six months ended June 30, 1998 and 1997, respectively, and was $156,000 and $37,000 for the years ended December 31, 1997 and 1996, respectively. The provision for loan losses was $28,000 and $38,000 for the three months ended June 30, 1998 and 1997, respectively. In each case, the provision was made based on management's assessment of general loan loss risk and asset quality.

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

     Total noninterest income increased by $49,000 or 108.9%, to $94,000 during the first six months of 1998 as compared to $45,000 during the same period in 1997, reflecting increased activity fees related to increases in deposit and loan balances.
Deposit service charges were $68,000 for the first six months of 1998 as compared to $6,000 for the first six months of 1997.
Total noninterest income increased by $54,000 to $94,000 during the three months ended June 30, 1998 as compared to $45,000 during the same period in 1997. Deposit service charges were $39,000 for the three months ended June 30, 1998 as compared to $4,000 for the three months ended June 30, 1997.

     Noninterest Expense. Total noninterest expense increased by $172,000 or 31.3%, to $722,000 during the first six months of 1998 as compared to $550,000 during the same period of 1997 as a result of the Company's continued growth. This increase includes a $78,000 increase in salary and benefits expense, as the Company employed additional full time employees, a $24,000 increase in occupancy expense, and a $16,000 increase in deposit and other insurance expense. Total noninterest expense increased by $54,000 to $722,000 during the three months ended June 30, 1998 as compared to $28,000 during the same period of 1997.

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

Item 5.

     As previously announced, the Company has entered into a bank development agreement with the organizers of The First National Bank of the Pinebelt, a proposed de novo community bank in Laurel, Mississippi (the "Laurel Bank").
On August 10, 1998, the Company filed a registration satatement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the information of the Laurel Bank.

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

                              THE FIRST BANCSHARES, INC.
Date: August 18, 1998

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