Form 10QSB
period 1998-09-30
FIRST BANCSHARES INC /MS/
filed 1998-11-13
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
                                                 ------------------

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        COMMISSION FILE NUMBER:    33-94288
                                -------------

                           THE FIRST BANCSHARES, INC.
                       -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             MISSISSIPPI                            64-0862173

     (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


     6480 U.S. HIGHWAY 98 WEST
     HATTIESBURG, MISSISSIPPI                       39404-5549
 ----------------------------------   ------------------------------------
       (ADDRESS OF PRINCIPAL                        (ZIP CODE)
         EXECUTIVE OFFICES)


                                 (601) 268-8998
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
      --------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES  X   NO
                                        ---     ---



                            -------------------------
ON SEPTEMBER 30, 1998, 721,848 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                    YES     NO  X
                                       ---     ---







                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

---------------------------------------------------------------------------



                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



($ amounts in thousands)                          (Unaudited)
                                                 September 30, December 31,
                     ASSETS                           1998        1997
==========================================================================

Cash and due from banks                            $  2,083    $    970
Federal funds sold                                    2,237       1,870
Securities held-to-maturity, at amortized cost          207         507
Securities available-for-sale, at fair value          8,454       3,797
Loans                                                26,156      17,487
Allowance for loan losses                              (283)       (194)

--------------------------------------------------------------------------

          LOANS, NET                                 25,873      17,293

--------------------------------------------------------------------------
Premises and equipment                                3,201       2,093
Accrued income receivable                               444         188
Other assets                                            837         809

--------------------------------------------------------------------------
                                                   $ 43,336    $ 27,527
==========================================================================


      LIABILITIES AND SHAREHOLDERS' EQUITY
==========================================================================

Liabilities:
   Deposits:
      Noninterest-bearing                          $  3,527    $  2,479
      Time, $100,000 or more                          7,282       2,631
      Interest-bearing                               25,953      15,948

--------------------------------------------------------------------------

          TOTAL DEPOSITS                             36,762      21,058

   Interest payable                                     141          95
   Other liabilities                                     26           6

--------------------------------------------------------------------------

          TOTAL LIABILITIES                          36,929      21,159

--------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 721,848 at September 30, 1998
      and December 31, 1997                             722         722
   Paid-in capital                                    6,451       6,451
   Accumulated deficit                                 (767)       (817)
   Accumulated other comprehensive income                 1          12

--------------------------------------------------------------------------

           TOTAL SHAREHOLDERS' EQUITY                 6,407       6,368

--------------------------------------------------------------------------

                                                    $43,336     $27,527

==========================================================================


                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)


                                     (Unaudited)         (Unaudited)
                                  Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                  __________________  __________________
                                    1998      1997      1998      1997
                                  --------  --------  --------  --------
INTEREST INCOME:
   Loans, including fees          $    630  $    340  $  1,801  $    707
   Securities:
      Taxable                          112        79       283       223
      Tax exempt                       -         -         -         -
   Federal funds sold                   17        20        52        69
------------------------------------------------------------------------

          TOTAL INTEREST INCOME        759       439     2,136       999

------------------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                            340       189       972       414
   Other borrowings                     18       -          51       -
------------------------------------------------------------------------

          TOTAL INTEREST EXPENSE       358       189     1,023       414

------------------------------------------------------------------------

          NET INTEREST INCOME          401       250     1,113       585
PROVISION FOR LOAN LOSSES               22        38        92       122

------------------------------------------------------------------------

          NET INTEREST INCOME
              AFTER PROVISION
              FOR LOAN LOSSES          379       212     1,021       463

------------------------------------------------------------------------

OTHER INCOME:
   Service charges on deposit
      accounts                          52        17       120        53
   Other service charges,
      commissions and fees              16         6        41        15
   Gain on sale of properties           -        112        -        112

------------------------------------------------------------------------

          TOTAL OTHER INCOME            68       135       161       180

------------------------------------------------------------------------

OTHER EXPENSES:
   Salaries and employee benefits      208       162       583       459
   Occupancy and equipment
      expense                           68        47       184       125
   Other operating expenses            134       111       365       286

------------------------------------------------------------------------

          TOTAL OTHER EXPENSES         410       320     1,132       870

------------------------------------------------------------------------

          INCOME BEFORE INCOME
            TAXES                       37        27        50      (227)

INCOME TAXES                           -         -         -         -

------------------------------------------------------------------------

          NET INCOME (LOSS)            $37       $27       $50     $(227)

========================================================================

EARNINGS (LOSS) PER SHARE -
   BASIC                              $.05      $.04      $.07     $(.31)

========================================================================

EARNINGS (LOSS) PER SHARE -
   ASSUMING DILUTION                  $.05      $.04      $.07     $(.31)

========================================================================




                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      ___________________
                                                        1998       1997
                                                      ________   ________
$ Amounts in Thousands

=========================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                   $    50   $  (227)
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
        Depreciation and amortization                      124       195
        Provision for loan losses                           92       122
        Increase in accrued income receivable             (256)     (612)
        Increase in interest payable                        46       105
        Other, net                                         (39)      (19)

-------------------------------------------------------------------------

         NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                                      17      (436)

-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of securities held to maturity               300       -
   Maturities and calls of securities
      available for sale                                 2,883      4,755
   Purchases of securities available-for-sale           (7,540)    (4,950)
   Net increase in loans                                (8,672)   (10,183)
   Purchases of premises and equipment                  (1,212)      (504)

-------------------------------------------------------------------------

        NET CASH USED BY INVESTING ACTIVITIES          (14,241)   (10,882)

-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 15,704     10,233

-------------------------------------------------------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES       15,704     10,233

-------------------------------------------------------------------------

        NET INCREASE (DECREASE) IN CASH                  1,480     (1,085)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD           2,840      3,770

-------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                $4,320   $  2,685

=========================================================================

CASH PAYMENTS FOR INTEREST                             $   977   $    364
CASH PAYMENTS FOR INCOME TAXES                             -          -

=========================================================================





                   THE FIRST BANCSHARES, INC., AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.


NOTE B -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, The First National Bank of South Mississippi, Hattiesburg, Mississippi (the "Hattiesburg Bank").

The Company offered its common stock for sale to the public under an initial public offering price of $10 per share. As of August 27, 1996, when the offering was terminated, 721,848 shares were sold, resulting in net proceeds of approximately $7,118,480.

During 1996, the Company obtained regulatory approval to operate a national bank in Hattiesburg, Mississippi. The Hattiesburg Bank opened for business on August 5, 1996, with a total capitalization of $5.2 million. Upon the opening of the Hattiesburg Bank, the Company ceased to be considered as a "development stage enterprise" as its planned principal operations had commenced. The Hattiesburg Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

The Company has recently entered into a bank development agreement with the organizers of The First National Bank of the Pine Belt, a proposed de novo community bank in Laurel, Mississippi (the "Laurel Bank"). On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. The organizers of the Laurel Bank (together with members of their families) have indicated that they intend to purchase an aggregate of 166,667 shares of Common Stock (approximately $2.5 million) in this offering. The Company intends to use the first $5.0 million in proceeds from this offering to provide the initial capitalization of the Laurel Bank, which the Company anticipates will open in early 1999.

The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors will act to promote its Bank and introduce prospective customers. The Company believes that this autonomy will allow each Bank to generate high-yielding loans and to attract and retain core deposits.

The Hattiesburg Bank is engaged in a general commercial banking business, emphasizing in its marketing the Hattiesburg Bank's local management and ownership. The Hattiesburg Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. The Hattiesburg Bank also offers short- to medium-term commercial and personal loans. At September 30, 1998, the Company had approximately $43.3 million in assets, $26.2 million in loans, $36.7 million in deposits, and $6.4 million in shareholders' equity.


NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                              For the Three Months Ended
                                                  September 30, 1998
                                         ______________________________________
                                         Net Income      Shares       Per Share
                                         (Numerator)  (Denominator)     Data
                                         ___________  _____________   _________

   Basic Per Share                       $    37,000        721,848   $     .05
   Effect of dilutive shares:
      Stock options                              -            8,865         -
                                         ___________  _____________   _________

   Diluted per share                     $    37,000        730,713   $     .05
                                         ===========  =============   =========


                                                For the Nine Months Ended
                                                    September 30, 1998
                                         ______________________________________
                                         Net Income      Shares       Per Share
                                         (Numerator)  (Denominator)     Data
                                         ___________  _____________   _________

   Basic Per Share                       $    50,000        721,848   $     .07
   Effect of dilutive shares:
      Stock options                              -            8,865         -
                                         ___________  _____________   _________

   Diluted per share                     $    50,000        730,713   $     .07
                                         ===========  =============   =========



                                                For the Three Months Ended
                                                    September 30, 1997
                                         ______________________________________
                                         Net Income      Shares       Per Share
                                         (Numerator)  (Denominator)     Data
                                         ___________  _____________   _________

   Basic Per Share                       $    27,000        721,848   $     .04
   Effect of dilutive shares:
      Stock options                              -            8,865         -
                                         ___________  _____________   _________

   Diluted per share                     $    27,000        730,713   $     .04
                                         ===========  =============   =========



                                                For the Nine Months Ended
                                                    September 30, 1997
                                         ______________________________________
                                         Net Income      Shares       Per Share
                                         (Numerator)  (Denominator)     Data
                                         ___________  _____________   _________

   Basic Per Share                       $  (227,000)       721,848   $   (.31)
   Effect of dilutive shares:
      Stock options                              -            8,865         -
                                         ___________  _____________   _________

   Diluted per share                     $  (227,000)       730,713   $   (.31)
                                         ===========  =============   =========



ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors"
section in the Company's Registration Statement on Form SB-2 (Registration Number 333-61081) as filed with and declared effective by the Securities and Exchange Commission. The Hattiesburg Bank completed its first full year of operations in 1997 and has grown substantially since opening on August 5, 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.

The Hattiesburg Bank represents virtually all of the assets of the Company. The Hattiesburg Bank has grown in total assets to $43.3 million at September 30, 1998. Total assets have increased $15.8 million or 57.5% since December 31, 1997. Loans have increased $8.6 million or 49.1% during the first nine months of 1998. The growth in total assets has been funded by a $15.7 million increase in deposits.

NONPERFORMING ASSETS AND RISK ELEMENTS. There were no nonperforming assets at September 30, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1998, the Hattiesburg Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Hattiesburg Bank.

At September 30, 1998, the Hattiesburg Bank had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $352
     Past due 90 days or more and still accruing         3

The Hattiesburg Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Any other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Hattiesburg Bank had no restructured loans and no other real estate at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $2.1 million and federal funds sold of $2.2 million as of September 30, 1998. In addition, loans and investment securities repricing or maturing within one year or less exceed $18 million at September 30, 1998. The Hattiesburg Bank has approximately $6.1 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $300,000 at September 30, 1998. On August 10, 1998, the Company filed a registration statement on Form
SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. Pursuant to the terms of the offering, the Company is authorized to release these funds from escrow once the following offering conditions are met:

     (a) the Company has accepted subscriptions and payment in full for a minimum of 340,000 shares (which will result in gross offering proceeds in excess of $5 million);

     (b) the Company has obtained approval from the Federal Reserve Board to acquire the stock of the Laurel Bank;

     (c) the Laurel Bank has received preliminary approval of its application for a charter from the OCC; and

     (d) the Laurel Bank has received preliminary approval of its application for deposit insurance from the FDIC.

As of November 11, 1998, the Company had received subscriptions for 355,337 shares and gross proceeds of $5,330,055 were held in escrow. The termination date of the offering is set for December 31, 1998. The Company has not yet received the approvals described above from the Federal Reserve, the OCC, or the FDIC, so the shares have not yet been released from escrow. The Company anticipates receiving each of these approvals prior to December 31, 1998. However, as described in the registration statement for this offering, there is a risk that the Company or the Laurel Bank will fail to obtain these approvals, or that the approvals may not be granted by this date.

The Company anticipates that the OCC will require the Company to capitalize the Laurel Bank with $5 million, and the Company intends to use the proceeds of its current offering for this purpose. However, there is a risk that the OCC may require the Company to capitalize the Laurel Bank with more than $5 million, in which case the Company would have to receive additional net proceeds in the offering, use its existing capital, or obtain additional capital from another source. The Company has not sought any other source from which to obtain this capital, and there can be no assurances the Company would be able to do so.

Any significant delay in obtaining any of the approvals described above will result in an increase in pre-opening expenses for the Laurel Bank and may reduce the amount of the Laurel Bank's and the Company's capital, potential revenues, and income. There also can be no assurance that the Company will actually experience any further asset or deposit growth, or that the Company will experience any favorable results if such growth occurs. The Laurel Bank is currently in the organizational stage and has no operating history. The operations of the Laurel Bank will be subject to the risks inherent in the establishment of a new business and, specifically, of a new bank. The likelihood of the success of the Laurel Bank must be considered in light of the problems, expenses, complications, and delays frequently encountered in connection with the development of a new bank and the competitive environment in which the Laurel Bank will operate. Typically, new banks incur substantial initial expenses and are not profitable for several years after commencing business. Although the Hattiesburg Bank has been operating since August 1996, because of the impact of the formation of the Laurel Bank and the Company's short history, the Company's historical results of operations are not necessarily indicative of the Company's future operations. See also the discussion contained in the Risk Factors section of the Registration Statement for this offering.

With the exceptions described above, there are no known trends or any known commitments of uncertainties that will result in the Hattiesburg Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 1998, is $4.9 million or approximately 11.5% of total assets. The Hattiesburg Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Hattiesburg Bank's capital ratios as of September 30, 1998, are as follows:

                        Tier 1 leverage            12.7%
                        Tier 1 risk-based          17.9%
                        Total risk-based           18.9%


RESULTS OF OPERATIONS

The Company had net income of $37,000 for the three months ending September 30, 1998, compared with $27,000 for the same period last year, resulting in an increase of 37.1%. For nine months ending September 30, 1998, net income was $50,000 compared with a net loss of $227,000 for 1997.

Interest income and interest expense both increased from 1997 to 1998 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $1.0 million from $414,000 for the first nine months ending September 30, 1998, or an increase of 141.5%. Earning assets through September 30, 1998, increased $13.3 million and interest-bearing liabilities also increased $14.7 million compared to September 30, 1997, reflecting increases of 56.6%, and 78.9%, respectively.

Noninterest income for the nine months ending September 30, 1998, was $161,000 compared to $180,000 for the same period in 1997 reflecting a decrease of $19,000 or 10.6%. However, included in other income for 1997 was a gain of $112,000 from the sale of land. Noninterest income consists mainly of service charges on deposit accounts. Service charges on deposit accounts for the nine months ending September 30, 1998, was $120,000 compared with $53,000 for the same period in 1997 reflecting an increase of 126.4%.

The provision for loan losses was $92,000 in the first nine months of 1998 compared with $122,000 for the same period in 1997. The allowance for loan losses of $283,000 at September 30, 1998 (approximately 1.08% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. However, management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses. At September 30, 1998, the Company had available approximately $767,000 of net operating loss carryovers.

Accounting Matters

In June, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its financial statements and that those instruments be measured at fair value. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact the adoption of this statement may have on its consolidated financial statements.

Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Company believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is largely dependent on third party vendors. The Company handles its own data processing using an IBM AS 400 mainframe computer and software licensed from a third party vendor.
The Company has been informed by this vendor that this software is Year 2000 compliant. The Company is seeking assurances about the Year 2000 compliance with respect to the other third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has also begun testing these systems to confirm that they will be Year 2000 compliant. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving
Year 2000 issues, and other similar uncertainties.

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


                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION

         As previously announced, the Company has entered into a bank development agreement with the organizers of the Laurel Bank, a proposed de novo community bank in Laurel, Mississippi.
         On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. As of November 11, 1998, the Company had received subscriptions for 355,337 shares. See the discussion above regarding the status of the offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





      November 11, 1998                /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


      November 11, 1998                /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal Accounting
           (Date)                        and Financial Officer