Form 10KSB40
period 1998-12-31
FIRST BANCSHARES INC /MS/
filed 1999-03-31
CIK 947559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934 For the fiscal year ended December 31, 1998

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 For the transition period from ________ to ________

                          Commission file no. 33-94288

                          THE FIRST BANCSHARES, INC.
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Mississippi                                          64-0862173
   ---------------------------                             --------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

         6480 U.S. Hwy. 98 West
        Hattiesburg, Mississippi                                   39402
----------------------------------------                         ---------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (601) 268-8998
              ----------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes X   No
   ----   ----



         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's profit for its most recent fiscal year was $66,772. As of March 15, 1999, 1,150,691 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 1999 was $13,497,270. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $15 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.
         Transitional Small Business Disclosure Format. (Check one):
Yes      No X
   ----    ----

                      DOCUMENTS INCORPORATED BY REFERENCE
         Company's 1998 Annual Report and Proxy Statement.

===============================================================================

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

GENERAL

         The Company was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (the Hattiesburg bank). The Hattiesburg bank began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg, Mississippi, and in November 1996 opened a branch office in Purvis, Mississippi. The Hattiesburg bank opened an additional branch office on Lincoln Road in Hattiesburg in the fourth quarter of 1998. In June 1998, the Company entered into a bank development agreement with the organizers of the Laurel bank, a proposed de novo community bank in Laurel, Mississippi. In connection with the opening of the Laurel bank, the Company raised approximately $6.4 million in a public offering which commenced in September 1998 and closed on December 31, 1998. The Company used $5.0 million of the proceeds of the offering to capitalize the Laurel bank. The Laurel bank began operations on January 19, 1999.

         The Company currently engages in a general commercial and retail banking business through the Hattiesburg bank and the Laurel bank, characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns, and individuals.

LOCATION AND SERVICE AREA

         The Hattiesburg Bank. The Hattiesburg bank serves the cities of Hattiesburg and Purvis and the surrounding areas of Lamar and Forrest Counties, Mississippi. The Hattiesburg bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The Hattiesburg bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, and a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg.

         The main office primarily serves the area in and around the northern portion of Lamar County which is west of Hattiesburg. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. Hattiesburg can be reached via Highways 98 and 49 and

Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, the Methodist Hospital, Camp Shelby, Sunbeam Oster, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, Marshall Durbin Poultry, and Murray Envelope. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities.

         The Laurel Bank. The Laurel bank serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Laurel bank's permanent main office will be located at 1945 Highway 15 North, Laurel, Mississippi. During the first year of operation, the Laurel bank is operating from a temporary facility located adjacent to the site of its permanent facility. The Laurel bank expects to draw 75% of its retail business within a five mile radius of this location, with the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County that are within a 15 mile radius of the Laurel bank.

MARKETING FOCUS

         The Hattiesburg bank's primary service area includes portions of Lamar and Forrest Counties, and the Laurel bank's primary service area includes Jones County, Mississippi. According to the U.S. Census Bureau, Lamar County is one of the fastest growing counties in Mississippi with a population of 33,642 in 1995, reflecting a 10.6% increase from the 1990 population of 30,424. The per capita income in Lamar County was $14,450 in 1993, as compared to $14,858 for Mississippi as a whole. Similarly, the population of Forrest County grew 6.5%, from 68,134 to 72,553, between 1990 and 1995, and the population of Jones County grew 1.6%, from 62,031 to 63,001, during this period. In 1993, the per capita income was $14,824 in Forrest County and $15,146 in Jones County, as compared to $14,858 for Mississippi as a whole.

         Total nonagricultural employment in Lamar, Forrest, and Jones Counties grew by 6.7%, 4.1%, and 2.0% respectively from 1995 to 1997. During the same time, unemployment fell from 3.3% to 2.6% in Lamar County, from 4.4% to 3.4% in Forrest County, and from 4.0% to 3.6% in Jones County, all of which are lower than the 5.7% unemployment rate for the State of Mississippi.

         Most of the banks in the Pine Belt region are local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Mississippi and elsewhere, the Company believes that there remains a demand for community banks in the Pine Belt region that the Company can successfully fulfill. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Company strives to provide its customers with the breadth of products comparable to a regional bank, while maintaining the quick response and personal service of a locally headquartered bank. The Company's advertising emphasizes the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

BANKING SERVICES

         The Company strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, the Hattiesburg bank offers products such as mortgage loan originations. The following is a description of the products and services offered or planned to be offered by the Hattiesburg and Laurel banks.

- Deposit Services. The banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to each bank's principal market area at rates competitive to those offered by other banks in the area. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

- Loan Products. The banks offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The banks also make real estate construction and acquisition loans. The banks' lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the banks are subject to a loans-to-one-borrower limit of an amount equal to 10% of the bank's unimpaired capital and surplus. The banks may not make any loans to any director, officer, employee, or 10% shareholder unless the loan is approved by the Board of Directors of the bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the bank.

- Mortgage Loan Division. The Hattiesburg bank recently established a mortgage loan division through which it will broaden the range of services that it offers to its customers. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. The Hattiesburg bank anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

- Other Services. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Hattiesburg bank is, and the Laurel bank will be, associated with the Money Belt, Gulfnet, and Plus networks of automated teller machines that may be used by the Hattiesburg bank's customers throughout Mississippi and other regions. The banks also offer VISA and MasterCard credit card services through a correspondent bank.

COMPETITION

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Mississippi law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in Mississippi is highly competitive. Many large banking organizations currently operate in the Company's market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.

         The Company faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies, and other institutions in the Company's market area. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Company. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Company and offer certain services such as trust banking that the Company does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Company that may provide these competitors with an advantage in geographic convenience that the Company does not have at present.

         Currently there are eight other commercial banks, one savings institution, and three credit unions operating in the Hattiesburg bank's primary service area, and seven other commercial banks and two credit unions operating in the Laurel bank's primary service area.

EMPLOYEES

         As of March 15, 1999, the Hattiesburg bank had 26 full-time employees and three part-time employees, and the Laurel bank had 10 full-time employees. The Company does not have any employees other than its officers.

                           SUPERVISION AND REGULATION

         The Company and its banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the banks may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

         Because it owns the outstanding capital stock of the Hattiesburg and Laurel banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and the Mississippi Banks and Financial Institutions Act (the "Mississippi Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the banks, and such loans may be repaid from dividends paid from the banks to the Company (although the ability of the banks to pay dividends is subject to regulatory restrictions as described below in "The Banks - Dividends"). The Company is also able to raise capital for contribution to the banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the banks and to commit resources to support the banks in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

THE BANKS

         The Hattiesburg and Laurel banks operate as national banking associations incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulates or monitors virtually all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the banks to maintain certain capital ratios and imposes limitations on the banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the banks have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the banks, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the banks' cost of funds, and there can be no assurance that such cost can be passed on to the banks' customers.

         Transactions With Affiliates and Insiders. The banks are subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans to and certain other transactions with affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

         The banks are also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution, as those prevailing at the time for comparable transactions with nonaffiliated companies. The banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under FDICIA, the banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi law, the banks may open branches throughout Mississippi with the prior approval of the OCC. In addition, with prior regulatory approval, the banks are able to acquire existing banking operations in Mississippi. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "Recent Legislative Developments."

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state usury laws and certain federal laws concerning interest rates. The banks' loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Hattiesburg bank were qualified as "well capitalized." Upon opening in January 1999, the Laurel bank also qualified as "well capitalized."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management;
(v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. If the Company continues to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance, or poor earnings performance could change the Company's capital position in a relatively short period of time.

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

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports; the filing of false or misleading information; or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). This Act became effective on September 29, 1995 and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Since June 1, 1997, the Interstate Banking Act has allowed banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

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

         Effect of Governmental Monetary Policies. The earnings of the banks are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Hattiesburg Bank. The Hattiesburg bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 10,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The Hattiesburg bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, and a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg.

         The Laurel Bank. The Laurel bank will serve the city of Laurel and the surrounding area of Jones County, Mississippi. The Laurel bank's permanent main office will be located on an eight acre parcel at 1945 Highway 15 North, Laurel, Mississippi. During the first year of operation, the Laurel bank is operating from a temporary facility located adjacent to the site of its permanent facility.

         The Company believes that the banks' facilities will adequately serve their needs.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor either bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 721,848 were sold in the Company's initial public offering and were outstanding as of December 31, 1998. In addition, as of December 31, 1998 the Company had another $6.4 million in subscription proceeds which it held in escrow pending issuance of stock certificates for the shares sold in connection with the formation of the Laurel bank. In January 1999 these funds were released from escrow and added to shareholders' equity, and the Company issued an additional 428,843 shares of its common stock. As of March 15, 1999, the Company had 1,150,691 share outstanding, held by 1,203 shareholders of record.

         There is currently no established or liquid market for the Common Stock. Although the Company intends to make arrangements with one or more market makers to trade the Common Stock on the OTC Bulletin Board, the Company does not anticipate that a market for the Common Stock will exist or develop in the near term following the offering, and there is a risk that no market will develop for the Common Stock at all. The development of a public trading market depends on the existence of willing buyers and sellers, the presence of which is not within the control of the Company or any market maker.

         The Company intends to list the Common Stock on The Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange, or another securities exchange as soon as it meets the requirements to do so, but the Company does not expect to meet these listing requirements for at least two years. The decisions whether and where to apply for listing have not yet been made and remain in the discretion of the Company. There is no assurance that the Company will apply for or be accepted for listing within any particular period of time, if at all.

         There is currently no established public trading market in the Common Stock, and trading and quotations of the Common Stock have been limited and sporadic. The Company issued 721,848 shares of its currently issued and outstanding Common Stock in its initial public offering, which closed on August 27, 1996. The price per share in the initial public offering was $10.00. The Company issued an additional 428,843 shares of its common stock in its public offering in connection with the formation of the Laurel bank, which closed on December 31, 1998. The price per share in this offering was $15.00. The Company is not aware of all prices at which the Common Stock has been traded since the initial offering. Based on information available to the Company from a limited number of sellers and purchasers of Common Stock, the Company is aware of several transactions between August 27, 1996 and December 31, 1996, all of which were at $10.00 per share, and the Company believes transactions in the Common Stock ranged from $10.00 to $12.00 during 1997 and from $12.00 to $17.50 during 1998.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See Item 1. Business - Dividends.

         (b) Pursuant to Commission Rule 463, the Company is obligated to report on the use of proceeds from its initial public offering. The information provided below is given as of December 31, 1998.

                  (1) The Company's registration statement on Form SB-2 (File No.333-61081) was declared effective by the Commission on September 16, 1998.

                  (2)      The offering commenced on September 16, 1998.

                  (3) The offering did not terminate before any securities were sold.

                  (4)
                           (i)      The offering terminated on December
                                    31,1998, before the sale of all securities that the Company had registered.

                           (ii) The Company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                           (iii)    Common Stock was the only class of
                                    securities registered in the offering.

                           (iv) 533,333 shares ($7,999,995) of Common Stock was registered, of which 428,843 shares ($6,432,645) were sold.

                           (v) The Company incurred approximately $61,625 in (deferred) expenses in connection with the issuance and distribution of the Common Stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities, or affiliates of the Company.

                           (vi) The net proceeds to the Company after deducting the total expenses described above were $6,371,020.

                           (vii) Through December 31, 1998, $6,371,020 of the net proceeds of the offering were invested in cash. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities, and affiliates of the Company.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 4 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 25 through 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on or about page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999 is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2.     Form of Certificate of Common Stock (incorporated by reference to
         Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

5.1. Opinion of Nelson Mullins Riley & Scarborough, L.L.P. Regarding Legality (incorporated by reference to Exhibit 5.1 to the Company's Registration Statement No. 333-61081 on Form SB-2).

10.1. Amended and restated employment agreement dated November 20, 1995, by and between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288).

10.2. Employment Agreement dated June 10, 1998 by and between the Company and The First National Bank of the Pine Belt and William M. Renovich, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 25, 1998).

10.3. Bank Development Agreement dated June 19, 1998 by and among the Company and the organizers of The First National Bank of the Pine Belt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 25, 1998).

10.4. First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

10.5 Promissory Note dated June 16, 1998 by and between the Company and The First National Bank of the Pine Belt (incorporated by reference to
         Exhibit 10.5 to the Company's Registration Statement No. 333-61081 on Form SB-2).

10.6 Construction Agreement dated March 18, 1998 between The First National Bank of South Mississippi and Piercon, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No.
         333-61081 on Form SB-2).

10.6 Option to Purchase Real Estate dated June 29, 1998 between the Pine Belt Organizers, LLC and Frances B. Wheelis (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-61081 on Form SB-2).

13       The Company's 1998 Annual Report

21.1     Subsidiaries of the Company

23.1. Consent of Independent Public Accountants (incorporated by reference to Exhibit 23.1 to the Company's Registration Statement No. 333-61081 on Form SB-2)

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (incorporated by reference to Exhibit 23.2 to the Company's Registration Statement No. 333-61081 on Form SB-2).

24.1. Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Registration Statement No. 333-61081 on Form SB-2).

27.1.    Financial Data Schedule (For SEC use only)
------------------
         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FIRST BANCSHARES, INC.


Date:  March 30, 1999                  By:  /s/ David E. Johnson
       ----------------------             -------------------------------------
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

Signature                                  Title                                   Date
---------                                  -----                                   ----



--------------------------------------
David Waldron Bomboy                       Director


--------------------------------------
M. Ray (Hoppy) Cole, Jr.                   Director

/s/ E. Ricky Gibson                                                                March 30, 1999
--------------------------------------
E. Ricky Gibson                            Director

/s/ David E. Johnson                                                               March 30, 1999
--------------------------------------
David E. Johnson                           Director, President and Chief
                                           Executive Officer
/s/ Fred A. McMurry                                                                March 30, 1999
--------------------------------------
Fred A. McMurry                            Director

/s/ Dawn T. Parker                                                                 March 30, 1999
--------------------------------------
Dawn T. Parker                             Director




--------------------------------------
Perry Edward Parker                        Director

/s/ Ted E. Parker                                                                  March 30, 1999
--------------------------------------
Ted E. Parker                              Director

/s/ Dennis L. Pierce                                                               March 30, 1999
--------------------------------------
Dennis L. Pierce                           Director


--------------------------------------
David L. Rice, III                         Director

/s/ Charles T. Ruffin                                                              March 30, 1999
--------------------------------------
Charles T. Ruffin                          Director, Principal Financial and
                                           Accounting Officer

--------------------------------------
J. Douglas Seidenburg                      Director


                                           Director
--------------------------------------
A.L. "Pud" Smith

/s/ Andrew D. Stetelman                                                            March 30, 1999
--------------------------------------
Andrew D. Stetelman                        Director

                               INDEX TO EXHIBITS



Exhibit
Number        Description
-------       -----------

3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No.
         33-94288 on Form S-1).

3.2.     Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration
         Statement No. 33-94288 on Form S-1).

4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock
         (incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement No. 33-94288 on Form S-1).

4.2.     Form of Certificate of Common Stock (incorporated by reference to
         Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on
         Form S-1).

5.1.     Opinion of Nelson Mullins Riley & Scarborough, L.L.P. Regarding
         Legality (incorporated by reference to Exhibit 5.1 to the Company's
         Registration Statement No. 333-61081 on Form SB-2).

10.5. Amended and restated employment agreement dated November 20, 1995, by and between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995, File No. 33-94288).

10.6. Employment Agreement dated June 10, 1998 by and between the Company and The First National Bank of the Pine Belt and William M. Renovich,
         Jr. (incorporated by reference to Exhibit 10.1 to the Company's
         Current Report on Form 8-K filed June 25, 1998).

10.7.    Bank Development Agreement dated June 19, 1998 by and among the
         Company and the organizers of The First National Bank of the Pine Belt
         (incorporated by reference to Exhibit 10.2 to the Company's Current
         Report on Form 8-K filed June 25, 1998).

10.8.    First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997
         (incorporated by reference to Exhibit 10.7 of the Company's Form
         10-KSB for the fiscal year ended December 31, 1996, File No.
         33-94288).

10.7     Promissory Note dated June 16, 1998 by and between the Company and The
         First National Bank of the Pine Belt (incorporated by reference to
         Exhibit 10.5 to the Company's Registration Statement No. 333-61081 on
         Form SB-2).

10.6     Construction Agreement dated March 18, 1998 between The First National
         Bank of South Mississippi and Piercon, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No.
         333-61081 on Form SB-2).

10.8     Option to Purchase Real Estate dated June 29, 1998 between the Pine Belt
         Organizers, LLC and Frances B. Wheelis (incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement No. 333-61081 on
         Form SB-2).

13       The Company's 1998 Annual Report


21.1     Subsidiaries of the Company

23.1. Consent of Independent Public Accountants (incorporated by reference to Exhibit 23.1 to the Company's Registration Statement No. 333-61081
         on Form SB-2)

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (incorporated by reference to Exhibit 23.2 to the Company's Registration Statement No.
         333-61081 on Form SB-2).

24.1. Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Registration Statement No. 333-61081 on Form SB-2).

27.1.    Financial Data Schedule (For SEC use only)