Form 10QSB
period 1999-03-31
FIRST BANCSHARES INC /MS/
filed 1999-05-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 1999
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON MARCH 31, 1999, 1,150,691 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                       (Unaudited)
                                                 March 31,   December 31,
      ASSETS                                       1999          1998
                                                 ________      ________

Cash and due from banks                          $  1,932      $  1,457
Interest-bearing deposits with banks                   95            95
Federal funds sold                                  2,569         2,964
                                                 ________      ________
   Total cash and cash equivalents                  4,596         4,516

Securities held-to-maturity, at amortized cost        122           122
Securities available-for-sale, at fair value       10,056         7,364
Loans                                              40,051        32,406
Allowance for loan losses                            (458)         (347)
                                                 ________      ________

         LOANS, NET                                39,593        32,059

Premises and equipment                              4,283         3,604
Accrued income receivable                             415           325
Other assets                                        1,835         1,923
                                                 ________      ________

                                                 $ 60,900      $ 49,913
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $  5,805      $  3,407
      Time, $100,000 or more                       10,980         8,372
      Interest-bearing                             30,316        23,888
                                                 ________      ________

          TOTAL DEPOSITS                           47,101        35,667

   Interest payable                                   174           166
   Stock subscriptions deposits                       -           6,433
   Borrowed funds                                   1,191         1,200
   Other liabilities                                   34            25
                                                 ________      ________

          TOTAL LIABILITIES                        48,500        43,491
                                                 ________      ________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,150,691 at March 31, 1999
      and 721,848 at December 31, 1998              1,151           722
   Paid-in capital                                 12,356         6,451
   Accumulated deficit                             (1,110)         (751)
   Accumulated other comprehensive income               3           -
                                                 ________      ________

          TOTAL SHAREHOLDERS' EQUITY               12,400         6,422
                                                 ________      ________

                                                 $ 60,900      $ 49,913
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        1999      1998
                                                      ________  ________
INTEREST INCOME:
   Loans, including fees                              $    875  $    553
   Securities:
      Taxable                                               95        79
      Tax exempt                                            -         -
   Federal funds sold                                       72        11
   Other                                                    32        13
                                                      ________  ________

          TOTAL INTEREST INCOME                          1,074       656

INTEREST EXPENSE:
   Deposits                                                445       303
   Other borrowings                                         36         5
                                                      ________  ________

          TOTAL INTEREST EXPENSE                           481       308
                                                      ________  ________

          NET INTEREST INCOME                              593       348
PROVISION FOR LOAN LOSSES                                  121        43
                                                      ________  ________

          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                              472       305

OTHER INCOME:
   Service charges on deposit accounts                      12         7
   Other service charges, commissions and fees              68        33
                                                      ________  ________

          TOTAL OTHER INCOME                                80        40
                                                      ________  ________
OTHER EXPENSES:
   Salaries and employee benefits                          354       182
   Occupancy and equipment
      expense                                              102        54
   Preopening costs                                        187        -
   Other operating expenses                                268       108
                                                      ________  ________

          TOTAL OTHER EXPENSES                             911       344
                                                      ________  ________

          INCOME (LOSS) BEFORE INCOME TAXES               (359)        1

INCOME TAXES                                                -         -
                                                      ________  ________

          NET INCOME (LOSS)                           $   (359) $      1
                                                      ========  ========

EARNINGS (LOSS) PER SHARE - BASIC                     $   (.34) $     -
EARNINGS (LOSS) PER SHARE - ASSUMING DILUTION         $   (.33) $     -






                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        1999      1998
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $   (359) $      1
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                       59        55
        Provision for loan losses                          121        43
        Increase in accrued income receivable              (90)     (434)
        Increase in interest payable                         8        30
        Other, net                                          (7)     (896)
                                                      ________  ________

         NET CASH USED BY OPERATING ACTIVITIES            (268)   (1,201)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                 4,693       959
   Purchases of securities available-for-sale           (7,388)   (1,943)
   Net increase in loans                                (7,655)   (4,481)
   Purchases of premises and equipment                    (727)      (31)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (11,077)   (5,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 11,434     6,713
   Net decrease in borrowed funds                           (9)       -
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       11,425     6,713
                                                      ________  ________

        NET INCREASE IN CASH                                80        16

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,516     2,840
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,596  $  2,856
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $    473  $     74
CASH PAYMENTS FOR INCOME TAXES                              -         -




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.


NOTE B -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, The First National Bank of South Mississippi, Hattiesburg, Mississippi (the "Hattiesburg Bank").

The Company offered its common stock for sale to the public under an initial public offering price of $10 per share. As of August 27, 1996, when the offering was terminated, 721,848 shares were sold, resulting in net proceeds of approximately $7.1 million.

During 1996, the Company obtained regulatory approval to operate a national bank in Hattiesburg, Mississippi, and the Company purchased 100% of the capital stock of the Hattiesburg Bank. The Hattiesburg Bank opened for business on August 5, 1996, with a total capitalization of $5.2 million.

In June 1998, the Company entered into a bank development agreement with the organizers of The First National Bank of the Pine Belt, a proposed de novo community bank in Laurel, Mississippi (the "Laurel Bank"). On
August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. The offering was closed on December 31, 1998, with 428,843 shares subscribed with an aggregate purchase price of $6.4 million. On January 19, 1999, the Laurel Bank received approval from its banking regulator to begin banking operations, and the Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank. Simultaneously, the 428,843 shares subscribed to in the offering were issued.

The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors acts to promote its Bank and introduce prospective customers. The Company believes that this autonomy will allow each Bank to generate high-yielding loans and to attract and retain core deposits.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At March 31, 1999, the Company had approximately $60.9 million in consolidated assets, $40 million in consolidated loans, $47.1 million in consolidated deposits, and $12.4 million in consolidated shareholders' equity. For the three months ended March 31, 1999, the Company reported a consolidated net loss of $359,000. For the same period, the Laurel Bank reported a net loss of $398,000, and the Hattiesburg Bank net income of $28,000.


NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                                March 31, 1999
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $(359,000)     1,064,922     $ (.34)
                                                                 ======
   Effect of dilutive shares:
      Stock options                        -          20,066
                                    _________    ___________

   Diluted per share                $(359,000)     1,084,988     $ (.33)
                                    =========    ===========     ======



                                         For the Three Months Ended
                                                March 31, 1998
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $ 1,000        721,848      $  -
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           8,865
                                     _______      _________

   Diluted per share                 $ 1,000        730,713      $  -
                                     =======      =========      ======


ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-61081) as filed with and declared effective by the Securities and Exchange Commission. The Hattiesburg Bank completed its first full year of operations in 1997 and has grown substantially since opening on August 5, 1996. The Laurel Bank has been in operation since January 19, 1999. Comparisons of the Company's results for the periods presented should be made with an understanding of the subsidiary Banks' short histories.

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $47.1 million at March 31, 1999, compared to $48.9 million at December 31, 1998. Loans increased
$1 million, or 2.6%, during the first three months of 1999. Deposits at March 31, 1999 totaled $40.8 million compared to $42.6 million at December 31, 1998. At December 31, 1998, the total assets and liabilities of the Hattiesburg Bank included the $6.4 million resulting from the stock offering which had been deposited in the Bank as escrow. In January 1999, $5 million of these funds were disbursed as capitalization of the Laurel Bank. For the three month period ended March 31, 1999, the Hattiesburg Bank reported net income of $28,000. At March 31, 1999, the Laurel Bank had total assets of $13.1 million, total loans of $6.8 million, and total deposits of $8.5 million. For the three month period ended March 31, 1999, the Laurel Bank reported a net loss from operations of $398,000. Included in other expense was $187,000 of preopening costs related to the formation and opening of the Laurel Bank.


NONPERFORMING ASSETS AND RISK ELEMENTS. There were no nonperforming assets at March 31, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1999, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At March 31, 1999, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                     $  108
     Past due 90 days or more and still accruing        204

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Any other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans and no other real estate at March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $4.6 million as of March 31, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceed $26.7 million at March 31, 1999. Approximately $6.7 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $461,000 at March 31, 1999. On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. At December 31, 1998, closing date of the offering, the Company had received subscriptions for 428,843 resulting in proceeds of $6.3 million, net of offering costs. The funds were held in escrow until regulatory approval for the Laurel Bank was obtained, which occurred on January 19, 1999. The Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 1999 is $12.4 million, or approximately 20.4% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of March 31, 1999, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage           10.5%        35.1%
            Tier 1 risk-based         13.0%        55.8%
            Total risk-based          13.9%        57.0%


RESULTS OF OPERATIONS

The Company had a consolidated net loss of $359,000 for the three months ending March 31, 1999, compared with consolidated net income of $1,000 for the same period last year.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $593,000 from $348,000 for the first three months ending March 31, 1999, or an increase of 70.4%. Earning assets through March 31, 1999 increased $23.1 million and interest-bearing liabilities also increased $16.3 million compared to March 31, 1998, reflecting increases of 78.1% and 65.3%, respectively.

Noninterest income for the three months ending March 31, 1999 was $80,000 compared to $40,000 for the same period in 1998, reflecting an increase of $40,000, or 100.0%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the three months ending March 31, 1999 was $12,000 compared with $7,000 for the same period in 1998, reflecting an increase of 71.4%.

The provision for loan losses was $121,000 in the first three months of 1999 compared with $43,000 for the same period in 1998. The allowance for loan losses of $458,000 at March 31, 1999 (approximately 1.14% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $567,000, or 164.8%, in the first quarter of 1999 primarily due to the addition of the Laurel Bank and to the continued growth of the Hattiesburg Bank. Also, included in noninterest expense for the first quarter 1999 was $187,000 in preopening costs associated with the formation and preparation of the opening of the Laurel Bank.

No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses. At March 31, 1999, the Company had available approximately $437,000 of consolidated net operating loss carryovers.


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


YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing.
There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Company believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is largely dependent on third party vendors. The Company handles its own data processing using an IBM AS 400 mainframe computer and software licensed from a third party vendor. The Company has been informed by this vendor that this software is Year 2000 compliant. The Company is seeking assurances about the Year 2000 compliance with respect to the other third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has tested these systems to confirm that they will be Year 2000 compliant. Based on information currently available, management does not believe the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

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

The Company's Year 2000 Plan also includes assessing risks associated with its major borrowers, funds providers and other external counterparties who may encounter Year 2000 related problems. Questionnaires, letters, verbal communication and published readiness statements are being used to evaluate exposure. These assessments efforts and the evaluation of alternatives will continue through the remainder of 1999.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





        May 14, 1999                   /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


        May 14, 1999                   /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer