Form 10QSB
period 1999-06-30
FIRST BANCSHARES INC /MS/
filed 1999-08-16
CIK 947559

WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 1999
                                              ------------------
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

                                    YES  X   NO
                                        ---     ---
ON JUNE 30, 1999, 1,150,691 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---




                       PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)                         (Unaudited)
                                                   June 30,   December 31,
      ASSETS                                        1999         1998
                                                 __________   ___________

Cash and due from banks                          $    1,696   $     1,457
Interest-bearing deposits with banks                     95            95
Federal funds sold                                    2,689         2,964
                                                 __________   ___________

   Total cash and cash equivalents                    4,480         4,516

Securities held-to-maturity, at amortized cost          107           122
Securities available-for-sale, at fair value         11,129         7,364
Loans                                                47,774        32,406
Allowance for loan losses                              (569)         (347)
                                                 __________   ___________

          LOANS, NET                                 47,205        32,059

Premises and equipment                                4,353         3,604
Accrued income receivable                               522           325
Other assets                                          1,823         1,923
                                                 __________   ___________

                                                 $   69,619   $    49,913
                                                 ==========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $    6,505   $     3,407
      Time, $100,000 or more                         10,385         8,372
      Interest-bearing                               37,560        23,888
                                                 __________   ___________

          TOTAL DEPOSITS                             54,450        35,667

   Interest payable                                     222           166
   Stock subscription deposits                          -           6,433
   Borrowed funds                                     2,578         1,200
   Other liabilities                                     41            25
                                                 __________   ___________

          TOTAL LIABILITIES                          57,291        43,491
                                                 __________   ___________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,150,691 at June 30, 1999
      and 721,848 at December 31, 1998                1,151           722
   Paid-in capital                                   12,356         6,451
   Accumulated deficit                               (1,151)         (751)
   Accumulated other comprehensive income               (28)          -
                                                 __________   ___________

           TOTAL SHAREHOLDERS' EQUITY                12,328         6,422
                                                 __________   ___________

                                                 $   69,619   $    49,913
                                                 ==========   ===========





                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                              (Unaudited)    (Unaudited)
                                             Three Months     Six Months
                                                Ended           Ended
                                               June 30,        June 30,
                                            ______________  ______________
                                             1999    1998    1999    1998
                                            ______  ______  ______  ______

INTEREST INCOME:
   Loans, including fees                    $1,045  $  618  $1,920  $1,171
   Securities:
      Taxable                                  148      92     243     171
      Tax exempt                                 5      -        5      -
   Federal funds sold                           37      23     109      34
   Other                                         1      -       33      -
                                            ______  ______  ______  ______

          TOTAL INTEREST INCOME              1,236     733   2,310   1,376

INTEREST EXPENSE:
   Deposits                                    540     342     985     632
   Other borrowings                             19      27      55      33
                                            ______  ______  ______  ______

          TOTAL INTEREST EXPENSE               559     369   1,040     665
                                            ______  ______  ______  ______

          NET INTEREST INCOME                  677     364   1,270     711
PROVISION FOR LOAN LOSSES                      109      28     230      70
                                            ______  ______  ______  ______
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES          568     336   1,040     641

OTHER INCOME:
   Service charges on deposit accounts          31      10      43      17
   Other service charges, commissions and
     fees                                       92      44     160      77
                                            ______  ______  ______  ______

         TOTAL OTHER INCOME                    123      54     203      94

OTHER EXPENSES:
   Salaries and employee benefits              474     194     828     375
   Occupancy and equipment expense             115      61     217     116
   Preopening costs                             -       -      187      -
   Other operating expenses                    143     123     411     231
                                            ______  ______  ______  ______

         TOTAL OTHER EXPENSES                  732     378   1,643     722
                                            ______  ______  ______  ______

         INCOME (LOSS) BEFORE INCOME TAXES     (41)     12    (400)     13

INCOME TAXES                                    -       -       -       -
                                            ______  ______  ______  ______

          NET INCOME (LOSS)                 $  (41) $   12  $ (400) $   13
                                            ======  ======  ======  ======

INCOME (LOSS) PER SHARE - BASIC             $ (.04) $  .02  $ (.37) $  .02
INCOME (LOSS) PER SHARE - ASSUMING DILUTION $ (.03) $  .02  $ (.36) $  .02





                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                      __________________
                                                        1999      1998
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $   (400) $     13
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      129       101
        Provision for loan losses                          230        70
        Increase in accrued income receivable             (197)     (248)
        Increase in interest payable                        56        38
        Other, net                                         (22)     (193)
                                                      ________  ________

         NET CASH USED BY OPERATING ACTIVITIES            (204)     (219)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                             15       -
   Maturities and calls of securities
      available-for-sale                                 6,541     2,284
   Purchases of securities available-for-sale          (10,306)   (4,331)
   Net increase in loans                               (15,376)   (5,857)
   Purchases of premises and equipment                    (867)     (130)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (19,993)   (8,034)
                                                      ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 18,783     8,953
   Net increase in borrowed funds                        1,378       -
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       20,161     8,953
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                    (36)      700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,516     2,840
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,480  $  3,540
                                                      ========  ========


CASH PAYMENTS FOR INTEREST                            $    984  $    626
CASH PAYMENTS FOR INCOME TAXES                             -         -





                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements to conform to those used in 1999.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At June 30, 1999, the Company had approximately $69.6 million in consolidated assets, $47.2 million in consolidated loans, $54.4 million in consolidated deposits, and $12.3 million in consolidated shareholders' equity. For the six months ended June 30, 1999, the Company reported a consolidated net loss of $400,000. For the same period, the Laurel Bank reported a net loss of $479,000, and the Hattiesburg Bank net income of $72,000.


NOTE C - INCOME PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1999        1998        1999       1998
                           __________  __________  __________  __________

   Numerator:
     Net income (loss)     $  (41,000) $   12,000  $ (400,000) $   13,000
                           ==========  ==========  ==========  ==========

   Denominator:
     Denominator for
       basic income (loss)
       per share -
       weighted average
       shares               1,150,691     721,848   1,075,118     721,848

   Dilutive potential
     common shares -
     employee stock
     options                   24,062       8,865      21,398       8,865
                           __________  __________  __________  __________
   Denominator for
     diluted earnings
     (loss) per share -
     adjusted weighted
     average shares         1,174,753     730,713   1,096,516     730,713
                           ==========  ==========  ==========  ==========



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


FINANCIAL CONDITION

The subsidiary Banks represent a significant portion of the assets of the Company. The Hattiesburg Bank reported total assets of $49.6 million at June 30, 1999, compared to $48.9 million at December 31, 1998. Loans of the Hattiesburg Bank increased $3.7 million, or 11.3%, during the first six months of 1999. Deposits at June 30, 1999, totaled $41.8 million compared to $42.6 million at December 31, 1998. However, at December 31, 1998, the total assets and liabilities of the Hattiesburg Bank included the $6.4 million resulting from the stock offering which had been deposited in the Bank in an escrow account. In January 1999, $5 million of these funds were disbursed as capitalization of the Laurel Bank. For the six month period ended June 30, 1999, the Hattiesburg Bank reported net income of $72,000. At June 30, 1999, the Laurel Bank had total assets of $19.3 million, total loans of $11.7 million, and total deposits of $14.7 million. For the six month period ended June 30, 1999, the Laurel Bank reported a net loss from operations of $479,000. Included in other expense was $187,000 of preopening costs related to the formation and opening of the Laurel Bank.


NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At
June 30, 1999, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 1999, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                     $   86
     Past due 90 days or more and still accruing         19
     Nonaccrual loans                                    84

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Any other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans and no other real estate at June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with consolidated cash and cash equivalents of $4.5 million as of June 30, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceeded $20.6 million at June 30, 1999. Approximately $6.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $345,000 at June 30, 1999. On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. At December 31, 1998, closing date of the offering, the Company had received subscriptions for 428,843 shares resulting in proceeds of $6.3 million, net of offering costs. The funds were held in escrow until regulatory approval for the Laurel Bank was obtained, which occurred on January 19, 1999. The Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 1999, is $12.3 million, or approximately 17.7% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of June 30, 1999, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage           10.3%        29.7%
            Tier 1 risk-based         12.7%        33.5%
            Total risk-based          13.7%        34.7%


RESULTS OF OPERATIONS

Three months ended June 30, 1999, compared to three months ended June 30, 1998:

The Company had a consolidated net loss of $41,000 for the three month period ending June 30, 1999, compared with consolidated net income of $12,000 for the same period last year. As noted above, however, this net loss was attributable to the opening of the Laurel Bank.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $677,000 from $364,000, or an increase of 86%. Earning assets at June 30, 1999, reflected an increase of $18.8 million when compared to June 30, 1998, and interest-bearing liabilities also increased $20.2 million, reflecting increases of 43.9% and 54.7%, respectively.

Noninterest income for the three months ending June 30, 1999, was $123,000 compared to $54,000 for the same period in 1998, reflecting an increase of $69,000, or 127.8%. Noninterest income consists mainly of other service charges such as commissions and fees. The increase is primarily due to an increase in origination fees on mortgage loans. Service charges on deposit accounts for the three months ending June 30, 1999, were $31,000 compared with $10,000 for the same period in 1998, reflecting an increase of 210.0%. This increase corresponds with the increase in deposit accounts and the related activities.

The provision for loan losses was $109,000 for 1999 compared with $28,000 for the same period in 1998. Provisions charged to expense reflect management's intent to maintain the allowance for loan losses at an adequate level. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, regulatory reviews, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses for 1999 increased by $354,000, or 93.7%, when compared to the same three month period in 1998 primarily due to the addition of the Laurel Bank and to the continued growth of the Hattiesburg Bank.

No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses, and the Company has available approximately $437,000 of consolidated net operating loss carryovers from prior years.


RESULTS OF OPERATIONS

Six months Ended June 30, 1999, compared to six months ended June 30, 1998:

The Company had a consolidated net loss of $400,000 for the six months ended June 30, 1999, compared with consolidated net income of $13,000 for the same period last year. This net loss was the result of the expenses associated with the opening of the Laurel Bank in January 1999. As noted above, the Hattiesburg Bank generated net income of $72,000 during the first six months of 1999, a significant increase over the net income the Company generated during the comparable period in 1998.

Interest income and interest expense both increased from 1998 to 1999, resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $1,270,000 from $711,000 for the six months ending June 30, 1999, or an increase of 78.6%.

Noninterest income for the six months ending June 30 1999, was $203,000 compared to $94,000 for the same period in 1998, reflecting an increase of $109,000, or 116.0%. Noninterest income consists mainly of other service charges such as commissions and fees. The increase is primarily due to origination fees on mortgage loans which are sold into the secondary market. Service charges on deposit accounts for the six months ending
June 30, 1999, were $43,000 compared with $17,000 for the same period in 1998, reflecting an increase of 152.9%. This increase corresponds to an increase in deposit accounts and related activities.

The provision for loan losses was $230,000 in the first six months of 1999 compared with $70,000 for the same period in 1998. The allowance for loan losses of $569,000 at June 30, 1999, (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, regulatory reviews, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $921,000, or 127.6%, in the first six months of 1999 primarily due to the addition of the Laurel Bank and to the continued growth of the Hattiesburg Bank. Also, included in noninterest expense for 1999 was $187,000 in preopening costs associated with the formation and preparation of the opening of the Laurel Bank.

No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses. At December 31, 1998, the Company had available approximately $437,000 of consolidated net operating loss carryovers to subsequent years.


ACCOUNTING MATTERS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its financial statements and that those instruments be measured at fair value. Recently, the FASB delayed implementation of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the impact the adoption of this statement may have on its consolidated financial statements.


YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing.
There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year, which may result in widespread computer malfunctions. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem." The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply most of our computer and telecommunication systems and other office equipment. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nontheless, there is a risk that the Year 2000 issues could negatively affect our business. The Company handles its own data processing using an IBM AS 400 mainframe computer and software licensed from Jack
Henry & Associates, Inc. Jack Henry & Associates, Inc., is a well-established company and provides computer systems and data processing for numerous financial institutions. Jack Henry & Associates, Inc., has tested its systems with software and hardware similar to the Company's. The Company has reviewed these tests results and is relying on them as a proxy for a test of its own systems with Jack Henry & Associates, Inc. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. The Company is seeking assurances about the Year 2000 compliance with respect to the other third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has tested these systems to confirm that they will be Year 2000 compliant. Based on information currently available, management does not believe the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

The Company believes that the largest Year 2000 Problem exposure to most financial institutions is the preparedness of their customers. The Company is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficienty address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. The Company is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

Most Likely Consequences of Year 2000 Problems
______________________________________________

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration or financial consequences of such failures.

As a result, the Company expects that it could possibly suffer the following consequences:

     . A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

     . System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured additional credit lines with the Federal Home
Loan Bank, Federal Reserve Discount Window, and numerous correspondent banks.


Contingency Plans
_________________

The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans include
(a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held May 27, 1999, the following proposals were approved:

         1. The following six individuals were elected to serve as Class I directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2002:

                  Perry Edward Parker          J. Douglas Seidenburg
                  Ted E. Parker                Ralph T. Simmons
                  Dennis L. Pierce             A. L. "Pud" Smith

             Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

                                             For    Against  Withheld
                                           _______  _______  ________

                  Perry Edward Parker      633,422      0       2,000
                  Ted E. Parker            633,422      0       2,000
                  Dennis L. Pierce         632,767      0       2,655
                  J. Douglas Seidenburg    633,322      0       2,100
                  Ralph T. Simmons         631,422      0       4,000
                  A. L. "Pud" Smith        633,322      0       2,100

             The terms of the Class II directors expire at the 2000 Annual Shareholders Meeting. The terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting. Our directors and their classes are:

                 Class I               Class II            Class III

             Perry E. Parker        M. Ray Cole, Jr.     David W. Bomboy
             Ted E. Parker          David E. Johnson     E. Ricky Gibson
             Dennis L. Pierce       Dawn T. Parker       Fred A. McMurry
             J. Douglas Seidenburg  Charles T. Ruffin    David L. Rice, III,
             Ralph T. Simmons       Andrew D. Stetelman     D.M.D.
             A. L. Smith

         2. The 1999 Stock Option Plan (Plan) which authorizes the granting to Company employees and directors stock options and restricted stock for up to 106,689 shares of common stock. The Plan provides for initial stock option grants of 73,890 common shares as follows:

               . Options for a total of 12,859 shares to the Company's directors (1,169 shares to each);

               . Options for a total of 25,725 shares to the directors of the Laurel Bank (1,715 shares to each);

               . Options for 28,874 shares to David Johnson (President and CEO of the Company) and 10,723 shares to William Renovich (President and CEO of the Laurel Bank).

            Each of these option grants have the following features:

               .  An exercise period of ten years

               .  A three year vesting term

               .  Restrictions on transferability

               . An exercise price of $15 per share (the fair market value of the common stock on the date of grant).

            The Stock Option Plan was approved at the meeting, with 595,570 votes cast for and 17,070 votes against. In addition, there were 4,651 abstentions and 18,131 broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





      August 13, 1999                  /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


      August 13, 1999                  /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer