Form 10QSB
period 1999-09-30
FIRST BANCSHARES INC /MS/
filed 1999-11-15
CIK 947559

WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1999
                                              ------------------
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

                                    YES  X   NO
                                        ---     ---
ON NOVEMBER 11, 1999, 1,150,691 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---




                       PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)                         (Unaudited)
                                                September 30, December 31,
      ASSETS                                        1999         1998
                                                 __________   ___________

Cash and due from banks                          $    3,238   $     1,457
Interest-bearing deposits with banks                    195            95
Federal funds sold                                      886         2,964
                                                 __________   ___________

   Total cash and cash equivalents                    4,319         4,516

Securities held-to-maturity, at amortized cost          106           122
Securities available-for-sale, at fair value         16,318         7,364
Loans                                                57,548        32,406
Allowance for loan losses                              (684)         (347)
                                                 __________   ___________

          LOANS, NET                                 56,864        32,059

Premises and equipment                                4,354         3,604
Accrued interest receivable                             453           325
Other assets                                          1,098         1,923
                                                 __________   ___________

                                                 $   83,512   $    49,913
                                                 ==========   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $    7,332   $     3,407
      Time, $100,000 or more                         14,137         8,372
      Interest-bearing                               44,665        23,888
                                                 __________   ___________

          TOTAL DEPOSITS                             66,134        35,667

   Interest payable                                     232           166
   Stock subscription deposits                          -           6,433
   Borrowed funds                                     4,702         1,200
   Other liabilities                                    116            25
                                                 __________   ___________

          TOTAL LIABILITIES                          71,184        43,491
                                                 __________   ___________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,150,691 at September 30,
      1999 and 721,848 at December 31, 1998           1,151           722
   Paid-in capital                                   12,356         6,451
   Accumulated deficit                               (1,149)         (751)
   Accumulated other comprehensive income               (30)          -
                                                 __________   ___________

           TOTAL SHAREHOLDERS' EQUITY                12,328         6,422
                                                 __________   ___________

                                                 $   83,512   $    49,913
                                                 ==========   ===========





                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                              (Unaudited)    (Unaudited)
                                             Three Months    Nine Months
                                                Ended           Ended
                                            September 30,    September 30,

                                            ______________  ______________
                                             1999    1998    1999    1998
                                            ______  ______  ______  ______

INTEREST INCOME:
   Loans, including fees                    $1,224  $  630  $3,144  $1,801
   Securities:
      Taxable                                  210     112     453     283
      Tax exempt                               -       -         5     -
   Federal funds sold                           35      17     144      52
   Other                                         2     -        35     -
                                            ______  ______  ______  ______

          TOTAL INTEREST INCOME              1,471     759   3,781   2,136

INTEREST EXPENSE:
   Deposits                                    653     340   1,638     972
   Other borrowings                             35      18      90      51
                                            ______  ______  ______  ______

          TOTAL INTEREST EXPENSE               688     358   1,728   1,023
                                            ______  ______  ______  ______

          NET INTEREST INCOME                  783     401   2,053   1,113
PROVISION FOR LOAN LOSSES                      116      22     346      92
                                            ______  ______  ______  ______
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES          667     379   1,707   1,021

OTHER INCOME:
   Service charges on deposit accounts          25      16      68      41
   Other service charges, commissions and
     fees                                       84      52     244     120
                                            ______  ______  ______  ______

         TOTAL OTHER INCOME                    109      68     312     161

OTHER EXPENSES:
   Salaries and employee benefits              440     208   1,268     583
   Occupancy and equipment expense             133      68     350     184
   Preopening costs                            -       -       187     -
   Other operating expenses                    246     134     657     365
                                            ______  ______  ______  ______

         TOTAL OTHER EXPENSES                  819     410   2,462   1,132
                                            ______  ______  ______  ______

         INCOME (LOSS) BEFORE INCOME TAXES     (43)     37    (443)     50

INCOME TAXES                                   -       -       -       -
                                            ______  ______  ______  ______

          NET INCOME (LOSS)                 $  (43) $   37  $ (443) $   50
                                            ======  ======  ======  ======

INCOME (LOSS) PER SHARE - BASIC             $ (.04) $  .05  $ (.42) $  .07
INCOME (LOSS) PER SHARE - ASSUMING DILUTION $ (.04) $  .05  $ (.41) $  .07




                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        1999      1998
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $   (443) $     50
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      196       124
        Provision for loan losses                          346        92
        Increase in accrued income receivable             (128)     (256)
        Increase in interest payable                        66        46
        Other, net                                         849       (39)
                                                      ________  ________

         NET CASH PROVIDED BY OPERATING ACTIVITIES         886        17
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                             15       300
   Maturities and calls of securities
      available-for-sale                                 6,941     2,883
   Purchases of securities available-for-sale          (15,924)   (7,540)
   Net increase in loans                               (25,154)   (8,672)
   Purchases of premises and equipment                    (930)   (1,212)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (35,052)  (14,241)
                                                      ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 30,467    15,704
   Net increase in borrowed funds                        3,502       -
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       33,969    15,704
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                   (197)    1,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,516     2,840
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,319  $  4,320
                                                      ========  ========


CASH PAYMENTS FOR INTEREST                            $  1,662  $    977
CASH PAYMENTS FOR INCOME TAXES                             -         -





                         THE FIRST BANCSHARES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At September 30, 1999, the Company had approximately $83.5 million in consolidated assets, $56.8 million in consolidated loans, $66.1 million in consolidated deposits, and $12.3 million in consolidated shareholders' equity. For the nine months ended September 30, 1999, the Company reported a consolidated net loss of $443,000. For the same period, the Laurel Bank reported a net loss of $522,000, and the Hattiesburg Bank net income of $115,000.


NOTE C - INCOME PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                             Three Months Ended      Nine  Months Ended
                                September 30,           September 30,
                              1999        1998        1999       1998
                           __________  __________  __________  __________

   Numerator:
     Net income (loss)     $  (43,000) $   37,000  $ (443,000) $   50,000
                           ==========  ==========  ==========  ==========

   Denominator:
     Denominator for
       basic income (loss)
       per share -
       weighted average
       shares               1,150,691     721,848   1,064,922     721,848

   Dilutive potential
     common shares -
     employee stock
     options                   24,062       8,865      21,930       8,865
                           __________  __________  __________  __________
   Denominator for
     diluted earnings
     (loss) per share -
     adjusted weighted
     average shares         1,174,753     730,713   1,086,852     730,713
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


FINANCIAL CONDITION

The subsidiary Banks represent a significant portion of the assets of the Company. The Hattiesburg Bank reported total assets of $57.7 million at September 30, 1999, compared to $48.9 million at December 31, 1998. Loans of the Hattiesburg Bank increased $8.8 million, or 27.3%, during the first nine months of 1999. Deposits at September 30, 1999, totaled $48.9 million compared to $42.6 million at December 31, 1998. However, at December 31, 1998, the total assets and liabilities of the Hattiesburg Bank included the $6.4 million resulting from the stock offering which had been deposited in the Bank in an escrow account. In January 1999, $5 million of these funds were disbursed as capitalization of the Laurel Bank. For the nine month period ended September 30, 1999, the Hattiesburg Bank reported net income of $115,000. At September 30, 1999, the Laurel Bank had total assets of $25.1 million, total loans of $16.3 million, and total deposits of $19.3 million. For the nine month period ended September 30, 1999, the Laurel Bank reported a net loss from operations of $522,000. Included in other expense was $187,000 of preopening costs related to the formation and opening of the Laurel Bank.


NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1999, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 1999, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                     $ 104
     Past due 90 days or more and still accruing        -
     Nonaccrual loans                                   19

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Any other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans and no other real estate at September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with consolidated cash and cash equivalents of $4.3 million as of September 30, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceeded $3.9 million at September 30, 1999. Approximately $6.5 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $242,000 at September 30, 1999. On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the Laurel Bank. At December 31, 1998, closing date of the offering, the Company had received subscriptions for 428,843 shares resulting in proceeds of $6.3 million, net of offering costs. The funds were held in escrow until regulatory approval for the Laurel Bank was obtained, which occurred on January 19, 1999. The Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 1999, is $12.3 million, or approximately 15% of total consolidated assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Hattiesburg Bank and the Laurel Bank have been categorized by banking regulators as well capitalized under the regulatory framework for prompt corrective action.


RESULTS OF OPERATIONS

Three months ended September 30, 1999, compared to three months ended September 30,1998:

The Company had a consolidated net loss of $43,000 for the three month period ending September 30, 1999 compared with consolidated net income of $37,000 for the same period last year. As noted above, however, this net loss was attributable to the opening of the Laurel Bank.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $783,000 from $401,000, or an increase of 95.3%. Earning assets at September 30, 1999 reflected an increase of $37.8 million when compared to September 30, 1998, and interest-bearing liabilities also increased $30.2 million, reflecting increases of 102.0% and 91.0%, respectively.

Noninterest income for the three months ending September 30, 1999 was $109,000 compared to $68,000 for the same period in 1998, reflecting an increase of $41,000, or 60.3%. Noninterest income consists mainly of other service charges such as commissions and fees. The increase is primarily due to an increase in origination fees on mortgage loans. Service charges on deposit accounts for the three months ending
September 30, 1999 were $25,000 compared with $16,000 for the same period in 1998, reflecting an increase of 56.3%. This increase corresponds with the increase in deposit accounts and the related activities.

The provision for loan losses was $116,000 for 1999 compared with $22,000 for the same period in 1998. Provisions charged to expense reflect management's intent to maintain the allowance for loan losses at an adequate level. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, regulatory reviews, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Even though net interest and noninterest income increased substantially during the three months ended September 30, 1999 compared to the three months ended September 30, 1998, the Company incurred a net loss of $43,000 during this 1999 period as compared to net income of $37,000 during the comparable 1998 period. This loss was expected and is attributable to the substantial increase in noninterest expenses related to the formation of the Laurel Bank. The primary components of these expenses are salaries and employee benefits and other operating expenses. Salaries and employee benefits increased to $440,000 during the three month period ended September 30, 1999 from $208,000 during the three month period ended September 30, 1998. Similarly, other operating expenses increased to $246,000 from $134,000 over these time periods.

No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses, and the Company has available approximately $437,000 of consolidated net operating loss carryovers from prior years.


RESULTS OF OPERATIONS

Nine months Ended September 30, 1999, compared to nine months ended September 30, 1998:

The Company had a consolidated net loss of $433,000 for the nine months ended September 30, 1999, compared with consolidated net income of $13,000 for the same period last year. This net loss was the result of the expenses associated with the opening of the Laurel Bank in January 1999. As noted above, the Hattiesburg Bank generated net income of $115,000 during the first nine months of 1999, a significant increase over the net income the Company generated during the comparable period in 1998.

Interest income and interest expense both increased from 1998 to 1999, resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $2,053,000 from $1,113,000 for the nine months ending September 30, 1999, or an increase of 84.5%.

Noninterest income for the nine months ending September 30 1999, was $312,000 compared to $161,000 for the same period in 1998, reflecting an increase of $151,000, or 93.8%. Noninterest income consists mainly of other service charges such as commissions and fees. The increase is primarily due to origination fees on mortgage loans which are sold into the secondary market. Service charges on deposit accounts for the nine months ending September 30, 1999 were $68,000 compared with $41,000 for the same period in 1998, reflecting an increase of 65.9%. This increase corresponds to an increase in deposit accounts and related activities.

The provision for loan losses was $346,000 in the first nine months of 1999 compared with $92,000 for the same period in 1998. The allowance for loan losses of $684,000 at September 30, 1999 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, regulatory reviews, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $1,332,000, or 117.5%, in the first nine months of 1999 primarily due to the addition of the Laurel Bank and to the continued growth of the Hattiesburg Bank. Also, included in noninterest expense for 1999 was $187,000 in preopening costs associated with the formation and preparation of the opening of the Laurel Bank.

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


YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing.
There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year, which may result in widespread computer malfunctions. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem." The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply most of our computer and telecommunication systems and other office equipment. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nontheless, there is a risk that the Year 2000 issues could negatively affect our business. The Company handles its own data processing using an IBM AS 400 mainframe computer and software licensed from Jack Henry & Associates, Inc. Jack Henry & Associates, Inc. is a well-established company and provides computer systems and data processing for numerous financial institutions. Jack Henry & Associates, Inc. has tested its systems with software and hardware similar to the Company's. The Company has reviewed these tests results and is relying on them as a proxy for a test of its own systems with Jack Henry & Associates, Inc. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. The Company has obtained assurances about the Year 2000 compliance with respect to the other primary third party hardware or software systems it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has tested these systems to confirm that they will be Year 2000 compliant. Based on information currently available, management does not believe the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

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


Proposed Legislation

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies.
In fact, it is not possible to predict the full effect that the Act will have on the Company.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.
         c) Employment Agreement with Charles T. Ruffin, Chief Financial Officer, Dated July 1, 1999



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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





      November 10, 1999                /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


      November 10, 1999                /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer