Form 10-K
FIRST BANCSHARES INC /MS/
filed 2000-03-27
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 33-94288

THE FIRST BANCSHARES, INC.
--------------------------------------------------
(Name of Small Business Issuer in Its Charter)

                    Mississippi                                                                                        64-0862173
 -------------------------------------------------------------  ---------------------------------------------------------
            (State or Other Jurisdiction of                           (I.R.S. Employer Identification Number)
            Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                   39402
--------------------------------------------------------------  ---------------------------------------------------------
       (Address of principal executive offices)                                     (Zip Code)

Issuer's telephone number:          (601) 268-8998
                          ------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                          Name of Each Exchange on
                Title of Each Class                                           Which Registered
                -------------------                                           ----------------

                        None                                                       None
--------------------------------------------------------------  ---------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                                               Common Stock, $1.00 par value
---------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. 5,826,543

     The aggregate market value of the Common Stock held by non-affiliates of the Company on March 13, 2000, was $13,430,070. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $15 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,152,878

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Parts II and III of the Form 10- KSB report: Proxy Statement dated March 15, 2000, and the Annual Report to the Stockholders for the year ended December 31, 1999.

     Transitional Small Business Disclosure Format. (Check one):

Yes      No      X

                                                                 THE FIRST BANCSHARES, INC.
                                                                        FORM 10-KSB
                                                                     TABLE OF CONTENTS

                                                                                                                                                        Page

                                                                           PART I

                                                                          PART II
ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS..........................................................................................13
ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................13
ITEM 7.          FINANCIAL STATEMENTS.............................................................................13
ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................13

                                                                          PART III
ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......................................14
ITEM 10.         EXECUTIVE COMPENSATION...........................................................................14
ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.......................................................................................14
ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................14
ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.................................................................14

i

THE FIRST BANCSHARES, INC.
FORM 10-KSB

PART I

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

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY

General

     The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (the "Hattiesburg Bank"). The Hattiesburg Bank began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg, Mississippi, and in November 1996 opened a branch office in Purvis, Mississippi. The Hattiesburg Bank opened an additional branch office on Lincoln Road in Hattiesburg in the fourth quarter of 1998. In June 1998, the Company entered into a bank development agreement with the organizers of a proposed de novo community bank to be established in Laurel, Mississippi and to be known as The First National Bank of the Pine Belt (the "Laurel Bank"). In connection with the opening of the Laurel Bank, the Company raised approximately $6.4 million in a public offering which commenced in September 1998 and closed on December 31, 1998. The Company used $5.0 million of the proceeds of the offering to capitalize the Laurel Bank. The Laurel Bank began operations on January 19, 1999.

     The Company currently engages in a general commercial and retail banking business through the Hattiesburg Bank and the Laurel Bank, characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns, and individuals.

Location and Service Area

     The Hattiesburg Bank. The Hattiesburg Bank serves the cities of Hattiesburg and Purvis and the surrounding areas of Lamar and Forrest Counties, Mississippi. The Hattiesburg Bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The Hattiesburg Bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and has entered into a lease purchase agreement with Union Planters Bank for a fourth location at 3318 Hardy Street in Hattiesburg, which opened March 1, 2000.

     The main office primarily serves the area in and around the northern portion of Lamar County which is west of Hattiesburg. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, the Methodist Hospital, Camp Shelby, Sunbeam Oster, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, Marshall Durbin Poultry, and Murray Envelope. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities.

     The Laurel Bank. The Laurel Bank serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Laurel Bank's permanent main office will be located at 1945 Highway 15 North, Laurel, Mississippi. The Laurel Bank is currently operating from a temporary facility located adjacent to the site of its permanent facility. The Laurel Bank expects to draw 75% of its retail business within a five mile radius of this location, with the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County that are within a 15 mile radius of the Laurel Bank.

Marketing Focus

     The Hattiesburg Bank's primary service area includes portions of Lamar and Forrest Counties, and the Laurel Bank's primary service area includes Jones County, Mississippi. According to the U.S. Census Bureau, Lamar County is one of the fastest growing counties in Mississippi with a population of 33,642 in 1995, reflecting a 10.6% increase from the 1990 population of 30,424. The per capita income in Lamar County was $14,450 in 1993, as compared to $14,858 for Mississippi as a whole. Similarly, the population of Forrest County grew 6.5%,from 68,134 to 72,553, between 1990 and 1995, and the population of Jones County grew 1.6%, from 62,031 to 63,001, during this period. In 1993, the per capita income was $14,824 in Forrest County and $15,146 in Jones County, as compared to $14,858 for Mississippi as a whole.

     Total nonagricultural employment in Lamar and Jones Counties grew by 1.0% and .96% respectively from 1997 to 1999. Total nonagricultural employment in Forrest County fell by 1.0% between 1997 and 1999. During the same time, unemployment rose from 2.6% to 2.9% in Lamar County and fell from 3.4% to 3.2% in Forrest County, and from 3.6% to 3.1% in Jones County, all of which are lower than the 4.8% unemployment rate for the State of Mississippi.

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

     o Deposit Services. The Banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to each bank's principal market area at rates competitive to those offered by other banks in the area. In addition, the Banks offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The Banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     o Loan Products. The Banks offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Banks also make real estate construction and acquisition loans. The Banks' lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the Banks are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus. The Banks may not make any loans to any director, officer, employee, or 10% shareholder unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Bank.

     o Mortgage Loan Division. The Hattiesburg Bank established a mortgage loan division through which it will broaden the range of services that it offers to its customers. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. The Hattiesburg Bank anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

     o Other Services. Other bank services include on-line Internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Banks are associated with the Money Belt, Gulfnet, and Plus networks of automated teller machines that may be used by the Banks' customers throughout Mississippi and other regions. The Banks also offer VISA and MasterCard credit card services through a correspondent bank.

Competition

     The Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Mississippi law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in Mississippi is highly competitive. Many large banking organizations currently operate in the Company's market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.

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

Employees

     As of March 1, 2000, the Hattiesburg Bank had 36 full-time employees and 5 part-time employees, and the Laurel Bank had 9 full-time employees and 4 part-time employees. The Company does not have any employees other than its officers.

SUPERVISION AND REGULATION

     The Company and its banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with Federal Deposit Insurance Corporation Improvement Act of 1991

(“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Banks may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

The Company

     Because it owns the outstanding capital stock of the Hattiesburg and Laurel Banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA").

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

     The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Banks to the Company (although the ability of the Banks to pay dividends is subject to regulatory restrictions as described below in “The Banks - Dividends”). The Company is also able to raise capital for contribution to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

The Banks

     The Hattiesburg and Laurel Banks operate as national banking associations incorporated under the laws of the United States and subject to examination by the Office of Comptroller of the Currency ("OCC"). Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Banks' operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Banks to maintain certain capital ratios and imposes limitations on the Banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Banks are required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

     Transactions With Affiliates and Insiders. The Banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999, the Company, the Hattiesburg Bank, and the Laurel Bank were qualified as "well capitalized."

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

     On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally, the Financial Services Modernization Act:

            o           Repeals historical  restrictions  on, and eliminates many federal and state law
                        barriers  to,  affiliations  among  banks,   securities  firms,   insurance
                        companies, and other financial service providers;

            o           Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

            o           Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

            o           Provides an enhanced framework for protecting the privacy of consumer information;

            o           Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home
                        Loan Bank system;

            o           Modifies the laws governing the implementation of the Community Reinvestment Act
                        ("CRA"); and

            o           Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of the Hattiesburg Bank and the Laurel Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as the Hattiesburg Bank and the Laurel Bank. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Company's management has not determined at this time whether it will seek an election to become a Financial Holding Company or will seek to form a financial subsidiary. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

     The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Hattiesburg Bank. The Hattiesburg Bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 10,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The Hattiesburg Bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth office located at 3318 Hardy Street in Hattiesburg which is held by the Hattiesburg under lease with an option to purchase.

     The Laurel Bank. The Laurel Bank's permanent main office will be located on an eight acre parcel at 1945 Highway 15 North, Laurel, Mississippi. However, currently the Laurel Bank is operating from a temporary facility located adjacent to the site of its permanent facility.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     In response to this Item, the information contained on page 48 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     In response to this Item, the information contained on pages 3 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

     In response to this Item, the information contained on pages 22 through 47 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     In response to this Item, the information contained on or about pages 2 through 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     In response to this Item, the information contained on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this Item, the information contained on pages 7 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this Item, the information contained on pages 10 through 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished (or incorporated by reference):

        Exhibit Number              Description
        --------------              -----------

            3.1                     Amended and Restated Articles of Incorporation (incorporated by reference to
                                    Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

            3.2                     Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration
                                    Statement No. 33-94288 on Form S-1).

            4.1                     Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                                    Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

            4.2                     Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

           10.5                     Amended and restated employment agreement dated November 20, 1995, by and between David E. Johnson and the Company (incorporated by reference to Exhibit
                                    10.7 of the Company's Form 10-KSB for the fiscal  year ended December 31, 1995,
                                    File No. 33-94288).

            10.6                    Employment Agreement dated June 10, 1998 by and between the Company and The
                                    First National Bank of the Pine Belt and William M. Renovich, Jr. (incorporated by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K filed June
                                    25, 1998).

            10.7                    Bank Development Agreement dated June 19, 1998 by and among the Company and the organizers of The First National Bank of the Pine Belt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June
                                    25, 1998).

            10.8                    First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

            10.9                    Promissory Note dated June 16, 1998 by and between the Company and The First
                                    National Bank of the Pine Belt (incorporated by reference to Exhibit 10.5 to the
                                    Company's Registration Statement No. 333-61081 on Form SB-2).

            10.10                   Construction Agreement dated March 18, 1998 between The First National Bank of South Mississippi and Piercon, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 333-61081 on Form SB-2).

            10.11                   Option to Purchase Real Estate dated June 29, 1998 between the Pine Belt
                                    Organizers, LLC and Frances B. Wheelis (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-61081 on Form SB-2).

            10.12                   Employment Agreement dated July 1, 1999 by and between the Company and
                                    Charles T. Ruffin (incorporated by reference to Exhibit 99 to the Company's Form
                                    10-QSB filed November 15, 1999).

            13                      The Company's 1999 Annual Report

            21.1                    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                                    Company's Form 10-KSB filed March 31, 1999)

            27.1                    Financial Data Schedule (For SEC use only)

            (b)         Reports on Form 8-K

                        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.
Date: March 16, 2000                                               By:        /s/ David E. Johnson
                                                                            -------------------------------------
                                                                            David E. Johnson
                                                                            President and Chief Executive Officer
                                                                            (Principal Executive Officer)

Date: March 16, 2000                                               By:         /s/ Charles T. Ruffin
                                                                            -------------------------------------
                                                                            Charles T. Ruffin
                                                                            Chief Financial Officer (Principal Financial
                                                                            and Principal Accounting Officer)

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

    SIGNATURES                                CAPACITIES                         DATE

   /s/ David W. Bomboy                        Director                      March 16, 2000
-----------------------------------

   /s/ A. L. Smith                            Director                      March 16, 2000
-----------------------------------

   /s/ E. Ricky Gibson                        Director                      March 16, 2000
-----------------------------------

   /s/ Ted E. Parker                          Director                      March 16, 2000
-----------------------------------

   /s/ Fred A. McMurry                        Director                      March 16, 2000
-----------------------------------

   /s/ Dennis L. Pierce                       Director                       March 16, 2000
-----------------------------------

   /s/ David E. Johnson                       President, CEO, and Director   March 16, 2000
-----------------------------------           (Principal Executive Officer)

   /s/ Charles T. Ruffin                      Chief Financial Officer        March 16, 2000
 -----------------------------------          (Principal Accounting and
                                              Principal Financial Officer)

                                                                     INDEX TO EXHIBITS

Exhibit Number          Description

            3.1                     Amended and Restated Articles of Incorporation (incorporated by reference to
                                    Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

            3.2                     Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration
                                    Statement No. 33-94288 on Form S-1).

            4.1                     Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                                    Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

            4.2                     Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

            10.5                    Amended and restated employment agreement dated November 20, 1995, by and between David E. Johnson and the Company (incorporated by reference to Exhibit
                                    10.7 of the Company's Form 10-KSB for the fiscal  year ended December 31, 1995,
                                    File No. 33-94288).

            10.6                    Employment Agreement dated June 10, 1998 by and between the Company and The
                                    First National Bank of the Pine Belt and William M. Renovich, Jr. (incorporated by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K filed June
                                    25, 1998).

            10.7                    Bank Development Agreement dated June 19, 1998 by and among the Company and the organizers of The First National Bank of the Pine Belt (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June
                                    25, 1998).

            10.8                    First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

            10.9                    Promissory Note dated June 16, 1998 by and between the Company and The First
                                    National Bank of the Pine Belt (incorporated by reference to Exhibit 10.5 to the
                                    Company's Registration Statement No. 333-61081 on Form SB-2).

            10.10                   Construction Agreement dated March 18, 1998 between The First National Bank of South Mississippi and Piercon, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 333-61081 on Form SB-2).

            10.11                   Option to Purchase Real Estate dated June 29, 1998 between the Pine Belt
                                    Organizers, LLC and Frances B. Wheelis (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 333-61081 on Form SB-2).

            10.12                   Employment Agreement dated July 1, 1999 by and between the Company and
                                    Charles T. Ruffin (incorporated by reference to Exhibit 99 to the Company's Form
                                    10-QSB filed November 15, 1999).

            13                      The Company's 1999 Annual Report

            21.1                    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                                    Company's Form 10-KSB filed March 31, 1999)

            27.1                    Financial Data Schedule (For SEC use only)

EXHIBIT 13

THE FIRST BANCSHARES, INC.
1999 ANNUAL REPORT

SHAREHOLDER INFORMATION

ANNUAL MEETING

     The Annual Meeting of Shareholders will be held at 5:00 p.m., Thursday, April 27, 2000, at the principal offices of The First National Bank of South Mississippi, 6480 U.S. Highway 98 West Hattiesburg, Mississippi 39402. All shareholders are invited.

STOCK TRANSFER AGENT                                                    INDEPENDENT AUDITOR

Registrar and Transfer Company                                          T.E. Lott & Company
10 Commerce Drive                                                       A Professional Association
Cranford, NJ  07016                                                     Certified Public Accountants
1-800-368-5948                                                          Columbus, Mississippi

FORM 10-K

     Copies of the Form 10-KSB Annual Report to the Securities and Exchange Commission, including financial statements and financial statement schedules, are available without charge upon request to:

                                    The First Bancshares, Inc.
                                    Attn: Charles T. Ruffin
                                    6480 U.S. Highway 98 West (39402)
                                    Post Office Box 15549
                                    Hattiesburg, Mississippi  39404-5549

     The Form 10-KSB Annual Report to the Securities and Exchange Commission, including financial statements and financial statement schedules, serves as the alternative annual disclosure statement pursuant to 12 CFRss.350.5.

STOCK INFORMATION

     The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 13, 2000, the Company had 1,152,878 shares outstanding, held by shareholders of record.

     The Common Stock of the Company is not traded on any exchange and there is no public trading market for its common stock. Trading of the Common Stock has been limited and sporadic. The Company issued 721,848 shares of its currently issued and outstanding Common Stock in its initial public offering, which closed on August 27, 1996. The price per share in the initial public offering was $10.00. The Company issued an additional 428,843 shares of its common stock in its public offering in connection with the formation of the Laurel Bank, which closed on December 31, 1998. The price per share in this offering was $15.00.

     The Company is not aware of all prices at which the Common Stock has been traded since the initial offering. Based on information available to the Company from a limited number of sellers and purchasers of Common Stock, the Company is aware of several transactions between August 27, 1996 and December 31, 1996, all of which were at $10.00 per share, and the Company believes transactions in the Common Stock ranged from $10.00 to $12.00 during 1997, from $12.00 to $17.50 during 1998, and from $15.00 to $17.50 during 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi ("The First"), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg, and in November 1996 opened a branch office in Purvis, Mississippi. The First opened an additional branch office on Lincoln Road in Hattiesburg in the fourth quarter of 1998. In June 1998, the Company entered into a bank development agreement with the organizers of The First National Bank of the Pine Belt ("Pine Belt") a de novo community bank located in Laurel, Mississippi which involved the Company having a stock offering from which the funds would be used to inject into Pine Belt. The offering was completed on December 31, 1998, with 428,843 common shares subscribed at $15 per share. Upon receipt of regulatory approval, the Company issued the subscribed shares and contributed $5 million to Pine Belt in exchange for all of its common stock. Pine Belt began banking operations on January 19, 1999. Pine Belt has one office located in Laurel, Mississippi. The Company and its subsidiary banks engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small - to medium- sized businesses, professional concerns, and individuals. The First and Pine Belt are wholly-owned subsidiary banks of the Company.

     The Company's primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its subsidiary banks' deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "Federal Funds sold") to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company's loans and deposits, as well as the profit margin ("interest spread") and fee income which can be generated on these amounts.

     The Company grew from approximately $50 million in total assets, $32.1 million in loans, $35.7 million in deposits, and $6.4 million in shareholders' equity at December 31, 1998 to approximately $91.3 million in total assets, $60.9 million in loans, $73.5 million in deposits, and $12.5 million in shareholders' equity at December 31, 1999. Of this growth, approximately $30.2 million in total assets, $18.4 million in loans, and $25.2 million in deposits, were related to Pine Belt. The increase in stockholders' equity was primarily due to the stock offering finalized in January, 1999. The Company enjoyed its first quarterly profit in the third quarter of 1997 and reported a net profit for the year 1998. For the year ended 1999, the Company reported a net loss of $173,000. Included in this loss was a loss of $513,000 reported by Pine Belt for the period beginning January 19, 1999 (opening date) and ended December 31, 1999. The First reported net income of $330,000 for the year ended December 31, 1999. Comparisons of the Company's results for all of the periods presented should be made with an understanding of the Company's short history. The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere.

      The following table demonstrates the Company's growth during each calendar year from August 5, 1996 (when The First opened for business) through December 31, 1999.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS
(Dollars In Thousands, Except Per Share Data)

                                                                                December 31,
                                                ---------------------------------------------------------------------------------
                                                1999(1)                 1998                    1997                  1996
                                                -------                 ----                    ----                  ----
Earnings:
     Net interest income                  $       2,929     $            1,617      $            881      $             370
     Provision for loan losses                      408                    170                   156                     37
     Noninterest income                             396                    215                   216                      4
     Noninterest expense                          3,212                  1,595                 1,203                    693
     Net income (loss)                             (173)                    67                  (262)                  (356)

Per Share Data:
     Basic net income per share           $        (.15)                  $.09                 $(.36)                 $(.58)
     Diluted net income per share                  (.15)                   .09                  (.36)                  (.58)

Selected Year End Balances:
     Total assets                         $      91,356     $           49,912      $         27,527      $          14,177
     Securities                                  14,481                  7,486                 4,303                  4,216
     Loans                                       60,887                 32,059                17,294                  4,290
     Deposits                                    73,514                 35,667                21,058                  7,506
     Stockholders' equity                        12,473                  6,422                 6,368                  6,621

(1) Includes the first period of operations of Pine Belt.

Results of Operations

     The Company reported a consolidated net loss of $173,000 or $.15 per share as compared to consolidated net income of $67,000 or $.09 per share for the year 1998. The following is a summary of the results of operations by the subsidiary banks for the years ended December 31, 1999 and 1998. No summary is provided for Pine Belt for the year 1998 since it began operations on January 19, 1999.

Results of operations by subsidiary bank:
                                                                                    (In thousands)
                                                                                                               Pine
                                                                            The First                           Belt
                                                           ----------------------------------------      -----------------
                                                                        1999                  1998                  1999
                                                           -------------------     ----------------      -----------------

     Interest income                                       $            4,129      $          3,035      $           1,318
     Interest expense                                                   2,017                 1,517                    597
                                                                        -----                 -----                    ---
         Net interest income                                            2,112                 1,518                    721
     Provision for loan losses                                            134                   169                    274
                                                                          ---                   ---                    ---
         Net interest income after
           provision for loan losses                                    1,978                 1,349                    447
                                                                        -----                 -----                    ---

     Other income                                                         358                   215                     69
     Other expense                                                      2,127                 1,517                  1,029
     Income tax benefit                                                   121                   -                      -
                                                                          ---                 -----                  -----

         Net income (loss)                                 $              330      $             47      $            (513)
                                                           ==================      ================      =================

The following reconciles the above table to the amounts reflected in the consolidated financial statement of the Company at December 31, 1999:

     Net interest income:
         Combined net interest income of subsidiary banks                                                $           2,833
         Intercompany eliminations                                                                                      96
                                                                                                         -----------------

                                                                                                         $           2,929
                                                                                                         =================

     Net income:
         Combined net loss of subsidiary banks                                                           $            (183)
         Net income of the Company, excluding intercompany accounts                                                     10
                                                                                                         ------------------

                                                                                                         $            (173)
                                                                                                         =================

Consolidated Net Income

     The Company reported a consolidated net loss of $173,000 for the year ended December 31, 1999, compared to a consolidated net income of $67,000 for the year ended December 31 1998. The results of operations for the year 1999 were significantly effected by Pine Belt which reported a net loss of $513,000 in its first year of operations. This loss was anticipated by management and included significant organization, pre-opening, and other expenses associated with its formation and beginning of operations. The First reported net income of $330,000 which resulted from continued increases in earning assets, principally loans. Also, The First has an increase in other income as service charges on deposit accounts increased due to growth in deposits. The increases in income by The First were partially offset by an increase in noninterest expense of $610,000 which was the result of anticipated staff additions and other operating costs related to the growth of the bank.

Consolidated Net Interest Income

     The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest- bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest- earning assets and interest-bearing liabilities.

     Consolidated net interest income was $2,929,000 for the year ended December 31, 1999, as compared to $1,617,000 for the year ended December 31, 1998. This increase was the direct result of an increase in average earnings assets for the year 1999 to $63,846,000 compared to $33,039,000 for the year 1998. This increase in earning assets was funded by an increase in deposits. Deposits at December 31, 1999, totaled $73,514,000 compared to $35,667,000. Average interest-bearing liabilities for the year 1999 was $54,421,000 compared to $29,342,000 for the year 1998. At December 31, 1999, the net interest spread, the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.90% compared to 3.94% at December 31, 1998. The net interest margin (which is net interest income divided by average earning assets) was 4.59% for the year 1999, compared to 4.67% for the year 1998. Rates paid on average interest-bearing liabilities declined from 4.83% for the year 1998 to 4.60% for the year 1999. Average loans comprised 74.9% of average earning assets for the year 1999 compared to 75% for the year 1998. The interest spread and margin declined in 1999 when compared to 1998 due to promotional activities of Pine Belt to attract loans and deposits.

     Average Balances, Income and Expenses, and Rates. The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                       Average Balances, Income and Expenses, and Rates

                                                               Years Ended December 31,
                                   1999                                   1998                                  1997
                      --------------------------------      --------------------------------       ------------------------------
                      Average      Income/      Yield/      Average       Income/     Yield/       Average      Income/    Yield/
                      Balance      Expense       Rate       Balance       Expense      Rate        Balance      Expenses     Rate
                      -------      -------       ----       -------       -------      ----        -------      --------     ----
                                                                (Dollars in thousands)

Assets
Earning Assets
Loans (1) (2) ........   $ 47,808      $4,531   9.48%           $25,919       $2,558   9.87%          $12,692      $1,142   9.00%
Securities............     11,801         683   5.79%             6,873          400   5.81%            4,720         290   6.14%
Federal funds sold....      3,531         179   5.07%             1,765           75   4.25%            1,653          81   5.51%
Other                        706           37   5.24%                42            2   4.76%                -           -       -
                           ------       -----                    ------        -----                   ------       -----
Total earning assets       63,846       5,430   8.50%            34,599        3,035   8.77%           19,065       1,523   7.99%
                           ------       -----                    ------        -----                   ------       -----

Cash and due from banks.................................     3,076                         866                      753
Premises and equipment..................................     3,527                       2,625                    1,956
Other assets............................................     1,594                       1,140                      893
Allowance for loan losses...............................     (398)                       (258)                    (136)
                                                          --------                     -------                  -------
 ............................................Total assets  $ 71,496                     $38,972                  $22,531
                                                          ========                     =======                  =======

Liabilities
Interest-bearing liabilities............................  $ 54,421   2,501   4.60%     $29,342    1,418   4.83% $13,987 641   4.58%
                                                          --------   -----                        -----                 ---
Demand deposits (1).....................................     5,898                       3,006                    2,030
Other liabilities.......................................       262                         204                      111
Shareholders' equity....................................    10,915                       6,420                    6,403
                                                            ------                       -----                    -----
 ..............Total liabilities and shareholders' equity  $ 71,496                     $38,972                  $22,531
                                                          ========                     =======                  =======

Net interest spread.....................................                     3.90%                        3.94%               3.41%
Net interest income/margin..............................            $2,929   4.59%               $1,617   4.67%        $882   4.63%
                                                                        ======                       ======                ====

--------------------
(1)         All loans and deposits were made to borrowers in the United States.  The Company had no significant nonaccrual loans during the periods presented.
(2)         Includes loan fees of $443, $310, and $115 respectively.

     Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income
                                                              Year Ended December 31,                     Year Ended December 31,
                                                      ----------------------------------------    ---------------------------------
                                                                  1999 versus 1998                           1998 versus 1997
                                                         Increase (decrease) due to                 Increase (decrease) due to
                                                         --------------------------                 --------------------------
                                                      Volume        Rate          Net            Volume        Rate          Net
                                                      ------        ----          ---            ------        ----          ---
                                                                                (Dollars in thousands)

Earning Assets
Loans.................................................    $2,195        $(222)       $1,973     $1,052        $  365        $1,417
Securities............................................       285           (2)          283        132           (22)          110
Federal funds sold and securities purchased under
        agreements to resell..........................        87           17           104        (22)            6           (16)
Other short-term investments..........................        35            -            35          2             -             2
                                                           -----         -----         ------    ------         ----         -----
       Total interest income..........................     2,602         (207)         2,395     1,164           349         1,513
                                                           -----         -----         ------    ------         ----         -----

Interest-Bearing Liabilities
Interest-bearing transaction accounts.................       153          (7)            146        39           (62)         (23)
Money market accounts.................................       169          (4)            165        38            20           58
Savings deposits......................................         4            -              4         2             1            3
Time deposits.........................................       714         (61)            653       546           188          734
Borrowed funds........................................       116          (1)            115         6             -            6
                                                           -----         ----          ------      ----          ---         ----
 ................................Total interest expense     1,156         (73)          1,083       631           147          778
                                                           -----         ----          ------      ----          ---         ----

Net interest income...................................   $ 1,446       $(134)         $1,312      $533       $   202         $735
                                                         =======       =====          ======      ====       =======         ====

     Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the Company is the measurement of the Company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

     The following tables illustrate the Company's consolidated interest rate sensitivity and consolidated cumulative gap position at December 31, 1997, 1998 and 1999.

                                                                                 December 31, 1997
                                                 ----------------------------------------------------------------------------------
                                                                   After Three
                                                    Within           Through            Within           Greather Than
                                                    Three            Twelve              One             One Year or
                                                    Months           Months              Year            Nonsensitive      Total
                                                    ------           ------              ----            ------------      -----
                                                                                (Dollars in thousands)

Assets
   Earnings Assets
          Loans..................................    $6,687            $3,636           $10,323            $7,164        $17,487
          Securities (2).........................     1,007             1,776             2,783             1,521          4,304
          Funds sold.............................     1,870                 -             1,870                 -          1,870
                                                      -----             -----            ------             -----         ------
              Total earning assets...............     9,564             5,412            14,976             8,685         23,661
                                                      -----             -----            ------             -----         ------

Liabilities
   Interest-bearing liabilities
   Interest-bearing deposits
          NOW accounts (1).......................         -             2,370             2,370                 -          2,370
          Money market accounts..................     4,296                 -             4,296                 -          4,296
          Savings deposits (1) ..................         -               200               200                 -            200
          Time deposits..........................     1,464             5,423             6,887             4,826         11,713
                                                      -----             -----             -----             -----         ------
              Total interest-bearing deposits....     5,760             7,993            13,753             4,826         18,579
                                                      -----             -----            ------             -----         ------
   Interest-sensitivity gap per period...........    $3,804          $(2,581)            $1,223            $3,859          5,082
                                                     ======          ========            ======            ======          =====
   Cumulative gap at December 31, 1997...........    $3,804            $1,223            $1,223            $5,082         $5,082
                                                     ======            ======            ======            ======         ======
   Ratio of cumulative gap to total
          earning assets at December 31, 1997....    16.08%             5.17%             5.17%            21.47%

                                                                                       December 31, 1998
                                                     -------------------------------------------------------------------------------
                                                                   fter Three
                                                         Within     Through             Within           Greater Than
                                                         Three      Twelve                One            One Year or
                                                         Months     Months               Year            Nonsensitive    Total
                                                         ------     ------               ----            ------------    -----
                                                                               (Dollars in thousands)

Assets
   Earnings Assets
          Loans......................................      $2,829      $5,184            $8,013           $24,393      $32,406
        Securities (2)...............................       3,930         505             4,435             3,051        7,486
        Funds sold...................................       2,963           -             2,963                 -        2,963
                                                            -----       -----             -----            ------        -----
             Total earning assets....................       9,722       5,689            15,411            27,444       42,855
                                                            -----       -----            ------            ------       ------

Liabilities
   Interest-bearing liabilities
   Interest-bearing deposits
        NOW accounts (1).............................           -       3,302             3,302                 -        3,302
        Money market accounts........................       6,932           -             6,932                 -        6,932
        Savings deposits (1) ........................           -         417               417                 -          417
        Time deposits................................       4,991       7,395            12,386             9,223       21,609
                                                            -----       -----            ------             -----       ------
             Total interest-bearing deposits.........      11,923      11,114            23,037             9,223       32,260
   Borrowed funds....................................       1,200           -             1,200                 -        1,200
                                                           ------      ------           -------             -----        -----
   Total interest-bearing liabilities................      13,123      11,114            24,237             9,223       33,460
                                                           ------      ------          --------             -----       ------
   Interest-sensitivity gap per period...............    $(3,401)    $(5,425)          $(8,826)           $18,221       $9,395
                                                         =======     =======           =======            =======       ======
   Cumulative gap at December 31, 1998...............    $(3,401)    $(8,826)          $(8,826)            $9,395       $9,395
                                                         =======     =======           =======             ======       ======
   Ratio of cumulative gap to total
        earning assets at December 31, 1998..........     (7.94%)    (20.59%)          (20.59%)            21.92%

                                                                                December 31, 1999
                                                     -----------------------------------------------------------------------------
                                                                   After Three
                                                         Within      Through            Within           Greater Than
                                                         Three       Twelve              One              One Year or
                                                         Months      Months              Year            Nonsensitive   Total
                                                         ------      ------              ----            ------------   -----
                                                                               (Dollars in thousands)

Assets
    Earnings Assets:
          Loans......................................     $16,050     $10,503           $26,553           $35,073      $61,626
        Securities (2)...............................       2,402       1,014             3,416            11,065       14,481
        Funds sold and other.........................       6,674           -             6,674                 -        6,674
                                                            -----      ------             -----            ------        -----
           Total earning assets......................      25,126      11,517            36,643            46,138       82,781
                                                           ------      ------            ------            ------       ------

Liabilities
       Interest-bearing liabilities:
       Interest-bearing deposits:
           NOW accounts (1)..........................  $        -      $7,743            $7,743        $        -       $7,743
           Money market accounts.....................      14,370           -            14,370                 -       14,370
           Savings deposits (1) .....................           -         668               668                 -          668
           Time deposits.............................      10,918      20,777            31,695            10,952       42,647
                                                           ------      ------            ------            ------       ------
                Total interest-bearing deposits            25,288      29,188            54,476            10,952       65,428
       Borrowed funds................................       1,000         404             1,404             3,586        4,990
                                                            -----         ---             -----             -----        -----
       Total interest-bearing liabilities............      26,288      29,592            55,880            14,538       70,418
                                                           ------      ------            ------            ------       ------
       Interest-sensitivity gap per period...........  $  (1,162)   $(18,075)         $(19,237)           $31,600      $12,363
                                                       =========    ========          ========            =======      =======
       Cumulative gap at December 31, 1999...........  $  (1,162)   $(19,237)         $(19,237)           $12,363      $12,363
                                                       =========    ========          ========            =======      =======
       Ratio of cumulative gap to total
           earning assets at  December 31, 1999......     (1.40%)    (23.24%)          (23.24%)            14.93%
------------------
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

(2)         Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.

     The Company generally would benefit from increasing market rates of interest when it has an asset- sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive over the three month and greater-than-one-year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive- position would not be as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

      The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company's short operating history and rapid growth. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

      Additions to the allowance for loan losses, which are expended as the provision for loan losses on the Company's consolidated statement of operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Management intends to begin allocating the allowance to loan categories once the loan portfolio becomes large and diversified enough to support such an allocation system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

     At December 31, 1999 the consolidated allowance for loan losses amounted to $740,000, or 1.20% of outstanding loans. At December 31, 1998 and 1997, the allowance for loan losses amounted to $347,000 and $194,000, respectively which was 1.07% and 1.10% of outstanding loans at December 31, 1998 and 1997, respectively. The Company's provision for loan losses was $408,000 for the year ended December 31, 1999, compared to $169,000 and $156,000 for the years ended December 31, 1998 and 1997, respectively. However, 1999 included $274,000 for Pine Belt which reflected management's efforts to maintain an adequate allowance on an unseasoned loan portfolio. In each case, the provision was made based on management's assessment of general loan loss risk and asset quality.

      The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrualstatus when the loan becomes 90 days or more past due.

At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had nonaccrual loans of $19,000 and no restructured or other nonperforming loans at December 31, 1999. At December 31, 1999 the Company had loans in the principal amount of $379,000 delinquent by more than 30 days, and loans of approximately $31,000 that were delinquent by more than 90 days. At December 31, 1998 the Company had loans in the principal amount of $218,000 delinquent by more than 30 days, and loans of approximately $1,000 that were delinquent by more than 90 days.

     A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At December 31, 1999 and December 31, 1998, the subsidiary banks had potential problem loans of:

                                                                                 1999                                1998
                                                                                 ----                                ----

    The First                                                             $      27,345                    $         12,000
    Pine Belt                                                                   290,268                                   -

Consolidated Allowance For Loan Losses

                                                                                   Years Ended December 31,
                                                                   -----------------------------------------------------------
                                                                      1999             1998            1997          1996
                                                                      ----             ----            ----          ----
                                                                                    (Dollars in thousands)

Average loans outstanding..........................................$   47,808       $   24,359           $12,692        $1,432
                                                                   ==========       ==========           =======        ======
Loans outstanding at period end....................................$   61,626       $   32,406           $17,487        $1,432
                                                                   ==========       ==========           =======        ======
Total nonperforming loans..........................................        19                -               -               -
                                                                   ==========       ==========           =======         =====
Beginning balance of allowance.....................................       347              194                37             -

Loans charged-off..................................................       (25)             (16)                -             -
                                                                   ----------       ----------           --------       ------

Total loans charged-off............................................       (25)             (16)                -             -
                                                                   ----------       ----------           --------       ------

Total recoveries...................................................        10                -                 -             -
                                                                   ----------       ----------           --------       ------

Net loans charged-off..............................................       (15)             (16)                -             -
Provision for loan losses..........................................       408              169               156           $37
                                                                   ----------       ----------              ----           ---
Balance at period end..............................................$      740       $      347              $194           $37
                                                                   ==========       ==========              ====           ===

Net charge-offs to average loans...................................       .03%             .06%                -             -
Allowance as percent of total loans................................      1.20%            1.07%            1.10%         0.86%
Nonperforming loans as a percentage of total loans.................       .03%               -                 -             -
Allowance as a multiple of nonperforming loans.....................      38.9%               -                 -             -

Noninterest Income and Expense

     Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, and official check fees.

      Noninterest income increased by $181,000 or 84.2% from $215,000 for the year ended December 31, 1998, to $396,000 for the year ended December 31, 1999. Included in this increase was an increase in activity fees related to deposits and to the growth of deposits. These activity fees were $286,000 for 1999 compared to $165,000 for 1998. Other service charges and fees totaled $98,000 for the year ended December 31, 1999, compared to $39,000 for the year ended December 31, 1998. Approximately $35,000 of this increase was attributable to Pine Belt.

      Noninterest expense increased from $1.6 million for the year ended December 31, 1998 to $3.2 million for the year ended December 31, 1999. The Company experienced increases in most expense categories, which reflects the continued growth of the Company and the addition of Pine Belt during the year. The largest increase was in salary and employee benefits, which increased by $727,000 in 1999 as compared to 1998. This increase included normal merit increases in salaries as well as the employment of additional employees throughout 1999. Occupancy expense increased from $96,000 in 1998 to $224,000 in 1999. This increase resulted from costs related to the opening of a new branch facility in the fourth quarter of 1998 and to facilities of Pine Belt.

     Equipment expense increased from $152,000 in 1998 to $297,000 in 1999. This increase is primarily due to an increase in maintenance expense of banking equipment and to depreciation of newly acquired equipment including costs associated with Pine Belt. Other expenses, including data processing and supplies, increased primarily as a result of the growth of the Company in 1999 as compared to 1998 and the resulting increased lending and deposit activities. In light of the intense competition in the financial services market in recent years, management emphasizes expense management and will continue to evaluate and monitor growth in discretionary expense categories in an attempt to control future increases.

     The following table sets forth the primary components of noninterest expense for the periods indicated:

Noninterest Expense

                                                                                         Years ended December 31,
                                                                                     1999             1998            1997
                                                                                     ----             ----            ----
                                                                                            (In thousands)

Salaries and employee benefits................................................        $1,653           $ 848            $ 632
Occupancy.....................................................................           224              96               77
Equipment.....................................................................           297             152              123
Marketing and public relations................................................            81              39               43
Data processing...............................................................            53              44               33
Supplies and printing.........................................................           136              64               40
Telephone.....................................................................            71              27               20
Correspondent services........................................................            43              23               13
Deposit and other insurance...................................................            79              41               34
Professional fees.............................................................            58              30               36
Postage.......................................................................            38              22               17
ATM fees......................................................................            37              15                -
Other.........................................................................           227             194              135
Organization and pre-opening expense..........................................           215               -                -
                                                                                       -----           -----            -----

   Total......................................................................        $3,212          $1,595           $1,203
                                                                                      ======          ======           ======

Income Tax Expense

     The Company had a cumulative net operating loss carryforward at December 31, 1999 of approximately $229,000. The Company's ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether the Company has sufficient taxable income of an appropriate character in the carryforward periods. The Company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. The Company then establishes a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. Prior to 1999, the Company fully offset the deferred tax assets resulting primarily from the provision for loan losses, the deferred pre-opening costs, and the operating loss carryforwards by a valuation allowance in the same amount. In 1999, management reevaluated the valuation allowance and because of profitablility trends and projections redetermined the likelihood of realization of the assets and adjusted the valuation allowance accordingly.

Analysis of Financial Condition

Earning Assets

     Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 1999, loans accounted for 74% of earning assets, as compared to 76% and 74% of earning assets at December 31, 1998 and 1997, respectively. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $47.8 million during 1999, as compared to $25.9 million in 1998, reflecting the substantial growth of the Company during the period.

     The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

                                                                                      December 31,
                              -----------------------------------------------------------------------------------------------------
                                     1999                            1998                         1997                   1996
                              --------------------------   --------------------------  -------------------   ----------------------
                                 Amount        Percent     Amount    Percent           Amount      Percent   Amount         Percent
                                 ------       Of Total     ------   Of Total           ------     Of Total   ------        Of Total
                                              --------              --------                      --------                 --------
                                                                      (Dollars in thousands)

Commercial, financial and
agricultural..................      $22,322     36.2%    $   12,378   38.2%          $    5,187     29.7%         $1,106   25.6%
Real Estate:
Mortgage-commercial...........        9,139     14.8%         5,816   17.9%               4,166     23.8%          1,508   34.9%
Mortgage-residential..........       16,442     26.8%         7,119   22.0%               3,698     21.1%          1,205   27.8%
Construction..................        4,821     7.8%          3,166    9.8%               2,031     11.6%             36    0.8%
Consumer and other............        8,903     14.4%         3,927   12.1%               2,405     13.8%            472   10.9%
                                      -----     ----          -----   ----                -----     ----             ---   ----

Total loans...................       61,627              $   32,406                  $   17,487     100.0%        $4,327   100.0%
                                                                                                    -----                  -----
                                               100.0%                100.0%
                                               =====                 =====
Allowance for loan losses.....         (740)                   (347)                       (193)                     (37)
                                       ----                    ----                        ----                      ---

Net loans.....................      $60,887              $   32,059                  $   17,294                   $4,290
                                    =======              ==========                  ==========                   ======

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

     The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1999.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                            December 31, 1999
                                           ----------------------------------------------------------------------------------------
                                                                    Over One Year
                                             One Year                  Through             Over Five
                                             or Less                  Five Years             Years                    Total
                                             -------                  ----------             -----                    -----
                                                                         (Dollars in thousands)

Commercial, financial and agricultural.....$     7,340             $     8,816              $     6,166           $     22,322
Real estate - construction.................      3,118                   1,703                        -                  4,821
                                                 -----                   -----                    -----                  -----
                                           $    10,458             $    10,519              $     6,166           $     27,143
                                           ===========             ===========              ===========           ============

Loans maturing after one year with:

Fixed interest rates.........................................................................................      $     6,819
Floating interest rates......................................................................................            9,866
                                                                                                                         -----

                                                                                                                  $     16,685
                                                                                                                  ============

     The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

     Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $11.8 million in 1999, as compared to $6.8 million in 1998. This represents 18.5% and 19.9% of the average earning assets for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, investment securities were $14.5 million and represented 17.7% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This objective is particularly important as the Company continues to grow its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, and corporate obligations with maturities up to five years.

     The following table summarizes the book value of securities for the dates indicated.

Securities Portfolio

                                                                                          December 31,
                                                                     -------------------------------------------------------
                                                                            1999                 1998                1997
                                                                            ----                 ----                ----
                                                                                         (In thousands)

Available-for-sale
     U.S. Treasury.................................................      $            -      $     504            $         504

     U.S. Government agencies......................................              12,608          3,282                    2,635

     States and municipal subdivisions.............................                 413              -                        -

     Corporate obligations.........................................                 800          3,343                        -

     Other.........................................................                 555            235                      658
                                                                         --------------     ----------            -------------

     Total available-for-sale......................................              14,376          7,364                    3,797
                                                                         --------------      ---------            -------------

Held-to-maturity
     U.S. Government agencies......................................      $          105      $     122            $         507
                                                                         --------------      ---------            -------------

Total.........................................................           $       14,481      $   7,486            $       4,304
                                                                         ==============      =========            =============

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 1999.

Investment Securities Maturity Distribution and Yields (1)

                                                                                     December 31, 1999
                                        --------------------------------------------------------------------------------------------------------------------

                                                               After One But                                    After Five But
                                          Within One Year    Within Five Years           After Ten Years        Within Ten Years
                                          ---------------    -----------------           ---------------       ----------------
                                         Amount     Yield    Amount       Yield          Amount        Yield    Amount   Yield
                                         ------     -----    ------       -----          ------        -----    ------   -----
                                                                      (Dollars in thousands)

Held-to-maturity:
    U.S. Government agencies (2).....$       -     $    -   $       -   $    -          $     -      $    -    $    -     $     -
Available-for-sale:
U.S. Government agencies (3).........        -          -       6,370     5.84%               -           -       790        6.47%

States and municipal subdivisions....        -          -           -        -                -           -       413        6.26%

Corporate obligations................        -          -           -        -                -           -         -           -
Other (including equity securities)..        -          -         800     6.15%             555        6.00%        -           -
                                       -------     ------    --------                    ------               --------   --------

Total investment securities          $       -     $    -    $  7,170                    $  555              $   1,203   $      -
                                     =========     ======    ========                    ======              =========   ========
   available-for-sale................
Total investment securities..........
--------------------
(1)  Investments with a call feature are shown as of the contractual maturity date.
(2)  Excludes mortgage-backed securities totaling $105,000 with a yield of 7.22%.
(3)  Excludes mortgage-backed securities totaling $5.4 million with a yield of 6.03%.

     Short-Term Investments. Short-term investments, which consist of Federal Funds sold, averaged $3.5 million in 1999 as compared to $1.8 million in 1998. At December 31, 1999, and December 31, 1998, short-term investments totaled $6.4 million and $3.0 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

     Deposits. Average interest-bearing deposits increased $24.6 million, or 88.5%, to $52.4 million in 1999, from $27.8 million in 1998. Average total deposits increased $27.5 million, or 89.3%, in 1999 from $30.8 million in 1998. At December 31, 1999, total deposits were $73.5 million, compared to $35.7 million a year earlier, an increase of 105.9%.

     The following table sets forth the deposits of the Company by category for the periods indicated.

Deposits
                                                                                      December 31,
                                               -------------------------------------------------------------------------------------------
                                                           1999                          1998                          1997
                                               -------------------------------------------------------------------------------------------
                                                               Percent of                     Percent of                    Percent of
                                                  Amount        Deposits          Amount       Deposits        Amount        Deposits
                                                  ------        --------          ------       --------        ------        --------
                                                                                (Dollars in thousands)

Demand deposit accounts                         $    8,146         11.1%$         3,407           9.6%$        2,479           11.8%
NOW accounts                                         7,909         10.8           3,302           9.2          2,370           11.3
Money market accounts                               14,142         19.2           6,932          19.4          4,296           20.4
Savings accounts                                       670           .9             417           1.2            200            0.9
Time deposits less than $100,000                    26,205         35.6          13,237          37.1          7,267           34.5
Time deposits of $100,000 or over                   16,442         22.4           8,372          23.5          4,446           21.1
                                                    ------         ----           -----          ----          -----           ----
            Total deposits                      $   73,514        100.0%$        35,667         100.0%$       21,058          100.0%
                                                ==========        =======      ========         =======      =======          =====

     The Company's loan-to-deposit ratio was 83.8% at December 31, 1999, 90.9% at December 31, 1998, and 83.0% at December 31, 1997. The loan-to-deposit ratio averaged 81.9 % during 1999. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $57.0 million at December 31, 1999 and $27.3 million at December 31, 1998. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth and maintain a loan- to-deposit ratio of approximately 80.0%. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company's deposits.

     The maturity distribution of the Company's certificates of deposits of $100,000 or more at December 31, 1999, is shown in the following table. The Company did not have any other time deposits of $100,000 or more at either of these dates.

Maturities of Certificates of Deposit
of $100,000 or More

                                                                                   After Three
                                                         Within Three                Through             After Twelve
                                                           Months                  Twelve Months           Months         Total
                                                           ------                  -------------           ------         -----
                                                                               (Dollars in thousands)

December 31, 1999..................................     $   5,213                   $   8,317            $   2,912     $  16,442

      Borrowed funds. Borrowed funds consist primarily of advances from the Federal Home Loan Bank of Dallas and federal funds purchased. At December 31, 1999, advances from the Federal Home Loan Bank totaled $3.8 million compared to $1.2 million at December 31, 1998. The advances are collateralized by first mortgage loans, Federal Home Loan Bank capital stock, and amounts on deposit with the Federal Home Loan Bank. Federal funds purchased was $1.0 million at December 31, 1999.

Capital

     Total shareholders' equity as of December 31, 1999 was $12.5 million, an increase of $6.1 million or approximately 94.2%, compared with shareholders' equity of $6.4 million as of December 31, 1998. The Company completed a stock offering on December 31, 1998, and common stock was issued in January, 1999, upon receipt of regulatory approval. Proceeds, net of offering expenses, totaled approximately $6.3 million.

      The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100% (the Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, and therefore the Company's capital is currently measured only at the Hattiesburg Bank level). Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk based capital.

     Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the subsidiary banks exceeded their minimum regulatory capital ratios as of December 31, 1999 and 1998.

Analysis of Capital
                                        Regulatory Minimums           The Company             The First            Pine Belt
                                 ----------------------------       -----------------       -------------       -----------------
                                   Adequately        Well              December 31            December 31          December 31
Capital Ratios                    Capitalized     Capitalized       1999         1998       1999     1998       1999         1998
--------------                    -----------     -----------       ----         ----       ----     ----       ----         ----

Leverage.......................       4.0%            5.0%          14.9%       12.7%        9.0%    10.0%     17.2%           -
Risk-based capital
            Tier 1.............       4.0%            6.0%          18.7%       15.8%       11.3%    12.5%     22.1%           -
            Total..............       8.0%           10.0%          19.8%       16.7%       12.3%    13.3%     23.3%           -

Ratios

                                                                     1999               1998           1997
                                                                     --------------------------------------

      Return on assets (net income (loss) divided by
           average total assets)                                      (.2%)            .2%          (1.2%)

      Return on equity (net income (loss) divided by
           average equity)                                           (1.6%)           1.4%          (4.1%)

      Dividend payout ratio (dividends per share divided by
           net income per share)                                       N/A            N/A             N/A

      Equity to asset ratio (average equity divided by average
           total assets)                                             15.3%           13.0%         28.41%

Liquidity Management

     Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area.

     The Company sold 721,848 shares during its initial public offering in 1996, with net proceeds, after offering expenses, of $7.1 million. Approximately $5.3 million of the proceeds of the offering were used to capitalize The First. The remaining offering proceeds were used to provide working capital for the Company. With the successful completion of the initial public offering, the Company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the Company needed for operations. The Company sold 428,843 shares of its common stock for net proceeds, after offering expense of $6.3 million. Approximately $5 million was used to purchase the capital stock of Pine Belt. The Company's Federal Funds sold position, which is typically its primary source of liquidity, averaged $3.5 million during the year ended December 31, 1999 and was $6.4 million at December 31, 1999. Also, the Company has available advances from the Federal Home Loan Bank. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 1999, advances available totaled approximately $8.0 million of which $3.8 million had been drawn.

      Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Accounting Matters

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its financial statements and that those instruments be measured at fair value. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the impact the adoption of this statement may have on its consolidated financial statements.

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Year 2000 Issues

      During 1999, management completed the process of preparing for the year 2000 date change. The process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address year 2000 issues, and developing contingency plans to address potential risks in the event of year 2000 failures. To date, the Company has successfully managed the transition.

     Although considered unlikely, unanticipated problems in the Company's processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Company's customers, vendors and other third parties, throughout the year 2000 to address any issues and ensure all processes continue to function properly.

     Through 1999, the cost of the Year 2000 project was estimated to be approximately $30,000. Costs expected to be incurred in 2000 for ongoing monitoring and support activities are not expected to be significant.

THE FIRST BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AND

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

DECEMBER 31, 1999 AND 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The First Bancshares, Inc.
Hattiesburg, Mississippi

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The First Bancshares, Inc., and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ T.E. Lott & Company
------------------------------
Columbus, Mississippi
March 3, 2000

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

              ASSETS                                                            1999                  1998
              ------                                                            ----                  ----

Cash and due from banks                                                $     3,184,324      $      1,457,280
Interest-bearing deposits with banks                                           308,341                95,205
Federal funds sold                                                           6,365,915             2,963,203
                                                                             ---------             ---------
     Total cash and cash equivalents                                         9,858,580             4,515,688
Securities (Note C)                                                         14,480,733             7,486,251
Loans, net of reserve for loan losses of $739,601
     in 1999 and $347,305 in 1998 (Note D)                                  60,886,615            32,058,567
Premises and equipment (Note E)                                              4,396,487             3,604,364
Interest receivable                                                            661,655               324,805
Other assets                                                                 1,072,015             1,922,966
                                                                             ---------             ---------

                                                                       $    91,356,085      $     49,912,641
                                                                       ===============      ================

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Deposits:
     Noninterest-bearing                                               $     8,084,996      $      3,406,983
     Time, $100,000 or more                                                 16,441,896             8,372,200
     Other interest-bearing                                                 48,986,775            23,887,576
                                                                            ----------            ----------
         Total deposits                                                     73,513,667            35,666,759
Interest payable                                                               280,317               166,112
Stock subscriptions deposits (Note A)                                                -             6,432,645
Borrowed funds (Note F)                                                      4,990,370             1,200,000
Other liabilities                                                               98,283                24,893
                                                                                ------                ------
     Total liabilities                                                      78,882,637            43,490,409
                                                                            ----------            ----------

Commitments and contingent liabilities (Note M )

Stockholders' Equity  (Note G):
     Common stock, par value $1 per share; 10,000,000 shares
         authorized; issued and outstanding 1,152,878 and 721,848
         at December 31, 1999 and 1998, respectively                         1,152,878               721,848
     Preferred stock, par value $1 per share, 10,000,000
         shares authorized; no shares issued and outstanding                         -                     -
     Additional paid-in capital                                             12,376,136             6,451,456
     Accumulated deficit                                                      (923,770)             (750,879)
     Accumulated other comprehensive income (loss)                            (131,796)                 (193)
                                                                              --------                  ----
         Total stockholders' equity                                         12,473,448             6,422,232
                                                                            ----------             ---------

                                                                        $   91,356,085      $     49,912,641
                                                                        ==============      ================

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                     1998
                                                                                       ----                     ----
INTEREST INCOME
     Interest and fees on loans                                           $          4,531,134      $         2,557,943
     Interest and dividends on investment securities - taxable                         682,951                  400,044
     Interest on federal funds sold                                                    178,994                   75,122
     Interest on deposits in banks                                                      37,243                    2,070
                                                                                        ------                    -----
                                                                                     5,430,322                3,035,179
                                                                                     ---------                ---------

INTEREST EXPENSE
     Interest on time deposits of $100,000 or more                                     484,402                  217,225
     Interest on other deposits                                                      1,895,817                1,194,699
     Interest on borrowed funds                                                        121,118                    6,440
                                                                                       -------                    -----
                                                                                     2,501,337                1,418,364
                                                                                     ---------                ---------

     Net interest income                                                             2,928,985                1,616,815
     Provision for loan losses                                                         407,700                  169,748
                                                                                       -------                  -------
         Net interest income after provision for loan losses                         2,521,285                1,447,067
                                                                                     ---------                ---------

OTHER INCOME
     Service charges on deposit accounts                                               286,335                  165,455
     Other service charges and fees                                                     97,976                   39,187
     Securities gains                                                                       -                       597
     Other                                                                              11,910                    9,675
                                                                                        ------                    -----
                                                                                       396,221                  214,914
                                                                                       -------                  -------
OTHER EXPENSE
     Salaries                                                                        1,389,620                  724,098
     Employee benefits                                                                 264,331                  123,468
     Occupancy expense                                                                 223,597                   95,590
     Furniture and equipment expense                                                   297,488                  152,111
     Supplies and printing                                                             136,107                   63,653
     Organization and pre-opening costs                                                214,934                        -
     Other                                                                             685,580                  436,289
                                                                                       -------                  -------
                                                                                     3,211,657                1,595,209
                                                                                     ---------                ---------

Income (loss) before income taxes                                                     (294,151)                  66,772

Income taxes (benefit) (Note I)                                                       (121,260)                       -
                                                                                      --------                   ------

Net income (loss)                                                         $           (172,891)     $            66,772
                                                                          ====================      ===================

Net income (loss) per common share:
     Basic                                                                              $(.15)                     $.09
     Diluted                                                                             (.15)                      .09

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                       Accumulated
                                                                                                       Other
                                                                                                       Compre-
                                    Compre-                                                            hensive-
                                    hensive          Common          Paid-in          Accumulated      Income
                                    Income            Stock          Capital            Deficit        (Loss)       Total
                                    ------            -----          -------            -------        ------       -----

Balance,
     January 1, 1998                             $ 721,848    $ 6,451,456   $     (817,651)          $  12,051     $ 6,367,704

Comprehensive income:
     Net income for 1998      $     66,772             -               -              66,772             -              66,772
     Net change in
        unrealized gain
        (loss) on available-
        for-sale securities,
        net of tax                 (12,244)            -               -                -               (12,244)       (12,244)
                                   -------          -------       ----------         --------            -------       --------
     Comprehensive income     $     54,528
                              ============

Balance,
     December 31, 1998                              721,848       6,451,456         (750,879)              (193)      6,422,232

Issuance of common
     stock (Note A)                                 428,843       5,904,997             -                  -          6,333,840

Exercise of stock options                             2,187          19,683             -                  -             21,870

Comprehensive income:
     Net loss for 1999        $   (172,891)            -               -            (172,891)              -           (172,891)
     Net change in
        unrealized gain
        (loss) on available-
        for-sale securities,
        net of tax                (131,603)            -               -                -              (131,603)       (131,603)
                                  --------          --------        --------         --------           --------        --------
     Comprehensive loss       $   (304,494)
                              ===========--

Balance,
     December 31, 1999                           $ 1,152,878   $  12,376,136   $     (923,770)       $ (131,796)   $  12,473,448
              === ====                           ============= =============== ==================    ============  ================

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        1999                       1998
                                                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                   $            (172,891)      $             66,772
     Adjustments to reconcile net income (loss) to net cash:
         Depreciation and amortization                                                 317,728                    189,181
         Stock dividends                                                                (6,100)                      -
         Provision for loan losses                                                     407,700                    169,748
         Deferred income tax                                                          (121,260)                      -
         Amortization and accretion                                                    (12,649)                  (103,499)
         Securities gains                                                                 -                          (597)
         Changes in:
              Interest receivable                                                     (336,850)                  (136,440)
              Other assets                                                             868,127                 (1,159,793)
              Interest payable                                                         114,205                     71,463
              Other liabilities                                                         73,390                     18,993
                                                                                        ------                     ------

     Net cash used in operating activities                                           1,131,400                   (884,172)
                                                                                     ---------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                       (17,448,724)               (15,670,883)
  Proceeds from maturities and calls of available-for-sale
     securities                                                                     10,317,702                 12,195,011
  Purchase of securities to be held-to-maturity                                           -                       385,060
  Increase in loans                                                                (29,235,748)               (14,934,454)
     Additions to premises and equipment                                            (1,059,016)                (1,656,155)
                                                                                    ----------                 ----------

     Net cash used in investing activities                                         (37,425,786)               (19,681,421)
                                                                                   -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits                                                           37,846,908                 14,608,374
     Increase in borrowed funds                                                      3,790,370                  1,200,000
     Stock subscriptions                                                                  -                     6,432,645
                                                                                     ---------                  ---------

     Net cash provided by financing activities                                      41,637,278                 22,241,019
                                                                                    ----------                 ----------

Net increase in cash and cash equivalents                                            5,342,892                  1,675,426

Cash and cash equivalents at beginning of year                                       4,515,688                  2,840,262
                                                                                     ---------                  ---------

Cash and cash equivalents at end of year                                 $           9,858,580       $          4,515,688
                                                                         =====================       ====================

Cash paid during the year for:
     Interest                                                            $           2,387,132       $          1,346,901
     Income taxes                                                                         -                          -

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE A - NATURE OF BUSINESS

The First Bancshares, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiaries, The First National Bank of South Mississippi (The First) and The First National Bank of the Pine Belt (Pine Belt). The subsidiary banks provide a full range of banking services in their primary market areas of Lamar, Forrest, and Jones counties, Mississippi, and the surrounding counties. The Company commenced its banking operations in August, 1996. The Company, as a bank holding company, is regulated by the Federal Reserve Bank. Its subsidiary banks are subject to the regulation of the Office of the Comptroller of the Currency (OCC).

In June, 1998, the Company entered into a development agreement with the organizers of Pine Belt, a de novo community bank in Laurel, Mississippi, for the purpose of Pine Belt becoming a wholly-owned subsidiary of the Company. In connection with the formation of Pine Belt, the Company made a public offering for the sale of a minimum of 340,000 shares and a maximum of 533,333 shares of its common stock at a price of $15 per share. The offering was closed on December 31, 1998. The net proceeds from the sale of common stock was used as an initial capital injection into Pine Belt and for general corporate purposes. The Company received subscriptions to purchase 428,843 shares of its common stock for an aggregate purchase price of $6,432,645. Offering expenses totaled $99,165. Subscription proceeds remained in escrow as of December 31, 1998, pending issuance of shares and receipt of routine regulatory approvals. On January 19, 1999, the subsidiary banks received approval from its banking regulator to begin banking operations, and the Company used $5 million of the net proceeds to purchase all of the capital stock of Pine Belt.

NOTE B - SUMMARY OF ACCOUNTING POLICIES
     1.       Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary banks.
     All significant intercompany accounts and transactions have been eliminated.

     2.       Estimates

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

      3.      Cash and Due From Banks

 Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks.

      4.      Securities

     Investments in securities are classified into three categories and are accounted for as follows:

     Available-for-Sale Securities

     Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported in stockholders' equity, net of tax, when applicable, until realized.

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

     Trading Account Securities

     Trading account securities are those securities which are held for the purpose of selling them at a profit.  There were no trading account securities on hand at December 31, 1999 and 1998.

      5.      Loans

     Loans are carried at the principal amount outstanding, net of the reserve for loan losses.  Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.  Loan origination fees and certain direct organization costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.

      6.      Reserve for Loan Losses

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

     7.      Premises and Equipment

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

      8.      Organization and Pre-opening Costs

     Organization and pre-opening costs are expensed as incurred in accordance with AICPA Statement of Position 98-
     5, "Reporting on the Costs of Start-up Activities."

      9.      Stock Options

     Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation,"
     requires a fair value-based method of measuring employee stock options.  Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period.  In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

     10.      Income Taxes

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
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     11.      Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.  Generally, federal funds are sold for a one-day period.

     12.      Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the subsidiary banks enter into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines and standby letters of credit. Such financial instruments are recorded in the financial statements when they are exercised.

     13.       Per Share Amounts

     Per share amounts are presented in accordance with FASB Statement No. 128, "Earnings Per Share." Under
     Statement No. 128, two per share amounts are considered and presented, if applicable. Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.
     Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

The following table discloses the reconciliation of the numerators and denominators of the basic and diluted computations:
                                                          For the Year Ended                         For the Year Ended
                                                           December 31, 1999                          December 31, 1998
                                      --------------------------------------------------------- -----------------------------------
                                            Net                                  Net
                                          Income                                Income
                                          (Loss)     Shares        Per Share    (Loss)                Shares          Per Share
                                      (Numerator) (Denominator)     Amount    (Numerator)          (Denominator)        Data
                                      ----------- -------------     ------    -----------          -------------        ----

          Basic per share         $    (172,891)   $  1,131,622        (.15)  $  66,712            721,848         $       .09
                                                                 ===========                                       ===========

          Effect of dilutive
              shares:
                 Stock options           -               22,968                    -                20,066

          Diluted per share       $    (172,891)  $   1,154,590        (.15)  $  66,712            741,914         $       .09
                                  =============   =============  ==========-  =============   =============        ===========-

        The diluted per share amounts were computed by applying the treasury stock method.

     14.       Accounting Pronouncements

     In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging
     Activities."  Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value.  Statement
     No. 133 is effective for fiscal periods beginning after June 15, 2000, and is not expected to have a material effect on the Company's consolidated financial statements.

NOTE C - SECURITIES

     Securities  at  December  31,  1999 and 1998,  consisted  of  available-for-sale securities with a carrying  amount of $14,375,706 and $7,363,737,  respectively, and securities held-to-maturity with a carrying amount of $105,027 and $122,514, respectively.  The amortized cost,  gross  unrealized  gains,  gross  unrealized losses and  estimated  fair value of these  securities  at December 31, 1999 and
     1998, are as follows:

                                                                                      1999
                                                ------------------------------------------------------------------------------------
                                                                           Gross                 Gross                  Estimated
                                                  Amortized             Unrealized            Unrealized                  Fair
                                                    Cost                   Gains                Losses                    Value
                                                    ----                   -----                ------                    -----
          Available-for-sale securities:
               Obligations of U. S.
                    Government agencies    $          7,232,490    $              -       $           72,566  $          7,159,924
               Obligations of states and
                    municipal subdivisions              450,410                   -                   37,263               413,147
               Mortgage-backed securities             5,492,934                   -                   45,653             5,447,281
               Corporate obligations                    800,000                   -                     -                  800,000
               Equity securities                        555,354                   -                     -                  555,354
                                                        -------            ---------                 -------            ----------

                                           $         14,531,188    $              -       $          155,482  $         14,375,706
                                           ====================    =================      ==================  ====================

Held-to-maturity securities:
               Mortgage-backed securities    $            105,027    $             2,514    $             -     $            107,541
                                             ====================    ===================    ================    ====================

                                                                                        1998
                                                   ---------------------------------------------------------------------------------
                                                                                Gross                 Gross           Estimated
                                                        Amortized             Unrealized            Unrealized           Fair
                                                          Cost                   Gains                Losses             Value
                                                          ----                   -----                ------             -----
          Available-for-sale securities:
               U. S. Treasury securities     $            499,973    $             3,307    $             -        $      503,280
               Mortgage-backed securities               3,285,761                  7,540                11,040          3,282,261
               Corporate obligations                    3,343,442                   -                     -             3,343,442
               Equity securities                          234,754                   -                     -               234,754
                                                          -------                 ------                ------            -------

                                             $      7,363,930        $            10,847    $           11,040     $    7,363,737
                                             ================        ===================    ==================     ==============
          Held-to-maturity securities:
               Mortgage-backed securities    $       122,514         $             1,436    $             -        $      123,950
                                             ===============         ===================    ==================     ================

        The scheduled maturities of securities at December 31, 1999, are as follows:

                                                            Available-for-Sale                           Held-to-Maturity
                                                            ------------------                           ----------------
                                                                          Estimated                                   Estimated
                                                         Amortized          Fair                    Amortized           Fair
                                                           Cost             Value                     Cost              Value
                                                           ----             -----                     ----              -----

          Due after one year through five years      $   7,235,451      $       7,170,291      $           -         $         -
          Due after five years through ten years         1,247,449              1,202,780                  -                   -
          Mortgage-backed securities and equity
               securities                                6,048,288              6,002,635               105,027             107,541
                                                         ---------              ---------               -------             -------

                                                     $  14,531,188      $      14,375,706      $        105,027      $      107,541
                                                     =====================  =====================      ===============   ===========

     Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

     Equity securities consist of stock in the Federal Reserve Bank and Federal Home Loan Bank (FHLB), the
     transferability of which is restricted.

     Gross gains of $ -0- and $614 and gross losses of $ -0- and $17 were realized on available-for-sale securities in
     1999 and 1998, respectively.

     Securities with a carrying value of $3,198,000 and $1,541,000 at December 31, 1999 and
     1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE D - LOANS

        Loans outstanding include the following types at December 31, 1999 and 1998:

                                                                                           1999               1998
                                                                                           ----               ----

          Commercial, financial, and agricultural                                 $       22,322      $      12,378
          Real estate - construction                                                       4,821              3,166
          Real estate - mortgage                                                          25,581             12,935
          Installment loans to individuals                                                 8,673              3,718
          Other                                                                              230                209
                                                                                             ---                ---
                                                                                          61,627             32,406
          Reserve for loan losses                                                           (740)              (347)
                                                                                            ----               ----
                                                                                  $       60,887      $      32,059
                                                                                  ==============      =============

     Transactions in the allowance for loan losses were as follows:

                                                                                         1999                1998
                                                                                         ----                ----

         Balance at beginning of year                                            $       347,305      $     193,566

         Additions:
              Provision for loan losses charged to operations                            407,700            169,748
              Recoveries                                                                   9,514               -
                                                                                           -----            -------
                                                                                         764,519            363,314
         Deductions:
              Loans charged off                                                           24,918             16,009
                                                                                          ------             ------

         Balance at end of year                                                   $      739,601      $     347,305
                                                                                     =============       ============

        For the years ended December 31, 1999 and 1998, no significant loans were classified as impaired.

NOTE E - PREMISES AND EQUIPMENT

        The detail of premises and equipment at December 31, 1999 and 1998, is as follows:

                                                                                          1999                     1998
                                                                                          ----                     ----
         Premises:
              Land                                                           $          1,402,185      $         1,264,614
              Buildings and improvements                                                2,250,614                1,921,153
              Construction in progress                                                     84,811                     -
         Equipment                                                                      1,233,509                  726,902
                                                                                        ---------                  -------
                                                                                        4,971,119                3,912,669
         Less accumulated depreciation                                                   (574,632)                (308,305)
                                                                                         --------                 --------

                                                                             $          4,396,487      $         3,604,364
                                                                             ====================      ===================

        The amounts charged to operating expense for depreciation were $266,894 and $144,016 in 1999 and 1998, respectively.

NOTE F - BORROWED FUNDS

     Borrowed funds consisted of the following:

                                                                                           December 31,
                                                                                  1999                     1998
                                                                                  ----                     ----

        Federal funds purchased                                      $          1,000,000      $              -
        5.395% note payable to the FHLB,
             due April 23, 2001.                                                  450,000                     -
        5.878% note payable to the FHLB,
             due February 1, 2002.                                              1,749,966                     -
        5.21% note payable to the FHLB,
             due January 1, 2014.                                                 575,204                  600,000
        5.28% note payable to the FHLB,
             due January 1, 2014.                                                 575,342                  600,000
        6.68% note payable to the FHLB,
             due December 1, 2014.                                                500,000                     -
        Other                                                                     139,858                     -
                                                                                  -------                ---------

                                                                              ==============      ===================

     Federal funds purchased are generally purchased for a one to seven day period.  Interest is at the prevailing rate at the date of purchase.

     The notes payable to the FHLB are collateralized by first mortgage loans, FHLB capital stock, and amounts on deposit with the FHLB.

     Other borrowed funds consist of loans sold in transactions in which the risk of loss or obligation for payment is retained. For regulatory and financial reporting purposes, these amounts are required to be reported as borrowed funds.

        Annual principal repayment requirements on the borrowings from the FHLB at December 31, 1999, are as follows:

                                                                        Year                                 Amount
                                                                        ----                                 ------

                                                                        2000                      $         1,403,671
                                                                        2001                                1,328,490
                                                                        2002                                  632,563
                                                                        2003                                   33,137
                                                                        2004                                   34,930
                                                                     Thereafter                               417,721
                                                                                                              -------

                                                                                                  $         3,850,512
                                                                                                  ===================

NOTE G - REGULATORY MATTERS

     The Company and its subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets,

     liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

     To ensure capital adequacy, quantitative measures have been established by regulators and these require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted total assets (leverage).
     Management believes, as of December 31, 1999, that the Company and its subsidiary banks exceed all capital adequacy requirements.

     At December 31, 1999, the subsidiary banks were categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has total risk-
     based capital of 10% or more, has Tier I risk-based ratio of 6% or more, and has a Tier I leverage capital ratio of 5%
     or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

     The actual capital amounts and ratios at December 31, 1999 and 1998, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

                                                                            ($ In Thousands)
                                        Company                                               Subsidiaries
                                                                        -----------------------------------------------------------
                                      (Consolidated)                          The First                          Pine Belt
                                      --------------                          ---------                          ---------
                                   Amount             Ratio             Amount        Ratio                Amount       Ratio
                                   ------             -----             ------        -----                ------       -----
        December 31, 1999
             Total risk-based  $   13,318            19.8%     $        5,685            12.3%     $      4,741            23.3%
             Tier I risk-based     12,596            18.7%              5,217            11.3%            4,487            22.1%
             Tier I leverage       12,596            14.9%              5,217             9.0%            4,487            17.2%

        December 31, 1998
             Total risk-based  $    6,691            16.7%     $        5,229            13.3%               -               -
            Tier I risk-based       6,343            15.8%              4,882            12.5%               -               -
             Tier I leverage        6,343            12.7%              4,882            10.0%               -               -

     The minimum amounts of capital and ratios as established by banking regulators at December 31, 1999 and 1998, are as follows:

                                                                                                                  ($ In Thousands)
                                           Company                                                  Subsidiaries
                                                                            --------------------------------------------------------
                                        (Consolidated)                             The First                            Pine Belt
                                        --------------                             ---------                            ---------
                                       Amount             Ratio             Amount        Ratio                Amount       Ratio
                                       ------             -----             ------        -----                ------       -----
        December 31, 1999
             Total risk-based      $   5,385             8.0%     $         3,702           8.0%     $        1,625            8.0%
             Tier I risk-based         2,693             4.0%               1,851           4.0%                812            4.0%
             Tier I leverage           3,376             4.0%               2,332           4.0%              1,044            4.0%

        December 31, 1998
             Total risk-based      $   3,203             8.0%     $         3,137           8.0%                 -               -
             Tier I risk-based         1,602             4.0%               1,568           4.0%                 -               -
             Tier I leverage           1,995             4.0%               1,958           4.0%                 -               -

     The Company's dividends, if any, will be made from dividends received from its subsidiary banks.  The OCC limits dividends of a national bank in any calendar year to the net profits of that year combined with the retained net profits for the two preceding years.  At December 31, 1999, the subsidiary banks had no retained net profits free of the restrictions.

NOTE H - COMPREHENSIVE INCOME

     The Company and the its subsidiary banks report comprehensive income as required by FASB Statement No. 130,
     "Reporting Comprehensive Income."  In accordance with this statement, unrealized gains and losses on securities available-for-sale are included in other comprehensive income.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income.  The disclosure of the reclassification amounts are as follows:

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                     1999                    1998
                                                                                     ----                    ----
          Unrealized gains (losses) on securities available-
               for-sale, net of tax, arising during year               $           (131,603)   $             (11,849)
          Less reclassification adjustment for (gains)
               losses included in net income, net of tax                               -                        (395)
                                                                                    -------                   -------
          Net change in unrealized gains (losses) on
               securities available-for-sale, net of tax               $           (131,603)   $             (12,244)
                                                                       ====================    =====================

NOTE I - INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                   1999                  1998
                                                                                   ----                  ----
        Current                                                             $        -         $          -
        Deferred                                                                   37,667               19,685
        Change in valuation allowance                                            (158,928)             (19,685)
                                                                                 --------              -------
                                                                            $    (121,261)     $          -
                                                                            =============      ===============

     The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income (loss) before income taxes. A reconciliation of the differences is as follows:

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                          1999                                    1998
                                                                          ----                                    ----
                                                             Amount                  %                    Amount             %
                                                             ------               ----                    ------          ----
        Income taxes at statutory rate            $         (100,011)             (34%)        $          22,702           34%
        Carryover of net operating loss                       96,546               32%                      -                -
        Rate difference                                       37,667               21%                      -                -
        Other items                                            3,465                2%                    (3,017)          (6%)
        Change in valuation allowance                       (158,928)              (92%)                 (19,685)         (28%)
                                                            --------              -----                   -------          ----

                                                  $         (121,261)             (70%)        $            -        $      -
                                                  ==================              =====          ================      ========

     The components of deferred income taxes are as follows:
                                                                                                     December 31,
                                                                                                     ------------
                                                                                             1999                    1998
                                                                                             ----                    ----
        Deferred tax assets:
             Reserve for loan losses                                            $          129,710      $           90,690
             Pre-opening expenses                                                           73,715                  79,720
             Unrealized loss on available-for-sale securities                               23,685                    -
             Net operating loss carryover                                                   73,103                  99,240
             Other                                                                           1,150                  43,160
                                                                                             -----                  ------
                                                                                           301,363                 312,810
        Valuation allowance                                                               (148,499)               (307,427)
                                                                                          --------                --------
                                                                                           152,864                   5,383
        Deferred tax liabilities:
             Securities                                                                     (7,918)                 (5,383)
                                                                                            ------                  ------

                                                                                $          144,946        $             -
                                                                                ==================        ==================

     The valuation allowance was adjusted by $158,928 based upon management's reevaluation of the likelihood of realization.

     The Company has a consolidated net operating loss for income tax purposes at December 31, 1999, of approximately $229,000.  Net operating losses will expire in the following years:

                                                          Year                                                       Amount
                                                          ----                                                       ------

                                                          2011                                           $           21,000
                                                          2015                                                      208,000

NOTE J - EMPLOYEE BENEFITS

     The subsidiary banks provide a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation.  For employee contributions of three percent or less, the subsidiary banks provide a matching contribution.  Contributions by the subsidiary banks totaled $13,024 in 1999 and $10,788 in
     1998.

     The Company and its subsidiary banks have employment agreements with three of their executive officers.  These agreements contain provisions concerning salaries, bonuses, incentive programs, and benefits related to a change in control.

NOTE K - STOCK PLANS

     In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan) which provides for the granting of options to purchase up to 72,185 shares of Company common stock by directors and key employees of the Company and its subsidiaries.  Options granted under the 1997 Plan were exercisable at December 31, 1999, and expire ten years after the grant date.  The options are exercisable at not less than the market value of the Company's stock at the grant date.  Accordingly, no compensation cost has been recognized.

     On May 27, 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (1999 Plan). The 1999 Plan
     provides for the granting of options to purchase up to 106,689 shares of the Company's common stock by the
     Company's and its subsidiaries' directors, key employees, and management.  Under the 1999 Plan, the Company may grant either incentive stock options or nonqualified stock options.  Options granted to directors and employees vest in equal amounts over three years.  Stock options granted to management vest based on annual performance goals or after nine years and eleven months, if still employed.  At December 31, 1999, 93,963 options had been granted, none of which had vested.  All options expire and are void unless exercised on or before April 15, 2009.
     The options are exercisable at not less than the market value of the Company's stock at the grant date.
     Accordingly, no compensation expense has been recognized.

     A summary of the status of the stock option plans as of December 31, 1999 and 1998, and changes during the years ending on those date is presented below:

                                                                                     December 31,
                                                        -------------------------------------------------------------------------
                                                                    1999                                      1998
                                                                    ----                                      ----
                                                                           Weighted                                  Weighted
                                                                            Average                                   Average
                                                                           Exercise                                  Exercise
                                                             Shares          Price                     Shares          Price
                                                             ------          -----                     ------          -----
        Options outstanding at beginning of year             72,185    $         10                    72,185     $        10
        Options granted                                      93,963              15                         -               -
             Options exercised                               (2,187)             10                         -               -
        Options forfeited                                         -              10                         -               -
                                                            -------          ------                     ------          ------
        Options outstanding at end of year                  163,961    $         13                     72,185     $        10
                                                            =======    ============                     ======     ===========

        Options exercisable at end of year                   69,998    $         10                     47,029     $        10
                                                             ======    ============                     ======     ===========

     Had compensation cost for the stock plans been determined based on the fair values of the options at the grant dates consistent with the method of FASB Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                               1999                  1998
                                                                                               ----                  ----

        Net income (loss), pro forma                                               $         (240,321)   $          28,297
        Basic net income (loss) per share, pro forma                                             (.21)                 .04
        Diluted net income (loss) per share, pro forma                                           (.21)                 .04

     The assumptions used in estimating compensation cost on a pro forma basis were:  dividend yield of 0%, expected life of ten years, volatility of near 0%, and a risk-free interest rate of 6.5%.

NOTE L - RELATED PARTY TRANSACTIONS

     In the normal course of business, the subsidiary banks make loans to its directors and officers and to companies in which they have a significant ownership interest.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  Such loans amounted to approximately $4,126,000 and $2,696,000 at December 31, 1999 and 1998, respectively.  In the opinion of management, such loans are consistent with sound banking policies and are within applicable regulatory and lending limitations.

NOTE M - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, etc., which are not reflected in the accompanying financial statements.  The subsidiary banks had outstanding letters of credit of $359,000 and $471,000 at December 31, 1999 and 1998,
     respectively, and had made loan commitments of approximately $8,129,000 and $4,819,000 at December 31, 1999 and
     1998, respectively.  The subsidiary banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instrument.  The subsidiary banks use the same credit policies in making commitments and conditional obligations as it does for its lending activities.  No significant losses are anticipated as a result of these transactions.

     The primary market area served by the subsidiary banks are Forrest, Lamar, and Jones counties within South
     Mississippi.  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area.  As of December 31, 1999, management does not consider there to be any significant credit concentration within the loan portfolio.  Although the banks' loan portfolio, as well as existing commitments, reflect the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

     The First has Sixteenth Section land leases and contracts for bank premises.  The leases have 40 year terms with annual rentals of $20,240 subject to reappraisals every 10 years.

     Pine Belt has entered into a contract for the construction of its main office building in Laurel, Mississippi.  The contract is for approximately $1.6 million and contains various performance and conditions clauses.

     The Company has entered into an agreement with another financial institution to purchase a branch facility in
     Hattiesburg, Mississippi, for approximately $700,000.  The First will conduct branch operations in the facility.
     The seller has the right to possession of the property until January 10, 2000, at which time the Company will lease the property for six months with monthly lease payments of $6,000.  Title to the property is to transfer on or before
     July 10, 2000.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures about financial instruments at December 31, 1999 and 1998, are presented as required by FASB
     Statement No. 107, "Disclosures About Fair Value of Financial Instruments."  The following information does not purport to represent the aggregate consolidated fair value of the Company at December 31, 1999 and 1998.

     The carrying amounts presented are the amounts at which the financial instruments are reported in the consolidated financial statements.

     Cash and Cash Equivalents

     The carrying amount for cash and due from banks, interest-bearing deposits, and federal funds sold approximate the fair values of such assets at December 31, 1999 and 1998.

     Securities

     The estimated fair value of securities is based on quoted market prices, if available.  The estimated fair value is based on quoted market prices of comparable instruments, if quoted market prices are not available.

                                                                                Carrying                  Estimated
                        Date                                                     Amount                  Fair Value
                        ----                                                     ------                  ----------

         December 31, 1999                                                $     14,480,733       $       14,483,247
                                                                          ================       ==================

         December 31, 1998                                                $      7,486,251       $        7,487,687
                                                                          ================       ==================

     Loans

     It is the opinion of management that in the current interest environment of stable rates, the net carrying value of loans of $60,886,615 at December 31, 1999, and $32,058,567 at December 31, 1998, approximates fair value.

     Deposits

     Fair values of demand deposits and savings accounts are defined by FASB Statement No. 107 as the amounts payable.
     The fair value of variable rate deposits approximates their carrying value.  Because of the stable interest environment, management is of the opinion that the carrying value of fixed rate time deposits also approximates their fair value.
     Thus, the carrying value of deposits of $73,513,667 at December 31, 1999, and $35,666,759 at December 31, 1998,
     do not differ significantly from the fair value.  No value has been considered from expected retention of deposits for a future time period. This value, often referred to as a core deposit intangible, is neither included in any fair value amounts nor recorded as an asset in the consolidated balance sheets.

     Borrowed Funds

     Borrowed funds consist of obligations with terms comparable to those currently available.  Thus, the carrying value of these obligations approximates market value.

     Off-Balance Sheet Instruments

     Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements.
     However, commitments to extend credit do not represent a significant value until such commitments are funded or closed.  Management has determined that these instruments do not have a distinguishable fair value, and no fair value has been assigned.

NOTE O  - SEGMENTS

     The Company's principal activity is commercial banking, which includes providing deposit products and commercial, mortgage and consumer loans.  These services are provided through the Company's subsidiary banks, which are located in adjacent, but separate, geographic areas.  Results of operations and other selected financial information by bank are presented below:

                                                                                      (In thousands)
        Results of Operations                                                The First                  Pine Belt
        ---------------------                                                ---------                  ---------
        For the Year Ended December 31, 1999:
             Interest income                                             $       4,129            $        1,309
             Interest expense                                                    2,017                       597
                                                                                 -----                       ---
                Net interest income                                              2,112                       712
             Provision for loan losses                                             134                       274
                                                                                   ---                       ---
                Net interest income after provision for
                  loan losses                                                    1,978                       438
             Other income                                                        358                        78

             Other expense                                                        2,127                     1,029
                                                                                  -----                     -----
                 Net income (loss) before income taxes                              209                      (513)
             Income tax benefit                                                     121                      -
                                                                                   -----                     -----

                 Net income (loss)                                        $         330            $         (513)
                                                                          =============            ==============

        Selected Financial Data

        December 31, 1999:
             Loans, net of reserve for loan losses                        $      42,534            $       18,353
             Deposits                                                            50,438                    25,228
             Total assets                                                        60,699                    30,213

     The following reconciles the above table to amounts reflected on the consolidated financial statements as of and for the year ended December 31, 1999:

        Net income:
             Net loss of subsidiary banks                                                          $        (183)
             Net income of Company, excluding intercompany accounts                                           10
                                                                                                      -----------

                                                                                                   $         173
                                                                                                       ===========
        Total assets:
             Total assets of subsidiary banks                                                      $      90,912
             Total assets of Company, excluding investment in subsidiaries                                 2,892
             Intercompany eliminations                                                                    (2,448)
                                                                                                      -----------

                                                                                                   $      91,356
                                                                                                      ===========

NOTE P - PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets, statements of operations, and cash flows for The First Bancshares, Inc. (parent only) follow:

                                                                         Condensed Balance Sheets

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                   1999                    1998
                                                                                                   ----                    ----
             Assets:
                Interest-bearing deposit with subsidiary banks                      $           2,151,911      $          7,055,283
                Investment in subsidiary banks                                                  9,581,003                 4,895,907
                Premises                                                                          740,534                   811,248
                Other                                                                                -                       96,226
                                                                                                ---------                    ------

                                                                                    $          12,473,448      $         12,858,664
                                                                                    =====================      ====================
             Liabilities:
                Stock subscriptions deposits                                        $                -         $          6,432,645
                Other                                                                                -                        3,787
                Stockholders' equity                                                           12,473,448                 6,422,232
                                                                                               ----------                 ---------

                                                                                    $          12,473,448      $         12,858,664
                                                                                    =====================      ====================

                                                                    Condensed Statements of Operations

                                                                                                             Years Ended
                                                                                                             December 31,
                                                                                                             ------------
                                                                                                       1999                 1998
                                                                                                       ----                 ----
             Income:
                Interest                                                                   $           96,475     $        97,944

             Expenses:
                Other                                                                                  86,066              77,813
                                                                                                       ------              ------
             Income before income taxes and equity in undistributed income
                (loss) of subsidiary                                                                   10,409              20,131
             Income taxes                                                                                -                   -
                                                                                                     --------              ------
             Income before equity in undistributed income (loss) of subsidiary                         10,409              20,131
             Equity in undistributed income (loss) of subsidiary                                     (183,300)             46,641
                                                                                                     --------              ------

             Net income (loss)                                                             $         (172,891)    $        66,772
                                                                                           ==================     ===============

                                                                 Condensed Statements of Cash Flows

                                                                                                            Years Ended
                                                                                                            December 31,
                                                                                                            ------------
                                                                                                    1999                   1998
                                                                                                    ----                   ----
        Cash flows from operating activities:
             Net income (loss)                                                         $          (172,891)    $          66,772
             Adjustments to reconcile net income (loss) to net cash and cash equivalents:
                    Equity in undistributed (income) loss of subsidiaries                          183,300               (46,641)
                        Other, net                                                                  15,505                (67,003)
                                                                                                    ------                -------

                       Net cash provided by (used in) operating activities                          25,914                (46,872)
                                                                                                    ------                -------

        Cash flows from investing activities:
             Investment in subsidiary bank                                                      (5,000,000)                  -
             Acquisition of fixed assets                                                          (142,960)              (811,248)
             Sale of premises to subsidiary                                                        213,674                   -
                                                                                                   -------               --------
              Net cash used in investing activities                                             (4,929,286)              (811,248)
                                                                                                ----------               --------

        Cash flows from financing activities:
             Stock subscriptions                                                                      -                 6,432,645
                                                                                                 ----------             ---------
             Net cash provided by financing activities                                                -                 6,432,645
                                                                                                 ----------             ---------

         Net increase (decrease) in cash and cash equivalents                                   (4,903,372)             5,574,525

        Cash and cash equivalents at beginning of period                                         7,055,283              1,480,758
                                                                                                 ---------              ---------

        Cash and cash equivalents at end of period                                     $         2,151,911     $        7,055,283
                                                                                       ===================     ==================