Form 10QSB/A
period 1999-09-30
FIRST BANCSHARES INC /MS/
filed 2000-03-29
CIK 947559

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





                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                              (Unaudited)    (Unaudited)
                                             Three Months    Nine Months
                                                Ended           Ended
                                            September 30,    September 30,

                                            ______________  ______________
                                             1999    1998    1999    1998
                                            ______  ______  ______  ______

INTEREST INCOME:
   Loans, including fees                    $1,224  $  630  $3,144  $1,801
   Securities:
      Taxable                                  210     112     453     283
      Tax exempt                               -       -         5     -
   Federal funds sold                           35      17     144      52
   Other                                         2     -        35     -
                                            ______  ______  ______  ______

          TOTAL INTEREST INCOME              1,471     759   3,781   2,136

INTEREST EXPENSE:
   Deposits                                    653     340   1,638     972
   Other borrowings                             35      18      90      51
                                            ______  ______  ______  ______

          TOTAL INTEREST EXPENSE               688     358   1,728   1,023
                                            ______  ______  ______  ______

          NET INTEREST INCOME                  783     401   2,053   1,113
PROVISION FOR LOAN LOSSES                      116      22     346      92
                                            ______  ______  ______  ______
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES          667     379   1,707   1,021

OTHER INCOME:
   Service charges on deposit accounts          25      16      68      41
   Other service charges, commissions and
     fees                                       84      52     244     120
                                            ______  ______  ______  ______

         TOTAL OTHER INCOME                    109      68     312     161

OTHER EXPENSES:

   Salaries and employee benefits              395     208   1,223     583
   Occupancy and equipment expense             133      68     350     184
   Preopening costs                            -       -       187     -
   Other operating expenses                    246     134     657     365
                                            ______  ______  ______  ______

         TOTAL OTHER EXPENSES                  774     410   2,417   1,132
                                            ______  ______  ______  ______

         INCOME (LOSS) BEFORE INCOME TAXES       2      37    (398)     50

INCOME TAXES                                   -       -       -       -
                                            ______  ______  ______  ______

          NET INCOME (LOSS)                 $    2  $   37  $ (398) $   50
                                            ======  ======  ======  ======

INCOME (LOSS) PER SHARE - BASIC             $  .01  $  .05  $ (.37) $  .07
INCOME (LOSS) PER SHARE - ASSUMING DILUTION $  .01  $  .05  $ (.36) $  .07




                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        1999      1998
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $   (398) $     50
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      196       124
        Provision for loan losses                          346        92
        Increase in accrued income receivable             (128)     (256)
        Increase in interest payable                        66        46
        Other, net                                         804       (39)
                                                      ________  ________

         NET CASH PROVIDED BY OPERATING ACTIVITIES         886        17
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                             15       300
   Maturities and calls of securities
      available-for-sale                                 6,941     2,883
   Purchases of securities available-for-sale          (15,924)   (7,540)
   Net increase in loans                               (25,154)   (8,672)
   Purchases of premises and equipment                    (930)   (1,212)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (35,052)  (14,241)
                                                      ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 30,467    15,704
   Net increase in borrowed funds                        3,502       -
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       33,969    15,704
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                   (197)    1,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,516     2,840
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,319  $  4,320
                                                      ========  ========


CASH PAYMENTS FOR INTEREST                            $  1,662  $    977
CASH PAYMENTS FOR INCOME TAXES                             -         -





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


The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At September 30, 1999, the Company had approximately $83.5 million in consolidated assets, $56.8 million in consolidated loans, $66.1 million in consolidated deposits, and $12.3 million in consolidated shareholders' equity. For the nine months ended September 30, 1999, the Company reported a consolidated net loss of $398,000. For the same period, the Laurel Bank reported a net loss of $522,000, and the Hattiesburg Bank net income of $115,000.


NOTE C - INCOME PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                             Three Months Ended      Nine  Months Ended
                                September 30,           September 30,
                              1999        1998        1999       1998
                           __________  __________  __________  __________

   Numerator:
     Net income (loss)     $    2,000  $   37,000  $ (398,000) $   50,000
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


RESULTS OF OPERATIONS

Three months ended September 30, 1999, compared to three months ended September 30,1998:


The Company had a consolidated net income of $2,000 for the three month period ending September 30, 1999 compared with consolidated net income of $37,000 for the same period last year. As noted above, however, this net change was attributable to the opening of the Laurel Bank.


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


Even though net interest and noninterest income increased substantially during the three months ended September 30, 1999 compared to the three months ended September 30, 1998, the Company had net income of $2,000 during this 1999 period as compared to net income of $37,000 during the comparable 1998 period. This change was expected and is attributable to the substantial increase in noninterest expenses related to the formation of the Laurel Bank. The primary components of these expenses are salaries and employee benefits and other operating expenses. Salaries and employee benefits increased to $395,000 during the three month period ended September 30, 1999 from $208,000 during the three month period ended September 30, 1998. Similarly, other operating expenses increased to $246,000 from $134,000 over these time periods.


No provision for income tax expense has been provided. Prior to 1998, the Company reported consolidated net operating losses, and the Company has available approximately $437,000 of consolidated net operating loss carryovers from prior years.


RESULTS OF OPERATIONS

Nine months Ended September 30, 1999, compared to nine months ended September 30, 1998:


The Company had a consolidated net loss of $398,000 for the nine months ended September 30, 1999, compared with consolidated net income of $13,000 for the same period last year. This net loss was the result of the expenses associated with the opening of the Laurel Bank in January 1999. As noted above, the Hattiesburg Bank generated net income of $115,000 during the first nine months of 1999, a significant increase over the net income the Company generated during the comparable period in 1998.


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


Other expenses increased by $1,285,000, or 113.5%, in the first nine months of 1999 primarily due to the addition of the Laurel Bank and to the continued growth of the Hattiesburg Bank. Also, included in noninterest expense for 1999 was $187,000 in preopening costs associated with the formation and preparation of the opening of the Laurel Bank.


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