Form 10QSB
period 2000-03-31
FIRST BANCSHARES INC /MS/
filed 2000-05-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2000
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON MARCH 31, 2000, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                       (Unaudited)
                                                 March 31,   December 31,
      ASSETS                                       2000          1999
                                                 ________      ________

Cash and due from banks                          $  4,178      $  3,184
Interest-bearing deposits with banks                  195           308
Federal funds sold                                    818         6,366
                                                 ________      ________
   Total cash and cash equivalents                  5,191         9,858

Securities held-to-maturity, at amortized cost         84           105
Securities available-for-sale, at fair value       15,299        14,376
Loans                                              72,133        61,626
Allowance for loan losses                            (862)         (739)
                                                 ________      ________

         LOANS, NET                                71,271        60,887

Premises and equipment                              4,749         4,396
Accrued income receivable                             653           662
Other assets                                        1,329         1,072
                                                 ________      ________

                                                 $ 98,576      $ 91,356
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $  9,102      $  8,085
      Time, $100,000 or more                       18,804        16,442
      Interest-bearing                             50,369        48,987
                                                 ________      ________

          TOTAL DEPOSITS                           78,275        73,514

   Interest payable                                   301           280
   Borrowed funds                                   7,416         4,991
   Other liabilities                                   75            98
                                                 ________      ________

          TOTAL LIABILITIES                        86,067        78,883


SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at March 31, 2000
      and December 31, 1999                         1,153         1,153
   Paid-in capital                                 12,376        12,376
   Accumulated deficit                               (886)         (924)
   Accumulated other comprehensive income            (134)         (132)
                                                 ________      ________


          TOTAL SHAREHOLDERS' EQUITY               12,509        12,473
                                                 ________      ________


                                                 $ 98,576      $ 91,356
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2000      1999
                                                      ________  ________
INTEREST INCOME:
   Loans, including fees                              $  1,562  $    875
   Securities:
      Taxable                                              235        95
      Tax exempt                                           -         -
   Federal funds sold                                       28        72
   Other                                                     3        32
                                                      ________  ________

          TOTAL INTEREST INCOME                          1,828     1,074

INTEREST EXPENSE:
   Deposits                                                853       445
   Other borrowings                                         69        36
                                                      ________  ________

          TOTAL INTEREST EXPENSE                           922       481
                                                      ________  ________

          NET INTEREST INCOME                              906       593
PROVISION FOR LOAN LOSSES                                  138       121
                                                      ________  ________

          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                              768       472

OTHER INCOME:
   Service charges on deposit accounts                      87        12
   Other service charges, commissions and fees              53        68
                                                      ________  ________

          TOTAL OTHER INCOME                               140        80
                                                      ________  ________
OTHER EXPENSES:
   Salaries and employee benefits                          469       354
   Occupancy and equipment
      expense                                              147       102
   Preopening costs                                        -         187
   Other operating expenses                                254       268
                                                      ________  ________

          TOTAL OTHER EXPENSES                             870       911
                                                      ________  ________

          INCOME (LOSS) BEFORE INCOME TAXES                 38      (359)

INCOME TAXES                                               -         -
                                                      ________  ________

          NET INCOME (LOSS)                           $     38  $   (359)
                                                      ========  ========

EARNINGS (LOSS) PER SHARE - BASIC                     $    .03  $   (.34)
EARNINGS (LOSS) PER SHARE - ASSUMING DILUTION              .03  $   (.33)






                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2000      1999
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $     38  $   (359)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                       78        59
        Provision for loan losses                          138       121
        (Increase) decrease in accrued income
          receivable                                         9       (90)
        Increase in interest payable                        21         8
        Other, net                                        (289)       (7)
                                                      ________  ________

         NET CASH USED BY OPERATING ACTIVITIES              (5)     (268)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                 2,163     4,693
   Maturities and calls of securities held-to-
      maturity                                              21       -
   Purchases of securities available-for-sale           (3,079)   (7,388)
   Net increase in loans                               (10,522)   (7,655)
   Purchases of premises and equipment                    (431)     (727)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (11,848)  (11,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  4,761    11,434
   Net increase (decrease) in borrowed funds             2,425        (9)
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES        7,186    11,425
                                                      ________  ________

        NET INCREASE IN CASH                            (4,667)       80

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,858     4,516
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  5,191  $  4,596
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $    931  $    473
CASH PAYMENTS FOR INCOME TAXES                             -           -




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At March 31, 2000, the Company had approximately $98 million in consolidated assets, $71 million in consolidated loans, $78 million in consolidated deposits, and $12 million in consolidated shareholders' equity. For the three months ended March 31, 2000, the Company reported a consolidated net income of $38,000. For the same period, the Laurel Bank reported a net loss of $19,000, the Hattiesburg Bank net income of $47,000, and the Company, parent only, reported net income of $10,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                                March 31, 2000
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $  38,000      1,152,878     $  .03
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           22,968
                                    _________    ___________

   Diluted per share                $  38,000      1,175,846     $  .03
                                    =========    ===========     ======



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
                                    =========    ===========     ======



                     INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
The First Bancshares, Inc.
Hattiesburg, Mississippi


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of The First Bancshares, Inc., and consolidated subsidiaries as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /S/ T. E. LOTT & COMPANY

Columbus, Mississippi
May 5, 2000



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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $65 million at March 31, 2000, compared to $47.1 million at December 31, 1999. Loans increased
$5 million, or 10.4%, during the first three months of 2000. Deposits at March 31, 2000 totaled $53.6 million compared to $40.8 million at
December 31, 1999.   For the three month period ended March 31, 2000, the
Hattiesburg Bank reported net income of $47,000. At March 31, 2000, the Laurel Bank had total assets of $33 million, total loans of $23 million, and total deposits of $26.8 million. For the three month period ended March 31, 2000, the Laurel Bank reported a net loss from operations of $19,000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2000, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At March 31, 2000, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $529
     Past due 90 days or more and still accruing         7

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $303,000 at March 31, 2000. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $67,000 at March 31, 2000. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $5.2 million as of March 31, 2000. In addition, loans and investment securities repricing or maturing within one year or less exceed $46.7 million at March 31, 2000. Approximately $8.0 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $208,000 at March 31, 2000.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2000 is $12.5 million, or approximately 12.7% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of March 31, 2000, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            8.4%        14.4%
            Tier 1 risk-based         10.0%        17.9%
            Total risk-based          11.0%        19.1%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $38,000 for the three months ending March 31, 2000, compared with consolidated net loss of $359,000 for the same period last year.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $906,000 from $593,000 for the first three months ending March 31, 2000, or an increase of 53%. Earning assets through March 31, 2000, increased $35.2 million and interest-bearing liabilities also increased $34.1 million compared to March 31, 1999, reflecting increases of 67.2% and 80.3%, respectively.

Noninterest income for the three months ending March 31, 2000, was $140,000 compared to $80,000 for the same period in 1999, reflecting an increase of $60,000, or 75%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the three months ending March 31, 2000 was $87,000 compared with $12,000 for the same period in 1999.

The provision for loan losses was $138,000 in the first three months of 2000 compared with $121,000 for the same period in 1999. The allowance for loan losses of $862,000 at March 31, 2000 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses decreased by $41,000, or 4.5%, in the first quarter of 2000, primarily due to the preopening costs reported in the first quarter of 1999, associated with the formation and preparation of the opening of the Laurel Bank.

No provision for income tax expense has been provided. At March 31, 2000, the Company had available approximately $191,000 of consolidated net operating loss carryovers.


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

Although considered unlikely, unanticipated problems in the Company's processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management has and will continue to monitor all business processes, including interaction with the Company's customers, vendors and other third parties, throughout the year 2000 to address any issues and ensure all processes continue to function properly.

Through 1999, the cost of the Year 2000 project was approximately $30,000. Costs expected to be incurred in 2000 for ongoing monitoring and support activities are not expected to be significant.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





        May 15, 2000                   /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


        May 15, 2000                   /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer