Form 10QSB
period 2000-06-30
FIRST BANCSHARES INC /MS/
filed 2000-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   June 30, 2000
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON JUNE 30, 2000, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                                  June 30,   December 31,
      ASSETS                                       2000          1999
                                                 ________      ________

Cash and due from banks                          $  4,246      $  3,184
Interest-bearing deposits with banks                  239           308
Federal funds sold                                  3,622         6,366
                                                 ________      ________
   Total cash and cash equivalents                  8,107         9,858

Securities held-to-maturity, at amortized cost         79           105
Securities available-for-sale, at fair value       13,093        14,376
Loans                                              77,164        61,626
Allowance for loan losses                            (920)         (739)
                                                 ________      ________

         LOANS, NET                                76,244        60,887

Premises and equipment                              5,184         4,396
Accrued income receivable                             808           662
Other assets                                        1,758         1,072
                                                 ________      ________

                                                 $105,273      $ 91,356
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $  9,662      $  8,085
      Time, $100,000 or more                       20,461        16,442
      Interest-bearing                             54,899        48,987
                                                 ________      ________

          TOTAL DEPOSITS                           85,022        73,514

   Interest payable                                   330           280
   Borrowed funds                                   7,156         4,991
   Other liabilities                                   84            98
                                                 ________      ________

          TOTAL LIABILITIES                        92,592        78,883


SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at June 30, 2000
      and December 31, 1999                         1,153         1,153
   Paid-in capital                                 12,376        12,376
   Accumulated deficit                               (732)         (924)
   Accumulated other comprehensive income            (116)         (132)
                                                 ________      ________


          TOTAL SHAREHOLDERS' EQUITY               12,681        12,473
                                                 ________      ________


                                                 $105,273      $ 91,356
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                    (Unaudited)         (Unaudited)
                                Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                ___________________   __________________
                                   2000      1999       2000      1999
                                ________   ________   ________  ________
INTEREST INCOME:
   Loans, including fees        $  1,827   $  1,045   $  3,389  $  1,920
   Securities:
      Taxable                        231        148        466       243
      Tax exempt                     -            5        -           5
   Federal funds sold                 32         37         60       109
   Other                               3          1          6        33
                                ________   ________   ________  ________

        TOTAL INTEREST INCOME      2,093      1,236      3,921     2,310

INTEREST EXPENSE:
   Deposits                          974        540      1,827       985
   Other borrowings                   97         19        166        55
                                ________   ________   ________  ________

        TOTAL INTEREST EXPENSE     1,071        559      1,993     1,040
                                ________   ________   ________  ________

        NET INTEREST INCOME        1,022        677      1,928     1,270
PROVISION FOR LOAN LOSSES            103        109        241       230
                                ________   ________   ________  ________

        NET INTEREST INCOME
          AFTER PROVISION
          FOR LOAN LOSSES            919        568      1,687     1,040

OTHER INCOME:
   Service charges on deposit
     accounts                        115         31        202        43

   Other service charges,
     commissions and fees             49         92        102       160
                                ________   ________   ________  ________

        TOTAL OTHER INCOME           164        123        304       203
                                ________   ________   ________  ________
OTHER EXPENSES:
   Salaries and employee
     benefits                        499        474        968       828
   Occupancy and equipment
     expense                         148        115        295       217
   Preopening costs                  -          -          -         187
   Other operating expenses          282        143        536       411
                                ________   ________   ________  ________

        TOTAL OTHER EXPENSES         929        732      1,799     1,643
                                ________   ________   ________  ________

        INCOME (LOSS) BEFORE
          INCOME TAXES               154        (41)       192      (400)

INCOME TAXES                         -          -          -         -
                                ________   ________   ________  ________

          NET INCOME (LOSS)     $    154   $    (41)  $    192  $   (400)
                                ========   ========   ========  ========

EARNINGS (LOSS) PER SHARE -
   BASIC                        $    .13   $   (.04)  $    .17  $   (.37)
EARNINGS (LOSS) PER SHARE -
   ASSUMING DILUTION            $    .13   $   (.03)  $    .16  $   (.36)






                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      __________________
                                                        2000      1999
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $    192  $   (400)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      163       129
        Provision for loan losses                          241       230
        (Increase) decrease in accrued income
          receivable                                      (146)     (197)
        Increase in interest payable                        50        56
        Other, net                                        (720)      (22)
                                                      ________  ________

         NET CASH USED BY OPERATING ACTIVITIES            (220)     (204)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                 4,889        15
   Maturities and calls of securities held-to-
      maturity                                               5     6,541
   Purchases of securities available-for-sale           (3,569)  (10,306)
   Net increase in loans                               (15,598)  (15,376)
   Purchases of premises and equipment                    (931)     (867)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES          (15,204)  (19,993)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 11,508    18,783
   Net increase in borrowed funds                        2,165     1,378
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       13,673    20,161
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                 (1,751)      (36)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,858     4,516
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,107  $  4,480
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  1,943  $    984
CASH PAYMENTS FOR INCOME TAXES                             -         -




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At June 30, 2000, the Company had approximately $105 million in consolidated assets, $76 million in consolidated loans, $85 million in consolidated deposits, and $13 million in consolidated shareholders' equity. For the six months ended June 30, 2000, the Company reported a consolidated net income of $192,000. For the same period, the Laurel Bank reported net income of $22,000, and the Hattiesburg Bank net income of $155,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                                June 30, 2000
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 154,000      1,152,878     $  .13
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           22,968
                                    _________    ___________

   Diluted per share                $ 154,000      1,175,846     $  .13
                                    =========    ===========     ======


                                           For the Six Months Ended
                                                June 30, 2000
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 192,000      1,152,878     $  .17
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           22,968
                                    _________    ___________

   Diluted per share                $ 192,000      1,175,846     $  .16
                                    =========    ===========     ======



                                         For the Three Months Ended
                                                 June 30, 1999
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ (41,000)     1,150,691     $ (.04)
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           24,062
                                    _________    ___________

   Diluted per share                $ (41,000)     1,174,753     $ (.03)
                                    =========    ===========     ======



                                           For the Six Months Ended
                                                June 30, 1999
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $(400,000)     1,075,118     $ (.37)
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           21,398
                                    _________    ___________

   Diluted per share                $(400,000)     1,096,516     $ (.36)
                                    =========    ===========     ======


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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $67.6 million at June 30, 2000, compared to $47.1 million at December 31, 1999. Loans increased
$8 million, or 18.9%, during the first six months of 2000. Deposits at June 30, 2000 totaled $56.5 million compared to $40.8 million at
December 31, 1999.   For the six month period ended June 30, 2000, the
Hattiesburg Bank reported net income of $155,000. At June 30, 2000, the Laurel Bank had total assets of $36.9 million, total loans of $26 million, and total deposits of $30.6 million. For the six month period ended
June 30, 2000, the Laurel Bank reported net income from operations of $22,000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2000, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2000, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $ 496
     Past due 90 days or more and still accruing         45

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $488,000 at June 30, 2000. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $127,000 at June 30, 2000. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $8.1 million as of June 30, 2000. In addition, loans and investment securities repricing or maturing within one year or less exceed $77.8 million at June 30, 2000. Approximately $9.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $253,000 at June 30, 2000.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2000, is $12.7 million, or approximately 12.0% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of June 30, 2000, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            7.9%        13.0%
            Tier 1 risk-based          9.7%        16.8%
            Total risk-based          10.7%        18.1%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $192,000 for the six months ending June 30, 2000, compared with consolidated net loss of $400,000 for the same period last year.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $1,928,000 from $1,270,000 for the first six months ending June 30, 2000, or an increase of 52%. Earning assets through June 30, 2000, increased $32.4 million and interest-bearing liabilities also increased $32.0 million compared to June 30, 1999, reflecting increases of 52.4% and 63.3%, respectively.

Noninterest income for the six months ending June 30, 2000, was $304,000 compared to $203,000 for the same period in 1999, reflecting an increase of $101,000, or 49.8%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the six months ending June 30, 2000, was $202,000 compared with $43,000 for the same period in 1999.

The provision for loan losses was $241,000 in the first six months of 2000 compared with $230,000 for the same period in 1999. The allowance for loan losses of $920,000 at June 30, 2000 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $156,000, or 9.5%, in the second quarter of 2000, compared with the same period in 1999. The increase is due primarily to an increase in salaries and operating expense and decrease in preopening expenses associated with the formation and preparation of the opening of the Laurel bank in 1999.

No provision for income tax expense has been provided. At June 30, 2000, the Company had available approximately $191,000 of consolidated net operating loss carryovers.


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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held April 27, 2000, the following proposals were approved:

         1. The following six individuals were elected to serve as Class II directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2003:

                  Trent A. Mulloy           Charles T. Ruffin
                  David E. Johnson          Andrew D. Stetelman
                  Dawn T. Parker


             Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

                                             For    Against  Withheld
                                           _______  _______  ________

                  Trent A. Mulloy          634,350      0       1,285
                  David E. Johnson         634,485      0       1,150
                  Dawn T. Parker           634,485      0       1,150
                  Charles T. Ruffin        633,985      0       1,650
                  Andrew D. Stetelman      634,335      0       1,300

             The terms of the Class I directors expire at the 2002 Annual Shareholders Meeting. The terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting. Our directors and their classes are:

                 Class I               Class II            Class III

             Perry E. Parker        Trent A. Mulloy      David W. Bomboy
             Ted E. Parker          David E. Johnson     E. Ricky Gibson
             Dennis L. Pierce       Dawn T. Parker       Fred A. McMurry
             J. Douglas Seidenburg  Charles T. Ruffin    David L. Rice,
             Ralph T. Simmons       Andrew D. Stetelman    III, D.M.D.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





      August 11, 2000                  /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


      August 11, 2000                  /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer