Form 10QSB
period 2000-09-30
FIRST BANCSHARES INC /MS/
filed 2000-11-14
CIK 947559

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2000
                                              ------------------
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

                                    YES  X   NO
                                        ---     ---
ON NOVEMBER 8, 2000, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---




                       PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)                         (Unaudited)
                                                September 30, December 31,
      ASSETS                                        2000         1999
                                                 __________   ___________

Cash and due from banks                           $  2,840      $  3,184
Interest-bearing deposits with banks                   287           308
Federal funds sold                                   4,935         6,366
                                                  ________      ________
    Total cash and cash equivalents                  8,062         9,858
                                                  ________      ________

Securities held-to-maturity, at amortized cost          60           105
Securities available-for-sale, at fair value        15,370        14,376
                                                  ________      ________
    Total securities                                15,430        14,481
                                                  ________      ________
Loans                                               81,279        61,626

Allowance for loan losses                             (913)         (739)
                                                  ________      ________
      Loans, net                                    80,366        60,887
                                                  ________      ________

Premises and equipment                               6,779         4,396
Accrued interest receivable                            986           662
Other assets                                         1,382         1,072
                                                  ________      ________

                                                  $113,005      $ 91,356
                                                  ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                         $ 10,426      $  8,085
      Time, $100,000 or more                        24,910        16,442
      Interest-bearing                              57,065        48,987
                                                  ________      ________
         Total deposits                             92,401        73,514
                                                  ________      ________
   Interest payable                                    440           280
   Borrowed funds                                    7,186         4,991
   Other liabilities                                   100            98
                                                  ________      ________
         TOTAL LIABILITIES                         100,127        78,883
                                                  ________      ________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at September 30,
      2000 and December 31, 1999                     1,153         1,153
   Paid-in capital                                  12,376        12,376
   Accumulated deficit                                (574)         (924)

   Accumulated other comprehensive income              (77)         (132)
                                                  ________      ________
         TOTAL SHAREHOLDERS' EQUITY                 12,878        12,473
                                                  ________      ________

                                                  $113,005      $ 91,356
                                                  ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                             (Unaudited)    (Unaudited)
                                            Three Months    Nine Months
                                               Ended           Ended
                                           September 30,    September 30,
                                           ______________  ______________
                                            2000    1999    2000    1999
                                           ______  ______  ______  ______
INTEREST INCOME:
   Loans, including fees                   $1,971  $1,224  $5,360  $3,144
   Securities:
      Taxable                                 221     210     687     453
      Tax exempt                              -       -       -         5
   Federal funds sold                          70      35     130     144
   Other                                       11       2      17      35
                                           ______  ______   _____  ______
          TOTAL INTEREST INCOME             2,273   1,471   6,194   3,781

INTEREST EXPENSE:
   Deposits                                 1,143     653   2,970   1,638
   Other borrowings                           107      35     273      90
                                           ______  ______  ______  ______
         TOTAL INTEREST EXPENSE             1,250     688   3,243   1,728
                                           ______  ______  ______  ______
         NET INTEREST INCOME                1,023     783   2,951   2,053
PROVISION FOR LOAN LOSSES                      63     116     304     346
                                           ______  ______  ______  ______
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES          960     667   2,647   1,707

OTHER INCOME:
   Service charges on deposit accounts        103      25     305      68
   Other service charges, commissions and
     fees                                      82      84     184     244
                                           ______  ______  ______  ______
        TOTAL OTHER INCOME                    185     109     489     312

OTHER EXPENSES:
   Salaries and employee benefits             523     395   1,491   1,223
   Occupancy and equipment expense            153     133     448     350
   Preopening costs                           -       -       -       187
   Other operating expenses                   311     246     847     657
                                           ______  ______  ______  ______
        TOTAL OTHER EXPENSES                  987     774   2,786   2,417
                                           ______  ______  ______  ______

        INCOME (LOSS) BEFORE INCOME TAXES     158       2     350    (398)

INCOME TAXES                                  -       -       -       -
                                           ______  ______  ______  ______

        NET INCOME (LOSS)                  $  158  $    2  $  350  $ (398)
                                           ======  ======  ======  ======

INCOME (LOSS) PER SHARE - BASIC            $  .14  $  .01  $  .30  $ (.37)
INCOME (LOSS) PER SHARE - ASSUMING
   DILUTION                                $  .13  $  .01  $  .29  $ (.36)



                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        2000      1999
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $    350  $   (398)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      246       196
        Provision for loan losses                          304       346
        Increase in accrued interest receivable           (324)     (128)
        Increase in interest payable                       160        66
        Other, net                                        (313)      804
                                                      ________  ________
         NET CASH PROVIDED BY OPERATING ACTIVITIES         423       886
                                                      ________  ________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                             45        15
   Maturities and calls of securities
      available-for-sale                                 7,634     6,941
   Purchases of securities available-for-sale           (8,573)  (15,924)
   Net increase in loans                               (19,783)  (25,154)
   Purchases of premises and equipment                  (2,624)     (930)
                                                      ________  ________
        NET CASH USED BY INVESTING ACTIVITIES          (23,301)  (35,052)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 18,887    30,467
   Net increase in borrowed funds                        2,195     3,502
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES       21,082    33,969
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                 (1,796)     (197)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,858     4,516
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,062  $  4,319
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  3,083  $  1,662
CASH PAYMENTS FOR INCOME TAXES                             -         -



                           THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


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

On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the First National Bank of the Pine Belt (Laurel Bank). The offering was closed on December 31, 1998, with 428,843 shares subscribed with an aggregate purchase price of $6.4 million. On January 19, 1999, the Laurel Bank received approval from its banking regulator to begin banking operations, and the Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank. Simultaneously, the 428,843 shares subscribed to in the offering were issued.

The Hattiesburg and Laurel Banks are wholly-owned subsidiaries of the Company.

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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At September 30, 2000, the Company had approximately $113.0 million in consolidated assets, $80.4 million in consolidated loans, $92.4 million in consolidated deposits, and $12.9 million in consolidated shareholders' equity. For the nine months ended September 30, 2000, the Company reported a consolidated net income of $350,000. For the same period, the Laurel Bank reported net income of $49,000, and the Hattiesburg Bank net income of $282,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                             September 30, 2000
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $158,000     1,152,878       $ .14
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -          22,968
                                     ________     _________

   Diluted per share                 $158,000     1,175,846       $ .13
                                     ========     =========       =====


                                           For the Nine Months Ended
                                              September 30, 2000
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $350,000     1,152,878       $ .30
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -          22,968
                                     ________     _________

   Diluted per share                 $350,000     1,175,846       $ .29
                                     ========     =========       =====



                                         For the Three Months Ended
                                             September 30, 1999
                                    _____________________________________
                                    Net Income     Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $ 2,000      1,150,691      $ .01
                                                                 =====
   Effect of dilutive shares:
      Stock options                      -           24,062
                                     _______      _________

   Diluted per share                 $ 2,000      1,174,753      $ .01
                                     =======      =========      =====



                                           For the Nine Months Ended
                                              September 30, 1999
                                    _____________________________________
                                     Net Loss      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $(398,000)    1,064,922      $(.37)
                                                                 =====
   Effect of dilutive shares:
      Stock options                       -          21,930
                                    _________     _________

   Diluted per share                $(398,000)    1,086,852      $(.36)
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

The subsidiary Banks represent the primary assets of the Company. The Hattiesburg Bank reported total assets of $72.1 million at September 30, 2000, compared to $60.7 million at December 31, 1999. Loans increased $12.8 million, or 30.0%, during the first nine months of 2000. Deposits at September 30, 2000, totaled $60.7 million, compared to $50.4 million
at December 31, 1999.   For the nine month period ended September 30, 2000,
the Hattiesburg Bank reported net income of $282,000, compared to $115,000 for the nine months ended September 30, 1999. At September 30, 2000, the Laurel Bank had total assets of $40.1 million, compared to $30.2 million at December 31, 1999, total loans of $26.0 million, compared to $18.4 million at December 31, 1999, and total deposits of $33.5 million, compared to $25.5 million at December 31, 1999. For the nine month period ended September 30, 2000, the Laurel Bank reported net income from operations of $49,000, compared to a net loss of $522,000 for the nine months ended September 30, 1999.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2000, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2000, the subsidiary banks had loans past due as follows:

                                                 ($ In Thousands)

     Past due 30 through 89 days                      $182,000
     Past due 90 days or more and still accruing        44,000

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled
$424,000 at September 30, 2000. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $67,000 at September 30, 2000. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $8.1 million as of September 30, 2000. In addition, loans and investment securities repricing or maturing within one year or less exceed $52 million at September 30, 2000. Approximately $10 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $458,000 at September 30, 2000.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2000, is $12.9 million, or approximately 11.4% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of September 30, 2000, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            6.6%        11.6%
            Tier 1 risk-based          9.8%        15.7%
            Total risk-based          10.8%        16.7%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $350,000 for the nine months ending September 30, 2000, compared with consolidated net loss of $398,000 for the same period last year. Included in the consolidated net operating loss for the nine months ending September 30, 1999, was preopening expenses of the Laurel Bank of $187,000.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $6.2 million from $3.8 million for the first nine months ending September 30, 2000, or an increase of 63.8%. Earning assets through September 30, 2000, increased $28.7 million and interest-bearing liabilities also increased $25.7 million compared to September 30, 1999, reflecting increases of 50.5% and 40.4%, respectively.

Noninterest income for the nine months ending September 30, 2000, was $489,000 compared to $312,000 for the same period in 1999, reflecting an increase of $177,000, or 56.7%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the nine months ending September 30, 2000, was $305,000 compared with $68,000 for the same period in 1999.

The provision for loan losses was $304,000 in the first nine months of 2000 compared with $346,000 for the same period in 1999. The allowance for loan losses of $913,000 at September 30, 2000 (approximately 1.12% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $369,000, or 15.2%, in the third quarter of 2000, compared with the same period in 1999. The increase is due primarily to an increase in salaries and operating expense and decrease in preopening expenses associated with the formation and preparation of the opening of the Laurel bank in 1999.

No provision for income tax expense has been provided. At September 30, 2000, the Company had available approximately $125,000 of tax benefits due to net operating loss carryovers and other tax credits.


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

Through 1999, the cost of the Year 2000 project was approximately $30,000. Costs incurred in 2000 for ongoing monitoring and support activities are not significant.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         First National Bank of South Mississippi is a defendant in a lawsuit in which the plaintiff alleges it was injured due to the failure of the Bank to extend or renew its loan with the Bank. Management is of the opinion the suit is without merit and intends to vigorously defend its position.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





      November 13, 2000                /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


      November 13, 2000                /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer