Form 10KSB
period 2000-12-31
FIRST BANCSHARES INC /MS/
filed 2001-03-29
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2000

                                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ____ to ____

                                           Commission file no. 33-94288

                                            THE FIRST BANCSHARES, INC.
                                --------------------------------------------------
                                  (Name of Small Business Issuer in Its Charter)

                 Mississippi                                                       64-0862173
 -------------------------------------------------------------        -------------------------------------------------------------
         (State or Other Jurisdiction of                              (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                             39402
--------------------------------------------------------------         ------------------------------------------------------------
       (Address of principal executive offices)                                            (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                                ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                       Name of Each Exchange on
             Title of Each Class                                              Which Registered
             -------------------                                       -------------------------- --

                  None                                                                  None
-----------------------------------------------------        ----------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                           Common Stock, $1.00 par value
-----------------------------------------------------------------------------------------------------------------------------------
                                                 (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X           No
    -------------------    -----------------

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.    9,358,503
                                                                  ------------------------------------------------

        The aggregate market value of the Common Stock held by non-affiliates of the Company on March 14, 2001, was $13,313,175. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $15 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,152,878

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated March 29, 2001, and the Annual Report to the Stockholders for the year ended December 31, 2000.

        Transitional Small Business Disclosure Format. (Check one):

Yes                    No         X
    ------------------    -------------------

                                            THE FIRST BANCSHARES, INC.
                                                    FORM 10-KSB
                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                      PART I

                                                      PART II

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.................................................................14

                                                     PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................................................15
ITEM 10.     EXECUTIVE COMPENSATION..............................................................................15
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..........................................................................................15
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................15
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...............................................................15
i

THE FIRST BANCSHARES, INC.FORM
10-KSB

PART I

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY

General

        The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (the “Hattiesburg Bank”). The Hattiesburg Bank began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg, Mississippi, and in November 1996 opened a branch office in Purvis, Mississippi. The Hattiesburg Bank opened an additional branch office on Lincoln Road in Hattiesburg in the fourth quarter of 1998. In June 1998, the Company entered into a bank development agreement with the organizers of a proposed de novo community bank to be established in Laurel, Mississippi and to be known as The First National Bank of the Pine Belt (the “Laurel Bank”). In connection with the opening of the Laurel Bank, the Company raised approximately $6.4 million in a public offering which commenced in September 1998 and closed on December 31, 1998. The Company used $5.0 million of the proceeds of the offering to capitalize the Laurel Bank. The Laurel Bank began operations on January 19, 1999.

        The Company currently engages in a general commercial and retail banking business through the Hattiesburg Bank and the Laurel Bank, characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns, and individuals.

Location and Service Area

        The Hattiesburg Bank. The Hattiesburg Bank serves the cities of Hattiesburg and Purvis and the surrounding areas of Lamar and Forrest Counties, Mississippi. The Hattiesburg Bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The Hattiesburg Bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi,also in

Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth location at 3318 Hardy Street in Hattiesburg.

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

        The Laurel Bank. The Laurel Bank serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Laurel Bank’s main office is located at 1945 Highway 15 North, Laurel, Mississippi. The Laurel Bank expects to draw 75% of its retail business within a five mile radius of this location, with the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County that are within a 15 mile radius of the Laurel Bank.

Marketing Focus

        The Hattiesburg Bank’s primary service area includes portions of Lamar and Forrest Counties, and the Laurel Bank’s primary service area includes Jones County, Mississippi. According to the U.S. Census Bureau, Lamar County is one of the fastest growing counties in Mississippi with a population of 33,642 in 1995, reflecting a 10.6% increase from the 1990 population of 30,424. The per capita income in Lamar County was $14,450 in 1993, as compared to $14,858 for Mississippi as a whole. Similarly, the population of Forrest County grew 6.5%, from 68,134 to 72,553, between 1990 and 1995, and the population of Jones County grew 1.6%, from 62,031 to 63,001, during this period. In 1993, the per capita income was $14,824 in Forrest County and $15,146 in Jones County, as compared to $14,858 for Mississippi as a whole.

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

•	Deposit Services. The Banks offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to each bank’s principal market area at rates competitive to those offered by other banks in the area. In addition, the Banks offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law. The Banks solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

•	Loan Products. The Banks offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Banks also make real estate construction and acquisition loans. The Banks’ lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general the Banks are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus. The Banks may not make any loans to any director, officer, employee, or 10% shareholder unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Bank.

•	Mortgage Loan Division. The Hattiesburg Bank established a mortgage loan division through which it will broaden the range of services that it offers to its customers. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. The Hattiesburg Bank anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

•	Other Services.Other bank services include on-line Internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Banks are associated with the Money Belt, Gulfnet, and Plus networks of automated teller machines that may be used by the Banks’ customers throughout Mississippi and other regions. The Banks also offer VISA and MasterCard credit card services through a correspondent bank.

Competition

        The Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Mississippi law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in Mississippi is highly competitive. Many large banking organizations currently operate in the Company’s market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.

        The Company faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies, and other institutions in the Company’s market area. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Company. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Company and offer certain services such as trust banking that the Company does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Company that may provide these competitors with an advantage in geographic convenience that the Company does not have at present.

        Currently there are ten other commercial banks, one savings institution, and three credit unions operating in the Hattiesburg Bank’s primary service area, and seven other commercial banks and two credit unions operating in the Laurel Bank’s primary service area.

Employees

        As of March 1, 2001, the Hattiesburg Bank had 38 full-time employees and 5 part-time employees, and the Laurel Bank had 17 full-time employees and 3 part-time employees. The Company does not have any employees other than its officers.

SUPERVISION AND REGULATION

        The Company and its banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Banks may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

The Company

        Because it owns the outstanding capital stock of the Hattiesburg and Laurel Banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA").

        The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s and the Banks’ activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Banks to the Company (although the ability of the Banks to pay dividends is subject to regulatory restrictions as described below in “The Banks - Dividends”). The Company is also able to raise capital for contribution to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Banks

        The Hattiesburg and Laurel Banks operate as national banking associations incorporated under the laws of the United States and subject to examination by the Office of Comptroller of the Currency (“OCC”). Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Banks’ operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Banks to maintain certain capital ratios and imposes limitations on the Banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Banks are required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

        Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Banks have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Banks, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Banks’ cost of funds, and there can be no assurance that such cost can be passed on to the Banks’ customers.

        Transactions With Affiliates and Insiders. The Banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

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

        Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under FDICIA, the banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See “Capital Regulations” below.

        Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi law, the Banks may open branches throughout Mississippi with the prior approval of the OCC. In addition, with prior regulatory approval, the Banks are able to acquire existing banking operations in Mississippi. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See “Recent Legislative Developments.”

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

        Other Regulations. Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks’ loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000, the Company, the Hattiesburg Bank, and the Laurel Bank were qualified as “well capitalized.”

        Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        These capital guidelines can affect the Company in several ways. If the Company continues to grow at a rapid pace, a premature “squeeze” on capital could occur making a capital infusion necessary. The requirements could impact the Company’s ability to pay dividends. The Company’s present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance, or poor earnings performance could change the Company’s capital position in a relatively short period of time.

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

        Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties” (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution’s affairs). These practices can include the failure of an institution to timely file required reports; the filing of false or misleading information; or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies’ power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. The earnings of the Banks are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Recent Legislative Developments. On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). This Act became effective on September 29, 1995 and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Since June 1, 1997, the Interstate Banking Act has allowed banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

        On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:
•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        In order for a bank holding company to take advantage of the ability to affiliate with other financial services providers, that company must become a “Financial Holding Company” as permitted under an amendment to the BHCA. To become a Financial Holding Company, the company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the Company has at least a “satisfactory” CRA rating.

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

        A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

        The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of the Hattiesburg Bank and the Laurel Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as the Hattiesburg Bank and the Laurel Bank. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

        During January 2001, the Company made application to the Federal Reserve Bank to become a financial holding company; however, the Company has no current plans to pursue expanded activities under the Financial Services Modernization Act. The Company’s management has not determined at this time whether it will seek to form a financial subsidiary. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the

Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

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

ITEM 2. DESCRIPTION OF PROPERTY.

        The Hattiesburg Bank. The Hattiesburg Bank has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The Hattiesburg Bank also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth office located at 3318 Hardy Street in Hattiesburg which is held by the Hattiesburg Bank under lease with an option to purchase.

        The Laurel Bank. The Laurel Bank's main office is located in a 12,000 square foot building on a 1.3 acre parcel located at 1945 Highway 15 North, Laurel, Mississippi.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        In response to this Item, the information contained on page 49 of the Company’s Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATION

        In response to this Item, the information contained on pages 3 through 20 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT CERTIFIED
          PUBLIC ACCOUNTANTS' REPORT.

        In response to this Item, the information contained on pages 21 through 48 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.
Not applicable.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        In response to this Item, the information contained on or about pages 2 through 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        In response to this Item, the information contained on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        In response to this Item, the information contained on pages 7 through 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In response to this Item, the information contained on pages 11 through 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, is incorporated herein by reference.

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

         13                The Company's 2000 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                           Company's Form 10-KSB filed March 31, 1999)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December
31, 2000.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date:   3/27      ,2001                                       By:     /s/ David E. Johnson
      ------------                                                 ------------------------------------------------
                                                                   David E. Johnson
                                                                   President and Chief Executive Officer
                                                                   (Principal Executive Officer)

Date:   3/27      ,2001                                       By:    /s/ Charles T. Ruffin
     -------------                                                 ------------------------------------------------
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

SIGNATURES                                           CAPACITIES                             DATE
----------                                           ----------                             ----

/s/ J. Douglas Seidenburg                            Director                                     3/27      , 2001
------------------------------------------                                                   ---------------

/s/ Trent A. Mulloy                                  Director                                     3/27      , 2001
------------------------------------------                                                   ---------------

/s/ Charles T. Ruffin                                Director                                     3/27      , 2001
------------------------------------------                                                   ---------------

/s/ Ralph T. Simmons                                 Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ A. L. Smith                                      Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ David W. Bomboy, M.D.                            Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ Ted E. Parker                                    Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ Andrew D. Stetelman                              Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ Dawn T. Parker                                   Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ Dennis L. Pierce                                 Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ E. Ricky Gibson                                  Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ Fred A. McMurry                                  Director                                    3/27       , 2001
------------------------------------------                                                   ---------------

/s/ David E. Johnson                                 President, CEO, and Director                3/27       , 2001
------------------------------------------                                                   ---------------
                                                     (Principal Executive Officer)

/s/ Charles T. Ruffin                                Chief Financial Officer                     3/27       , 2001
------------------------------------------                                                   ---------------
                                                     (Principal Accounting and
                                                     Principal Financial Officer)

                                                 INDEX TO EXHIBITS

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

         13                The Company's 2000 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                           Company's Form 10-KSB filed March 31, 1999)

EXHIBIT 13

THE FIRST BANCSHARES, INC.
2000 ANNUAL REPORT

SHAREHOLDER INFORMATION

ANNUAL MEETING

        The Annual Meeting of Shareholders will be held at 5:00 p.m., Thursday, April 26, 2001, at the principal offices of The First National Bank of South Ms, 6480 U.S. Highway 98 West, Hattiesburg, MS 39402. All shareholders are invited.

STOCK TRANSFER                                       AGENT INDEPENDENT AUDITOR

Registrar and Transfer Company                       T.E. Lott & Company
10 Commerce Blvd.                                    A Professional Association
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

        The Form 10-KSB Annual Report to the Securities and Exchange Commission, including financial statements and financial statement schedules, serves as the alternative annual disclosure statement pursuant to 12 CFR § 350.5.

        The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 14, 2001, the Company had 1,152,878 shares outstanding, held by shareholders of record.

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

        The Company is not aware of all prices at which the Common Stock has been traded since the initial offering. Based on information available to the Company from a limited number of sellers and purchasers of Common Stock, the Company is aware of several transactions between August 27, 1996 and December 31, 1996, all of which were at $10.00 per share, and the Company believes transactions in the Common Stock ranged from $10.00 to $12.00 during 1997, from $12.00 to $17.50 during 1998, from $15.00 to $17.50 during 1999, and from $15.00 to $18.00 during 2000.

MANAGEMENT’S DISCUSSION AND ANALYSISOF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg. The First also operates two branches in Hattiesburg and one in Purvis, Mississippi. In June 1998, the Company entered into a bank development agreement with the organizers of The First National Bank of the Pine Belt (“Pine Belt”) a de novo community bank located in Laurel, Mississippi which involved the Company having a stock offering from which the funds would be used to inject into Pine Belt. The offering was completed on December 31, 1998, with 428,843 common shares subscribed at $15 per share. Upon receipt of regulatory approval, the Company issued the subscribed shares and contributed $5 million to Pine Belt in exchange for all of its common stock. Pine Belt began banking operations on January 19, 1999. Pine Belt has one office located in Laurel, Mississippi. The Company and its subsidiary banks engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small - to medium-sized businesses, professional concerns, and individuals. The First and Pine Belt are wholly-owned subsidiary banks of the Company.

        The Company’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its subsidiary banks’ deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as “Federal Funds sold”) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company’s loans and deposits, as well as the profit margin (“interest spread”) and fee income which can be generated on these amounts.

        The Company grew from approximately $91 million in total assets, $60.9 million in loans, $73.5 million in deposits, and $12.4 million in shareholders’ equity at December 31, 1999 to approximately $117.6 million in total assets, $80.7 million in loans, $96.8 million in deposits, and $13.2 million in shareholders’ equity at December 31, 2000. The Company enjoyed its first quarterly profit in the third quarter of 1997 and reported a net profit for the year 1998. For the year ended 1999, the Company reported a net loss of $173,000. Included in this loss was a loss of $513,000 reported by Pine Belt for the period beginning January 19, 1999 (opening date) and ended December 31, 1999. The First reported net income of $330,000 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company reported consolidated net income of $565,000. Pine Belt reported net income of $168,000, and the First reported net income of $403,000. Comparisons of the Company's results for all of the periods presented should be made with an understanding of the Company’s short history. The following discussion should be read in conjunction with the preceding “Selected Consolidated Financial Data” and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere.

14

        The following table demonstrates the Company’s growth during each calendar year from August 5, 1996 (when The First opened for business) through December 31, 2000.

                                    SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS
                                   (Dollars In Thousands, Except Per Share Data)

                                                                December 31,
                               -----------------------------------------------------------------------------
                                   2000           1999(1)           1998             1997             1996
                               -----------     ----------       ----------        ---------       ---------
Earnings:
    Net interest income        $    4,083      $    2,929       $    1,617        $     881       $     370
    Provision for loan
       losses                         325             408              170              156              37
    Noninterest income                684             396              215              216               4
    Noninterest expense             3,883           3,212            1,595            1,203             693
    Net income (loss)                 565            (173)              67             (262)           (356)

Per Share Data:
    Basic net income
       per share                     $.49           $(.15)            $.09            $(.36)          $(.58)
    Diluted net income
       per share                      .48            (.15)             .09             (.36)           (.58)

Selected Year End
    Balances:
       Total assets          $    117,582   $      91,356    $      49,912     $     27,527    $     14,177
       Securities                  19,390          14,481            7,486            4,303           4,216
       Loans                       80,656          60,887           32,059           17,294           4,290
       Deposits                    96,845          73,514           35,667           21,058           7,506
       Stockholders'
          equity                   13,181          12,473            6,422            6,368           6,621

(1) Includes the first period of operations of Pine Belt.
Results of Operations

        For the year 2000, the Company reported a consolidated net income of $565,000 or $.49 per share as compared to consolidated net loss of $173,000 or $.15 per share for the year 1999. The following is a summary of the results of operations by the subsidiary banks for the years ended December 31, 2000 and 1999. Pine Belt began operations on January 19, 1999.

15

    Results of operations by subsidiary bank:

                                                        (In thousands)
                                           The First                     Pine Belt

                                        2000       1999             2000            1999

    Interest income                  $ 5,882   $  4,129     $      2,792    $      1,318
    Interest expense                   3,115      2,017            1,582             597
                                     -------   --------     ------------    ------------
       Net interest income             2,767      2,112            1,210             721
    Provision for loan losses            169        134              156             274
                                     -------   --------     ------------    ------------
       Net interest income after
         provision for loan losses     2,598      1,978            1,054             447
                                     -------   --------     ------------    ------------
    Other income                         597        358              143              69
    Other expense                      2,706      2,127            1,117           1,029
    Income tax expense (benefit)          86       (121)             (88)             -
                                     -------   --------     ------------    ------------
       Net income (loss)             $   403   $    330     $        168    $       (513)
                                     -------   --------     ------------    ------------
                                     -------   --------     ------------    ------------

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2000 and 1999:

                                                                    2000            1999
                                                                ----------       ---------
    Net interest income:
       Combined net interest income of subsidiary banks         $    3,977       $   2,833
       Intercompany eliminations                                       106              96
                                                                ----------       ---------
                                                                $    4,083       $   2,929
                                                                ----------       ---------
                                                                ----------       ---------
    Net income:
       Combined net income (loss) of subsidiary banks           $      571       $    (183)
       Net income (loss) of the Company, excluding
          intercompany accounts                                         (6)             10
                                                                ----------       ---------
                                                                $      565       $    (173)
                                                                ----------       ---------
                                                                ----------       ---------
Consolidated Net Income

        The Company reported consolidated net income of $565,000 for the year ended December 31, 2000, compared to a consolidated net loss of $(173,000) for the year ended December 31 1999. The results of operations for the year 1999 were significantly affected by Pine Belt which reported a net loss of $513,000 in its first year of operations. This loss was anticipated by management and included significant organization, pre-opening, and other expenses associated with its formation and beginning of operations. For the year 2000, Pine Belt reported net income of $168,000. This was the result of an increase in interest income due to the growth of earning assets and to an income tax benefit resulting from a change in a deferred tax valuation allowance. For the year 2000, The First reported net income of $403,000 which resulted from continued increases in earning assets, principally loans. Also, The First had an increase in other income as service charges on deposit accounts increased due to growth in deposits. The increases in income by The First were partially offset by an increase in noninterest expense of $579,000 which was the result of anticipated staff additions and other operating costs related to the growth of the bank.

Consolidated Net Interest Income

        The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

        Consolidated net interest income was $4,083,000 for the year ended December 31, 2000, as compared to $2,929,000 for the year ended December 31, 1999. This increase was the direct result of an increase in average earnings assets for the year 2000 to $95,352,000 compared to $63,846,000 for the year 1999. This increase in earning assets was funded by an increase in deposits. Deposits at December 31, 2000, totaled $96,845,000 compared to $73,514,000 at December 31, 1999. Average interest-bearing liabilities for the year 2000 was $84,015,000 compared to $54,421,000 for the year 1999. At December 31, 2000, the net interest spread, the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.64% compared to 3.90% at December 31, 1999. The net interest margin (which is net interest income divided by average earning assets) was 4.28% for the year 2000, compared to 4.59% for the year 1999. Rates paid on average interest-bearing liabilities increased from 4.60% for the year 1999 to 5.46% for the year 2000. This was due to increased competition for funds from other financial institutions, as well as competitors for funds such as credit unions, brokerage firms, etc. Also, interest rates, as set by the Federal Reserve Bank, reflected increases throughout the year 2000. Average loans comprised 79.5% of average earning assets for the year 2000 compared to 74.9% for the year 1999. The interest spread and margin declined in 1999 when compared to 1998 due to promotional activities of Pine Belt to attract loans and deposits.

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

                                      Average Balances, Income and Expenses, and Rates

                                                                      Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                      2000                              1999                        1998
                                       ----------------------------------   ----------------------------  ------------------------

                                       Average      Income/     Yield/      Average     Income/   Yield/  Average   Income/  Yield/
                                       Balance     Expense      Rate        Balance     Expense    Rate   Balance  Expenses   Rate
                                                                              (Dollars in thousands)

Assets
Earning Assets
  Loans (1) (2)                        $75,845   $7,491         9.88%       $ 47,808    $4,531     9.48%  $25,919  $2,558     9.87%
  Securities                            15,366      965         6.28%         11,801       683     5.79%    6,873     400     5.81%
  Federal funds sold                     3,765      197         5.23%          3,531       179     5.07%    1,765      75     4.25%
  Other                                    376       22         5.85%            706        37     5.24%       42       2     4.76%
                                       -------   ------                     --------    ------             ------   -----
    Total earning assets                95,352    8,675         9.10%         63,846     5,430     8.50%   34,599   3,035     8.77%

Cash and due from banks                  3,760                                 2,927                          866
Premises and equipment                   5,688                                 3,527                        2,625
Other assets                             2,368                                 1,594                        1,140
Allowance for loan losses                 (884)                                 (398)                        (258)
                                      --------                              --------                      -------
         Total assets                 $106,284                              $ 71,496                      $38,972
                                      --------                              --------                      -------
                                      --------                              --------                      -------

Liabilities
  Interest-bearing liabilities         $84,015    4,592         5.46%       $ 54,421     2,501     4.60%  $29,342   1,418     4.83%
                                                 ------                                 ------                     ------
  Demand deposits (1)                    9,181                                 5,898                        3,006
  Other liabilities                        478                                   262                          204
  Shareholders' equity                  12,610                                10,915                        6,420
                                      --------                              --------                      -------
    Total liabilities and             $106,284                              $ 71,496                      $38,972
                                      --------                              --------                      -------
                                      --------                              --------                      -------
Net interest spread                                             3.64%                              3.90%                      3.94%
Net interest income/margin                       $4,083         4.28%                   $2,929     4.59%           $1,617     4.67%
                                                 ------                                 ------                     ------
                                                 ------                                 ------                     ------

____________________

                                                                                                                                                                                                (1)   All loans and deposits were made to borrowers in the
(1)  All loans and deposits were made to borrowers in the United States.  The Company had no significant nonaccrual loans during the periods presented.
(2)  Includes loan fees of $557, $443, and $310, respectively.

        Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

                                           Year Ended December 31,         Year Ended December 31,
                                        ------------------------------  ------------------------------
                                              2000 versus 1999                1999 versus 1998
                                         Increase (decrease) due to      Increase (decrease) due to
                                          Volume    Rate      Net        Volume     Rate      Net
                                                           (Dollars in thousands)
Earning Assets
  Loans                                  $ 1,736  $1,224    $2,960       $2,195    $  (222)  $1,973
  Securities                                  85     197       282          285         (2)     283
  Federal funds sold and securities
   purchased under agreements to resell        1      17        18           87         17      104
Other short-term investments                  (7)     (8)      (15)          35          -       35
                                         -------  ------    ------       ------    -------   ------
         Total interest income             1,815   1,430     3,245        2,602       (207)   2,395
                                         -------  ------    ------       ------    -------   ------

Interest-Bearing Liabilities
  Interest-bearing transaction accounts      152      49       201          153         (7)     146
  Money market accounts                      (33)    285       252          169         (4)     165
  Savings deposits                             3       5         8            4          -        4
  Time deposits                              543     824     1,367          714        (61)     653
  Borrowed funds                              93     170       263          116         (1)     115
                                         -------  ------    ------       ------    -------   ------
         Total interest expense              758   1,333     2,091        1,156        (73)   1,083
                                         -------  ------    ------       ------    -------   ------

Net interest income                      $ 1,057  $  97     $1,154       $1,446     $ (134)  $1,312
                                         -------  ------    ------       ------    -------   ------
                                         -------  ------    ------       ------    -------   ------

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

        The following tables illustrate the Company's consolidated interest rate sensitivity and consolidated cumulative gap position at December 31, 1998, 1999 and 2000.

                                                                   December 31, 1998
                                          --------------------------------------------------------------------
                                                           After Three
                                                Within       Through      Within    Greater Than
                                                Three        Twelve        One      One Year or
                                                Months       Months        Year     Nonsensitive     Total
                                                ------       ------        ----     ------------     -----
                                                                  (Dollars in thousands)

Assets
   Earnings Assets:
      Loans..............................     $   2,829     $   5,184    $   8,013    $  24,393    $  32,406
      Securities (2).....................         3,930           505        4,435        3,051        7,486
      Funds sold.........................         2,963             -        2,963                    2,963
                                              ---------      --------    ---------    ---------    ---------
        Total earning assets.............         9,722         5,689       15,411       27,444       42,855
                                              ---------      --------    ---------    ---------    ---------
Liabilities
   Interest-bearing liabilities:
   Interest-bearing deposits:
      NOW accounts (1)...................             -         3,302        3,302            -        3,302
      Money market accounts..............         6,932             -        6,932            -        6,932
      Savings deposits (1) ..............             -           417          417            -          417
      Time deposits......................         4,991         7,395       12,386        9,223       21,609
                                              ---------      --------    ---------    ---------    ---------
                                                 11,923        11,114       23,037        9,223       32,260

                                                                                                                                                                                                        Total interest-bearing deposits
   Borrowed funds........................         1,200             -        1,200            -        1,200
                                              ---------      --------    ---------    ---------    ---------
   Total interest-bearing liabilities....        13,123        11,114       24,237        9,223       33,460
                                              ---------      --------    ---------    ---------    ---------
   Interest-sensitivity gap per period...     $  (3,401)    $  (5,425)   $  (8,826)   $  18,221    $   9,395
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Cumulative gap at December 31, 1998...     $  (3,401)    $  (8,826)   $  (8,826)   $   9,395    $   9,395
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Ratio of cumulative gap to total              (7.94%)      (20.59%)     (20.59%)      21.92%
      earning assets at December 31, 1998

                                                                   December 31, 1999
                                          --------------------------------------------------------------------
                                                           After Three
                                                Within       Through      Within    Greater Than
                                                Three        Twelve        One      One Year or
                                                Months       Months        Year     Nonsensitive     Total
                                                ------       ------        ----     ------------     -----
                                                                  (Dollars in thousands)

Assets
   Earnings Assets:
      Loans..............................     $  16,050     $  10,503    $  26,553    $  35,073    $  61,626
      Securities (2).....................         2,402         1,014        3,416       11,065       14,481
      Funds sold and other...............         6,674            -         6,674           -         6,674
                                              ---------      --------    ---------    ---------    ---------
        Total earning assets.............        25,126        11,517       36,643       46,138       82,781
                                              ---------      --------    ---------    ---------    ---------
Liabilities
   Interest-bearing liabilities:
   Interest-bearing deposits:
      NOW accounts (1)...................     $     -       $   7,743    $   7,743    $     -      $   7,743
      Money market accounts..............        14,370           -         14,370          -         14,370
      Savings deposits (1) ..............           -             668          668          -            668
      Time deposits......................        10,918        20,777       31,695       10,952       42,647
                                              ---------      --------    ---------    ---------    ---------
       Total interest-bearing deposits           25,288        29,188       54,476       10,952       65,428
   Borrowed funds........................         1,000           404        1,404        3,586        4,990
                                              ---------      --------    ---------    ---------    ---------
   Total interest-bearing liabilities            26,288        29,592       55,880       14,538       70,418
                                              ---------      --------    ---------    ---------    ---------
   Interest-sensitivity gap per period...     $  (1,162)    $ (18,075)   $ (19,237)   $  31,600    $  12,363
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Cumulative gap at December 31, 1999...     $  (1,162)    $ (19,237)   $ (19,237)   $  12,363    $  12,363
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Ratio of cumulative gap to total
    earning assets at December 31, 1999          (1.40%)      (23.24%)     (23.24%)      14.93%

                                                                   December 31, 1999
                                          --------------------------------------------------------------------
                                                           After Three
                                                Within       Through      Within    Greater Than
                                                Three        Twelve        One      One Year or
                                                Months       Months        Year     Nonsensitive     Total
                                                ------       ------        ----     ------------     -----
                                                                  (Dollars in thousands)

Assets
   Earnings Assets:
      Loans..............................     $  16,527     $  16,379    $  32,906    $  48,728    $  81,634
      Securities (2).....................         9,080         1,675       10,755        8,636       19,391
      Funds sold and other...............         4,086            -         4,086           -         4,086
                                              ---------      --------    ---------    ---------    ---------
        Total earning assets.............        29,693        18,054       47,747       57,364      105,111
                                              ---------      --------    ---------    ---------    ---------
Liabilities
   Interest-bearing liabilities:
   Interest-bearing deposits:
      NOW accounts (1)...................     $     -       $  13,904    $  13,904    $     -      $  13,904
      Money market accounts..............        12,396           -         12,396          -         12,396
      Savings deposits (1) ..............           -             902          902          -            902
      Time deposits......................        12,778        31,152       43,930       15,581       59,511
                                              ---------      --------    ---------    ---------    ---------
        Total interest-bearing deposits          25,174        45,958       71,132       15,581       86,713
   Borrowed funds........................            -          4,092        4,092        2,768        6,860
                                              ---------      --------    ---------    ---------    ---------
   Total interest-bearing liabilities            25,174        50,050       75,224       18,349       93,573
                                              ---------      --------    ---------    ---------    ---------
   Interest-sensitivity gap per period...     $   4,519     $ (31,996)   $ (27,477)   $  39,015    $  11,538
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Cumulative gap at December 31, 2000...     $   4,519     $ (27,477)   $ (27,477)   $  11,538    $  11,538
                                              ---------      --------    ---------    ---------    ---------
                                              ---------      --------    ---------    ---------    ---------
   Ratio of cumulative gap to total earning
      assets at December 31, 2000 .......         4.30%       (26.14%)     (26.14%)      10.98%

______________

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

        The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive over the three month and greater-than-one- year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive-position would not be as indicative of the Company’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

        The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company’s short operating history and rapid growth. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

        Additions to the allowance for loan losses, which are reported as the provision for loan losses on the Company's consolidated statement of operations, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Management intends to begin allocating the allowance to loan categories once the loan portfolio becomes large and diversified enough to support such an allocation system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period, and current and anticipated economic conditions.

        At December 31, 2000 the consolidated allowance for loan losses amounted to $978,000, or 1.20% of outstanding loans. At December 31, 1999 and 1998, the allowance for loan losses amounted to $740,000 and $347,000, respectively which was 1.20% and 1.07% of outstanding loans at December 31, 1999 and 1998, respectively. The Company’s provision for loan losses was $325,000 for the year ended December 31, 2000, compared to $408,000 and $169,000 for the years ended December 31, 1999 and 1998, respectively. However, 1999 included $274,000 for Pine Belt which reflected management’s efforts to maintain an adequate allowance on an unseasoned loan portfolio. In each case, the provision was made based on management’s assessment of general loan loss risk and asset quality.

        The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. The Company had nonaccrual loans of $58,000 and no restructured or other nonperforming loans at December 31, 2000. At December 31, 2000 the Company had loans in the principal amount of $644,000 delinquent by more than 30 days, and loans of approximately $90,000 that were delinquent by more than 90 days. At December 31, 1999 the Company had loans in the principal amount of $379,000 delinquent by more than 30 days, and loans of approximately $31,000 that were delinquent by more than 90 days.

        A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At December 31, 2000 and December 31, 1999, the subsidiary banks had potential problem loans of:

                                                                                       2000              1999
                                                                                   -----------      ----------
   The First                                                                    $     242,362       $   27,345
   Pine Belt                                                                          739,608          290,268
Consolidated Allowance For Loan Losses

                                                                      Years Ended December 31,
                                                         2000        1999         1998       1997      1996
                                                         ----        ----         ----       ----      ----
                                                                            (Dollars in thousands)

Average loans outstanding........................        $75,845   $ 47,808     $ 24,359    $ 12,692  $  1,432
                                                         -------   --------     --------    --------  --------
                                                         -------   --------     --------    --------  --------
Loans outstanding at period end..................        $81,634   $ 61,626     $ 32,406    $ 17,487  $  1,432
                                                         -------   --------     --------    --------  --------
                                                         -------   --------     --------    --------  --------
Total nonperforming loans........................             58         19            -           -         -
                                                         -------   --------     --------    --------  --------
                                                         -------   --------     --------    --------  --------
Beginning balance of allowance...................            740        347          194          37         -
Loans charged-off................................           (161)       (25)         (16)          -         -
                                                         -------   --------     --------    --------  --------
Total loans charged-off..........................           (161)       (25)         (16)          -         -
                                                         -------   --------     --------    --------  --------
Total recoveries.................................             75         10            -           -         -
                                                         -------   --------     --------    --------  --------

Net loans charged-off............................            (86)       (15)         (16)          -         -
Provision for loan losses........................            324        408          169         157  $     37
                                                         -------   --------     --------    --------  --------
Balance at period end............................        $   978   $    740     $    347    $    194  $     37
                                                         -------   --------     --------    --------  --------
                                                         -------   --------     --------    --------  --------

Net charge-offs to average loans.................           .01%       .03%         .06%           -         -
Allowance as percent of total loans..............          1.20%      1.20%        1.07%       1.10%     0.86%
Nonperforming loans as a percentage of total loans          .01%       .03%            -           -         -
Allowance as a multiple of nonperforming loans...          16.9X      38.9X            -           -         -
Noninterest Income and Expense

        Noninterest Income. The Company’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, and official check fees.

        Noninterest income increased by $288,000 or 72.7% from $396,000 for the year ended December 31, 1999, to $684,000 for the year ended December 31, 2000. Included in this increase was an increase in activity fees related to deposits which was due to the growth of deposits. These activity fees were $487,000 for 2000 compared to $286,000 for 1999. Other service charges and fees totaled $167,000 for the year ended December 31, 2000, compared to $98,000 for the year ended December 31, 1999. This increase was also attributable to the growth in deposits and activities of the two banks.

        Noninterest expense increased from $3.2 million for the year ended December 31, 1999 to $3.9 million for the year ended December 31, 2000. The Company experienced increases in most expense categories, which reflects the continued growth of the Company. The largest increase was in salary and employee benefits, which increased by $308,000 in 2000 as compared to 1999. This increase included normal merit increases in salaries as well as the employment of additional employees throughout 2000. Occupancy and equipment expense increased from $521,000 in 1999 to $627,000 in 2000. This increase resulted primarily from costs related to the construction of and opening of Pine Belt's new main office building in September, 2000. In 1999, the Company had $215,000 in organization and preopening costs associated with the formation and opening of Pine Belt.

        Other expenses, including data processing and supplies, increased primarily as a result of the continued growth of the Company and the resulting increased lending and deposit activities. In light of the intense competition in the financial services market in recent years, management emphasizes expense management and will continue to evaluate and monitor growth in discretionary expense categories in an attempt to control future increases.

        The following table sets forth the primary components of noninterest expense for the periods indicated:

Noninterest Expense

                                                                              Years ended December 31,
                                                                        ------------------------------------
                                                                             2000         1999       1998
                                                                             ----         ----       ----
                                                                                 (In thousands)

Salaries and employee benefits....................................           $2,048     $1,653      $ 848
Occupancy.........................................................              251        224         96
Equipment.........................................................              376        297        152
Marketing and public relations....................................              119         81         39
Data processing...................................................               90         53         44
Supplies and printing.............................................              115        136         64
Telephone.........................................................               82         71         27
Correspondent services............................................               45         43         23
Deposit and other insurance.......................................               83         79         41
Professional and consulting fees..................................               97         58         30
Postage...........................................................               49         38         22
ATM fees..........................................................               53         37         15
Other.............................................................              475        227        194
Organization and pre-opening expense..............................                -        215          -
                                                                             ------     ------      -----
     Total........................................................           $3,883     $3,212     $1,595
                                                                             ------     ------      -----
                                                                             ------     ------      -----
Income Tax Expense

        The Company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. The Company then establishes a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that the tax benefit will be realized. Prior to 1999, the Company fully offset the deferred tax assets resulting primarily from the provision for loan losses, the deferred pre-opening costs, and the operating loss carryforwards by a valuation allowance in the same amount. In 2000 and 1999, management reevaluated the valuation allowance and because of profitablility trends and projections redetermined the likelihood of realization of the assets and adjusted the valuation allowance accordingly. The adjustment to the valuation allowance resulted in income tax benefits for each year.

Analysis of Financial Condition

Earning Assets

        Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2000, loans accounted for 77% of earning assets, as compared to 74% and 76% of earning assets at December 31, 1999 and 1998, respectively. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $75.8 million during 2000, as compared to $47.8 million in 1999 and $25.9 million in 1998, reflecting the substantial growth of the Company during the period.

        The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

                                                                           December 31,
                                               ---------------------------------------------------------------------

                                                        2000                    1999                   1998
                                                ---------------------   --------------------- ----------------------

                                                             Percent                 Percent               Percent
                                                  Amount     of Total     Amount     of Total    Amount    of Total
                                                  ------     --------     ------     --------    ------    --------
                                                                      (Dollars in thousands)

Commercial, financial and agricultural            $27,644      3.9%       $22,322      6.2%     $12,378       8.2%
Real Estate:
Mortgage-commercial                                 9,959      2.2%         9,139      4.8%       5,816       7.9%
Mortgage-residential                               26,258      2.2%        16,442      6.8%       7,119       2.0%
Construction                                        6,864       .4%         4,821       .8%       3,166        .8%
Consumer and other                                 10,909     13.3%         8,903     14.4%       3,927      12.1%
                                                  -------     -----        ------     -----      ------      -----
Total loans                                        81,634                  61,627               $32,406
                                                             100.0%                  100.0%                 100.0%
                                                             ------                  ------                 ------
                                                             ------                  ------                 ------
Allowance for loan losses                            (978)                   (740)                 (347)
                                                  -------                 -------               -------
Net loans.......................................  $80,656                 $60,887               $32,059
                                                  -------                 -------               -------
                                                  -------                 -------               -------

        In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

        The following table sets forth the Company's commercial and construction real estate loans maturing within specified intervals at December 31, 2000.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                   December 31, 2000
                                             -------------------------------------------------------------

                                                              Over One
                                             One Year            Year           Over Five
              Type                            or Less         Five Years           Years            Total
-------------------------------------------  --------         ----------         --------           ------
                                                                (Dollars in thousands)

Commercial, financial and agricultural..      $ 18,703          $  8,771          $    170        $  27,644
Real estate - construction..............         5,852             1,012               -              6,864
                                              --------          --------          --------        ---------
                                              $ 24,555          $  9,783          $    170        $  34,508
                                              --------          --------          --------        ---------
                                              --------          --------          --------        ---------

Loans maturing after one year with:
Fixed interest rates                                                                              $   3,657
Floating interest rates                                                                               6,296
                                                                                                  ---------
                                                                                                  $   9,953
                                                                                                  ---------
                                                                                                  ---------

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

        Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $15.4 million in 2000, as compared to $11.8 million in 1999 and $6.8 million in 1998. This represents 16.1%, 18.5%, and 19.9% of the average earning assets for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000, investment securities were $19.4 million and represented 18.6% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This objective is particularly important as the Company continues to grow its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, and corporate obligations with maturities up to five years.

        The following table summarizes the book value of securities for the dates indicated.

Securities Portfolio

                                                                 December 31,
                                                   ----------------------------------------
                                                       2000           1999           1998
                                                       ----           ----           ----
                                                                (In thousands)

Available-for-sale
    U.S. Treasury.............................      $    -         $      -        $   504
    U.S. Government agencies..................        16,463         12,608          3,282
    States and municipal subdivisions.........         1,242            413              -
    Corporate obligations.....................           900            800          3,343
    Other.....................................           727            555            235
                                                    --------       --------        -------
    Total available-for-sale..................        19,332         14,376          7,364
                                                    --------       --------        -------

Held-to-maturity
    U.S. Government agencies..................      $     59       $    105        $   122
                                                    --------       --------        -------

Total.........................................      $ 19,391       $ 14,481        $ 7,486
                                                    --------       --------        -------
                                                    --------       --------        -------

        The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2000.

Investment Securities Maturity Distribution and Yields (1)

                                                                   December 31, 2000
                                   ----------------------------------------------------------------------------------
                                                            After One But         After Five But
                                    Within One Year       Within Five Years      Within Ten Years     After Ten Years
                                   ------------------     ------------------     ----------------     ---------------
                                   Amount      Yield      Amount       Yield      Amount    Yield     Amount     Yield
                                   ------      -----      ------       -----      ------    -----     ------     -----

Helt-to-maturity:
   U.S. Government agencies (2)    $     -         -     $     -            -    $     -         -   $     -         -
Available-for-sale:
   U.S. overnment agencies (3)       6,192     5.96%       6,319        6.80%        600     6.83%         -         -
U.S. Government agencies (3)
States and municipal subdivisions        -         -         943        7.19%        299     6.38%         -          -
Corporate obligations                    -         -           -            -        400     6.70%       500      6.80%
Other (including equity
  securities)                            -         -           -            -          -         -       727       6.00%
                                   -------               -------                 -------             -------
    Total investment securities
       available-for-sale.         $ 6,192               $ 7,262                 $ 1,299             $ 1,227
                                   -------               -------                 -------             -------
                                   -------               -------                 -------             -------

____________________
(1)  Investments with a call feature are shown as of the contractual maturity date.
(2)  Excludes mortgage-backed securities totaling $59,000 with a yield of 8.50%.
(3)  Excludes mortgage-backed securities totaling $3.4 million with a yield of 6.44%.

        Short-Term Investments. Short-term investments, consisting of Federal Funds sold, averaged $3.8 million in 2000, $3.5 million in 1999, and $1.8 million in 1998. At December 31, 2000, and December 31, 1999, short-term investments totaled $3.8 million and $6.4 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

        Deposits. Average interest-bearing deposits increased $29.6 million, or 54.4%, to $84.0 million in 2000, from $54.4 million in 1999. Average total deposits increased $32.9 million, or 54.5%, in 2000. At December 31, 2000, total deposits were $96.8 million, compared to $73.5 million a year earlier, an increase of 31.7%.

        The following table sets forth the deposits of the Company by category for the periods indicated.

Deposits

                                                              December 31,
                                   ------------------------------------------------------------------

                                           1999                  1998                  1997
                                   --------------------   -------------------   -------------------

                                             Percent of            Percent of           Percent of
                                    Amount    Deposits    Amount    Deposits    Amount    Deposits
                                   -------   -----------  -------  ----------   ------  -----------
                                                        (Dollars in thousands)

Demand deposit accounts            $ 10,132     10.5%   $  8,146      11.1%   $  3,407      9.6%
NOW accounts                         13,904     14.4       7,909      10.8       3,302      9.2
Money market accounts                12,396     12.8      14,142      19.2       6,932     19.4
Savings accounts                        902       .9         670        .9         417      1.2
Time deposits less than $100,000     35,337     36.5      26,205      35.6      13,237     37.1
Time deposits of $100,000 or over     2,174     24.9      16,442      22.4       8,372     23.5
                                   --------    -----    --------     -----    --------    ------
   Total deposits                  $ 96,845    100.0%   $ 73,514     100.0%   $ 35,667    100.0%
                                   --------    -----    --------     -----    --------    ------
                                   --------    -----    --------     -----    --------    ------

        The Company’s loan-to- deposit ratio was 84.0% at December 31, 2000, 83.8% at December 31, 1999, and 90.9% at December 31, 1998. The loan-to-deposit ratio averaged 81.4% during 2000. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $73.0 million at December 31, 2000, $57.0 million at December 31, 1999 and $27.3 million at December 31, 1998. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth and maintain a loan-to-deposit ratio of approximately 80.0%. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits.

        The maturity distribution of the Company's certificates of deposit of $100,000 or more at December 31, 2000, is shown in the following table. The Company did not have any other time deposits of $100,000 or more.

Maturities of Certificates of Deposit
of $100,000 or More

                                                       After Three
                                       Within Three      Through     After Twelve
                                          Months      Twelve Months     Months          Total
                                       ------------   -------------  ------------    ---------
                                                         (Dollars in thousands)

December 31, 2000                         $5,673         $15,371         $3,130        $24,174

        Borrowed funds. Borrowed funds consist primarily of advances from the Federal Home Loan Bank of Dallas and federal funds purchased. At December 31, 2000, advances from the Federal Home Loan Bank totaled $6.5 million compared to $3.8 million at December 31, 1999. The advances are collateralized by first mortgage loans, Federal Home Loan Bank capital stock, and amounts on deposit with the Federal Home Loan Bank. Federal funds purchased was $1.0 million at December 31, 1999.

Capital

        Total shareholders’ equity as of December 31, 2000 was $13.2 million, an increase of $707,000 or approximately 5.7%, compared with shareholders’ equity of $12.5 million as of December 31, 1999. The Company completed a stock offering on December 31, 1998, and common stock was issued in January, 1999, upon receipt of regulatory approval. Proceeds, net of offering expenses, totaled approximately $6.3 million.

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The risk based regulatory minimum requirements are 4% for Tier 1 and 8% for total risk based capital.

        Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the subsidiary banks exceeded their minimum regulatory capital ratios as of December 31, 2000 and 1999.

Analysis of Capital

                           Regulatory Minimums
                        -------------------------
Capital Ratios          Adequately       Well              The Company               The First            Pine Belt
                        Capitalized  Capitalized           December 31,              December 31,         December 31,
                        ------------ -----------      ----------------------     ------------------     ------------------
                                                       2000         1999          2000        1999       2000      1999
                                                      ------       -----         -----       -----       -----    -----

Leverage..............     4.0%         5.0%          11.5%         14.9%        8.2%          9.0%       11.4%     17.2%
Risk-based capital:
     Tier 1...........     4.0%         6.0%          14.7%         18.7%        10.3%         11.3%      15.1%     22.1%
     Total............     8.0%         10.0%         15.8%         19.8%        11.4%         12.3%      16.3%     23.3%

Ratios

                                                                                     2000        1999       1998
                                                                                    -----       -----       -----

     Return on assets (net income (loss) divided by
        average total assets)                                                         .53%      (.2%)         .2%

     Return on equity (net income (loss) divided by
        average equity)                                                               4.5%     (1.6%)        1.4%

     Dividend payout ratio (dividends per share divided by
        net income per share)                                                          N/A        N/A         N/A

     Equity to asset ratio (average equity divided by average
        total assets)                                                                11.9%     15.3%         13.0%
Liquidity Management

        Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company’s market area.

        The Company sold 721,848 shares during its initial public offering in 1996, with net proceeds, after offering expenses, of $7.1 million. Approximately $5.3 million of the proceeds of the offering were used to capitalize The First. The remaining offering proceeds were used to provide working capital for the Company. With the successful completion of the initial public offering, the Company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the Company needed for operations. The Company sold 428,843 shares of its common stock for net proceeds, after offering expense of $6.3 million. Approximately $5 million was used to purchase the capital stock of Pine Belt. The Company's Federal Funds sold position, which is typically its primary source of liquidity, averaged $3.5 million during the year ended December 31, 1999 and totaled $6.4 million at December 31, 1999. Also, the Company has available advances from the Federal Home Loan Bank. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2000, advances available totaled approximately $18.3 million of which $6.5 million had been drawn.

        Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Accounting Matters

        In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities. ” This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its financial statements and that those instruments be measured at fair value. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this statement will have no impact on the Company's consolidated financial statements.

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

THE FIRST BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AND

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2000 AND 1999

Board of Directors and Stockholders The First Bancshares, Inc. Hattiesburg, Mississippi

        We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The First Bancshares, Inc., and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            /S/ T. E. LOTT & COMPANY

Columbus, Mississippi
January 24, 2001

                                                  THE FIRST BANCSHARES, INC.

                                                  CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31, 2000 AND 1999

          ASSETS                                                                             2000                 1999
                                                                                     -----------------     --------------
Cash and due from banks                                                               $      2,820,526   $      3,184,324
Interest-bearing deposits with banks                                                           372,950            308,341
Federal funds sold                                                                           3,712,662          6,365,915
                                                                                     -----------------     --------------
    Total cash and cash equivalents                                                          6,906,138          9,858,580
Held-to-maturity securities (Note C) (fair value of
    $60,326 and $107,541)                                                                       58,655            105,027
Available-for-sale securities (Note C) (at fair value)                                      19,331,611         14,375,706
Loans, net of reserve for loan losses of $978,462
    in 2000 and $739,601 in 1999 (Note D)                                                   80,655,946         60,886,615
Premises and equipment (Note E)                                                              7,141,518          4,396,487
Interest receivable                                                                          1,060,029            661,655
Other assets                                                                                 2,428,072          1,072,015
                                                                                     -----------------     --------------
                                                                                      $    117,581,969   $     91,356,085
                                                                                     -----------------     --------------
                                                                                     -----------------     --------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing                                                               $     10,132,496   $      8,084,996
    Time, $100,000 or more                                                                  24,174,273         16,441,896
    Other interest-bearing                                                                  62,538,519         48,986,775
                                                                                     -----------------     --------------
       Total deposits                                                                       96,845,288         73,513,667
Interest payable                                                                               487,222            280,317
Borrowed funds (Note F)                                                                      6,859,853          4,990,370
Other liabilities                                                                              209,053             98,283
                                                                                     -----------------     --------------
    Total liabilities                                                                      104,401,416         78,882,637
                                                                                     -----------------     --------------

Commitments and contingent liabilities (Note M )

Stockholders' Equity  (Note G):
    Common stock, par value $1 per share; 10,000,000 shares
       authorized; 1,152,878 shares issued and outstanding                                   1,152,878          1,152,878
    Preferred stock, par value $1 per share, 10,000,000
       shares authorized; no shares issued and outstanding                                        -                  -
    Additional paid-in capital                                                              12,376,136         12,376,136
    Accumulated deficit                                                                       (359,027)          (923,770)
    Accumulated other comprehensive income (loss)                                               10,566           (131,796)
                                                                                     -----------------     --------------
       Total stockholders' equity                                                           13,180,553         12,473,448
                                                                                     -----------------     --------------

                                                                                      $    117,581,969   $     91,356,085
                                                                                     -----------------     --------------
                                                                                     -----------------     --------------

                               The accompanying notes are an integral part of these statements.

                                                  THE FIRST BANCSHARES, INC.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                 2000               1999
                                                                                          ---------------    --------------
INTEREST INCOME
    Interest and fees on loans                                                            $     7,490,792    $    4,531,134
    Interest and dividends on securities - taxable                                                964,662           682,951
    Interest on federal funds sold                                                                197,482           178,994
    Interest on deposits in banks                                                                  21,638            37,243
                                                                                                8,674,574         5,430,322

INTEREST EXPENSE
    Interest on time deposits of $100,000 or more                                                 928,301           484,402
    Interest on other deposits                                                                  3,279,313         1,895,817
    Interest on borrowed funds                                                                    383,892           121,118
                                                                                                4,591,506         2,501,337

    Net interest income                                                                         4,083,068         2,928,985
    Provision for loan losses                                                                     324,545           407,700
       Net interest income after provision for loan losses                                      3,758,523         2,521,285

OTHER INCOME
    Service charges on deposit accounts                                                           487,226           286,335
    Other service charges and fees                                                                167,056            97,976
    Other                                                                                          29,647            11,910
                                                                                                  683,929           396,221
OTHER EXPENSE
    Salaries                                                                                    1,697,960         1,389,620
    Employee benefits                                                                             350,723           264,331
    Occupancy expense                                                                             251,329           223,597
    Furniture and equipment expense                                                               375,959           297,488
    Supplies and printing                                                                         115,325           136,107
    Organization and pre-opening costs                                                               -              214,934
    Other                                                                                       1,091,713           685,580
                                                                                                3,883,009         3,211,657

Income (loss) before income taxes                                                                 559,443          (294,151)

Income taxes (benefit) (Note I)                                                                    (5,300)         (121,260)

Net income (loss)                                                                         $       564,743    $     (172,891)

Net income (loss) per common share:
    Basic                                                                                            $.49             $(.15)
    Diluted                                                                                           .48              (.15)

                               The accompanying notes are an integral part of these statements.

                                                  THE FIRST BANCSHARES, INC.

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                     Accumulated
                                                                                                        Other
                                      Compre-                                                          Compre-
                                      hensive                                                          hensive-
                                      Income          Common           Paid-in     Accumulated          Income
                                      (Loss)           Stock           Capital         Deficit          (Loss)        Total
                                   -----------    ------------    -------------   -------------     ---------------  ---------
Balance,
    January 1, 1999                               $   721,848     $ 6,451,456     $  (750,879)     $    (193)       $ 6,422,232

Issuance of common
    stock (Note A)                                    428,843       5,904,997             -              -            6,333,840

Exercise of stock options                               2,187          19,683             -              -               21,870

Comprehensive loss:
    Net loss for 1999          $    (172,891)             -               -          (172,891)           -             (172,891)
    Net change in
      unrealized gain
      (loss) on available-
      for-sale securities,
      net of tax                    (131,603)             -               -               -         (131,603)          (131,603)
                                   -----------    ------------    -------------   -------------     ---------------  -----------
    Comprehensive loss         $    (304,494)
                                   -----------
                                   -----------

Balance,
    December 31, 1999                               1,152,878      12,376,136        (923,770)      (131,796)        12,473,448

Comprehensive income:
    Net income for 2000        $     564,743              -               -           564,743            -              564,743
    Net change in
      unrealized gain
      (loss) on available-
      for-sale securities,
      net of tax                     142,362              -               -               -          142,362            142,362
                                   -----------    ------------    -------------   -------------     ---------------  -----------
    Comprehensive income       $     707,105
                                   -----------
                                   -----------

Balance,
    December 31, 2000                             $ 1,152,878     $12,376,136      $ (359,027)     $  10,566        $13,180,553
                                                  ------------    -------------    ------------    ---------------- ------------
                                                  ------------    -------------    ------------    ---------------- ------------

                               The accompanying notes are an integral part of these statements.

                                                  THE FIRST BANCSHARES, INC.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                 2000               1999
                                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                   $       564,743      $     (172,891)
    Adjustments to reconcile net income (loss) to net cash:
       Depreciation and amortization                                                            373,821             317,728
       Stock dividends                                                                          (30,710)             (6,100)
       Provision for loan losses                                                                324,545             407,700
       Deferred income tax                                                                     (107,514)           (121,260)
       Amortization and accretion, net                                                          (72,247)            (12,649)
       Changes in:
          Interest receivable                                                                  (398,374)           (336,850)
          Other assets                                                                       (1,317,800)            868,127
          Interest payable                                                                      206,905             114,205
          Other liabilities                                                                     110,770              73,390
                                                                                        ---------------      ---------------

    Net cash provided by (used in) operating activities                                        (345,861)          1,131,400
                                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of available-for-sale securities                                              (14,898,612)        (17,448,724)
    Proceeds from maturities and calls of available-for-sale
       securities                                                                            10,216,921          10,317,702
    Proceeds from maturities and calls of held-to-maturity
          securities                                                                             46,294                -
    Increase in loans                                                                       (20,093,876)        (29,235,748)
    Additions to premises and equipment                                                      (3,078,412)         (1,059,016)
                                                                                        ---------------      ---------------

    Net cash used in investing activities                                                   (27,807,685)        (37,425,786)
                                                                                        ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits                                                                     23,331,621          37,846,908
    Proceeds from borrowed funds                                                              4,622,083           4,089,858
    Repayment of borrowed funds                                                              (2,752,600)           (299,488)
                                                                                        ---------------      ---------------

    Net cash provided by financing activities                                                25,201,104          41,637,278
                                                                                        ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                         (2,952,442)          5,342,892

Cash and cash equivalents at beginning of year                                                9,858,580           4,515,688
                                                                                        ---------------      ---------------

Cash and cash equivalents at end of year                                                $     6,906,138      $    9,858,580
                                                                                        ---------------      ---------------
                                                                                        ---------------      ---------------
Cash paid during the year for:
    Interest                                                                            $     4,384,601      $    2,387,132
    Income taxes                                                                                   -                  -

                               The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

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

In June, 1998, the Company entered into a development agreement with the organizers of Pine Belt, a de novo community bank in Laurel, Mississippi, for the purpose of Pine Belt becoming a wholly-owned subsidiary of the Company. In connection with the formation of Pine Belt, the Company made a public offering for the sale of a minimum of 340,000 shares and a maximum of 533,333 shares of its common stock at a price of $15 per share. The offering was closed on December 31, 1998. The net proceeds from the sale of common stock were used as an initial capital injection into Pine Belt and for general corporate purposes. The Company received subscriptions to purchase 428,843 shares of its common stock for an aggregate purchase price of $6,432,645. Offering expenses totaled $99,165. On January 19, 1999, Pine Belt received approval from the OCC to begin banking operations, and the Company used $5 million of the net proceeds to purchase all of Pine Belt’s capital stock.

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

(Continued)

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE B - SUMMARY OF ACCOUNTING POLICIES (Continued)

3.   Cash and Due From Banks

Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks.

4.   Securities

        Investments in securities are classified into three categories and are accounted for as follows:

Available-for-Sale Securities
Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for- sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported in stockholders’ equity, net of tax, when applicable, until realized.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2000 and 1999.

(Continued)

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE B - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

6.   Reserve for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operations is based upon management’s estimations of the amount necessary to maintain the reserve at an adequate level, considering losses charged to the loan portfolio, current economic conditions, credit reviews of the loan portfolio, and other factors warranting consideration. Reserves for any impaired loans are generally determined based on collateral values. Loans are charged against the reserve for loan losses when management believes the collectibility of the principal is unlikely. The reserve is maintained at a level believed adequate by management to absorb potential loan losses.

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

8.   Organization and Pre-opening Costs

Organization and pre-opening costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”

(Continued)

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE B - SUMMARY OF ACCOUNTING POLICIES (Continued)

9.   Stock Options

Financial Accounting Standards Board (FASB) Statement No. 123, ”Accounting for Stock-Based Compensation,” requires a fair value-based method of measuring employee stock options. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

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

(Continued)

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE B - SUMMARY OF ACCOUNTING POLICIES (Continued)

13. Per Share Amounts (Continued)

The following table discloses the reconciliation of the numerators and denominators of the basic and diluted computations:

                                                  For the Year Ended                              For the Year Ended
                                                   December 31, 2000                               December 31, 1999
                                -----------------------------------------------  ------------------------------------------------
                                    Net                                              Net
                                   Income                                           Income
                                   (Loss)           Shares        Per Share         (Loss)          Shares        Per Share
                                  (Numerator)    (Denominator)    Amount          (Numerator)     (Denominator)     Data
                                --------------   -------------    ----------      -----------     -------------   ----------

        Basic per share         $    564,744       1,152,878     $     .49      $    (172,891)         1,131,622  $     (.15)
                                                                 -----------                                      -----------
                                                                 -----------                                      -----------
        Effect of dilutive
           shares:
            Stock options                  -          23,333                               -              22,968
                                -------------     ----------                     -------------       -----------

        Diluted per share       $    564,744       1,176,211     $      .48     $     (172,891)        1,154,590  $     (.15)
                                -------------     ----------     -----------     -------------       -----------  -----------
                                -------------     ----------     -----------     -------------       -----------  -----------

        The diluted per share amounts were computed by applying the treasury stock method.

14.   Accounting Pronouncements

In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities." Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Statement No. 133 is effective for fiscal periods beginning after June 15, 2000, and its adoption did not have a material effect on the Company's consolidated financial statements.

( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE C - SECURITIES

    Securities at December 31, 2000 and 1999, consisted of available-for-sale securities with a carrying amount of $19,331,611 and $14,375,706, respectively, and securities held-to-maturity with a carrying amount of $58,655 and $105,027, respectively.  The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of these securities at December 31, 2000 and 1999, are as follows:
                                                                                         2000
                                                          -----------------------------------------------------------------------
                                                                                 Gross            Gross            Estimated
                                                               Amortized        Unrealized      Unrealized            Fair
                                                                  Cost           Gains           Losses              Value
                                                          -----------------    -----------     ------------      ----------------
        Available-for-sale securities:
           Obligations of U. S.
              Government agencies                          $    13,106,910      $   10,637      $     6,762       $   13,110,785
           Obligations of states and
              municipal subdivisions                             1,226,920          16,355            1,214            1,242,061
           Mortgage-backed securities                            3,355,833           9,171           13,093            3,351,911
           Corporate obligations                                   900,000            -                -                 900,000
           Equity securities                                       726,854            -                -                 726,854
                                                          -----------------    -----------     ------------      ----------------
                                                           $    19,316,517      $   36,163      $    21,069       $   19,331,611
                                                          -----------------    -----------     ------------      ----------------
                                                          -----------------    -----------     ------------      ----------------
        Held-to-maturity securities:
           Mortgage-backed securities                      $        58,655      $    1,671      $      -          $       60,326
                                                          -----------------    -----------     ------------      ----------------
                                                          -----------------    -----------     ------------      ----------------

                                                                                           1999
                                                          -----------------------------------------------------------------------
                                                                                 Gross            Gross            Estimated
                                                               Amortized        Unrealized      Unrealized            Fair
                                                                  Cost           Gains           Losses              Value
                                                          -----------------    -----------     ------------      ----------------
        Available-for-sale securities:
           Obligations of U. S.
              Government agencies                          $     7,232,490      $    -          $    72,566       $   7,159,924
           Obligations of states and
              municipal subdivisions                               450,410           -               37,263             413,147
           Mortgage-backed securities                            5,492,934           -               45,653           5,447,281
           Corporate obligations                                   800,000           -                 -                800,000
           Equity securities                                       555,354           -                 -                555,354
                                                          -----------------    -----------     ------------      ----------------

                                                           $    14,531,188      $    -          $   155,482       $  14,375,706
                                                          -----------------    -----------     ------------      ----------------
                                                          -----------------    -----------     ------------      ----------------
        Held-to-maturity securities:
           Mortgage-backed securities                      $       105,027      $  2,514        $      -          $     107,541
                                                          -----------------    -----------     ------------      ----------------
                                                          -----------------    -----------     ------------      ----------------

                                                        ( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE C - SECURITIES  (Continued)

    The scheduled maturities of securities at December 31, 2000, are as follows:

                                                                 Available-for-Sale                   Held-to-Maturity
                                                        ------------------------------------------------------------------------
                                                               Estimated                          Estimated
                                                               Amortized             Fair         Amortized        Fair
                                                                  Cost              Value            Cost          Value
                                                        ------------------  ----------------   --------------   ----------------

        Due less than one year                          $      6,196,495    $      6,192,044    $       -       $        -
        Due after one year through five years                  7,238,439           7,262,393            -                -
        Due after five years through ten years                 1,298,896           1,298,409            -                -
        Due after ten years                                      500,000             500,000            -                -
        Mortgage-backed securities and equity
           securities                                          4,082,687           4,078,765          58,655           60,326
                                                        ------------------  ----------------   --------------   ----------------
                                                        $     19,316,517    $     19,331,611    $     58,655    $      60,326
                                                        ------------------  ----------------   --------------   ----------------
                                                        ------------------  ----------------   --------------   ----------------
Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

Equity securities consist of stock in the Federal Reserve Bank and Federal Home Loan Bank (FHLB), the transferability of which is restricted.

        No gains or losses were realized on available-for-sale securities in 2000 and 1999.

Securities with a carrying value of $6,158,522 and $3,198,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE D - LOANS

    Loans outstanding include the following types at December 31, 2000 and 1999:
                                                                          (In Thousands)
                                                                         2000        1999
                                                                   -----------    ----------
        Commercial, financial, and agricultural                    $    27,644    $   22,322
        Real estate - construction                                       6,864         4,821
        Real estate - mortgage                                          36,217        25,581
        Installment loans to individuals                                10,538         8,673
        Other                                                              371           230
                                                                   -----------    ----------
                                                                        81,634        61,627
        Reserve for loan losses                                           (978)         (740)
                                                                   -----------    ----------
                                                                    $    80,656    $   60,887
                                                                   -----------    ----------
                                                                   -----------    ----------

                                                          ( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE D - LOANS  (Continued)

    Transactions in the reserve for loan losses at December 31, 2000 and 1999, were as follows:

                                                                   2000            1999
                                                             -------------    -----------
    Balance at beginning of year                             $     739,601    $   347,305

    Additions:
     Provision for loan losses charged to operations               324,545        407,700
     Recoveries                                                     75,177          9,514
                                                             -------------    -----------
                                                                 1,139,323        764,519
    Deductions:
     Loans charged off                                             160,861         24,918
                                                             -------------    -----------
    Balance at end of year                                    $    978,462    $   739,601
                                                             -------------    -----------
                                                             -------------    -----------

    For the years ended December 31, 2000 and 1999, no significant loans were classified as impaired.

NOTE E - PREMISES AND EQUIPMENT

    The detail of premises and equipment at December 31, 2000 and 1999, is as follows:

                                                                     2000               1999
                                                             ---------------    --------------
       Premises:
          Land                                               $     1,952,337    $    1,402,185
          Buildings and improvements                               4,048,203         2,250,614
          Construction in progress                                      -               84,811
       Equipment                                                   2,036,475         1,233,509
                                                             ---------------    --------------
                                                                   8,037,015         4,971,119
       Less accumulated depreciation                                (895,497)         (574,632)
                                                             ---------------    --------------
                                                             $     7,141,518    $    4,396,487
                                                             ---------------    --------------
                                                             ---------------    --------------

    The amounts charged to operating expense for depreciation were $333,382 and $266,894 in 2000 and
    1999, respectively.

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE F - BORROWED FUNDS

    Borrowed funds consisted of the following:
                                                                     December 31,
                                                        -----------------------------------
                                                                2000              1999
                                                        ----------------    ---------------
      Federal funds purchased                            $          -       $    1,000,000
      6.595% note payable to the FHLB,
          due January 24, 2001.                                1,000,000              -
      6.720% note payable to the FHLB,
          due March 2, 2001.                                   1,000,000              -
      5.395% note payable to the FHLB,
          due April 23, 2001.                                    450,000           450,000
      5.878% note payable to the FHLB,
          due February 1, 2002.                                  969,862         1,749,966
      5.899% note payable to the FHLB,
          due December 26, 2002.                                 550,000              -
      7.185% note payable to the FHLB,
          due April 1, 2003.                                     596,976              -
      7.227% note payaable to the FHLB,
          due August 1, 2005.                                    943,952              -
      5.21% note payable to the FHLB,
          due January 1, 2014.                                      -              575,204
      5.28% note payable to the FHLB,
          due January 1, 2014.                                   547,049           575,342
      6.68% note payable to the FHLB,
          due December 1, 2014.                                  479,931           500,000
      Other                                                      322,083           139,858
                                                        ----------------    ---------------
                                                         $     6,859,853    $    4,990,370
                                                        ----------------    ---------------
                                                        ----------------    ---------------
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

( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE F - BORROWED FUNDS  (Continued)

    Annual principal repayment requirements on the borrowings from the FHLB at December 31, 2000, are as follows:

                                 Year                    Amount

                                 2001               $    3,770,131
                                 2002                    1,612,472
                                 2003                      328,451
                                 2004                      253,959
                                 2005                      191,857
                               Thereafter                  380,900
NOTE G - REGULATORY MATTERS

The Company and its subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators and these require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital to adjusted total assets (leverage). Management believes, as of December 31, 2000, that the Company and its subsidiary banks exceed all capital adequacy requirements.

At December 31, 2000, the subsidiary banks were categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well- capitalized if it has total risk-based capital ratio of 10% or more, has Tier I risk-based capital ratio of 6% or more, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE G - REGULATORY MATTERS (Continued)

    The actual capital amounts and ratios at December 31, 2000 and 1999, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

                                                                                          ($ In thousands)
                                                                                            Subsidiaries
                                                          Company         -----------------------------------------------
                                                      (Consolidated)              The First                Pine Belt
                                               ------------------------   ----------------------    ---------------------
                                                    Amount        Ratio        Amount     Ratio       Amount    Ratio
                                               ------------    --------   -------------  -------    ----------  ---------
      December 31, 2000
        Total risk-based                       $   14,145        15.8%    $   6,577        11.4%    $   5,032       16.3%
        Tier I risk-based                          13,167        14.7%        5,976        10.3%        4,655       15.1%
        Tier I leverage                            13,167        11.5%        5,976         8.2%        4,655       11.4%

      December 31, 1999
        Total risk-based                       $   13,318        19.8%    $   5,685        12.3%    $   4,741       23.3%
        Tier I risk-based                          12,596        18.7%        5,217        11.3%        4,487       22.1%
        Tier I leverage                            12,596        14.9%        5,217         9.0%        4,487       17.2%

    The minimum amounts of capital and ratios as established by banking regulators at December 31, 2000 and 1999, are as follows:
                                                                                             ($ In thousands)
                                                                                                Subsidiaries
                                                              Company         -----------------------------------------------
                                                         (Consolidated)              The First                Pine Belt
                                                  ------------------------   ----------------------    ---------------------
                                                       Amount        Ratio        Amount     Ratio       Amount    Ratio
                                                  ------------    --------   -------------  -------    ----------  ---------
      December 31, 2000
          Total risk-based                         $    7,152        8.0%    $     4,627       8.0%   $     2,465        8.0%
          Tier I risk-based                             3,576        4.0%          2,314       4.0%         1,233        4.0%
          Tier I leverage                               4,565        4.0%          2,931       4.0%         1,633        4.0%

      December 31, 1999
          Total risk-based                         $    5,385        8.0%    $     3,702       8.0%   $     1,625        8.0%
          Tier I risk-based                             2,693        4.0%          1,851       4.0%           812        4.0%
          Tier I leverage                               3,376        4.0%          2,332       4.0%         1,044        4.0%

    The Company's dividends, if any, are expected to be made from dividends received from its subsidiary banks. The OCC limits dividends of a national bank in any calendar year to the net profits of that year combined with the retained net profits for the two preceding years.

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

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

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                                2000                1999
                                                                                         -------------      ---------------
        Unrealized holding gains (losses) on available-for
          sale securities                                                                $     170,576      $     (155,675)
        Reclassification adjustment for losses (gains)
              realized in income                                                                   -                   -
                                                                                         -------------      ---------------
        Net unrealized gains (losses)                                                          170,576            (155,675)
        Tax effect                                                                             (28,214)             24,072
                                                                                         -------------      ---------------
        Net-of-tax amount                                                                $     142,362      $     (131,603)
                                                                                         -------------      ---------------
                                                                                         -------------      ---------------

NOTE I - INCOME TAXES

    The components of income tax expense (benefit) are as follows:
                                                                                                        December 31,
                                                                                          -----------------------------------
                                                                                                  2000                1999
                                                                                          --------------       --------------

     Current                                                                              $    102,214      $        -
     Deferred                                                                                 (107,514)           (121,260)
                                                                                           --------------       --------------
                                                                                          $     (5,300)     $     (121,260)
                                                                                           --------------       --------------
                                                                                           --------------       --------------

                                                        ( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE I - INCOME TAXES  (Continued)

    The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income (loss) before income taxes.  A reconciliation of the differences is as follows:
                                                             Years Ended December 31,
                                            ----------------------------------------------------------
                                                          2000                            1999
                                            ------------------------------   -------------------------
                                                 Amount             %             Amount          %
                                            --------------     -----------   ---------------  --------

    Income taxes at statutory rate          $     190,210           34%      $   (100,011)      (34%)
    Carryover of net operating loss                  -              -              96,546        32%
    Rate difference                               (91,690)         (16%)           37,667        13%
    Other items                                   (10,578)          (2%)            3,465         2%
    Change in valuation allowance                 (93,242)         (17%)         (158,927)      (54%)
                                            --------------     -----------   ---------------  --------
                                            $      (5,300)          (1%)     $   (121,260)      (41%)
                                            --------------     -----------   ---------------  --------
                                            --------------     -----------   ---------------  --------

    The components of deferred income taxes are as follows:

                                                                                                      December 31,
                                                                                         ------------------------------------
                                                                                                2000              1999
                                                                                         ---------------    -----------------
      Deferred tax assets:
        Reserve for loan losses                                                           $     309,724     $     129,710
        Pre-opening expenses                                                                     52,852            73,715
        Unrealized loss on available-for-sale securities                                           -               23,685
        Net operating loss carryover                                                               -               73,103
        Other                                                                                     1,865             1,150
                                                                                         ---------------    -----------------
                                                                                                364,441           301,363
      Valuation allowance                                                                       (55,257)         (148,499)
                                                                                         ---------------    -----------------
                                                                                                309,184           152,864
                                                                                         ---------------    -----------------
      Deferred tax liabilities:
        Securities                                                                              (20,532)           (7,918)
        Premises and equipment                                                                  (59,878)             -
        Unrealized gain on available-for-sale securities                                         (5,132)             -
                                                                                         ---------------    -----------------
                                                                                                (85,542)           (7,918)
                                                                                         ---------------    -----------------

                                                                                          $     223,642     $     144,946
                                                                                         ---------------    -----------------
                                                                                         ---------------    -----------------

                                                        ( Continued )

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE I - INCOME TAXES (Continued)

For the years 2000 and 1999, the valuation allowance was adjusted by $93,242 and $158,927, respectively, based upon management’s reevaluation of the likelihood of realization.

NOTE J - EMPLOYEE BENEFITS

The subsidiary banks provide a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. For employee contributions of three percent or less, the subsidiary banks provide a matching contribution. Contributions by the subsidiary banks totaled $21,873 in 2000 and $13,024 in 1999.

The Company and its subsidiary banks have employment agreements with three of their executive officers. These agreements contain provisions concerning salaries, bonuses, incentive programs, and benefits related to a change in control.

NOTE K - STOCK PLANS

In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan) which provides for the granting of options to purchase up to 72,185 shares of Company common stock by directors and key employees of the Company and its subsidiaries. Options granted under the 1997 Plan were exercisable at December 31, 1999, and expire ten years after the grant date. The options are exercisable at not less than the market value of the Company’s stock at the grant date. Accordingly, no compensation cost has been recognized.

On May 27, 1999, the Company’s shareholders approved the 1999 Stock Incentive Plan (1999 Plan). The 1999 Plan provides for the granting of options to purchase up to 106,689 shares of the Company’s common stock by the Company’s and its subsidiaries’ directors, key employees, and management. Under the 1999 Plan, the Company may grant either incentive stock options or nonqualified stock options. Options granted to directors and employees vest in equal amounts over three years. Stock options granted to management vest based on annual performance goals or after nine years and eleven months, if still employed. At December 31, 2000, 93,963 options had been granted, 15,991 of which had vested. All options expire and are void unless exercised on or before April 15, 2009. The options are exercisable at not less than the market value of the Company’s stock at the grant date. Accordingly, no compensation expense has been recognized.

( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE K - STOCK PLANS  (Continued)

    A summary of the status of the stock option plans as of December 31, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                                                            December 31,
                                                    -------------------------------------------------------------
                                                                2000                            1999
                                                    ----------------------------   ------------------------------
                                                                     Weighted                        Weighted
                                                                     Average                         Average
                                                                     Exercise                        Exercise
                                                       Shares         Price            Shares         Price
                                                    -------------  -------------   --------------  --------------

    Options outstanding at beginning of year           163,961     $        13           72,185     $        10
    Options granted                                       -                 -            93,963              15
    Options exercised                                     -                 -            (2,187)             10
    Options forfeited                                     -                 -              -                 -
                                                    -------------  -------------   --------------  --------------
    Options outstanding at end of year                 163,961     $        13          163,961     $        13
                                                    -------------  -------------   --------------  --------------
                                                    -------------  -------------   --------------  --------------
    Options exercisable at end of year                  85,989     $        11           69,998     $        10
                                                    -------------  -------------   --------------  --------------
                                                    -------------  -------------   --------------  --------------

    Had compensation cost for the stock plans been determined based on the fair values of the options at the grant dates consistent with the method of FASB Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                               2000           1999
                                                                                      -----------------    --------------
    Net income (loss), pro forma                                                          $    487,171      $   (240,321)
    Basic net income (loss) per share, pro forma                                                   .42              (.21)
    Diluted net income (loss) per share, pro forma                                                 .41              (.21)

    The assumptions used in estimating compensation cost on a pro forma basis were:  dividend yield of 0%, expected life of ten years, volatility of near 0%, and a risk-free interest rate of 6.5%.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, the subsidiary banks make loans to their directors and officers and to companies in which they have a significant ownership interest. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans amounted to approximately $5,002,000 and $4,126,000 at December 31, 2000 and 1999, respectively. In the opinion of management, such loans are consistent with sound banking policies and are within applicable regulatory and lending limitations.

NOTE M - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The subsidiary banks had outstanding letters of credit of $458,000 and $359,000 at December 31, 2000 and 1999, respectively, and had made loan commitments of approximately $10,310,000 and $8,129,000 at December 31, 2000 and 1999, respectively. The subsidiary banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instrument. The subsidiary banks use the same credit policies in making commitments and conditional obligations as it does for its lending activities. No significant losses are anticipated as a result of these transactions.

The primary market area served by the subsidiary banks are Forrest, Lamar, and Jones Counties within South Mississippi. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2000, management does not consider there to be any significant credit concentration within the loan portfolio. Although the banks’ loan portfolio, as well as existing commitments, reflect the diversity of its primary market area, a substantial portion of a borrower’s ability to repay a loan is dependent upon the economic stability of the area.

The First has Sixteenth Section land leases and contracts for bank premises. The leases have 40-year terms with annual rentals of $20,240 subject to reappraisals every 10 years.

The Company and its subsidiary banks are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about financial instruments at December 31, 2000 and 1999, are presented as required by FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments.” The following information does not purport to represent the aggregate consolidated fair value of the Company at December 31, 2000 and 1999.

The carrying amounts presented are the amounts at which the financial instruments are reported in the consolidated financial statements.

Cash and Cash Equivalents

The carrying amount for cash and due from banks, interest-bearing deposits, and federal funds sold approximate the fair values of such assets at December 31, 2000 and 1999.

Securities

The estimated fair value of securities is based on quoted market prices, if available. The estimated fair value is based on quoted market prices of comparable instruments, if quoted market prices are not available.

                                                                                             Carrying           Estimated
                Date                                                                          Amount           Fair Value
       --------------------                                                              ----------------  ---------------

       December 31, 2000                                                                 $    19,390,266   $    19,391,937
                                                                                         ----------------  ---------------
                                                                                         ----------------  ---------------
       December 31, 1999                                                                 $    14,480,733   $    14,483,247
                                                                                         ----------------  ---------------
                                                                                         ----------------  ---------------
Loans

It is the opinion of management that in the current interest environment of stable rates, the net carrying value of loans of $80,655,946 at December 31, 2000, and $60,886,615 at December 31, 1999, approximates fair value.

( Continued )

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits

Fair values of demand deposits and savings accounts are defined by FASB Statement No. 107 as the amounts payable. The fair value of variable rate deposits approximates their carrying value. Because of the stable interest environment, management is of the opinion that the carrying value of fixed rate time deposits also approximates their fair value. Thus, the carrying value of deposits of $96,845,288 at December 31, 2000, and $73,513,667 at December 31, 1999, does not differ significantly from the fair value. No value has been considered from expected retention of deposits for a future time period. This value, often referred to as a core deposit intangible, is neither included in any fair value amounts nor recorded as an asset in the consolidated balance sheets.

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

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE O - SEGMENTS

The Company’s principal activity is commercial banking, which includes providing deposit products and commercial, mortgage and consumer loans. These services are provided through the Company’s subsidiary banks, which are located in adjacent, but separate, geographic areas. Results of operations and other selected financial information by bank are presented below:

                                                                                          (In thousands)
                                                                                      Years Ended December 31,
                                                               -----------------------------------------------------------------
                                                                                2000                          1999
                                                               ---------------------------------  ------------------------------
                                                                      The First       Pine Belt      The First      Pine Belt
                                                               -----------------  --------------  ---------------  -------------
      Results of Operations

        Interest income                                         $      5,882   $      2,792       $      4,129   $     1,309
        Interest expense                                               3,115          1,582              2,017           597
                                                               -----------------  --------------  ---------------  -------------
          Net interest income                                          2,767          1,210              2,112           712
        Provision for loan losses                                        169            156                134           274
                                                               -----------------  --------------  ---------------  -------------
          Net interest income after provision
           for loan losses                                             2,598          1,054              1,978           438
         Other income                                                    597            143                358            78
         Other expense                                                 2,706          1,117              2,127         1,029
                                                               -----------------  --------------  ---------------  -------------
          Net income (loss) before income taxes                          489             80                209          (513)
         Income tax expense (benefit)                                     86            (88)              (121)          -
                                                               -----------------  --------------  ---------------  -------------

          Net income (loss)                                     $        403   $        168       $        330   $      (513)
                                                               -----------------  --------------  ---------------  -------------
                                                               -----------------  --------------  ---------------  -------------

      Selected Financial Data

         Loans, net of reserve for loan losses                  $     54,131   $     26,525       $     42,534    $    18,353
         Deposits                                                     63,829         34,810             50,438         25,228
         Total assets                                                 75,345         41,522             60,699         30,213

                                                        ( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE O - SEGMENTS  (Continued)

    The following reconciles the above table to amounts reflected on the consolidated financial statements as of and for the years ended December 31, 2000 and 1999:
                                                                                                      (In thousands)
                                                                                                   2000           1999
                                                                                               ------------   -------------
      Net income:
         Net income (loss) of subsidiary banks                                                 $        571    $      (183)
         Net income (loss) of Company, excluding intercompany accounts                                   (6)            10
                                                                                               ------------    ------------
                                                                                               $        565    $      (173)
                                                                                               ------------    ------------
                                                                                               ------------    ------------

      Total assets:
         Total assets of subsidiary banks                                                      $    116,867    $    90,912
         Total assets of Company, excluding investment in subsidiaries                                2,549          2,892
         Intercompany eliminations                                                                   (1,834)        (2,448)
                                                                                               ------------    ------------
                                                                                               $    117,582    $    91,356
                                                                                               ------------    ------------
                                                                                               ------------    ------------

NOTE P - PARENT COMPANY FINANCIAL INFORMATION

    The balance sheets, statements of operations, and cash flows for The First Bancshares, Inc. (parent only)
    follow:
                                                     Condensed Balance Sheets
                                                                                                   December 31,
                                                                                   -----------------------------------------
                                                                                        2000                     1999
                                                                                   --------------      ---------------------
        Assets:
         Cash and cash equivalents                                                 $  1,793,736         $        2,151,911
         Investment in subsidiary banks                                              10,644,720                  9,581,003
         Premises                                                                       752,292                    740,534
         Other                                                                            3,100                       -
                                                                                   --------------      ---------------------
                                                                                   $ 13,193,848         $       12,473,448
                                                                                   --------------      ---------------------
                                                                                   --------------      ---------------------
        Liabilities:
         Other                                                                     $     13,295         $             -
         Stockholders' equity                                                        13,180,553                 12,473,448
                                                                                   --------------      ---------------------
                                                                                   $ 13,193,848         $       12,473,448
                                                                                   --------------      ---------------------
                                                                                   --------------      ---------------------

                                                        ( Continued )

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE P - PARENT COMPANY FINANCIAL INFORMATION  (Continued)

                                              Condensed Statements of Operations
                                                                                                        Years Ended
                                                                                                        December 31,
                                                                                               --------------------------
                                                                                                    2000           1999
                                                                                               -----------      ---------
        Income:
          Interest                                                                             $   105,906      $  96,475

        Expenses:
          Other                                                                                    115,617         86,066
                                                                                               -----------      ---------
        Income before income taxes and equity in undistributed income
          (loss) of subsidiaries                                                                    (9,711)        10,409
        Income tax benefit                                                                          (3,100)          -
                                                                                               -----------      ---------
        Income before equity in undistributed income (loss) of subsidiaries                         (6,611)        10,409
        Equity in undistributed income (loss) of subsidiaries                                      571,354       (183,300)
                                                                                               -----------      ---------

        Net income (loss)                                                                      $   564,743     $ (172,891)
                                                                                               -----------      ---------
                                                                                               -----------      ---------

                                              Condensed Statements of Cash Flows
                                                                                                       Years Ended
                                                                                                       December 31,
                                                                                               --------------------------
                                                                                                   2000             1999
                                                                                               -----------      ---------
      Cash flows from operating activities:
          Net income (loss)                                                                    $   564,743     $ (172,891)
            Adjustments to reconcile net income (loss) to net cash and cash equivalents:
              Equity in undistributed (income) loss of subsidiaries                               (571,354)       183,300
              Other, net                                                                            10,195         15,505
                                                                                               -----------      ---------
                  Net cash provided by operating activities                                          3,584         25,914
                                                                                               -----------      ---------
      Cash flows from investing activities:
          Investment in subsidiary bank                                                           (350,000)    (5,000,000)
          Acquisition of fixed assets                                                              (21,759)      (142,960)
          Sale of premises to subsidiary                                                            10,000        213,674
                                                                                               -----------      ---------
             Net cash used in investing activities                                                (361,759)    (4,929,286)
                                                                                               -----------      ---------

                                                                                                                                                                                                               Cash flows from financing activities
      Cash flows from financing activities                                                            -               -
                                                                                               -----------      ---------

      Net decrease in cash and cash equivalents                                                   (358,175)    (4,903,372)

      Cash and cash equivalents at beginning of year                                             2,151,911      7,055,283
                                                                                               -----------      ---------
      Cash and cash equivalents at end of year                                                  $1,793,736     $2,151,911
                                                                                               -----------      ---------
                                                                                               -----------      ---------

                                                  THE FIRST BANCSHARES, INC.

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 2000 AND 1999

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS
(UNAUDITED)

                                                                                        Three Months Ended
                                                                       Mar. 31         June 30       Sept. 30        Dec. 31
                                                                             (In thousands, except per share amounts)
2000
Total interest income                                                $     1,828    $     2,093    $     2,273     $    2,481
Total interest expense                                                       922          1,071          1,250          1,349
    Net interest income                                                      906          1,022          1,023          1,132
Provision for loan losses                                                    138            103             63             20
    Net interest income after provision for
        loan losses                                                          768            919            960          1,112
Total non-interest income                                                    140            164            185            195
Total non-interest expense                                                   870            929            987          1,097
Income tax benefit                                                          -              -              -                 5

Net income                                                            $       38     $      154     $      158      $     215

Per share:
    Net income                                                              $.03           $.13           $.14           $.19
    Net income, diluted                                                      .03            .13            .13            .19
    Cash dividends declared                                                 -              -              -              -

1999
Total interest income                                                  $   1,074     $    1,236     $    1,471      $   1,649
Total interest expense                                                       481            559            688            773
    Net interest income                                                      593            677            783            876
Provision for loan losses                                                    121            109            116             62
    Net interest income after provision
        for loan losses                                                      472            568            667            814
Total non-interest income                                                     80            123            109             84
Total non-interest expense                                                   911            732            774            794
Income tax benefit                                                          -                -              -             121

Net income                                                             $    (359)    $      (41)    $        2      $     225

Per share:
    Net income                                                             $(.34)         $(.04)          $.01           $.19
    Net income, diluted                                                     (.33)          (.03)           .01            .19
    Cash dividends declared                                                 -                -              -              -