Form 10QSB
period 2001-03-31
FIRST BANCSHARES INC /MS/
filed 2001-05-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2001
                                               ------------------
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER:    33-94288
                                 -------------

                           THE FIRST BANCSHARES, INC.
                       -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             MISSISSIPPI                            64-0862173
     (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


     6480 U.S. HIGHWAY 98 WEST
     HATTIESBURG, MISSISSIPPI                         39402
 ----------------------------------   ------------------------------------
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

                                    YES  X   NO
                                        ---     ---
ON MARCH 31, 2001, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                       (Unaudited)
                                                 March 31,   December 31,
      ASSETS                                       2001          2000
                                                 ________      ________

Cash and due from banks                          $  4,369      $  2,820
Interest-bearing deposits with banks                  893           373
Federal funds sold                                  7,672         3,713
                                                 ________      ________
   Total cash and cash equivalents                 12,934         6,906

Securities held-to-maturity, at amortized cost         39            58
Securities available-for-sale, at fair value       19,844        19,332
Loans                                              86,053        83,561
Allowance for loan losses                            (962)         (978)
                                                 ________      ________

         LOANS, NET                                85,091        82,583

Premises and equipment                              7,175         7,142
Accrued income receivable                             997         1,060
Other assets                                          720           501
                                                 ________      ________

                                                 $126,800      $117,582
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 11,644      $ 10,132
      Time, $100,000 or more                       27,541        24,174
      Interest-bearing                             68,061        62,539
                                                 ________      ________

          TOTAL DEPOSITS                          107,246        96,845

   Interest payable                                   529           487
   Borrowed funds                                   5,533         6,860
   Other liabilities                                  164           209
                                                 ________      ________

          TOTAL LIABILITIES                       113,472       104,401


SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at March 31, 2001
      and December 31, 2000                         1,153         1,153
   Paid-in capital                                 12,376        12,376
   Accumulated deficit                               (255)         (359)
   Accumulated other comprehensive income              54            11
                                                 ________      ________

          TOTAL SHAREHOLDERS' EQUITY               13,328        13,181
                                                 ________      ________

                                                 $126,800      $117,582
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2001      2000
                                                      ________  ________
INTEREST INCOME:
   Loans, including fees                              $  2,124  $  1,562
   Securities:
      Taxable                                              290       235
      Tax exempt                                             3       -
   Federal funds sold                                       95        28
   Other                                                     5         3
                                                      ________  ________

          TOTAL INTEREST INCOME                          2,517     1,828

INTEREST EXPENSE:
   Deposits                                              1,265       853
   Other borrowings                                         99        69
                                                      ________  ________

          TOTAL INTEREST EXPENSE                         1,364       922
                                                      ________  ________

          NET INTEREST INCOME                            1,153       906
PROVISION FOR LOAN LOSSES                                   94       138
                                                      ________  ________

          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                            1,059       768

OTHER INCOME:
   Service charges on deposit accounts                     118        87
   Other service charges, commissions and fees              87        53
                                                      ________  ________

          TOTAL OTHER INCOME                               205       140
                                                      ________  ________
OTHER EXPENSES:
   Salaries and employee benefits                          590       469
   Occupancy and equipment
      expense                                              167       147
   Other operating expenses                                329       254
                                                      ________  ________

          TOTAL OTHER EXPENSES                           1,086       870
                                                      ________  ________

          INCOME BEFORE INCOME TAXES                       178        38

INCOME TAXES                                                73      -
                                                      ________  ________

          NET INCOME                                  $    105  $     38
                                                      ========  ========

EARNINGS PER SHARE - BASIC                            $    .09  $    .03
EARNINGS PER SHARE - ASSUMING DILUTION                     .09       .03




                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2001      2000
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    105  $     38
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      122        78
        Provision for loan losses                           94       138
        Decrease in accrued income receivable               63         9
        Increase in interest payable                        42        21
        Other, net                                        (311)     (289)
                                                      ________  ________

         NET CASH PROVIDED BY (USED BY)
         OPERATING ACTIVITIES                              115        (5)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                11,483     2,163
   Maturities and calls of securities held-to-
      maturity                                              20        21
   Purchases of securities available-for-sale          (11,926)   (3,079)
   Net increase in loans                                (2,602)  (10,522)
   Purchases of premises and equipment                    (136)     (431)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES           (3,161)  (11,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 10,401     4,761
   Net increase (decrease) in borrowed funds            (1,327)    2,425
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES        9,074     7,186
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                  6,028    (4,667)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,906     9,858
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 12,934  $  5,191
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  1,322  $    931
CASH PAYMENTS FOR INCOME TAXES                              35       -




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At March 31, 2001, the Company had approximately $126.8 million in consolidated assets, $85.0 million in consolidated loans, $107.2 million in consolidated deposits, and $13.3 million in consolidated shareholders' equity. For the three months ended March 31, 2001, the Company reported a consolidated net income of $105,000. For the same period, the Laurel Bank reported a net loss of $30,000, the Hattiesburg Bank net income of $137,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                                March 31, 2001
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 105,000      1,152,878     $  .09
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           23,333
                                    _________    ___________

   Diluted per share                $ 105,000      1,176,211     $  .09
                                    =========    ===========     ======


                                         For the Three Months Ended
                                                March 31, 2000
                                    _____________________________________
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
                                    =========    ===========     ======



NOTE D - RECLASSIFICATION

Certain reclassifications have been made to the 2000 consolidated statement of income to conform to classifications used in the current year



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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $80.3 million at March 31, 2001, compared to $75.3 million at December 31, 2000. Loans increased $3.0 million, or 5.3%, during the first three months of 2001. Deposits at March 31, 2001, totaled $69.6 million compared to $63.8 million at
December 31, 2000.   For the three month period ended March 31, 2001, the
Hattiesburg Bank reported net income of $137,000. At March 31, 2001, the Laurel Bank had total assets of $45.7 million, total loans of $26.0 million, and total deposits of $39.1 million. For the three month period ended March 31, 2001, the Laurel Bank reported a net loss from operations of $30,000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2001, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At March 31, 2001, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $  874
     Past due 90 days or more and still accruing          87

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $322,000 at March 31, 2001. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $214,000 at March 31, 2001. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $12.9 million as of March 31, 2001. In addition, loans and investment securities repricing or maturing within one year or less exceed $8.3 million at March 31, 2001. Approximately $10.7 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $387,000 at March 31, 2001.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2001 is $13.3 million, or approximately 10.5% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of March 31, 2001, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            8.1%        10.5%
            Tier 1 risk-based         11.8%        13.9%
            Total risk-based          11.8%        14.9%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $105,000 for the three months ending March 31, 2001, compared with consolidated net income of $38,000 for the same period last year.

Interest income and interest expense both increased from 2000 to 2001 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $1,153,000 from $906,000 for the first three months ending March 31, 2001, or an increase of 27.3%. Earning assets through March 31, 2001, increased
$7.5 million and interest-bearing liabilities also increased $7.6 million compared to March 31, 2000, reflecting increases of 7.1% and 8.1%, respectively.

Noninterest income for the three months ending March 31, 2001, was $205,000 compared to $140,000 for the same period in 2000, reflecting an increase of $65,000, or 46.4%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the three months ending March 31, 2001, was $118,000 compared with $87,000 for the same period in 2000.

The provision for loan losses was $94,000 in the first three months of 2001 compared with $138,000 for the same period in 2000. The allowance for loan losses of $962,000 at March 31, 2001 (approximately 1.12% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





        May 15, 2001                   /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
           (Date)                        Chief Executive Officer


        May 15, 2001                   /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
           (Date)                         Accounting and Financial Officer