Form 10QSB
period 2001-06-30
FIRST BANCSHARES INC /MS/
filed 2001-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   June 30, 2001
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON JUNE 30, 2001, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                                  June 30,   December 31,
      ASSETS                                       2001          2000
                                                 ________      ________

Cash and due from banks                          $  4,426      $  2,820
Interest-bearing deposits with banks                1,031           373
Federal funds sold                                  7,753         3,713
                                                 ________      ________
   Total cash and cash equivalents                 13,210         6,906

Securities held-to-maturity, at amortized cost         32            58
Securities available-for-sale, at fair value       21,256        19,332
Loans                                              90,605        83,561
Allowance for loan losses                            (995)         (978)
                                                 ________      ________
       LOANS, NET                                  89,610        82,583

Premises and equipment                              7,126         7,142
Accrued income receivable                             979         1,060
Other assets                                          987           501
                                                 ________      ________

                                                 $133,200      $117,582
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 13,954      $ 10,132
      Time, $100,000 or more                       28,296        24,174
      Interest-bearing                             70,466        62,539
                                                 ________      ________
          TOTAL DEPOSITS                          112,716        96,845


   Interest payable                                   469           487
   Borrowed funds                                   6,294         6,860
   Other liabilities                                  226           209
                                                 ________      ________
          TOTAL LIABILITIES                       119,705       104,401


SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at June 30, 2001
      and December 31, 2000                         1,153         1,153
   Paid-in capital                                 12,376        12,376
   Accumulated deficit                               (117)         (359)
   Accumulated other comprehensive income              83            11
                                                 ________      ________
          TOTAL SHAREHOLDERS' EQUITY               13,495        13,181
                                                 ________      ________

                                                 $133,200      $117,582
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                    (Unaudited)         (Unaudited)
                                Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                ___________________   __________________
                                   2001      2000       2001      2000
                                ________   ________   ________  ________
INTEREST INCOME:
   Loans, including fees        $  2,095   $  1,827   $  4,219  $  3,389
   Securities:
      Taxable                        320        231        610       466
      Tax exempt                       3        -            6       -
   Federal funds sold                 63         32        158        60
   Other                              21          3         26         6
                                ________   ________    _______  ________
        TOTAL INTEREST INCOME      2,502      2,093      5,019     3,921

INTEREST EXPENSE:
   Deposits                        1,237        974      2,502     1,827
   Other borrowings                   79         97        178       166
                                ________   ________    _______  ________
        TOTAL INTEREST EXPENSE     1,316      1,071      2,680     1,993
                                ________   ________    _______  ________
        NET INTEREST INCOME        1,186      1,022      2,339     1,928
PROVISION FOR LOAN LOSSES             72        103        166       241
                                ________   ________    _______  ________

        NET INTEREST INCOME
          AFTER PROVISION
          FOR LOAN LOSSES          1,114        919      2,173     1,687

NONINTEREST INCOME:
   Service charges on deposit
     accounts                        134        115        252       202

   Other service charges,
     commissions and fees             90         49        177       102
                                ________   ________    _______  ________

        TOTAL OTHER INCOME           224        164        429       304
                                ________   ________    _______  ________
NONINTEREST EXPENSES:
   Salaries and employee
     benefits                        606        499      1,196       968
   Occupancy and equipment
     expense                         176        148        343       295
   Other operating expenses          356        282        685       536
                                ________   ________    _______  ________

        TOTAL OTHER EXPENSES       1,138        929      2,224     1,799
                                ________   ________    _______  ________

        INCOME (LOSS) BEFORE
          INCOME TAXES               200        154        378       192

INCOME TAXES                          66        -          139       -
                                ________   ________    _______  ________

          NET INCOME (LOSS)     $    134   $    154    $   239  $    192
                                ========   ========    =======  ========

EARNINGS (LOSS) PER SHARE -
   BASIC                        $    .12   $    .13    $   .21  $    .17
EARNINGS (LOSS) PER SHARE -
   ASSUMING DILUTION            $    .11   $    .13    $   .20  $    .16



                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      __________________
                                                        2001      2000
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $    239  $    192
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      246       163
        Provision for loan losses                          166       241
        (Increase) decrease in accrued income
          receivable                                        81      (146)
        Increase (decrease) in interest payable            (18)       50
        Other, net                                        (473)     (720)
                                                      ________  ________
         NET CASH USED BY OPERATING ACTIVITIES             241      (220)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                15,819     4,889
   Maturities and calls of securities held-to-
      maturity                                              26         5
   Purchases of securities available-for-sale          (17,668)   (3,569)
   Net increase in loans                                (7,193)  (15,598)
   Purchases of premises and equipment                    (226)     (931)
                                                      ________  ________
        NET CASH USED BY INVESTING ACTIVITIES           (9,242)  (15,204)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 15,871    11,508
   Net increase (decrease) in borrowed funds              (566)    2,165
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES       15,305    13,673
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                  6,304    (1,751)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,906     9,858
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 13,210  $  8,107
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  2,698  $  1,943
CASH PAYMENTS FOR INCOME TAXES                             102       -




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At June 30, 2001, the Company had approximately $133.2 million in consolidated assets, $90.6 million in consolidated loans, $112.7 million in consolidated deposits, and $13.5 million in consolidated shareholders' equity. For the six months ended June 30, 2001, the Company reported a consolidated net income of $239,000. For the same period, the Laurel Bank reported a net loss of $1,000, and the Hattiesburg Bank net income of $269,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                                June 30, 2001
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 134,000      1,152,878      $.12
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           23,333
                                    _________    ___________

   Diluted per share                $ 134,000      1,176,211      $.11
                                    =========    ===========     ======


                                           For the Six Months Ended
                                                June 30, 2001
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 239,000      1,152,878      $.21
                                                                 ======
   Effect of dilutive shares:
      Stock options                       -           23,333
                                    _________    ___________

   Diluted per share                $ 239,000      1,176,211      $.20
                                    =========    ===========     ======



                                         For the Three Months Ended
                                                 June 30, 2000
                                    _____________________________________
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
                                    =========    ===========     ======



                                           For the Six Months Ended
                                                June 30, 2000
                                    _____________________________________
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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $85.6 million at June 30, 2001, compared to $75.3 million at December 31, 2000. Loans increased $7.6 million, or 14.2%, during the first six months of 2001. Deposits at June 30, 2001, totaled $73.9 million compared to $63.8 million at
December 31, 2000.   For the six month period ended June 30, 2001, the
Hattiesburg Bank reported net income of $269,000. At June 30, 2001, the Laurel Bank had total assets of $46.8 million, total loans of $28.7 million, and total deposits of $40.2 million. At December 31, 2000, the Laurel Bank had total assets of $41.5 million, total loans of $26.9 million, and total deposits of $34.8 million. For the six month period ended June 30, 2001, the Laurel Bank reported a net loss from operations of $1,000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2001, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2001, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $ 876
     Past due 90 days or more and still accruing        170

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $105,000 at June 30, 2001. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $516,000 at June 30, 2001. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $13.2 million as of June 30, 2001. In addition, loans and investment securities repricing or maturing within one year or less exceed $63.9 million at June 30, 2001. Approximately $11.3 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $387,000 at June 30, 2001.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2001, is $13.5 million, or approximately 10.1% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of June 30, 2001, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            8.10%       10.17%
            Tier 1 risk-based         11.88%       13.31%
            Total risk-based          13.02%       14.36%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $239,000 for the six months ending June 30, 2001, compared with consolidated net income of $192,000 for the same period last year.

Interest income and interest expense both increased from 2000 to 2001 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income increased to $2,339,000 from $1,928,000 for the first six months ending June 30, 2001, or an increase of 21.3%. Earning assets through June 30, 2001, increased $26.4 million and interest-bearing liabilities also increased $22.5 million compared to June 30, 2000, reflecting increases of 28.1% and 27.2%, respectively.

Noninterest income for the six months ending June 30, 2001, was $429,000 compared to $304,000 for the same period in 2000, reflecting an increase of $125,000, or 41.1%. Noninterest income consists mainly of service charges, commissions, and fees. Included in noninterest income is service charges on deposit accounts and for the six months ending June 30, 2001, totaled $252,000 compared with $202,000 for the same period in 2000.

The provision for loan losses was $166,000 in the first six months of 2001 compared with $241,000 for the same period in 2000. The allowance for loan losses of $995,000 at June 30, 2001 (approximately 1.11% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $425,000, or 23.6%, in the first six months of 2001, compared with the same period in 2000. The increase is due primarily to an increase in salaries and operating expense resulting from increases in the number of employees, activities of the bank, and growth in size.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held April 26, 2001, the following proposals were approved:

         1. The following four individuals were elected to serve as Class III directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2004:

                  David W. Bomboy          E. Ricky Gibson
                  M. Ray (Hoppy) Cole      Fred A. McMurry

             Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

                                             For    Against  Withheld
                                           _______  _______  ________

                  David W. Bomboy          614,239      0       2,350
                  M. Ray Cole              614,239      0       2,350
                  E. Ricky Gibson          614,239      0       2,350
                  Fred A. McMurry          614,239      0       2,350

             The terms of the Class I directors expire at the 2002 Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting. The directors and their classes are:

                 Class I               Class II            Class III

             Perry E. Parker        Trent A. Mulloy      David W. Bomboy
             Ted E. Parker          David E. Johnson     E. Ricky Gibson
             Dennis L. Pierce       Dawn T. Parker       Fred A. McMurry
             J. Douglas Seidenburg  Charles T. Ruffin    M. Ray (Hoppy)
             Ralph T. Simmons       Andrew D. Stetelman    Cole
             A. L. Smith

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.






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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)




       August 13, 2001                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                          Chief Executive Officer


       August 13, 2001                 /S/ CHARLES T. RUFFIN
______________________________         _________________________________
           (Date)                      Charles T. Ruffin, Principal
                                          Accounting and Financial Officer