Form 10QSB
period 2001-09-30
FIRST BANCSHARES INC /MS/
filed 2001-11-14
CIK 947559

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2001
                                              ------------------
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

                                    YES  X   NO
                                        ---     ---
ON NOVEMBER 8, 2001, 1,152,878 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---


                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  THE FIRST BANCSHARES, INC., AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)                         (Unaudited)
                                                September 30, December 31,
      ASSETS                                        2001         2000
                                                 __________   ___________

Cash and due from banks                           $  4,349     $  2,820
Interest-bearing deposits with banks                   382          373
Federal funds sold                                   4,041        3,713
                                                  ________     ________
    Total cash and cash equivalents                  8,772        6,906
                                                  ________     ________

Securities held-to-maturity, at amortized cost          31           58
Securities available-for-sale, at fair value        25,337       19,332
                                                  ________     ________
    Total securities                                25,368       19,390
                                                  ________     ________

Loans                                               93,681       83,561

Allowance for loan losses                           (1,037)        (978)
                                                  ________     ________
      Loans, net                                    92,644       82,583
                                                  ________     ________

Premises and equipment                               7,338        7,142
Accrued interest receivable                            927        1,060
Other assets                                         1,060          501
                                                  ________     ________

                                                  $136,109     $117,582
                                                  ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                         $ 14,207     $ 10,132
      Time, $100,000 or more                        28,214       24,174
      Interest-bearing                              71,844       62,539
                                                  ________     ________
         Total deposits                            114,265       96,845
                                                  ________     ________
   Interest payable                                    415          487
   Borrowed funds                                    7,390        6,860
   Other liabilities                                   316          209
                                                  ________     ________
         TOTAL LIABILITIES                         122,386      104,401
                                                  ________     ________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; issued and
      outstanding 1,152,878 at September 30,
      2001and December 31, 2000                      1,153        1,153
   Paid-in capital                                  12,376       12,376
   Retained earnings (deficit)                          56         (359)
   Accumulated other comprehensive income              138           11
                                                  ________     ________
         TOTAL SHAREHOLDERS' EQUITY                 13,723       13,181
                                                  ________     ________

                                                  $136,109     $117,582
                                                  ========     ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                             (Unaudited)    (Unaudited)
                                            Three Months    Nine Months
                                               Ended           Ended
                                           September 30,    September 30,
                                           ______________  ______________
                                            2001    2000    2001    2000
                                           ______  ______  ______  ______
INTEREST INCOME:
   Loans, including fees                   $2,139  $1,971  $6,358  $5,360
   Securities:
      Taxable                                 231     221     841     687
      Tax exempt                                1     -         7     -
   Federal funds sold                          81      70     239     130
   Other                                       18      11      44      17
                                           ______  ______  ______   _____
          TOTAL INTEREST INCOME             2,470   2,273   7,489   6,194

INTEREST EXPENSE:
   Deposits                                 1,126   1,143   3,628   2,970
   Other borrowings                            87     107     265     273
                                           ______  ______  ______  ______
         TOTAL INTEREST EXPENSE             1,213   1,250   3,893   3,243
                                           ______  ______  ______  ______
         NET INTEREST INCOME                1,257   1,023   3,596   2,951
PROVISION FOR LOAN LOSSES                      99      63     265     304
                                           ______  ______  ______  ______
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES        1,158     960   3,331   2,647

OTHER INCOME:
   Service charges on deposit accounts        186     103     438     305
   Other service charges, commissions and
     fees                                     124      82     301     184
                                           ______  ______  ______  ______
        TOTAL OTHER INCOME                    310     185     739     489

OTHER EXPENSES:
   Salaries and employee benefits             640     523   1,836   1,491
   Occupancy and equipment expense            189     153     532     448
   Other operating expenses                   383     311   1,068     847
                                           ______  ______  ______  ______
        TOTAL OTHER EXPENSES                1,212     987   3,436   2,786
                                           ______  ______  ______  ______

        INCOME BEFORE INCOME TAXES            256     158     634     350

INCOME TAXES                                   79     -       218     -
                                           ______  ______  ______  ______

        NET INCOME                         $  177  $  158  $  416  $  350
                                           ======  ======  ======  ======

INCOME PER SHARE - BASIC                   $  .15  $  .14  $  .36  $  .30
INCOME PER SHARE - ASSUMING
   DILUTION                                $  .15  $  .13  $  .35  $  .29



                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        2001      2000
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $    416  $    350
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      335       246
        Provision for loan losses                          265       304
        (Increase) decrease in accrued interest
          receivable                                       133      (324)
        Increase (decrease) in interest payable            (72)      160
        Other, net                                        (544)     (313)
                                                      ________  ________
         NET CASH PROVIDED BY OPERATING ACTIVITIES         533       423
                                                      ________  ________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                             27        45
   Maturities and calls of securities
     available-for-sale                                 17,152     7,634
   Purchases of securities available-for-sale          (22,965)   (8,573)
   Net increase in loans                               (10,326)  (19,783)
   Purchases of premises and equipment                    (505)   (2,624)
                                                      ________  ________
        NET CASH USED BY INVESTING ACTIVITIES          (16,617)  (23,301)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                 17,420    18,887
   Net increase in borrowed funds                          530     2,195
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES       17,950    21,082
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                  1,866    (1,796)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,906     9,858
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,772  $  8,062
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  3,965  $  3,083
CASH PAYMENTS FOR INCOME TAXES                             125       -



                           THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At September 30, 2001, the Company had approximately $136.1 million in consolidated assets, $93.7 million in consolidated loans, $114.2 million in consolidated deposits, and $13.7 million in consolidated shareholders' equity. For the nine months ended
September 30, 2001, the Company reported a consolidated net income of $416,000. For the same period, the Laurel Bank reported net income of $15,000, and the Hattiesburg Bank net income of $424,000.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                             September 30, 2001
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $177,000      1,152,878      $ .15
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           23,333
                                     ________      _________

   Diluted per share                 $177,000      1,176,211      $ .15
                                     ========      =========      =====


                                           For the Nine Months Ended
                                              September 30, 2001
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $416,000      1,152,878      $ .36
                                                                  =====
   Effect of dilutive shares:
      Stock options                                   23,333
                                     ________      _________

   Diluted per share                 $416,000      1,176,211      $ .35
                                     ========      =========      =====


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
                                     ========     =========       =====


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Banks represent the primary assets of the Company. The Hattiesburg Bank reported total assets of $87.8 million at September 30, 2001, compared to $72.1 million at September 30, 2000. Loans increased $6.6 million, or 12.1%, during the first nine months of 2001. Deposits at September 30, 2001, totaled $75.3 million compared to $60.7 million at
December 31, 2000.   For the nine month period ended September 30, 2001,
the Hattiesburg Bank reported net income of $424,000, compared to $282,000 for the nine months ended September 30, 2000. At September 30, 2001, the Laurel Bank had total assets of $47.5 million, compared to $40.1 million at December 31, 2000, total loans of $29.6 million, compared to $26.0 million at December 31, 2000, and total deposits of $40.3 million, compared to $33.5 million at December 31, 2000. For the nine month period ended September 30, 2001, the Laurel Bank reported net income from operations of $15,000, compared to $49,000 for the nine months ended September 30, 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2001, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2001, the subsidiary banks had loans past due as follows:

                                                 ($ In Thousands)

     Past due 30 through 89 days                      $  962
     Past due 90 days or more and still accruing         151

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled
$7,000 at September 30, 2001. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $285,000 at September 30, 2001. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $8.8 million as of September 30, 2001. In addition, loans and investment securities repricing or maturing within one year or less exceed $67.3 million at September 30, 2001. Approximately $10.1 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $285,000 at September 30, 2001.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2001, is $13.7 million, or approximately 10.1% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of September 30, 2001, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            7.88%       10.01%
            Tier 1 risk-based         13.18%       12.69%
            Total risk-based          14.50%       13.70%


RESULTS OF OPERATIONS

The Company had a consolidated net income of $416,000 for the nine months ended September 30, 2001, compared with consolidated net income of $350,000 for the same period last year.

Interest income and interest expense both increased from 2000 to 2001 resulting from the increase in earning assets and interest-bearing liabilities. Consequently, net interest income for the first nine months ended September 30, 2001, increased to $3.6 million from $3.0 million for the first nine months ended September 30, 2000, or an increase of 21.9%. Earning assets through September 30, 2001, increased $16.4 million and interest-bearing liabilities also increased $13.9 million compared to September 30, 2000, reflecting increases of 15.4% and 14.8%, respectively.

Noninterest income for the nine months ended September 30, 2001, was $739,000, compared to $489,000 for the same period in 2000, reflecting an increase of $250,000, or 51.1%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2001, totaled $438,000 compared to $305,000 for the same period in 2000.

The provision for loan losses was $265,000 in the first nine months of 2001 compared to $304,000 in the first nine months of 2000. The allowance for loan losses of $1.0 million at September 30, 2001 (approximately 1.1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $650,000, or 23.3%, in the third quarter of 2001, compared with the same period in 2000. The increase is due primarily to an increase in salaries and operating expenses due to the continued growth of the two financial institutions.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001


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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





     November 13, 2001                 /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
          (Date)                         Chief Executive Officer


     November 13, 2001                 /s/ CHARLES T. RUFFIN
______________________________         Charles T. Ruffin, Principal
          (Date)                          Accounting and Financial Officer