Form 10KSB
period 2001-12-31
FIRST BANCSHARES INC /MS/
filed 2002-04-01
CIK 947559

                                  U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2001

                                                         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ____ to ____

                                        Commission file no. 33-94288

                                         THE FIRST BANCSHARES, INC.
                             --------------------------------------------------
                               (Name of Small Business Issuer in Its Charter)

                 Mississippi                                                             64-0862173
 --------------------------------------------------------------        ----------------------------------------------------------
         (State or Other Jurisdiction of                                      (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                          39402
---------------------------------------------------------------         ---------------------------------------------------------
       (Address of principal executive offices)                                             (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                              ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                        Name of Each Exchange on
             Title of Each Class                                               Which Registered
        -------------------                                        ---------------------------

                  None                                                             None
------------------------------------------------------      ----------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                            Common Stock, $1.00 par value
----------------------------------------------------------------------------------------------------------------------------------
                                                  (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes            X                    No
-------------------                   ------------------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.      6,041,000
                                                                    ---------------------------------------------

         The aggregate market value of the Common Stock held by non-affiliates of the Company on January 22, 2002, was $15,337.182. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $17.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.      1,165,165

                                                         --------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated March 18, 2002, and the Annual Report to the Stockholders for the year ended December 31, 2001.

         Transitional Small Business Disclosure Format. (Check one):

        Yes                       No               X
    ------------------           -------------------

                                         THE FIRST BANCSHARES, INC.
                                                FORM 10-KSB
                                             TABLE OF CONTENTS

                                                                                                        Page

                                                   PART I

                                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........................................14
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................14
ITEM 7.     FINANCIAL STATEMENTS.............................................................................14
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................................................14

                                                  PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................................................14
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

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY

General

         The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi ("The First") located in Hattiesburg, Mississippi and the First National Bank of the Pine Belt ("Pine Belt"), located in Laurel, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg. The First also operates two branches in Hattiesburg and one in Purvis, Mississippi. Pine Belt began banking operations on January 19, 1999. Pine Belt has one office located in Laurel, Mississippi. The Company and its subsidiary banks engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns and individuals. The First and Pine Belt are wholly-owned subsidiary banks of the Company.

Location and Service Area

         The First. The First serves the cities of Hattiesburg and Purvis and the surrounding areas of Lamar and Forrest Counties, Mississippi. The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The First also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth location at 3318 Hardy Street in Hattiesburg.

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

         Pine Belt. Pine Belt serves the city of Laurel and the surrounding area of Jones County, Mississippi. Pine Belt's main office is located at 1945 Highway 15 North, Laurel, Mississippi. Pine Belt expects to draw 75% of its retail business within a five mile radius of this location, with the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County that are within a 15 mile radius of Pine Belt.

Marketing Focus

         The First's primary service area includes portions of Lamar and Forrest Counties, and Pine Belt's primary service area includes Jones County, Mississippi. According to the U.S. Census Bureau, Lamar County is one of the fastest growing counties in Mississippi with a population of 33,642 in 1995, reflecting a 10.6% increase from the 1990 population of 30,424. The per capita income in Lamar County was $14,450 in 1993, as compared to $14,858 for Mississippi as a whole. Similarly, the population of Forrest County grew 6.5%, from 68,134 to 72,553, between 1990 and 1995, and the population of Jones County grew 1.6%, from 62,031 to 63,001, during this period. In 1993, the per capita income was $14,824 in Forrest County and $15,146 in Jones County, as compared to $14,858 for Mississippi as a whole.

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

Banking Services

         The Company strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, The First offers products such as mortgage loan originations. The following is a description of the products and services offered or planned to be offered by the Hattiesburg and Laurel Banks.

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

o        Mortgage Loan Division.  The First established a mortgage loan division through which it will broaden the range of services that it offers to its customers.  The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages.
         The First anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

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

         Currently there are ten other commercial banks, one savings institution, and three credit unions operating in The First's primary service area, and seven other commercial banks and two credit unions operating in Pine Belt's primary service area.

Employees

         As of March 15, 2002, The First had 41 full-time employees and 8 part-time employees, and Pine Belt had 17 full-time employees and 4 part-time employees. The Company has 14 full-time employees.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Banks have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.0176 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Banks, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Banks' cost of funds, and there can be no assurance that such cost can be passed on to the Banks' customers.

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

         FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company, The First, and Pine Belt were qualified as "well capitalized."

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

         On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

         In order for a bank holding company to take advantage of the ability to affiliate with other financial services providers, that company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, the company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" CRA rating.

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

         The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of The First and Pine Belt will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as The First and Pine Belt. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The First. The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located in a modular building on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth office located at 3318 Hardy Street in Hattiesburg which is held by The First under lease with an option to purchase.

         Pine Belt. Pine Belt's main office is located in a 12,000 square foot building on a 1.3 acre parcel located at 1945 Highway 15 North, Laurel, Mississippi.

         The Company believes that the Banks' facilities will adequately serve their needs.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Company nor either bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         In response to this Item, the information contained on page 50 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         In response to this Item, the information contained on pages 3 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

         In response to this Item, the information contained on pages 22 through 49 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         In response to this Item, the information contained on or about pages 2 through 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         In response to this Item, the information contained on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         In response to this Item, the information contained on pages 9 through 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In response to this Item, the information contained on pages 13 through 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, is incorporated herein by reference.

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

         13              The Company's 2001 Annual Report

         21.1            Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                         Company's Form 10-KSB filed March 31, 1999)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the fourth quarter of the year ended
December 31, 2001.

                                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          THE FIRST BANCSHARES, INC.

Date:   April 1  , 2002                                   By:      /s/ David E. Johnson
      -----------                                               --------------------------------------------
                                                                David E. Johnson
                                                                President and Chief Executive Officer
                                                                (Principal Executive Officer)

Date:   April 1  , 2002                                   By:     /s/ David O. Thoms, Jr.
      -----------                                               --------------------------------------------
                                                                David O. Thoms, Jr.
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

SIGNATURES                                        CAPACITIES                             DATE
----------                                        ----------                             ----

/s/ Perry Parker                                  Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ Fred McMurry                                  Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ Ricky Gibson                                  Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ M. Ray Cole                                   Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ A. L. Smith                                   Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ Andrew Stetelman                              Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ J. Douglas Seidenburg                         Director                              April 1       , 2002
----------------------------------------                                               ---------------

/s/ David Johnson                                                                       April 1       , 2002
----------------------------------------          President, CEO, and Director         ---------------
                                                  (Principal Executive Officer)

                                             INDEX TO EXHIBITS

Exhibit Number          Description
--------------          -----------

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

         13              The Company's 2001 Annual Report

         21.1            Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                         Company's Form 10-KSB filed March 31, 1999)