Form 10QSB
period 2002-03-31
FIRST BANCSHARES INC /MS/
filed 2002-05-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2002
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON MARCH 31, 2002, 1,165,165 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                       (Unaudited)
                                                 March 31,   December 31,
      ASSETS                                       2002          2001
                                                 ________      ________

Cash and due from banks                          $  5,136      $  4,080
Interest-bearing deposits with banks                  518         1,358
Federal funds sold                                 10,393         3,896
                                                 ________      ________
   Total cash and cash equivalents                 16,047         9,334

Securities held-to-maturity, at amortized cost         32            32
Securities available-for-sale, at fair value       25,037        22,915
Loans held for sale                                 2,197         3,113
Loans                                              96,086        91,178
Allowance for loan losses                          (1,105)       (1,060)
                                                 ________      ________

         LOANS, NET                                94,981        90,118

Premises and equipment                              7,794         7,615
Accrued income receivable                             948           962
Other assets                                        1,917         1,532
                                                 ________      ________

                                                 $148,953      $135,621
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                        $ 17,167      $ 15,254
      Time, $100,000 or more                       28,741        28,776
      Interest-bearing                             69,531        69,208
                                                 ________      ________

          TOTAL DEPOSITS                          115,439       113,238

   Interest payable                                   289           352
   Borrowed funds                                  11,901         7,882
   Other liabilities                                  186           208
                                                 ________      ________

          TOTAL LIABILITIES                       127,815       121,630
                                                 ________      ________

Subordinated debentures                             7,000           -
                                                 ________      ________

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,165,165 and
      1,155,412 shares issued and outstanding
      at March 31, 2002 and December 31, 2001,
      respectively                                  1,165         1,155
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Additional paid-in capital                      12,512        12,412
   Retained earnings                                  404           313
   Accumulated other comprehensive income              57           111
                                                 ________      ________

          TOTAL SHAREHOLDERS' EQUITY               14,138        13,991
                                                 ________      ________

                                                 $148,953      $135,621
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      ___________________
                                                        2002      2001
                                                      ________   ________
INTEREST INCOME:
   Loans, including fees                              $  2,003   $  2,124
   Securities:
      Taxable                                              202        290
      Tax exempt                                             1          3
   Federal funds sold                                       18         95
   Other                                                    16          5
                                                      ________   ________

          TOTAL INTEREST INCOME                          2,240      2,517

INTEREST EXPENSE:
   Deposits                                                798      1,265
   Other borrowings                                        103         99
                                                      ________   ________

          TOTAL INTEREST EXPENSE                           901      1,364
                                                      ________   ________
          NET INTEREST INCOME                            1,339      1,153
PROVISION FOR LOAN LOSSES                                   89         94
                                                      ________   ________

          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                            1,250      1,059

OTHER INCOME:
   Service charges on deposit accounts                     269        118
   Other service charges, commissions and fees              82         87
                                                      ________   ________

          TOTAL OTHER INCOME                               351        205
                                                      ________   ________
OTHER EXPENSES:
   Salaries and employee benefits                          709        590
   Occupancy and equipment
      expense                                              223        167
   Other operating expenses                                357        329
                                                      ________   ________

          TOTAL OTHER EXPENSES                           1,289      1,086
                                                      ________   ________

          INCOME BEFORE INCOME TAXES                       312        178

INCOME TAXES                                               104         73
                                                      ________   ________

          NET INCOME                                  $    208   $    105
                                                      ========   ========

EARNINGS PER SHARE - BASIC                            $    .18   $    .09
EARNINGS PER SHARE - ASSUMING DILUTION                     .17        .09




                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2002      2001
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    208  $    105
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      108       122
        Provision for loan losses                           89        94
        Decrease in accrued income receivable               14        63
        Increase (decrease) in interest payable            (63)       42
        Other, net                                        (326)     (311)
                                                      ________  ________
         NET CASH PROVIDED BY (USED BY)
         OPERATING ACTIVITIES                               30       115
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                 5,289    11,483
   Maturities and calls of securities held-to-
      maturity                                             -          20
   Purchases of securities available-for-sale           (7,496)  (11,926)
   Net increase in loans                                (4,036)   (2,602)
   Purchases of premises and equipment                    (287)     (136)
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES           (6,530)   (3,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  2,201    10,401
   Net increase (decrease) in borrowed funds             4,019    (1,327)
   Issuance of subordinated debentures                   7,000       -
   Dividend paid on common stock                          (117)      -
   Exercise of stock options                               110       -
                                                      ________  ________

        NET CASH PROVIDED BY FINANCING ACTIVITIES       13,213     9,074
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                  6,713     6,028

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,334     6,906
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 16,047  $ 12,934
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $    964  $  1,322
CASH PAYMENTS FOR INCOME TAXES                             132        35




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.


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

The Hattiesburg and Laurel Bank are wholly-owned subsidiaries of the Company. The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors acts to promote its Bank and introduce prospective customers. The Company believes that this autonomy will allow each Bank to generate high yielding loans and to attract and retain core deposits.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At March 31, 2002, the Company had approximately $148.9 million in consolidated assets, $95.0 million in consolidated loans, $115.4 million in consolidated deposits, and $14.1 million in consolidated shareholders' equity. For the three months ended March 31, 2002, the Company reported a consolidated net income of $208.000. For the same period, the Laurel Bank reported a net income of $56,000, and the Hattiesburg Bank net income of $147,000.

In the first quarter of 2002, the Company declared and paid its first dividend since formation of $.10 per common share.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                                March 31, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 208,000      1,165,165      $ .18
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           27,141
                                    _________    ___________

   Diluted per share                $ 208,000    $ 1,192,306      $ .17
                                    =========    ===========      =====



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

The subsidiary Banks represent the primary assets of the Company. The Hattiesburg Bank reported total assets of $99.7 million at March 31, 2002, compared to $87.1 million at December 31, 2001. Loans increased
$3 million, or 4.7%, during the first three months of 2002.  Deposits at March 31, 2002, totaled $82.5 million compared to $74.6 million at
December 31, 2001.   For the three month period ended March 31, 2002, the
Hattiesburg Bank reported net income of $147,000 compared to $137,000 at March 31, 2001. At March 31, 2002, the Laurel Bank had total assets of $48.2 million, total loans of $29.8 million, and total deposits of $39.0 million. At March 31, 2001, the Laurel Bank had total assets of $45.7 million, total loans of $26.0 million, and total deposits of $39.1 million. For the three month period ended March 31, 2002, the Laurel Bank reported net income of $56,000, compared to a loss of $30,000 for three months ended March 31, 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2002, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At March 31, 2002, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $  752
     Past due 90 days or more and still accruing         144

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $259,000 at March 31, 2002. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $219,000 at March 31, 2002. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $16.0 million as of March 31, 2002. In addition, loans and investment securities repricing or maturing within one year or less exceed $7.8 million at March 31, 2002. Approximately $58.3 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $217,000 at March 31, 2002.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2002, is $14.1 million, or approximately 9.5% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of March 31, 2002, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage           10.2%        10.3%
            Tier 1 risk-based         12.9%        12.9%
            Total risk-based          13.9%        13.9%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an initial interest rate of 5.59% which will be adjusted at June 26, 2002, to the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years. These debentures qualify as Tier 1 capital up to 25% of other components of Tier 1 capital.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $208,000 for the three months ending March 31, 2002, compared with consolidated net income of $105,000 for the same period last year.

Interest income and interest expense both decreased from 2001 to 2002, reflecting the declining interest rate market of the past fifteen months. Net interest income increased to $1,339,000 from $1,153,000 for the first three months ending March 31, 2002, or an increase of 16.1%. Earning assets through March 31, 2002, increased $11.7 million and interest-bearing liabilities also increased $4.3 million compared to March 31, 2001, reflecting increases of 9.5% and 4.1%, respectively.

Noninterest income for the three months ending March 31, 2002, was $351,000 compared to $205,000 for the same period in 2001, reflecting an increase of $146,000, or 71.2%. Noninterest income consists mainly of other service charges such as commissions and fees. Service charges on deposit accounts for the three months ending March 31, 2001, was $269,000 compared with $118,000 for the same period in 2001.

The provision for loan losses was $89,000 in the first three months of 2002 compared with $94,000 for the same period in 2001. The allowance for loan losses of $1,105,000 at March 31, 2002 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)





        May 15, 2002                   /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
           (Date)                        Chief Executive Officer


        May 15, 2002                   /s/ DAVID O. THOMS, JR.
______________________________         David O. Thoms, Jr., Senior
           (Date)                        Vice President and Principal
                                         Accounting and Financial Officer