Form 10QSB
period 2002-06-30
FIRST BANCSHARES INC /MS/
filed 2002-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   June 30, 2002
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON JUNE 30, 2002, 1,165,165 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                                  June 30,   December 31,
      ASSETS                                       2002          2001
                                                 ________      ________

Cash and due from banks                          $  6,147      $  4,080
Interest-bearing deposits with banks                  718         1,358
Federal funds sold                                  1,508         3,896
                                                 ________      ________
   Total cash and cash equivalents                  8,373         9,334

Securities held-to-maturity, at amortized cost         25            32
Securities available-for-sale, at fair value       24,732        22,915
Loans held for sale                                 4,181         3,113
Loans                                             103,496        91,178
Allowance for loan losses                          (1,200)       (1,060)
                                                 ________      ________
       LOANS, NET                                 102,296        90,118

Premises and equipment                              7,950         7,615
Accrued income receivable                           1,040           962
Cash surrender value                                2,539           757
Other assets                                        1,066           775
                                                 ________      ________

                                                 $152,202      $135,621
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 18,248      $ 15,254
      Time, $100,000 or more                       29,810        28,776
      Interest-bearing                             68,208        69,208
                                                 ________      ________
          TOTAL DEPOSITS                          116,266       113,238


   Interest payable                                   255           352
   Borrowed funds                                  14,070         7,832
   Other liabilities                                  230           208
                                                 ________      ________
          TOTAL LIABILITIES                       130,821       121,630

SUBORDINATED DEBENTURES                             7,000           -

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,165,165 and
      1,155,412 shares issued and outstanding
      at June 30, 2002 and December 31, 2001,
      respectively.                                 1,165         1,155
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Additional paid-in capital                      12,512        12,412
   Retained earnings                                  559           313
   Accumulated other comprehensive income             145           111
                                                 ________      ________
          TOTAL SHAREHOLDERS' EQUITY               14,381        13,991
                                                 ________      ________

                                                 $152,202      $135,621
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                    (Unaudited)         (Unaudited)
                                Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                ___________________   ___________________
                                   2002      2001       2002       2001
                                ________   ________   ________   ________
INTEREST INCOME:
   Loans, including fees        $  2,137   $  2,095   $  4,140   $  4,219
   Securities:
      Taxable                        217        320        419        610
      Tax exempt                      15          3         16          6
   Federal funds sold                 14         63         32        158
   Other                              29         21         45         26
                                ________   ________   ________    _______
        TOTAL INTEREST INCOME      2,412      2,502      4,652      5,019

INTEREST EXPENSE:
   Deposits                          740      1,237      1,538      2,502
   Other borrowings                  222         79        325        178
                                ________   ________   ________   ________
        TOTAL INTEREST EXPENSE       962      1,316      1,863      2,680
                                ________   ________   ________   ________
        NET INTEREST INCOME        1,450      1,186      2,789      2,339
PROVISION FOR LOAN LOSSES            120         72        209        166
                                ________   ________   ________   ________

        NET INTEREST INCOME
          AFTER PROVISION
          FOR LOAN LOSSES          1,330      1,114      2,580      2,173

NONINTEREST INCOME:
   Service charges on deposit
     accounts                        342        134        611        252

   Other service charges,
     commissions and fees             74         90        156        177
                                ________   ________   ________   ________

        TOTAL OTHER INCOME           416        224        767        429
                                ________   ________   ________   ________
NONINTEREST EXPENSES:
   Salaries and employee
     benefits                        753        606      1,462      1,196
   Occupancy and equipment
     expense                         246        176        469        343
   Other operating expenses          505        356        862        685
                                ________   ________   ________   ________

        TOTAL OTHER EXPENSES       1,504      1,138      2,793      2,224
                                ________   ________   ________   ________

        INCOME BEFORE INCOME
          TAXES                      242        200        554        378

INCOME TAXES                          87         66        191        139
                                ________   ________   ________   ________

          NET INCOME            $    155   $    134   $    363   $    239
                                ========   ========   ========   ========

EARNINGS PER SHARE -
   BASIC                        $    .13   $    .12   $    .31   $    .21
EARNINGS PER SHARE -
   ASSUMING DILUTION            $    .13   $    .11   $    .30   $    .20



                          THE FIRST BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      __________________
                                                        2002      2001
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    363  $    239
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      244       246
        Provision for loan losses                          209       166
        (Increase) decrease in accrued income
          receivable                                       (78)       81
        Decrease in interest payable                       (97)      (18)
        Other, net                                        (311)     (473)
                                                      ________  ________
         NET CASH USED BY OPERATING ACTIVITIES             330       241
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                10,248    15,819
   Maturities and calls of securities held-to-
      maturity                                               7        26
   Purchases of securities available-for-sale          (12,012)  (17,668)
   Net increase in loans                               (13,455)   (7,193)
   Purchases of premises and equipment                    (556)     (226)
   Increase in cash surrender value                     (1,782)      -
	                                                ________  ________
        NET CASH USED BY INVESTING ACTIVITIES          (17,550)   (9,242)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  3,028    15,871
   Net increase (decrease) in borrowed funds             6,238      (566)
   Issuance of subordinated debentures                   7,000       -
   Dividends paid on common stock                         (117)      -
   Exercise of stock options                               110       -
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES       16,259    15,305
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                   (961)    6,304


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,334     6,906
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,373  $ 13,210
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  1,960  $  2,698
CASH PAYMENTS FOR INCOME TAXES                             245       102




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.


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

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At June 30, 2002, the Company had approximately $152.2 million in consolidated assets, $102.2 million in consolidated loans, $116.2 million in consolidated deposits, and $14.4 million in consolidated shareholders' equity. For the six months ended June 30, 2002, the Company reported a consolidated net income of $363,000. For the same period, the Laurel Bank reported net income of $101,000 and the Hattiesburg Bank reported net income of $341,000.

The Company paid and declared its first dividend since inception of $.10 per common share during the first quarter of 2002.

NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                                 June 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 155,000      1,165,165      $.13
                                                                 ======
   Effect of dilutive shares:
      Stock options                                   35,130
                                    _________    ___________

   Diluted per share                $ 155,000      1,200,295      $.13
                                    =========    ===========     ======


                                           For the Six Months Ended
                                                 June 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 363,000      1,165,165      $.31
                                                                 ======
   Effect of dilutive shares:
      Stock options                                   35,130
                                    _________    ___________

   Diluted per share                $ 363,000      1,200,295      $.30
                                    =========    ===========     ======




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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $103.1 million at June 30, 2002, compared to $87.1 million at December 31, 2001. Loans increased $10.5 million, or 16.1%, during the first six months of 2002. Deposits at June 30, 2002, totaled $82.8 million compared to $74.6 million at
December 31, 2001.   For the six month period ended June 30, 2002, the
Hattiesburg Bank reported net income of $341,000, compared to $269,000 at June 30, 2001. At June 30, 2002, the Laurel Bank had total assets of $47.6 million, total loans of $31.4 million, and total deposits of $39.1 million. For the six month period ended June 30, 2002, the Laurel Bank reported net income of $101,000, compared to a loss of $1,000 for the six months ended June 30, 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2002, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2002, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $546
     Past due 90 days or more and still accruing        99

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $369,000 at June 30, 2002. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $157,000 at June 30, 2002. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $8.3 million as of June 30, 2002. In addition, loans and investment securities repricing or maturing within one year or less exceed $70.9 million at June 30, 2002. Approximately $12.5 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $328,000 at June 30, 2002.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2002, is $14.4 million, or approximately 9.4% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of June 30, 2002, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            9.3%        10.1%
            Tier 1 risk-based         11.9%        12.8%
            Total risk-based          12.9%        13.8%


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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $363,000 for the six months ending June 30, 2002, compared with consolidated net income of $239,000 for the same period last year.

Interest income and interest expense both declined in 2002 when compared to 2001, reflecting the declining interest rate market. Net interest income increased to $2,580,000 from $2,173,000 for the first six months ending June 30, 2002, or an increase of 18.7%. Earning assets through June 30, 2002, increased $12.2 million and interest-bearing liabilities also increased $6.3 million compared to June 30, 2001, reflecting increases of 9.9% and 5.9%, respectively. The subsidiary banks are slightly negatively gaped which means interest-bearing liabilities reprice more frequently than earning assets.

Noninterest income for the six months ending June 30, 2002, was $767,000 compared to $429,000 for the same period in 2001, reflecting an increase of $338,000, or 78.8%. Noninterest income consists mainly of service charges, commissions, and fees. Service charges on deposit accounts for the six months ending June 30, 2002, totaled $611,000 compared with $252,000 for the same period in 2001 and is a reflection of the continuing growth of the deposit base.

The provision for loan losses was $209,000 in the first six months of 2002 compared with $166,000 for the same period in 2001. The allowance for loan losses of $1,200,000 at June 30, 2002 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased from $2.2 million for the six months ended
June 30, 2001, to $2.8 million for the same period in 2002. This increase of 25.6% reflected the continued growth of the subsidiary banks and the related services being offered.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held April 23, 2002, the following proposals were approved:

             The following individuals were elected to serve as Class I directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2005:

                   Ted E. Parker                    A. L. Smith
                   Dennis Pierce                    Dr. John McGraw
                   J. Douglas Seidenburg            Perry E. Parker

             Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

                                             For    Against  Withheld
                                           _______  _______  ________

                   Ted E. Parker           673,109      0       2,250
                   Dennis Pierce           673,109      0       2,250
                   J. Douglas Seidenburg   672,409      0       2,950
                   A. L. Smith             673,109      0       2,250
                   Dr. John J. McGraw      672,109      0       3,250
                   Perry E. Parker         672,109      0       3,250


             The terms of the Class I directors expire at the 2005 Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting. The directors and their classes are:

                 Class I               Class II            Class III

             Perry E. Parker        Trent A. Mulloy      David W. Bomboy, M.D.
             Ted E. Parker          David E. Johnson     E. Ricky Gibson
             Dennis L. Pierce       Dawn T. Parker       Fred A. McMurry
             J. Douglas Seidenburg Andrew D. Stetelman M. Ray (Hoppy) Cole Ralph T. Simmons
             A. L. Smith


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.


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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)




        August 8, 2002                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer


        August 8, 2002                 /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer




                           SARBANES-OXLEY ACT OF 2002

                           SECTION 906 CERTIFICATION


We certify that the Form 10Q of The First Bancshares, Inc., as of June 30,
2002,

1. Complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Form 10Q of The First Bancshares, Inc., as of June 30, 2002, presents fairly, in all material respects, the consolidated financial condition and consolidated results of operations of the Company and its subsidiaries.



        August 8, 2002                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer


        August 8, 2002                 /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer