Form 10QSB
period 2002-09-30
FIRST BANCSHARES INC /MS/
filed 2002-11-13
CIK 947559

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2002
                                              ------------------
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

ON OCTOBER 31, 2002, 1,165,165 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---


                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                               September 30,  December 31,
      ASSETS                                       2002          2001
                                                 ________      ________

Cash and due from banks                          $  4,836      $  4,080
Interest-bearing deposits with banks                  543         1,358
Federal funds sold                                  5,070         3,896
                                                 ________      ________
      TOTAL CASH AND CASH EQUIVALENTS              10,449         9,334

Securities held-to-maturity, at amortized cost         25            32
Securities available-for-sale, at fair value       23,335        22,915
Loans                                             103,052        91,178
Allowance for loan losses                          (1,194)       (1,060)
                                                 ________      ________
      LOANS, NET                                  101,858        90,118

Loans held for sale                                 3,693         3,113
Premises and equipment                              8,050         7,615
Accrued income receivable                             939           962
Cash surrender value                                1,964           757
Other assets                                        2,223           775
                                                 ________      ________

                                                 $152,536      $135,621
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 16,128      $ 15,254
      Time, $100,000 or more                       31,624        28,776
      Interest-bearing                             67,626        69,208
                                                 ________      ________
          TOTAL DEPOSITS                          115,378       113,238


   Interest payable                                   248           352
   Borrowed funds                                  14,695         7,832
   Trust preferred securities                       7,000           -
   Other liabilities                                  485           208
                                                 ________      ________
          TOTAL LIABILITIES                       137,806       121,630

SUBORDINATED DEBENTURES                                             -

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,165,165 and
      1,155,412 shares issued and outstanding
      at September 30, 2002 and December 31,
      2001, respectively.                           1,165         1,155
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Additional paid-in capital                      12,512        12,412
   Retained earnings                                  876           313
   Accumulated other comprehensive income             177           111
                                                 ________      ________
          TOTAL SHAREHOLDERS' EQUITY               14,730        13,991
                                                 ________      ________

                                                 $152,536      $135,621
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                             (Unaudited)    (Unaudited)
                                            Three Months    Nine Months
                                                Ended          Ended
                                           September 30,    September 30,
                                           ______________  ______________
                                            2002    2001    2002    2001
                                           ______  ______  ______  ______
INTEREST INCOME:
   Loans, including fees                   $2,412  $2,139  $6,552  $6,358
   Securities:
      Taxable                                 195     231     614     841
      Tax exempt                               24       1      40       7
   Federal funds sold                          13      81      45     239
   Other                                       -       18      45      44
                                           ______  ______  ______  ______
          TOTAL INTEREST INCOME             2,644   2,470   7,296   7,489

INTEREST EXPENSE:
   Deposits                                   675   1,126   2,213   3,628
   Other borrowings                           253      87     578     265
                                           ______  ______  ______  ______
         TOTAL INTEREST EXPENSE               928   1,213   2,791   3,893
                                           ______  ______  ______  ______
         NET INTEREST INCOME                1,716   1,257   4,505   3,596
PROVISION FOR LOAN LOSSES                      50      99     259     265
                                           ______  ______  ______  ______
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES        1,666   1,158   4,246   3,331

OTHER INCOME:
   Service charges on deposit accounts        369     186     980     438
   Other service charges, commissions and
     fees                                     114     124     270     301
                                           ______  ______  ______  ______
        TOTAL OTHER INCOME                    483     310   1,250     739

OTHER EXPENSES:
   Salaries and employee benefits             884     640   2,346   1,836
   Occupancy and equipment expense            293     189     762     532
   Other operating expenses                   491     383   1,353   1,068
                                           ______  ______  ______  ______
        TOTAL OTHER EXPENSES                1,668   1,212   4,461   3,436
                                           ______  ______  ______  ______

        INCOME BEFORE INCOME TAXES            481     256   1,035     634

INCOME TAXES                                  164      79     355     218
                                           ______  ______  ______  ______

        NET INCOME                         $  317  $  177  $  680  $  416
                                           ======  ======  ======  ======

INCOME PER SHARE - BASIC                   $  .27  $  .15  $  .58  $  .36
INCOME PER SHARE - ASSUMING
   DILUTION                                $  .26  $  .15  $  .57  $  .35



                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        2002      2001
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    680  $    416
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      372       335
        Provision for loan losses                          259       265
        (Increase) decrease in accrued interest
          receivable                                       (23)      133
        Increase (decrease) in interest payable            104       (72)
        Other, net                                      (1,371)     (544)
                                                      ________  ________
         NET CASH PROVIDED BY OPERATING ACTIVITIES          21       533
                                                      ________  ________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of held-to-maturity
     securities                                              7        27
   Maturities and calls of securities
     available-for-sale                                 17,876    17,152
   Purchases of securities available-for-sale          (18,196)  (22,965)
   Net increase in loans                               (12,579)  (10,326)
   Purchases of premises and equipment                    (803)     (505)
   Increase in cash surrender value                     (1,207)      -
                                                      ________  ________
        NET CASH USED BY INVESTING ACTIVITIES          (14,902)  (16,617)
                                                      ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  2,140    17,420
   Increase in trust preferred securities                7,000       -
   Dividends paid on common stock                         (117)      -
   Exercise of stock options                               110       -
   Net increase in borrowed funds                        6,863       530
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES       15,996    17,950
                                                      ________  ________

        NET INCREASE IN CASH                             1,115     1,866

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         9,334     6,906
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 10,449  $  8,772
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  2,895  $  3,965
CASH PAYMENTS FOR INCOME TAXES                             267       125




                           THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.


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

The Hattiesburg and Laurel Banks are wholly-owned subsidiaries of the Company. The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors acts to promote its Bank and introduce prospective customers. The Company believes that this autonomy allows each Bank to generate high-yielding loans and to attract and retain core deposits.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short to medium-term commercial, mortgage, and personal loans. At September 30, 2002, the Company had approximately $152.5 million in consolidated assets, $101.9 million in consolidated loans, $115.3 million in consolidated deposits, and $14.7 million in consolidated shareholders' equity. For the nine months ended
September 30, 2002, the Company reported a consolidated net income of $680,000. For the same period, the Laurel Bank reported net income of $151,000, and the Hattiesburg Bank net income of $655,000.

The Company declared and paid its first dividend since inception of $.10 per common share during the first quarter of 2002.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.
                                         For the Three Months Ended
                                             September 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $317,000     1,165,165       $ .27
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -          35,145
                                     ________     _________

   Diluted per share                 $317,000     1,200,310       $ .26
                                     ========     =========       =====


                                           For the Nine Months Ended
                                              September 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $680,000      1,165,165      $ .58
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           35,137
                                     ________      _________

   Diluted per share                 $680,000      1,200,302      $ .57
                                     ========      =========      =====


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
                                     ========      =========      =====


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties related to the banking industry.

The Hattiesburg Bank completed its first full year of operations in 1997 and has grown substantially since opening on August 5, 1996. The Laurel Bank has been in operation since January 19, 1999. Comparisons of the Company's results for the periods presented should be made with an understanding of the subsidiary Banks' short histories.

The subsidiary Banks represent the primary assets of the Company. The Hattiesburg Bank reported total assets of $102.8 million at September 30, 2002, compared to $87.1 million at December 31, 2001.
Loans increased $10.1 million, or 16.2%, during the first nine months of 2002. Deposits at September 30, 2002, totaled $81.2 million compared to $74.6 million at December 31, 2001. For the nine month period ended September 30, 2002, the Hattiesburg Bank reported net income of $655,000, compared to $424,000 for the nine months ended September 30, 2001. At September 30, 2002, the Laurel Bank had total assets of $48.1, compared $47.8 million at December 31, 2001, total loans of $30.8 million, compared to $29.0 million at December 31, 2001, and total deposits of $39.7, compared to $40.0 million at December 31, 2001. For the nine month period ended September 30, 2002, the Laurel Bank reported net income from operations of $151,000, compared to $91,000 for the nine months ended September 30, 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2002, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2002, the subsidiary banks had loans past due as follows:

                                                 ($ In Thousands)

     Past due 30 through 89 days                      $1,291
     Past due 90 days or more and still accruing         135


The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $231,000 at September 30, 2002. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $146,000 at September 30, 2002. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $10.4 million as of September 30, 2002. In addition, loans and investment securities repricing or maturing within one year or less exceed $36.4 million at September 30, 2002. Approximately $11.1 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $328,000 at September 30, 2002.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2002, is $14.7 million, or approximately 9.7% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of September 30, 2002, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            9.4%        10.3%
            Tier 1 risk-based         11.9%        13.1%
            Total risk-based          12.9%        14.2%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures had an initial interest rate of 5.59% which was adjusted at June 26, 2002, to the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years. These debentures qualify as Tier 1 capital up to 25% of other components of Tier 1 capital.


RESULTS OF OPERATIONS

The Company had a consolidated net income of $680,000 for the nine months ended September 30, 2002, compared with consolidated net income of $416,000 for the same period last year.

Interest income and interest expense both declined in 2002 when compared to 2001 reflecting the declining interest rate market. Net interest income for the first nine months ended September 30, 2002, increased to $4.5 million from $3.6 million for the first nine months ended
September 30, 2001, or an increase of 25.3%. Earning assets through September 30, 2002, increased $12.2 million and interest-bearing liabilities also increased $13.5 million compared to September 30, 2001, reflecting increases of 9.9% and 12.6%, respectively. The subsidiary banks are slightly negatively gapped, which means interest-bearing liabilities reprice more frequently than interest-bearing assets.

Noninterest income for the nine months ended September 30, 2002, was $1.2 million, compared to $739,000 for the same period in 2001, reflecting an increase of $511,000, or 69.1%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2002, totaled $980,000, compared to $438,000 for the same period in 2001, and is a reflection of the continuing growth of the deposit base, as well as improvement in the fee pricing structure.

The provision for loan losses was $259,000 in the first nine months of 2002 compared to $265,000 in the first nine months of 2001. The allowance for loan losses of $1.2 million at September 30, 2002 (approximately 1.1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $1.0 million, or 29.8%, for the nine months ended September 30, 2002, when compared with the same period in 2001. This increase is primarily due to the continued growth of the two financial institutions and the related services being offered.

ITEM 3. - CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation under the direction of the Company's Chief Executive Officer and Principal Accounting Officer was performed to determine the effectiveness of the Company's disclosure controls and procedures. These controls and procedures were found to be adequate.

There were no significant changes in the Company's internal controls or other factors subsequent to the date of the evaluation that could significantly affect these controls.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.


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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)



      November 8, 2002                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer


      November 8, 2002                 /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer




                              CERTIFICATIONS



                   CERTIFICATIONS PURSUANT TO SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002


I, David E. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The First Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      November 8, 2002                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer



                    CERTIFICATIONS PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002


I, David O. Thoms, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The First Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       November 8, 2002                /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer


             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with The First Bancshares, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, David E. Johnson, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

   (1)  The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       November 8, 2002              /S/ DAVID E. JOHNSON
Date: _____________________    By: _____________________________________
                                   David E. Johnson, President and Chief
                                      Executive Officer




             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with The First Bancshares, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, David O. Thoms, Jr., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

   (1)  The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       November 8, 2002              /S/ DAVID O. THOMS, JR.
Date: _____________________    By: _____________________________________
                                   David O. Thoms, Jr., Senior
                                      Vice President and Principal
                                      Accounting and Financial Officer