Form 10KSB
period 2002-12-31
FIRST BANCSHARES INC /MS/
filed 2003-03-31
CIK 947559

                                  U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2002

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

Securities registered under Section 12(b) of the Exchange Act:

                                                                        Name of Each Exchange on
             Title of Each Class                                               Which Registered
        ------------------------------                             ----------------------------------

                  None                                                             None
------------------------------------------------------      ----------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                            Common Stock, $1.00 par value
----------------------------------------------------------------------------------------------------------------------------------
                                                  (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the

Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <PRE>

        Yes            X                    No
-------------------                   ------------------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 6, 2003 was $15,254,300. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $17.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.      1,165,165 on March 6, 2003
                                                         --------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated March 19, 2003, and the Annual Report to the Stockholders for the year ended December 31, 2002.

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

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY
General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First”) located in Hattiesburg, Mississippi and The First National Bank of the Pine Belt (“Pine Belt”), located in Laurel, Mississippi (collectively, the “Banks”). The First began operations on August 5, 1996 from its main office in the Oak Grove community, which is on the outskirts of Hattiesburg. The First also operates two branches in Hattiesburg and one in Purvis, Mississippi. Pine Belt began banking operations on January 19, 1999. Pine Belt has one office located in Laurel, Mississippi. The Company and its subsidiary banks engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns and individuals. The First and Pine Belt are wholly-owned subsidiary banks of the Company.

Location and Service Area

The First. The First serves the cities of Hattiesburg and Purvis and the surrounding areas of Lamar and Forrest Counties, Mississippi. The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The First also has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth location at 3318 Hardy Street in Hattiesburg.

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

The First has a loan production office in Picayune, Mississippi and is in the process of establishing a branch there.

Pine Belt. Pine Belt serves the city of Laurel and the surrounding area of Jones County, Mississippi. Pine Belt’s main office is located at 1945 Highway 15 North, Laurel, Mississippi. Pine Belt expects to draw 75% of its retail business within a five mile radius of this location, with the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County that are within a 15 mile radius of Pine Belt.

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

•        Loan Products.  The Banks offer a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  The Banks also make real estate construction and acquisition loans.  The Banks' lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the Banks are subject to a loans-to-one-borrower limit of an amount equal to 15% of the
         Bank's unimpaired capital and surplus.  The Banks may not make any loans to any director, officer, employee, or 10% shareholder unless the loan is approved by the Board of Directors of the Banks and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Banks.

•        Mortgage Loan Divisions.  The Banks have mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

•        Other Services.  Other bank services include on-line Internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Banks are associated with the Money Belt, Gulfnet, and Plus networks of automated teller machines that may be used by the Banks' customers throughout Mississippi and other regions.  The Banks also offer VISA and MasterCard credit card services through a correspondent bank.

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

Currently there are ten other commercial banks, one savings institution, and three credit unions operating in The First’s primary service area, and seven other commercial banks and two credit unions operating in Pine Belt’s primary service area.

Employees

As of March 15, 2003, the Company had 86 full-time employees and 7 part-time employees.

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

The Company

Because it owns the outstanding capital stock of the Hattiesburg and Laurel Banks, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the “BHCA”).

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

Transactions With Affiliates and Insiders. The Banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. ___ Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company, The First, and Pine Belt were qualified as “well capitalized.”

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

ITEM 2. DESCRIPTION OF PROPERTY.

The First. The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, and a fourth office located at 3318 Hardy Street in Hattiesburg.

Pine Belt. Pine Belt's main office is located in a 12,000 square foot building on a 1.3 acre parcel located at 1945 Highway 15 North, Laurel, Mississippi.

The Company believes that the Banks’ facilities will adequately serve their needs.

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

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

In response to this Item, the information contained on page 52 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In response to this Item, the information contained on pages 3 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 23 through 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

In response to this Item, the information contained on or about pages 3 through 7 and pages 14 through 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 10.EXECUTIVE COMPENSATION.

In response to this Item, the information contained on pages 7 through 9 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In response to this Item, the information contained on pages 10 through 12 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained on pages 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

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

         10.8              First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to
                           Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No.
                           33-94288).

         10.9              Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and David
                           Johnson  (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No.
                           333-102908 on Form S-2).

         13                The Company's 2002 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form
                           10-KSB filed March 31, 1999).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.
ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of March 18, 2003 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

ITEM 15. PRINCIPAL ACCOUNTANT FEES.

In response to this Item, the information contained on page 15 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date:                  , 2003                                 By:
      -----------------                                           ----------------------------------------------------
                                                                   David E. Johnson
                                                                   President and Chief Executive Officer (Principal
                                                                   Executive Officer)

Date:                  , 2003                                 By:
      -----------------                                           ----------------------------------------------------
                                                                   David O. Thoms, Jr.
                                                                   (Principal Financial and Principal Accounting
                                                                   Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                           CAPACITIES                    DATE
----------                                           ----------                    -----

/s/ E. Ricky Gibson                                  Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ David Bomboy                                     Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ Trent A. Mulloy                                  Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ A.L. Smith                                       Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ Fred McMurry                                     Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ Andrew D. Stetelmah                              Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ Ted Parker                                       Director                      March 28, 2003
------------------------------------------                                         -------------------

/s/ J. Douglas Seidenburg                            Director                      March 28, 2003
----------------------------------------                                           -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

/s/ David E. Johnson                                President, CEO, and Director   March 28, 2003
------------------------------------------          (Principal Executive Officer)  -------------------

/s/ Daivd O. Thoms, Jr.                              (Principal Accounting and     March 28, 2003
------------------------------------------           Principal Financial Officer)  -------------------

CERTIFICATIONS

I, David E. Johnson, Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-KSB of The First Bancshares, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report  (the "Evaluation Date"); and

         c.   Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                 Date: March 26, 2003
                      -----------------

                                                                         /s/ David E. Johnson
                                                                        ---------------------------------------------
                                                                         David E. Johnson
                                                                         President and Chief Executive Officer

I, David O. Thoms, Jr., Principal Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-KSB of The First Bancshares, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.      Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report  (the "Evaluation Date"); and

         c.      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                 Date: March 26, 2003
                      -----------------

                                                                         /s/ David O. Thoms, Jr.
                                                                        ----------------------------------------------------
                                                                         David  O. Thoms, Jr.
                                                                         Principal Accounting and Principal Financial Officer

CERTIFICATIONS UNDER SECTION 906, SARBANES OXLEY ACT OF 2002

I, David E. Johnson, Chief Executive Officer, certify that

         this periodic report containing financial statements fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

         Date: March 26, 2003
              -----------------

                                                                         /s/ David E. Johnson
                                                                        ---------------------------------------------
                                                                         David E. Johnson
                                                                         President and Chief Executive Officer

I, David O. Thoms, Chief Financial Officer, certify that

         this periodic report containing financial statements fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

         Date: March 26, 2003
              -----------------

                                                                        /s/ David O. Thoms
                                                                        ---------------------------------------------
                                                                         David O. Thoms
                                                                         Chief Financial Officer