Form 10KSB/A
period 2002-12-31
FIRST BANCSHARES INC /MS/
filed 2003-05-07
CIK 947559

                                  U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                                             FORM 10-KSB/AMENDED

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

Date:   April 28       , 2003                                 By:   /s/ David E. Johnson
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

Date:   April 28       , 2003                                 By:  /s/ David O. Thoms, Jr.
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

SIGNATURES                                           CAPACITIES                    DATE
----------                                           ----------                    -----

 /s/ David E. Johnson                                Director                       April 28, 2003
------------------------------------------                                         -------------------

 /s/ M. Ray Cole, Jr.                                Director                       May 6, 2003
------------------------------------------                                         -------------------

 /s/ David W. Bomboy                                 Director                       May 7, 2003
------------------------------------------                                         -------------------

 /s/ Andy Stetelman                                  Director                       May 6, 2003
------------------------------------------                                         -------------------

 /s/ Trent A. Mulloy                                 Director                       May 7, 2003
------------------------------------------                                         -------------------

 /s/ E. Ricky Gibson                                 Director                       May 6, 2003
------------------------------------------                                         -------------------

 /s/ J. Douglas Seidenburg                           Director                       May 6, 2003
------------------------------------------                                         -------------------

 /s/ Charles R. Lightsey                             Director                       April 28, 2003
----------------------------------------                                           -------------------

 /s/ A. L. Smith                                     Director                       May 6, 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                     Director                                         , 2003
------------------------------------------                                         -------------------

                                                    President, CEO, and Director
------------------------------------------          (Principal Executive Officer)  -------------------

                                                     (Principal Accounting and
------------------------------------------           Principal Financial Officer)  -------------------

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

                 Date: April 28, 2003
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

                 Date: April 28, 2003
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

         Date: April 28, 2003
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

         Date: April 28, 2003
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