Form 10QSB
period 2003-03-31
FIRST BANCSHARES INC /MS/
filed 2003-05-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2003
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON MARCH 31, 2003, 1,174,861 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---

                         PART I - FINANCIAL INFORMATION


ITEM NO. 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                       (Unaudited)
                                                 March 31,   December 31,
      ASSETS                                       2003          2002
                                                 ________      ________

Cash and due from banks                          $  3,984      $  6,638
Interest-bearing deposits with banks                  670           653
Federal funds sold                                  4,458         4,810
                                                 ________      ________
   Total cash and cash equivalents                  9,112        12,101

Securities held-to-maturity, at amortized cost         24            25
Securities available-for-sale, at fair value       23,610        25,721
Loans                                             102,713       100,678
Allowance for loan losses                          (1,197)       (1,228)
                                                 ________      ________

         LOANS, NET                               101,516        99,450

Loans held for sale                                 8,914         7,091
Premises and equipment                              7,879         7,986
Accrued income receivable                             936           944
Cash surrender value                                3,060         3,019
Other assets                                        1,162         1,090
                                                 ________      ________

                                                 $156,213      $157,427
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing                        $ 19,386      $ 16,604
      Time, $100,000 or more                       31,415        33,551
      Interest-bearing                             70,313        67,966
                                                 ________      ________

          TOTAL DEPOSITS                          121,114       118,121

   Interest payable                                   210           240
   Borrowed funds                                  12,309        16,637
   Guaranteed preferred beneficial
      interests in Company's subordinated
      debentures                                    7,000         7,000
   Other liabilities                                  326           506
                                                 ________      ________

          TOTAL LIABILITIES                       140,959       142,504
                                                 ________      ________
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,174,861 and
      1,165,165 shares issued and outstanding
      at March 31, 2003 and December 31, 2002,
      respectively                                  1,175         1,165
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Additional paid-in capital                      12,672        12,512
   Retained earnings                                1,258         1,060
   Accumulated other comprehensive income             149           186
                                                 ________      ________

          TOTAL SHAREHOLDERS' EQUITY               15,254        14,923
                                                 ________      ________

                                                 $156,213      $157,427
                                                 ========      ========


                          THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      ___________________
                                                        2003      2002
                                                      ________   ________
INTEREST INCOME:
   Loans, including fees                              $  2,432   $  2,003
   Securities:
      Taxable                                              159        202
      Tax exempt                                            25          1
   Federal funds sold                                       12         18
   Other                                                    21         16
                                                      ________   ________

          TOTAL INTEREST INCOME                          2,649      2,240

INTEREST EXPENSE:
   Deposits                                                597        798
   Other borrowings                                        224        103
                                                      ________   ________

          TOTAL INTEREST EXPENSE                           821        901
                                                      ________   ________
          NET INTEREST INCOME                            1,828      1,339
PROVISION FOR LOAN LOSSES                                   86         89
                                                      ________   ________

          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                            1,742      1,250

OTHER INCOME:
   Service charges on deposit accounts                     328        269
   Other service charges, commissions and fees             100         82
                                                      ________   ________

          TOTAL OTHER INCOME                               428        351
                                                      ________   ________
OTHER EXPENSES:
   Salaries and employee benefits                          983        709
   Occupancy and equipment
      expense                                              287        223
   Other operating expenses                                427        357
                                                      ________   ________

          TOTAL OTHER EXPENSES                           1,697      1,289
                                                      ________   ________

          INCOME BEFORE INCOME TAXES                       473        312

INCOME TAXES                                               158        104
                                                      ________   ________

          NET INCOME                                  $    315   $    208
                                                      ========   ========

EARNINGS PER SHARE - BASIC                            $    .27   $    .18
EARNINGS PER SHARE - ASSUMING DILUTION                     .26        .17




                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      __________________
                                                        2003      2002
                                                      ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    315  $    208
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                      135       108
        Provision for loan losses                           86        89
        Increase (decrease) in loans held for sale      (1,823)      916
        Decrease in accrued income receivable                8        14
        Increase (decrease) in interest payable            (30)      (63)
        Other, net                                        (393)     (326)
                                                      ________  ________
         NET CASH PROVIDED BY (USED BY)
         OPERATING ACTIVITIES                           (1,702)      946
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                 6,653     5,289
   Purchases of securities available-for-sale           (4,578)   (7,496)
   Net increase in loans                                (2,035)   (4,952)
   Purchases of premises and equipment                      (5)     (287)
   Increase in cash surrender value                        (41)      -
                                                      ________  ________

        NET CASH USED BY INVESTING ACTIVITIES               (6)   (7,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  2,993     2,201
   Net increase (decrease) in borrowed funds            (4,327)    4,019
   Increase in trust preferred securities                  -       7,000
   Issuance of common stock                                170       -
   Dividend paid on common stock                          (117)     (117)
   Exercise of stock options                               -         110
                                                      ________  ________

        NET CASH PROVIDED BY (USED BY)
           FINANCING ACTIVITIES                         (1,281)   13,213
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                 (2,989)    6,713

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,101     9,334
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  9,112  $ 16,047
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $    851  $    964
CASH PAYMENTS FOR INCOME TAXES                             112       132




                         THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


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

The Hattiesburg and Laurel Bank are wholly-owned subsidiaries of the Company. The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors acts to promote its Bank and introduce prospective customers. The Company believes that this autonomy will allow each Bank to generate high yielding loans and to attract and retain core deposits. In 2002, the Hattiesburg Bank received approval from banking regulators to operate a branch in Picayune, Mississippi. Picayune operations consisted of a "Loan Production Office" in the first quarter of 2003. Branch operations are expected to begin in the second quarter of this year.

On February 11, 2003, the Company filed a registration statement on Form S-2 relating to the issuance of up to 45,000 shares of Common Stock in connection with the opening of a branch in Picayune, Mississippi. The maximum offering price per share of the $1 par value stock is $17.50 with an offering period terminating upon the earlier of the sale of 45,000 shares or April 30, 2003.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At March 31, 2003, the Company had approximately $156.2 million in consolidated assets, $101.5 million in consolidated loans, $121.1 million in consolidated deposits, and $15.3 million in consolidated shareholders' equity. For the three months ended March 31, 2003, the Company reported a consolidated net income of $315,000. For the same period, the Laurel Bank reported a net income of $32,000, and the Hattiesburg Bank net income of $332,000.

In the first quarter of 2002 and 2003, the Company declared and paid dividends of $.10 per common share.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                                March 31, 2003
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 315,000      1,166,781     $  .27
                                                                 ======
   Effect of dilutive shares:
      Stock options                        -          38,445
                                    _________    ___________

   Diluted per share                $ 315,000      1,205,226     $  .26
                                    =========    ===========     ======


                                         For the Three Months Ended
                                                March 31, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 208,000      1,165,165      $ .18
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           27,141
                                    _________    ___________

   Diluted per share                $ 208,000      1,192,306      $ .17
                                    =========    ===========      =====

NOTE D - STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

($ amounts in thousands except for per share data)
                                                                Three Months
                                                               Ended March 31,
                                                              ________________
                                                               2003       2002
                                                              _____      _____

   Net income, as reported                                    $ 315      $ 208
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                               (29)       (20)
                                                              _____      _____

   Pro forma net income                                       $ 286      $ 188
                                                              =====      =====
   Earnings per share:
      Basic - as reported                                     $ .27      $ .18
      Basic - pro forma                                         .25        .16

      Diluted - as reported                                     .26        .17
      Diluted - pro forma                                       .24        .15


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

The subsidiary Banks represent the primary assets of the Company. The Hattiesburg Bank reported total assets of $107.7 million at March 31, 2003, compared to $107.1 million at December 31, 2002. Loans increased $3.8 million, or 4.9%, during the first three months of 2003. Deposits at March 31, 2003, totaled $88.0 million compared to $83.0 million at
December 31, 2002.   For the three month period ended March 31, 2003, the
Hattiesburg Bank reported net income of $332,000 compared to $147,000 for the three months ended March 31, 2002. At March 31, 2003, the Laurel
Bank had total assets of $47.0 million, compared to $48.7 million at December 31, 2002, total loans of $30.7 million, compared to $29.8 million at December 31, 2002, and total deposits of $38.6 million, compared to $40.4 million at December 31, 2002. For the three month period ended March 31, 2003, the Laurel Bank reported net income from operations of $32,000, compared to $56,000 for the three months ended March 31, 2002.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2003, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At March 31, 2003, the subsidiary banks had loans past due as follows:

                                                ($ In Thousands)

     Past due 30 through 89 days                      $1,526
     Past due 90 days or more and still accruing         176

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled
$43,000 at March 31, 2003. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $240,000 at March 31, 2003. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $9.1 million as of March 31, 2003. In addition, loans and investment securities repricing or maturing within one year or less exceed $41.8 million at March 31, 2003. Approximately $11.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $219,000 at March 31, 2003.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2003, is $15.2 million, or approximately 9.7% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of March 31, 2003, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage            9.6%        10.4%
            Tier 1 risk-based         12.3%        13.5%
            Total risk-based          13.4%        14.4%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an initial interest rate of 5.59% which was adjusted at June 26, 2002, to the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years. These debentures qualify as Tier 1 capital up to 25% of other components of Tier 1 capital.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $315,000 for the three months ending March 31, 2003, compared with consolidated net income of $208,000 for the same period last year.

Net interest income increased to $1,826,000 from $1,339,000 for the first three months ending March 31, 2003, or an increase of 36.4%. Earning assets through March 31, 2003, increased $6.8 million and interest-bearing liabilities also increased $3.9 million compared to March 31, 2002, reflecting an increase of 5.1% and 3.3%, respectively.

Noninterest income for the three months ending March 31, 2003, was $428,000 compared to $351,000 for the same period in 2002, reflecting an increase of $77,000, or 21.9%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2003, totaled $328,000, compared to $269,000 for the same period in 2002, and is a reflection of continued growth of the deposit base, as well as improvement in the fee pricing structure.

The provision for loan losses was $86,000 in the first three months of 2003 compared with $89,000 for the same period in 2002. The allowance for loan losses of $1.2 million at March 31, 2003 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Other expenses increased by $408,000 or 31.6% for the three months ended March 31, 2003, when compared with the same period in 2002. This increase is primarily due to the continued growth of the two financial institutions and the related services being offered.


ITEM NO. 3.  CONTROLS AND PROCEDURES

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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.
              __________

                 99.         Section 906 Officer Certifications

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.




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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)


        May 12, 2003                   /s/ DAVID E. JOHNSON
______________________________         David E. Johnson, President and
           (Date)                        Chief Executive Officer


        May 12, 2003                   /s/ DAVID O. THOMS, JR.
______________________________         David O. Thoms, Jr., Senior
           (Date)                        Vice President and Principal
                                         Accounting and Financial Officer





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


         May 12, 2003                  /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer



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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        May 12, 2003                   /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer


EXHIBIT INDEX:

99     Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to
       Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99     Certificate pursuant to 18 U.S.C., Section 1350 as adopted pursuant to
       Section 906 of Sarbanes-Oxley Act of 2002 - Senior Vice President and Financial Officer