Form 10QSB
period 2003-06-30
FIRST BANCSHARES INC /MS/
filed 2003-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   June 30, 2003
                                               ------------------
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

                                    YES  X   NO
                                        ---     ---
ON JUNE 30, 2003, 1,188,779 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                                       ---     ---



                         PART I - FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS


                          THE FIRST BANCSHARES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                                  June 30,   December 31,
      ASSETS                                       2003          2002
                                                 ________      ________

Cash and due from banks                          $  7,813      $  6,638
Interest-bearing deposits with banks                  526           653
Federal funds sold                                  4,379         4,810
                                                 ________      ________
   Total cash and cash equivalents                 12,718        12,101

Securities held-to-maturity, at amortized cost         15            25
Securities available-for-sale, at fair value       23,693        25,721
Loans held for sale                                 8,567         7,091
Loans                                             104,772       100,678
Allowance for loan losses                          (1,216)       (1,228)
                                                 ________      ________
       LOANS, NET                                 103,556        99,450

Premises and equipment                              8,382         7,986
Accrued income receivable                             883           944
Cash surrender value                                3,099         3,019
Other assets                                        1,087         1,090
                                                 ________      ________

                                                 $162,000      $157,427
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 19,927      $ 16,604
      Time, $100,000 or more                       31,302        33,551
      Interest-bearing                             74,564        67,966
                                                 ________      ________
          TOTAL DEPOSITS                          125,793       118,121


   Interest payable                                   198           240
   Borrowed funds                                  12,973        16,637
   Guaranteed preferred beneficial interests
     in Company's subordinated debentures           7,000         7,000
   Other liabilities                                  308           506
                                                 ________      ________

          TOTAL LIABILITIES                       146,272       142,504

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,188,779 and
      1,165,165 shares issued and outstanding
      at June 30, 2003 and December 31, 2002,
      respectively.                                 1,189         1,165
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Additional paid-in capital                      12,902        12,512
   Retained earnings                                1,502         1,060
   Accumulated other comprehensive income             135           186
                                                 ________      ________

          TOTAL SHAREHOLDERS' EQUITY               15,728        14,923
                                                 ________      ________

                                                 $162,000      $157,427
                                                 ========      ========



                          THE FIRST BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                    (Unaudited)         (Unaudited)
                                Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                ___________________   ___________________
                                   2003      2002       2003       2002
                                ________   ________   ________   ________
INTEREST INCOME:
   Loans, including fees        $  2,517   $  2,137   $  4,949   $  4,140
   Securities:
      Taxable                        133        217        292        419
      Tax exempt                      24         15         49         16
   Federal funds sold                 10         14         22         32
   Other                              20         29         41         45
                                ________   ________   ________   ________
        TOTAL INTEREST INCOME      2,704      2,412      5,353      4,652

INTEREST EXPENSE:
   Deposits                          601        740      1,198      1,538
   Other borrowings                  219        222        443        325
                                ________   ________   ________   ________
        TOTAL INTEREST EXPENSE       820        962      1,641      1,863
                                ________   ________   ________   ________
        NET INTEREST INCOME        1,884      1,450      3,712      2,789
PROVISION FOR LOAN LOSSES            125        120        211        209
                                ________   ________   ________   ________

        NET INTEREST INCOME
          AFTER PROVISION
          FOR LOAN LOSSES          1,759      1,330      3,501      2,580

NONINTEREST INCOME:
   Service charges on deposit
     accounts                        345        342        673        611

   Other service charges,
     commissions and fees            103         74        203        156
                                ________   ________   ________   ________

        TOTAL OTHER INCOME           448        416        876        767
                                ________   ________   ________   ________
NONINTEREST EXPENSES:
   Salaries and employee
     benefits                        992        753      1,975      1,462
   Occupancy and equipment
     expense                         306        246        593        469
   Other operating expenses          540        505        967        862
                                ________   ________   ________   ________

        TOTAL OTHER EXPENSES       1,838      1,504      3,535      2,793
                                ________   ________   ________   ________

        INCOME BEFORE INCOME
          TAXES                      369        242        842        554

INCOME TAXES                         124         87        282        191
                                ________   ________   ________   ________

          NET INCOME            $    245   $    155   $    560   $    363
                                ========   ========   ========   ========

EARNINGS PER SHARE -
   BASIC                        $    .21   $    .13   $    .48   $    .31
EARNINGS PER SHARE -
   ASSUMING DILUTION            $    .20   $    .13   $    .46   $    .30
DIVIDENDS PER SHARE             $     -    $     -    $    .10   $    .10


                          THE FIRST BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      __________________
                                                        2003      2002
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    560  $    363
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      339       244
        Provision for loan losses                          211       209
        (Increase) decrease in accrued income
          receivable                                        61       (78)
        Increase in loans held-for-sale                 (1,476)   (1,004)
        Decrease in interest payable                       (42)      (97)
        Other, net                                        (211)      693
                                                      ________  ________
         NET CASH USED BY OPERATING ACTIVITIES            (558)      330
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
      available for sale                                11,765    10,248
   Maturities and calls of securities held-to-
      maturity                                              10         7
   Purchases of securities available-for-sale           (9,817)  (12,012)
   Net increase in loans                                (4,317)  (13,455)
   Purchases of premises and equipment                    (691)     (556)
   Increase in cash surrender value                        (80)   (1,782)
                                                      ________  ________
        NET CASH USED BY INVESTING ACTIVITIES           (3,130)  (17,550)
                                                      ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  7,672     3,028
   Net increase (decrease) in borrowed funds            (3,663)    6,238
   Issuance of trust preferred securities                  -       7,000
   Issuance of common stock                                413       -
   Dividends paid on common stock                         (117)     (117)
   Exercise of stock options                               -         110
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES        4,305    16,259
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                    617      (961)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,101     9,334
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 12,718  $  8,373
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  1,683  $  1,960
CASH PAYMENTS FOR INCOME TAXES                             248       245




                         THE FIRST BANCSHARES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


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

On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the First National Bank of the Pine Belt (Laurel Bank). The offering was closed on December 31, 1998, with 428,843 shares subscribed with an aggregate purchase price of $6.4 million. On January 19, 1999, the Laurel Bank received approval from its banking regulator to begin banking operations, and the Company used $5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank. Simultaneously, the 428,843 shares subscribed to in the offering were issued. Subsequent to June 30, 2003, the Banks petitioned the Office of the Comptroller of Currency to merge the two banks. Approval is pending after a period of required publication of legal notices.

The Hattiesburg and Laurel Banks are wholly-owned subsidiaries of the Company. The Company's strategy is for the Hattiesburg Bank and the Laurel Bank to operate on a decentralized basis, emphasizing each Bank's local board of directors and management and their knowledge of their local community. Each Bank's local board of directors acts to promote its Bank and introduce prospective customers. The Company believes that this autonomy will allow each Bank to generate high-yielding loans and to attract and retain core deposits. In 2002, the Hattiesburg Bank received approval from banking regulators to operate a branch in Picayune, Mississippi. Picayune operations consisted of a "Loan Production Office" in the first quarter of 2003. Branch operations began in June, 2003.

On February 11, 2003, the Company filed a registration statement on Form S-2 relating to the issuance of up to 45,000 shares of Common Stock in connection with the opening of a branch in Picayune, Mississippi. The maximum offering price per share of the $1 par value stock is $17.50 with an offering period that terminated July 31, 2003, after a total of 26,494 shares were sold.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short- to medium-term commercial, mortgage, and personal loans. At June 30, 2003, the Company had approximately $162.0 million in consolidated assets, $104.8 million in consolidated loans, $125.8 million in consolidated deposits, and $15.7 million in consolidated shareholders' equity. For the six months ended June 30, 2003, the Company reported a consolidated net income of $560,000. For the same period, the Hattiesburg Bank reported net income of $586,000 and the Laurel Bank reported net income of $83,000.

In the first quarter of 2002 and 2003, the Company declared and paid dividends of $.10 per common share.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                                June 30, 2003
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 245,000      1,180,784      $.21
                                                                  ====
   Effect of dilutive shares:
      Stock options                       -           38,445
                                    _________    ___________

   Diluted per share                $ 245,000      1,219,229      $.20
                                    =========    ===========      ====


                                           For the Six Months Ended
                                                June 30, 2003
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 560,000      1,172,938      $.48
                                                                  ====
   Effect of dilutive shares:
      Stock options                       -           38,445
                                    _________    ___________

   Diluted per share                $ 560,000      1,211,383      $.46
                                    =========    ===========      ====



                                         For the Three Months Ended
                                                 June 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 155,000      1,165,165      $.13
                                                                  ====
   Effect of dilutive shares:
      Stock options                        -          35,130
                                    _________    ___________

   Diluted per share                $ 155,000      1,200,295      $.13
                                    =========    ===========      ====


                                           For the Six Months Ended
                                                 June 30, 2002
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                  $ 363,000      1,165,165      $.31
                                                                  ====
   Effect of dilutive shares:
      Stock options                        -          35,130
                                    _________    ___________

   Diluted per share                $ 363,000      1,200,295      $.30
                                    =========    ===========      ====


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

($ amounts in thousands except for per share data)

                                                                  Quarter
                                                               Ended June 30,
                                                              ________________
                                                               2003       2002
                                                              _____      _____

   Net income, as reported                                    $ 245      $ 155
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                               (11)       (27)
                                                              _____      _____

   Pro forma net income                                       $ 234      $ 128
                                                              =====      =====

   Earnings per share:
      Basic - as reported                                     $ .21      $ .13
      Basic - pro forma                                         .20        .11

      Diluted - as reported                                     .20        .13
      Diluted - pro forma                                       .19        .11



                                                                 Six Months
                                                               Ended June 30,
                                                              ________________
                                                               2003       2002
                                                              _____      _____

   Net income, as reported                                    $ 560      $ 363
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                               (40)       (53)
                                                              _____      _____

   Pro forma net income                                       $ 520      $ 310
                                                              =====      =====

   Earnings per share:
      Basic - as reported                                     $ .48      $ .31
      Basic - pro forma                                         .44        .27

      Diluted - as reported                                     .46        .30
      Diluted - pro forma                                       .43        .26


NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:
(In thousands)
                                                             Quarter Ended
                                                                June 30,
                                                             ______________
                                                             2003      2002
                                                             ____      ____

   Net Income                                                $245      $155

   Other Comprehensive Income (loss) net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes                         (37)       88
                                                             ____      ____

   Comprehensive Income                                      $208      $243
                                                             ====      ====

   Accumulated Comprehensive Income                          $135      $145
                                                             ====      ====


                                                            Six Months Ended
                                                                 June 30,
                                                              _____________
                                                              2003     2002
                                                              ____     ____

   Net Income                                                 $560     $363

   Other Comprehensive Income (Loss) net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes                          (51)      34
                                                              ____     ____

   Comprehensive Income                                       $509     $397
                                                              ====     ====

   Accumulated Comprehensive Income                           $135     $145
                                                              ====     ====


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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $110.2 million at June 30, 2003, compared to $107.1 million at December 31, 2002. Loans increased $3.1 million, or 4.0%, during the first six months of 2003. Deposits at June 30, 2003, totaled $89.5 million compared to $83.0 million at
December 31, 2002.   For the six month period ended June 30, 2003, the
Hattiesburg Bank reported net income of $586,000, compared to $341,000 at June 30, 2002. At June 30, 2003, the Laurel Bank had total assets of $50.2 million compared to $48.8 million at December 31, 2002. Total loans increased $2.4 million, or 8.1% during the first six months of 2003. Deposits at June 30, 2003, totaled $41.0 million compared to the December 31, 2002, balance of $40.1 million. For the six month period ended June 30, 2003, the Laurel Bank reported net income of $83,000, compared to $101,000 for the six months ended June 30, 2002.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2003, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2003, the subsidiary banks had loans past due as follows:

                                                    ($ In Thousands)

     Past due 30 through 89 days                          $583
     Past due 90 days or more and still accruing           617

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. There were no nonaccrual loans at June 30, 2003. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $221,000 at June 30, 2003. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $12.7 million as of June 30, 2003. In addition, loans and investment securities repricing or maturing within one year or less exceed $49.1 million at June 30, 2003. Approximately $11.3 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $121,000 at June 30, 2003.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2003, is $15.7 million, or approximately 9.7% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of June 30, 2003, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage           10.6%        10.3%
            Tier 1 risk-based         13.7%        12.7%
            Total risk-based          14.7%        13.6%


On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an initial interest rate of 5.59% which is adjusted annually at June 26 to the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years. These debentures qualify as Tier 1 capital up to 25% of other components of Tier 1 capital.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $560,000 for the six months ending June 30, 2003, compared with consolidated net income of $363,000 for the same period last year.

Net interest income increased to $3,712,000 from $2,789,000 for the first six months ending June 30, 2003, or an increase of 33.1%. Earning assets through June 30, 2003, increased $7.3 million and interest-bearing liabilities also increased $6.8 million compared to June 30, 2002, reflecting increases of 5.4% and 5.7%, respectively.

Noninterest income for the six months ending June 30, 2003, was $876,000 compared to $767,000 for the same period in 2002, reflecting an increase of $109,000 or 14.2% Noninterest income consists mainly of service charges, commissions, and fees. Service charges on deposit accounts for the six months ending June 30, 2003, totaled $673,000 compared with $611,000 for the same period in 2002 and is a reflection of the continuing growth of the deposit base.

The provision for loan losses was $211,000 in the first six months of 2003 compared with $209,000 for the same period in 2002. The allowance for loan losses of $1.2 million at June 30, 2003 (approximately 1.2% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased from $2.8 million for the six months ended June 30, 2002, to $3.5 million for the same period in 2003. This increase of 26.6% reflected the continued growth of the subsidiary banks and the related services being offered which resulted in an increase in the number of employees.


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

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Company's annual meeting of stockholders held April 24, 2003, the following proposals were approved:

             The following individuals were elected to serve as Class II directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2006:

                 David E. Johnson           Andrew D. Stetelman
                 Trent A. Mulloy            Ralph T. Simmons
                 Dawn T. Parker             Charles R. Lightsey

             The following individual was elected to serve as Class I director of the Company for a term that expires at the annual meeting of stockholders to be held in 2005:

                 Gregory H. Mitchell

             The following individual was elected to serve as Class III director of the Company for a term that expires at the annual meeting of stockholders to be held in 2004:

                 Gerald Claiborne Patch

             Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

                                             For    Against  Withheld
                                           _______  _______  ________

                 Gregory H. Mitchell       708,659     0        3,600
                 David E. Johnson          701,467     0       10,792
                 Trent A. Mulloy           708,659     0        3,600
                 Dawn T. Parker            708,659     0        3,600
                 Andrew D. Stetelman       708,659     0        3,600
                 Ralph T. Simmons          691,658     0       20,601
                 Charles R. Lightsey       708,659     0        3,600
                 Gerald Claiborne Patch    708,659     0        3,600

             The terms of the Class II directors expire at the 2006 Annual Shareholders Meeting, the terms of the Class I directors will expire at the 2005 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2004 Annual Shareholders Meeting. The directors and their classes are:

                 Class I               Class II            Class III

             Perry E. Parker        Trent A. Mulloy      David W. Bomboy, M.D.
             Ted E. Parker          David E. Johnson     E. Ricky Gibson
             Dennis L. Pierce       Dawn T. Parker       Fred A. McMurry
             J. Douglas Seidenburg  Andrew D. Stetelman  M. Ray (Hoppy) Cole
             A. L. Smith            Ralph T. Simmons     Gerald Claiborne Patch
             Gregory H. Mitchell    Charles R. Lightsey



ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.
              __________

                 31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.





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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)



       August 14, 2003                 /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer


       August 14, 2003                 /S/ DAVID O. THOMS, JR.
______________________________         _________________________________
           (Date)                      David O. Thoms, Jr., Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer