Form 10QSB
period 2003-09-30
FIRST BANCSHARES INC /MS/
filed 2003-11-13
CIK 947559

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2003
                                              ------------------
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

                        Yes  [X]        No  [ ]

ON SEPTEMBER 30, 2003, 1,165,165 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                        Yes  [ ]        No  [X]




                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         THE FIRST BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)                        (Unaudited)
                                               September 30,  December 31,
      ASSETS                                       2003          2002
                                                 ________      ________

Cash and due from banks                          $  5,434      $  6,638
Interest-bearing deposits with banks                  639           652
Federal funds sold                                  3,627         4,810
                                                 ________      ________
      TOTAL CASH AND CASH EQUIVALENTS               9,700        12,100

Securities held-to-maturity, at amortized cost         15            25
Securities available-for-sale, at fair value       28,217        25,721
Loans held for sale                                 3,576         7,092
Loans                                             109,815       100,678
Allowance for loan losses                          (1,151)       (1,228)
                                                 ________      ________
      LOANS, NET                                  108,664        99,450

Premises and equipment                              8,278         7,986
Interest receivable                                   837           944
Cash surrender value                                3,139         3,019
Other assets                                        1,144         1,090
                                                 ________      ________

                                                 $163,570      $157,427
                                                 ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing                        $ 19,389      $ 16,604
      Time, $100,000 or more                       28,368        33,551
      Interest-bearing                             76,520        67,966
                                                 ________      ________
          TOTAL DEPOSITS                          124,277       118,121


   Interest payable                                   179           240
   Borrowed funds                                  16,206        16,637
   Guaranteed preferred beneficial interests
      in Company's subordinated debentures          7,000         7,000
   Other liabilities                                  368           506
                                                 ________      ________
          TOTAL LIABILITIES                       148,030       142,504

SUBORDINATED DEBENTURES                               -             -

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value. Authorized
      10,000,000 shares; 1,191,659 and
      1,165,165 shares issued at September 30,
      2003 and December 31, 2002, respectively.     1,192         1,165
   Preferred stock, par value $1 per share,
      10,000,000 shares authorized; no shares
      issued and outstanding                          -             -
   Treasury stock, at cost, 26,494 shares and
      no shares at September 30, 2003 and
      December 31, 2002, respectively                (464)          -
   Additional paid-in capital                      12,949        12,512
   Retained earnings                                1,789         1,060
   Accumulated other comprehensive income              74           186
                                                 ________      ________
          TOTAL SHAREHOLDERS' EQUITY               15,540        14,923
                                                 ________      ________

                                                 $163,570      $157,427
                                                 ========      ========


                           THE FIRST BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)

                                             (Unaudited)    (Unaudited)
                                            Three Months    Nine Months
                                                Ended          Ended
                                           September 30,    September 30,
                                           ______________  ______________
                                            2003    2002    2003    2002
                                           ______  ______  ______  ______
INTEREST INCOME:
   Loans, including fees                   $2,514  $2,412  $7,463  $6,552
   Securities:
      Taxable                                 146     195     438     614
      Tax exempt                               23      24      72      40
   Federal funds sold                          12      13      34      45
   Other                                       21      -       62      45
                                           ______  ______  ______  ______
          TOTAL INTEREST INCOME             2,716   2,644   8,069   7,296

INTEREST EXPENSE:
   Deposits                                   543     675   1,741   2,213
   Other borrowings                           222     253     665     578
                                           ______  ______  ______  ______
         TOTAL INTEREST EXPENSE               765     928   2,406   2,791
                                           ______  ______  ______  ______
         NET INTEREST INCOME                1,951   1,716   5,663   4,505
PROVISION FOR LOAN LOSSES                     135      50     346     259
                                           ______  ______  ______  ______
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES        1,816   1,666   5,317   4,246

NONINTEREST INCOME:
   Service charges on deposit accounts        346     369   1,019     980
   Other service charges, commissions and
     fees                                     100     114     303     270
                                           ______  ______  ______  ______
        TOTAL NONINTEREST INCOME              446     483   1,322   1,250

NONINTEREST EXPENSES:
   Salaries and employee benefits           1,020     884   2,995   2,346
   Occupancy and equipment expense            318     293     911     762
   Other operating expenses                   496     491   1,463   1,353
                                           ______  ______  ______  ______
        TOTAL NONINTEREST EXPENSES          1,834   1,668   5,369   4,461
                                           ______  ______  ______  ______

        INCOME BEFORE INCOME TAXES            428     481   1,270   1,035

INCOME TAXES                                  142     164     424     355
                                           ______  ______  ______  ______

        NET INCOME                         $  286  $  317  $  846  $  680
                                           ======  ======  ======  ======

EARNINGS PER SHARE - BASIC                 $  .25  $  .27  $  .72  $  .58
EARNINGS PER SHARE - ASSUMING
   DILUTION                                $  .24  $  .26  $  .70  $  .57
DIVIDENDS PER SHARE                        $   -   $   -   $  .10  $  .10


                          THE FIRST BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


($ Amounts in Thousands)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      __________________
                                                        2003      2002
                                                      ________  ________
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                         $    846  $    680
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      510       372
        Provision for loan losses                          346       259
        (Increase) decrease in interest receivable         107       (23)
        (Increase) decrease in loans held-for-sale       3,515      (580)
        Increase (decrease) in interest payable            (61)      104
        Other, net                                        (199)   (1,371)
                                                      ________  ________
         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                         5,064      (559)
                                                      ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and calls of securities
     available-for-sale                                 13,841    17,876
   Maturities and calls of held-to-maturity
     securities                                              9         7
   Purchases of securities available-for-sale          (16,508)  (18,196)
   Net increase in loans                                (9,560)  (11,999)
   Purchases of premises and equipment                    (735)     (803)
   Increase in cash surrender value                       (120)   (1,207)
                                                      ________  ________
        NET CASH USED IN INVESTING ACTIVITIES          (13,073)  (14,322)
                                                      ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                  6,156     2,140
   Net increase in borrowed funds                         (430)    6,863
   Issuance of trust preferred securities                  -       7,000
   Issuance of common stock                                464       -
   Purchase of treasury stock                             (464)      -
   Dividends paid on common stock                         (117)     (117)
   Exercise of stock options                               -         110
                                                      ________  ________
        NET CASH PROVIDED BY FINANCING ACTIVITIES        5,609    15,996
                                                      ________  ________

        NET INCREASE (DECREASE) IN CASH                 (2,400)    1,115

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,100     9,334
                                                      ________  ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  9,700  $ 10,449
                                                      ========  ========

CASH PAYMENTS FOR INTEREST                            $  2,467  $  2,895
CASH PAYMENTS FOR INCOME TAXES                             255       267




                           THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


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

On August 10, 1998, the Company filed a registration statement on Form SB-2 relating to the issuance of up to 533,333 shares of Common Stock in connection with the formation of the First National Bank of the Pine Belt (Laurel Bank). The offering was closed on December 31, 1998, with 428,843 shares subscribed with an aggregate purchase price of $6.4 million. On January 19, 1999, the Laurel Bank received approval from its banking regulator to begin banking operations, and the Company used
$5 million of the net proceeds to purchase 100% of the capital stock of the Laurel Bank. Simultaneously, the 428,843 shares subscribed to in the offering were issued. During the third quarter of 2003, the Banks petitioned the Office of Comptroller of Currency to merge the two banks. Merger approval has been received and a target date of January, 2004, has been set.

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

On February 11, 2003, the Company filed a registration statement on Form S-2 relating to the issuance of up to 45,000 shares of Common Stock in connection with the opening of a branch in Picayune, Mississippi. The maximum offering price per share of the $1 par value stock was $17.50 with an offering period that terminated July 31, 2003, after a total of 26,494 shares were sold. In accordance with the Form S-2 described use of funds, the Company purchased 26,494 shares of treasury stock at $17.50 per share.

The Hattiesburg Bank and the Laurel Bank engage in general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Banks offer a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Banks also offer short to medium-term commercial, mortgage, and personal loans. At September 30, 2003, the Company had approximately $163.6 million in consolidated assets, $109.8 million in consolidated loans, $124.3 million in consolidated deposits, and $15.5 million in consolidated shareholders' equity. For the nine months ended September 30, 2003, the Company reported a consolidated net income of $846,000. For the same period, the Hattiesburg Bank reported net income of $839,000, and the Laurel Bank net income of $162,000.

In the first quarter of 2002 and 2003, the Company declared and paid dividends of $.10 per common share.


NOTE C -- EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                         For the Three Months Ended
                                             September 30, 2003
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $286,000     1,165,165       $ .25
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           38,445
                                     ________      _________

   Diluted per share                 $286,000      1,203,610      $ .24
                                     ========      =========      =====


                                           For the Nine Months Ended
                                              September 30, 2003
                                    _____________________________________
                                    Net Income      Shares      Per Share
                                   (Numerator)  (Denominator)     Data
                                    _________    ___________   __________

   Basic per share                   $846,000      1,170,347      $ .72
                                                                  =====
   Effect of dilutive shares:
      Stock options                       -           38,445
                                     ________      _________

   Diluted per share                 $846,000      1,208,792      $ .70
                                     ========      =========      =====



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

($ amounts in thousands except for per share data)

                                                                Quarter Ended
                                                                September 30,
                                                              ________________
                                                               2003       2002
                                                              _____      _____

   Net income, as reported                                    $ 286      $ 317
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                                (1)       (28)
                                                              _____      _____

   Pro forma net income                                       $ 285      $ 289
                                                              =====      =====

   Earnings per share:
      Basic - as reported                                     $ .25      $ .27
      Basic - pro forma                                         .24        .25

      Diluted - as reported                                     .24        .26
      Diluted - pro forma                                       .24        .24



                                                              Nine Months Ended
                                                                September 30,
                                                              ________________
                                                               2003       2002
                                                              _____      _____

   Net income, as reported                                    $ 846      $ 680
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                               (41)       (81)
                                                              _____      _____

   Pro forma net income                                       $ 805      $ 599
                                                              =====      =====

   Earnings per share:
      Basic - as reported                                     $ .72      $ .58
      Basic - pro forma                                         .69        .51

      Diluted - as reported                                     .70        .57
      Diluted - pro forma                                       .67        .50


NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:
(In thousands)
                                                             Quarter Ended
                                                              September 30,
                                                             ______________
                                                             2003      2002
                                                             ____      ____

   Net Income                                                $286      $317

   Other Comprehensive Income (loss) net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes                         (61)       32
                                                             ____      ____

   Comprehensive Income                                      $225      $349
                                                             ====      ====

   Accumulated Comprehensive Income                          $ 74      $177
                                                             ====      ====


                                                            Nine Months Ended
                                                              September 30,
                                                              _____________
                                                              2003     2002
                                                              ____     ____

   Net Income                                                 $846     $680

   Other Comprehensive Income (Loss) net of tax:
      Unrealized holding gains (losses) on securities
      during the period, net of taxes                         (112)      66
                                                              ____     ____

   Comprehensive Income                                       $734     $746
                                                              ====     ====

   Accumulated Comprehensive Income                           $ 74     $177
                                                              ====     ====



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

The subsidiary Banks represent virtually all of the assets of the Company. The Hattiesburg Bank reported total assets of $109.4 million at September 30, 2003, compared to $107.1 million at December 31, 2002. Loans increased $2.6 million, or 3.4%, during the first nine months of 2003. Deposits at September 30, 2003, totaled $85.3 million compared to $83.0 million at December 31, 2002. For the nine month period ended September 30, 2003, the Hattiesburg Bank reported net income of $839,000, compared to $655,000 for the nine months ended September 30, 2002. At September 30, 2003, the Laurel Bank had total assets of $52.7, compared to $48.8 million at December 31, 2002. Loans increased $3.0 million, or 10.0% during the first nine months of 2003. Deposits at September 30, 2003, totaled $43.2 million compared to the December 31, 2002, balance of $40.5 million. For the nine month period ended September 30, 2003, the Laurel Bank reported net income of $162,000 compared to $151,000 for the nine months ended September 30, 2002.


NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2003, the subsidiary Banks had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2003, the subsidiary banks had loans past due as follows:

                                                 ($ In Thousands)

     Past due 30 through 89 days                      $1,104
     Past due 90 days or more and still accruing         216


The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $236,000 at September 30, 2003. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $290,000 at September 30, 2003. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary Banks had no restructured loans at September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $9.7 million as of September 30, 2003. In addition, loans and investment securities repricing or maturing within one year or less exceed $50.5 million at September 30, 2003. Approximately $12.0 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $151,000 at September 30, 2003.

There are no known trends or any known commitments of uncertainties that will result in the subsidiary banks' liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2003, is $15.5 million, or approximately 9.5% of total assets. The Hattiesburg Bank and Laurel Bank currently have adequate capital positions to meet the minimum capital requirements for all regulatory agencies. Their capital ratios as of September 30, 2003, are as follows:

                                   Hattiesburg     Laurel
                                       Bank         Bank
                                      _____        _____

            Tier 1 leverage           10.57%        9.82%
            Tier 1 risk-based         13.81%       12.50%
            Total risk-based          14.77%       13.35%

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


RESULTS OF OPERATIONS

The Company had a consolidated net income of $846,000 for the nine months ended September 30, 2003, compared with consolidated net income of $680,000 for the same period last year.

Net interest income for the first nine months ended September 30, 2003, increased to $5.7 million from $4.5 million for the first nine months ended September 30, 2002, or an increase of 25.7%. Earning assets through September 30, 2003, increased $10.2 million and interest-bearing liabilities also increased $7.2 million compared to September 30, 2002, reflecting increases of 7.5% and 5.9%, respectively.

Noninterest income for the nine months ended September 30, 2003, was $1.322 million, compared to $1.250 million for the same period in 2002, reflecting an increase of $72,000, or 5.8%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2003, totaled $1,019,000, compared to $980,000 for the same period in 2002, and is a reflection of the continuing growth of the deposit base, as well as improvement in the fee pricing structure.

The provision for loan losses was $346,000 in the first nine months of 2003 compared to $259,000 in the first nine months of 2002. The allowance for loan losses of $1.2 million at September 30, 2003 (approximately 1.0% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $908,000, or 20.4%, for the nine months ended September 30, 2003, when compared with the same period in 2002. This increase is primarily due to the continued growth of the two financial institutions and the related services being offered.


ITEM 3. - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls
and procedures.   The principal executive officer and the principal
financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.
There have been no significant changes in the Corporation's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               Exhibit No.
               ___________

                   31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   32.2 Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.


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


                                       THE FIRST BANCSHARES, INC.
                                       --------------------------
                                               (Registrant)



      November 13, 2003                /S/ DAVID E. JOHNSON
______________________________         _________________________________
           (Date)                      David E. Johnson, President and
                                         Chief Executive Officer


      November 13, 2003                /S/ DAVID O. THOMS
______________________________         _________________________________
           (Date)                      David O. Thoms, Senior
                                         Vice President and Principal
                                         Accounting and Financial Officer