Form 10KSB
period 2003-12-31
FIRST BANCSHARES INC /MS/
filed 2004-03-26
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                                           Commission file no. 33-94288

                                            THE FIRST BANCSHARES, INC.
                                --------------------------------------------------
                                  (Name of Small Business Issuer in Its Charter)

                 Mississippi                                                       64-0862173
 -----------------------------------------------------------------  -----------------------------------------------------
         (State or Other Jurisdiction of                              (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                     39402
--------------------------------------------------------------      -----------------------------------------------------
       (Address of principal executive offices)
                                                                                  (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                                ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                         Name of Each Exchange on
             Title of Each Class                                              Which Registered

                  None                                                               None
-------------------------------------------------------------    --------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                          Common Stock, $1.00 par value
-------------------------------------------------------------------------------------------------------------------------
                                                 (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X           No
     -------------         -----------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $12,257,671

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 25, 2004 was $14,796,250.  This calculation is based upon an estimate of the fair market value of the Common Stock by the
Company's Board of Directors of $17.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date.   1,165,165  on  March 25, 2004

                                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated April 22, 2004, and the Annual Report to the Stockholders for the year ended
December 31, 2003.

         Transitional Small Business Disclosure Format. (Check one):

Yes                  No         X
    ------------        --------------

                                            THE FIRST BANCSHARES, INC.
                                                    FORM 10-KSB
                                                 TABLE OF CONTENTS

                                                                                                               Page

                                                       PART I

                                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............................................11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................11
ITEM 7.  FINANCIAL STATEMENTS................................................................................11
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................11
ITEM 8A  CONTROLS AND PROCEDURES ........................................................................... 11

                                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT........................................................................................11
ITEM 10. EXECUTIVE COMPENSATION..............................................................................12
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

ITEM 1. BUSINESS.
BUSINESS OF THE COMPANY
 General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First”) located in Hattiesburg, Mississippi and The First National Bank of the Pine Belt (“Pine Belt”), located in Laurel, Mississippi (collectively, the “Banks”). The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. The First also operates two other branches in Hattiesburg, one in Purvis, Mississippi, and one in Picayune, Mississippi. Pine Belt began banking operations on January 19, 1999. Pine Belt has one office located in Laurel, Mississippi. The Company and its subsidiary banks engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small- to medium-sized businesses, professional concerns and individuals. The First and Pine Belt are wholly-owned subsidiary banks of the Company. In January, 2004, the two banks were consolidated to form one bank, The First, A National Banking Association.

Location and Service Area

The First. The First serves the cities of Hattiesburg, Purvis, Picayune, and the surrounding areas of Lamar, Forrest and Pearl River Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First also has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 3318 Hardy Street in Hattiesburg, and a fifth location at Hwy 43 South in Picayune, Mississippi.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section.. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, the Methodist Hospital, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timer, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities.

The First opened a branch in a modular unit in Picayune, MS in Pearl River County in June, 2003. The permanent office is planned to open in March of 2004 at the same location. It will be a 3,800 square foot building near the intersection of Interstate Highway 59 and Highway 43 in Picayune and will serve the Pearl River County market.

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

o        Loan Products.  The Banks offer a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  The Banks also make real estate construction and acquisition loans.  The Banks' lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the Banks are subject to a loans-to-one-borrower limit of an amount equal to 15% of the
         Bank's unimpaired capital and surplus.  The Banks may not make any loans to any director,  executive officer, or 10% shareholder unless the loan is approved by the Board of Directors of the Banks and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Banks.

o        Mortgage Loan Divisions.  The Banks have mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

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

Currently there are thirteen other commercial banks, two savings institutions, and three credit unions operating in The First’s primary service area, and seven other commercial banks and two credit unions operating in Pine Belt’s primary service area.

Employees

As of March 5, 2004, the Company had 81 full-time employees and 12 part-time employees.

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

Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003, the Company, The First, and Pine Belt were qualified as “well capitalized.”

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

During January 2001, the Company made application and was approved by the Federal Reserve Bank to become a financial holding company; however, the Company has no current plans to pursue expanded activities under the Financial Services Modernization Act. The Company’s management has not determined at this time whether it will seek to form a financial subsidiary. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The First. The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth office located at 3318 Hardy Street in Hattiesburg, as well as a fifth office located on Hwy 43 South, Picayune, MS in a modular unity with a soon to be completed 3,800 sq.ft. permanent office at the same location.

Pine Belt. Pine Belt’s main office is located in a 12,000 square foot building on a 1.3 acre parcel located at 1945 Highway 15 North, Laurel, Mississippi.

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

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

In response to this Item, the information contained on page 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In response to this Item, the information contained on pages 3 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 23 through 56 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a company's "disclosure controls and procedures" are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

As of December 31, 2003 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

      (b) Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

In response to this Item, the information contained on or about pages 3 through 7 and pages 14 through 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company’s internet website at www.thefirstbank.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-KSB and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The information contained on page 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION.

In response to this Item, the information contained on pages 7 through 10 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In response to this Item, the information contained on pages 11 through 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained on page 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, is incorporated herein by reference.

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

         13                The Company's 2003 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                           Company's Form 10-KSB filed March 31, 1999).

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained on page 17 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date:  March 19   , 2004                                      By:  /s/ David E. Johnson
     -------------                                               ----------------------------------------
                                                                   David E. Johnson
                                                                   President and Chief Executive Officer
                                                                   (Principal Executive Officer)

Date:  March 19   , 2004                                      By:  /s/ David O. Thoms, Jr.
     -------------                                               ----------------------------------------
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

SIGNATURES                                           CAPACITIES                    DATE

/s/ Trent A. Mulloy                                  Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ E. Ricky Gibson                                  Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ J. Douglas Seidenburg                            Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ Ted E. Parker                                    Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ Gregory H. Mitchell                              Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ Gerald C. Patch                                  Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ Dennis L. Pierce                                 Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ Ralph T. Simmons                                 Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ M. Ray Cole, Jr.                                 Director                   March 19    , 2004
--------------------------------------                                        --------------

/s/ David W. Bomboy                                  Director                               , 2004
--------------------------------------                                        --------------

                                                     Director                               , 2004
--------------------------------------                                        --------------

                                                     Director                               , 2004
--------------------------------------                                        --------------

/s/ David E. Johnson                                 President, CEO, and         March 19    , 2004
--------------------------------------               Director                 --------------
                                                     (Principal Executive Officer)

/s/ David O. Thoms, Jr.                              (Principal Financial       March 19    , 2004
--------------------------------------               and Accounting Officer)  --------------