Form 10QSB
period 2004-03-31
FIRST BANCSHARES INC /MS/
filed 2004-05-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-94288

THE FIRST BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Mississippi	64-0862173
(State of incorporation)	(I.R.S. Employer identification No.)

6480 U.S. Highway 98 West Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

(601) 268-8998

(Issuer’s telephone number, including area code)

NONE

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On March 31, 2004, 1,165,165 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding. transitional small business disclosure format (check one):    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$7,026	$5,046
Interest-bearing deposits with banks	600	702
Federal funds sold	2,289	117

Total cash and cash equivalents	9,915	5,865

Securities held-to-maturity, at amortized cost	15	15
Securities available-for-sale, at fair value	24,902	31,281
Loans held for sale	3,493	1,562
Loans	125,767	113,680
Allowance for loan losses	(1,252)	(1,166)

LOANS, NET	124,515	112,514

Premises and equipment	8,577	8,365
Interest receivable	929	822
Cash surrender value	3,210	3,170
Other assets	1,574	1,347

	$177,130	$164,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$24,548	$19,995
Time, $100,000 or more	27,278	27,558
Interest-bearing	76,730	74,145

TOTAL DEPOSITS	128,556	121,698
Interest payable	158	168
Borrowed funds	24,722	19,986
Subordinated debentures	7,217	7,217
Other liabilities	562	221

TOTAL LIABILITIES	161,215	149,290

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,191,659 shares issued at March 31, 2004 and December 31, 2003	1,192	1,192
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at March 31, 2004 and December 31, 2003	(464)	(464)
Additional paid-in capital	12,949	12,949
Retained earnings	2,101	1,951
Accumulated other comprehensive income	137	23

TOTAL SHAREHOLDERS’ EQUITY	15,915	15,651

	$177,130	$164,941

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

	(Unaudited) Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Loans, including fees	$2,251	$2,432
Securities:
Taxable	178	159
Tax exempt	26	25
Federal funds sold	4	12
Other	25	21

TOTAL INTEREST INCOME	2,484	2,649

INTEREST EXPENSE:
Deposits	468	597
Other borrowings	258	224

TOTAL INTEREST EXPENSE	726	821

NET INTEREST INCOME	1,758	1,828

PROVISION FOR LOAN LOSSES	134	86

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,624	1,742

NONINTEREST INCOME:
Service charges on deposit accounts	348	328
Other service charges, commissions and fees	73	100
Gain on sale of properties	152	—

TOTAL NONINTEREST INCOME	573	428

NONINTEREST EXPENSES:
Salaries and employee benefits	951	983
Occupancy and equipment expense	286	287
Other operating expenses	472	427

TOTAL NONINTEREST EXPENSES	1,709	1,697

INCOME BEFORE INCOME TAXES	488	473
INCOME TAXES	161	158

NET INCOME	$327	$315

EARNINGS PER SHARE—BASIC	$.28	$.27
EARNINGS PER SHARE—ASSUMING DILUTION	.27	.26
DIVIDENDS PER SHARE	.15	.10

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$327	$315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138	135
Provision for loan losses	134	86
Changes in:
Interest receivable	(107)	8
Loans held for sale	(1,931)	(1,823)
Interest payable	(10)	(30)
Other, net	68	(393)

NET CASH USED BY OPERATING ACTIVITIES	(1,381)	(1,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	8,415	6,653
Maturities and calls of securities held to maturity	—	—
Purchases of securities available-for-sale	(1,877)	(4,578)
Net increase in loans	(12,136)	(2,035)
Purchases of premises and equipment	(350)	(5)
Increase in cash surrender value	(40)	(41)

NET CASH USED BY INVESTING ACTIVITIES	(5,988)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	6,858	2,993
Net increase (decrease) in borrowed funds	4,736	(4,327)
Issuance of common stock	—	170
Dividend paid on common stock	(175)	(117)

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	11,419	(1,281)

NET INCREASE (DECREASE) IN CASH	4,050	(2,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,865	12,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,915	$9,112

CASH PAYMENTS FOR INTEREST	$736	$851
CASH PAYMENTS FOR INCOME TAXES	—	112

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, The First National Bank of South Mississippi, Hattiesburg, Mississippi (the “Hattiesburg Bank”). The Hattiesburg Bank opened for business on August 5, 1996, with a total capitalization of $5.2 million.

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

In January, 2004, the two banks merged to become The First, a National Banking Association (“The First”). The banks were merged to take advantage of operating efficiencies and marketing opportunities. The First engages in general commercial banking business, emphasizing in its marketing the Bank’s local management and ownership. The First offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The First also offers short- to medium-term commercial, mortgage, and personal loans.

At March 31, 2004, the Company had approximately $177.1 million in consolidated assets, $129.2 million in consolidated loans, $128.6 million in consolidated deposits, and $15.9 million in consolidated shareholders’ equity. For the three months ended March 31, 2004, the Company reported a consolidated net income of $327,000.

In the first quarter of 2003 and 2004, the Company declared and paid dividends of $.10 and $.15 per common share, respectively.

NOTE C — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$327,000	1,165,165	$.28

Effect of dilutive shares:
Stock options	—	38,286

Diluted per share	$327,000	1,203,451	$.27

	For the Three Months Ended March 31, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$315,000	1,166,781	$.27

Effect of dilutive shares:
Stock options	—	38,445

Diluted per share	$315,000	1,205,226	$.26

NOTE D — STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

($ amounts in thousands except for per share data)

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$327	$315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(29)

Pro forma net income	$326	$286

Earnings per share:
Basic—as reported	$.28	$.27
Basic—pro forma	.28	.25
Diluted—as reported	.27	.26
Diluted—pro forma	.27	.24

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended March 31,
	2004	2003
Net Income	$327	$315
Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax	114	(37)

Comprehensive Income	$441	$278

Accumulated Comprehensive Income	$137	$149

ITEM NO. 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and

“believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in the Company’s Registration Statement on Form SB-2 (Registration Number 333-61081) as filed with and declared effective by the Securities and Exchange Commission.

The First represents the primary asset of the Company. The First reported total assets of $175.6 million at March 31, 2004, compared to $163.4 million at December 31, 2003. Loans increased $14.0 million, or 12.1%, during the first three months of 2004. Deposits at March 31, 2004, totaled $133 million compared to $126 million at December 31, 2003. For the three month period ended March 31, 2004, The First reported net income of $268,000 compared to $364,000 for the three months ended March 31, 2003. Net income was impacted by a decline in interest margins and expenses of approximately $35,000 related to the merger of the subsidiary banks.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2004, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside its immediate market areas.

At March 31, 2004, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$1,103
Past due 90 days or more and still accruing	323

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $45,000 at March 31, 2004. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $656,000 at March 31, 2004. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $9.9 million as of March 31, 2004. In addition, loans and investment securities repricing or maturing within one year or less exceed $49.1 million at March 31, 2004. Approximately $12.8 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $203,194 at March 31, 2004.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2004, is $15.9 million, or approximately 9% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of March 31, 2004, are as follows:

Tier 1 leverage	10.1%
Tier 1 risk-based	12.7%
Total risk-based	13.6%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years but are callable 5 years after issuance. The trust preferred securities qualify as Tier 1 capital up to 25% of other components of Tier 1 capital. In accordance with FIN 46, “Consolidation of Variable Interest Entities” the statutory trust is not included in the consolidated financial statements. Instead the subordinated debentures due to statutory trust are included in the consolidated liabilities of the Company.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $327,000 for the three months ending March 31, 2004, compared with consolidated net income of $315,000 for the same period last year.

Net interest income declined to $1,758,000 from $1,828,000 for the first three months ending March 31, 2004, or a decrease of 3.8% as compared to the same period in 2003. Earning assets through March 31, 2004, increased $16.7 million and interest-bearing liabilities also increased $14.9 million when compared to March 31, 2003, reflecting an increase of 11.9% and 12.3%, respectively.

Noninterest income for the three months ending March 31, 2004, was $573,000 compared to $428,000 for the same period in 2003, reflecting an increase of $145,000, or 34%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2004, totaled $348,000, compared to $328,000 for the same period in 2003, and is a reflection of continued growth of the deposit base, as well as improvement in the fee pricing structure. Also, during the first quarter of 2004, the Company reported a gain of $152,000 on the sale of land.

The provision for loan losses was $134,000 in the first three months of 2004 compared with $86,000 for the same period in 2003. The allowance for loan losses of $1.3 million at March 31, 2004 (approximately 1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $12,000 or 1% for the three months ended March 31, 2004, when compared with the same period in 2003. This increase is primarily due to the continued growth and the related services being offered and to expenses incurred as a result of the merger of the subsidiary banks. However, the increase was offset by a decline in the salaries and benefits due to fewer employees as a result of the merger.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls and procedures. The principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.

(Registrant)

May 14, 2004	/s/ DAVID E. JOHNSON

(Date)	David E. Johnson, President and Chief Executive Officer

May 14, 2004	/s/ DAVID O. THOMS, JR.

(Date)	David O. Thoms, Jr., Senior Vice President and Principal Accounting and Financial Officer