Form 10QSB
period 2004-06-30
FIRST BANCSHARES INC /MS/
filed 2004-08-11
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2004

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

ON JUNE 30, 2004, 1,165,165 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$4,555	$5,046
Interest-bearing deposits with banks	625	702
Federal funds sold	1,489	117

Total cash and cash equivalents	6,669	5,865

Securities held-to-maturity, at amortized cost	15	15
Securities available-for-sale, at fair value	21,609	31,281
Loans held for sale	3,193	1,562
Loans	137,590	113,680
Allowance for loan losses	(1,356)	(1,166)

LOANS, NET	136,234	112,514

Premises and equipment	8,706	8,365
Accrued income receivable	956	822
Cash surrender value	3,249	3,170
Other assets	1,005	1,347

	$181,636	$164,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$24,635	$19,995
Time, $100,000 or more	27,187	27,558
Interest-bearing	78,435	74,145

TOTAL DEPOSITS	130,257	121,698

Interest payable	160	168
Borrowed funds	27,646	19,986
Subordinated debentures	7,217	7,217
Other liabilities	328	221

TOTAL LIABILITIES	165,608	149,290
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,191,659 issued at June 30, 2004 and December 31, 2003.	1,192	1,192
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	12,949	12,949
Retained earnings	2,405	1,951
Accumulated other comprehensive income (loss)	(54)	23
Treasury stock, at cost, 26,494 shares at June 30, 2004 and December 31, 2003	(464)	(464)

TOTAL SHAREHOLDERS’ EQUITY	16,028	15,651

	$181,636	$164,941

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
($ amounts in thousands except earnings per share)	2004	2003	2004	2003
INTEREST INCOME:
Loans, including fees	$2,427	$2,517	$4,678	$4,949
Securities:
Taxable	140	133	318	292
Tax exempt	35	24	61	49
Federal funds sold	6	10	10	22
Other	3	20	28	41

TOTAL INTEREST INCOME	2,611	2,704	5,095	5,353

INTEREST EXPENSE:
Deposits	459	601	927	1,198
Other borrowings	277	219	535	443

TOTAL INTEREST EXPENSE	736	820	1,462	1,641

NET INTEREST INCOME	1,875	1,884	3,633	3,712
PROVISION FOR LOAN LOSSES	154	125	288	211

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,721	1,759	3,345	3,501

NONINTEREST INCOME:
Service charges on deposit accounts	377	345	725	673
Other service charges, commissions and fees	110	103	183	203
Gain on sale of properties	—	—	152	—

TOTAL NONINTEREST INCOME	487	448	1,060	876

NONINTEREST EXPENSES:
Salaries and employee benefits	979	992	1,930	1,975
Occupancy and equipment expense	282	306	568	593
Other operating expenses	481	540	953	967

TOTAL NONINTEREST EXPENSES	1,742	1,838	3,451	3,535

INCOME BEFORE INCOME TAXES	466	369	954	842
INCOME TAXES	164	124	325	282

NET INCOME	$302	$245	$629	$560

EARNINGS PER SHARE - BASIC	$.26	$.21	$.54	$.48
EARNINGS PER SHARE - ASSUMING DILUTION	.25	$.20	$.53	$.46
DIVIDENDS PER SHARE	$—	$—	$.15	$.10

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
($ Amounts in Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$629	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	339
Provision for loan losses	288	211
Changes in:
Interest receivable	(134)	61
Loans held-for-sale	(1,631)	(1,476)
Interest payable	(8)	(42)
Other, net	501	(211)

NET CASH USED BY OPERATING ACTIVITIES	(77)	(558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	11,981	11,765
Maturities and calls of securities held-to - maturity	—	10
Purchases of securities available-for-sale	(2,437)	(9,817)
Net increase in loans	(24,009)	(4,317)
Purchases of premises and equipment	(619)	(691)
Increase in cash surrender value	(79)	(80)

NET CASH USED BY INVESTING ACTIVITIES	(15,163)	(3,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	8,559	7,672
Net increase (decrease) in borrowed funds	7,660	(3,663)
Issuance of common stock	—	413
Dividends paid on common stock	(175)	(117)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,044	4,305

NET INCREASE IN CASH	804	617

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,865	12,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,669	$12,718

CASH PAYMENTS FOR INTEREST	$1,470	$1,683
CASH PAYMENTS FOR INCOME TAXES	240	248

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

In January, 2004, the two banks were combined to become The First, a National Banking Association (“The First”). The banks were combined to take advantage of operating efficiencies and marketing opportunities. The First engages in general commercial banking business, emphasizing in its marketing the Bank’s local management and ownership. The First offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The First also offers short- to medium-term commercial, mortgage, and personal loans.

At June 30, 2004, the Company had approximately 181.6 million in consolidated assets, $140.8 million in consolidated loans, $130.3 million in consolidated deposits, and $16.0 million in consolidated shareholders’ equity. For the six months ended June 30, 2004, the Company reported a consolidated net income of $629,000.

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

	For the Three Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$302,000	1,165,165	$.26

Effect of dilutive shares:
Stock options	—	31,701

Diluted per share	$302,000	1,196,866	$.25

	For the Six Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$629,000	1,165,165	$.54

Effect of dilutive shares:
Stock options	—	31,701

Diluted per share	$629,000	1,196,866	$.53

	For the Three Months Ended June 30, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$245,000	1,180,784	$.21

Effect of dilutive shares:
Stock options	—	38,445

Diluted per share	$245,000	1,219,229	$.20

	For the Six Months Ended June 30, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$560,000	1,172,938	$.48

Effect of dilutive shares:
Stock options	—	38,445

Diluted per share	$560,000	1,211,383	$.46

NOTE D - STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock- Based Compensation, to stock-based employee compensation.

	Quarter Ended June 30,
($ amounts in thousands except for per share data)	2004	2003
Net income, as reported	$302	$245
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(11)

Pro forma net income	$300	$234

Earnings per share:
Basic - as reported	$.26	$.21
Basic - pro forma	.26	.20
Diluted - as reported	.25	.20
Diluted - pro forma	.25	.19

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$629	$560
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(40)

Pro forma net income	$626	$520

Earnings per share:
Basic - as reported	$.54	$.48
Basic - pro forma	.54	.44
Diluted - as reported	.53	.46
Diluted - pro forma	.52	.43

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended June 30,
(In thousands)	2004	2003
Net Income	$302	$245
Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(191)	(37)

Comprehensive Income	$111	$208

Accumulated Comprehensive Income (loss)	$(54)	$135

	Six Months Ended June 30,
	2004	2003
Net Income	$629	$560
Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(77)	(51)

Comprehensive Income	$552	$509

Accumulated Comprehensive Income (loss)	$(54)	$135

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

The First represents the primary asset of the Company. The First reported total assets of $180.3 million at June 30, 2004, compared to $163.4 million at December 31, 2003. Loans increased $25.5 million, or 22%, during the first six months of 2004. Deposits at June 30, 2004, totaled $135 million compared to $126 million at December 31, 2003. For the six month period ended June 30, 2004, The First reported net income of $639,000 compared to $669,000 for the six months ended June 30, 2003. Net income was impacted by a decline in interest margins and expenses of approximately $35,000 related to the combination of the subsidiary banks.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2004, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2004, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$1,054
Past due 90 days or more and still accruing	356

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $167,000 at June 30, 2004. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $271,000 at June 30, 2004. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $6.7 million as of June 30, 2004. In addition, loans and investment securities repricing or maturing within one year or less exceeded $49.3 million at June 30, 2004. Approximately $17.7 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $55,000 at June 30, 2004.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2004, is $16.0 million, or approximately 9% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of June 30, 2004, are as follows:

Tier 1 leverage	9.9%
Tier 1 risk-based	12.3%
Total risk-based	13.3%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years but are callable 5 years after issuance. Presently, the trust preferred securities qualify as Tier 1 capital up to 25% of other components of Tier 1 capital. The Federal Reserve Board has issued a proposed rule that would retain trust preferred securities in Tier 1 capital but with stricter quantitative limits and clearer qualitative standards. In accordance with FIN 46, “Consolidation of Variable Interest Entities” the statutory trust is not included in the consolidated financial statements. Instead the subordinated debentures due to the statutory trust are included in the consolidated liabilities of the Company.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $629,000 for the six months ending June 30, 2004, compared with consolidated net income of $560,000 for the same period last year. Net interest income declined to $3,633,000 from $3,712,000 for the first six months ending June 30, 2004, or a decrease of 2.1% as compared to the same period in 2003. Earning assets through June 30, 2004, increased $22.7 million and interest-bearing liabilities also increased $14.7 million when compared to June 30, 2003, reflecting increases of 15.7% and 11.6%, respectively.

Noninterest income for the six months ending June 30, 2004, was $1,060,000 compared to $876,000 for the same period in 2003, reflecting an increase of $184,000 or 21%. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2004, totaled $725,000, compared to $673,000 for the same period in 2003, and is a reflection of continued growth of the deposit base, as well as improvement in the fee pricing structure. Also, during the first six months of 2004, the Company reported a gain of $152,000 on the sale of land.

The provision for loan losses was $288,000 in the first six months of 2004 compared with $211,000 for the same period in 2003. The allowance for loan losses of $1.4 million at June 30, 2004 (approximately 1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense decreased by $84,000 or 2.4% for the six months ended June 30, 2004, when compared with the same period in 2003. The decrease is primarily due to a decline in the salaries and benefits due to fewer employees as a result of the merger.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held May 27, 2004, the following proposals were approved:

The following individuals were elected to serve as Class III directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2007:

David W. Bomboy, M.D.	M. Ray (Hoppy) Cole, Jr.
E. Ricky Gibson	Gerald Claiborne Patch
Fred A. McMurry	Peeler G. Lacey, M.D.

The following individual was elected to serve as Class II director of the Company for a term that expires at the annual meeting of stockholders to be held in 2006:

William M. Renovich, Jr.

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
David W. Bomboy, M.D.	672,782		500
E. Ricky Gibson	669,682		3,600
Fred A. McMurry	669,682		3,600
M. Ray (Hoppy) Cole, Jr.	669,227		4,055
Gerald Claiborne Patch	672,627		655
Peeler G. Lacey, M.D.	672,782		500
William M. Renovich, Jr.	669,227		4,055

The terms of the Class II directors expire at the 2006 Annual Shareholders Meeting, the terms of the Class I directors will expire at the 2005 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2007 Annual Shareholders Meeting. The directors and their classes are:

Class I	Class II	Class III
Perry E. Parker	Trent A. Mulloy	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole
A. L. Smith	Charles R. Lightsey	Gerald Claiborne Patch
Gregory H. Mitchell	William M. Renovich, Jr.	Peeler G. Lacey, M.D.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

August 10, 2004	/S/ DAVID E. JOHNSON
(Date)	David E. Johnson, President and Chief Executive Officer

August 10, 2004	/S/ DAVID O. THOMS, JR.
(Date)	David O. Thoms, Jr.,
Senior Vice President and Principal Accounting and Financial Officer