Form 10QSB
period 2004-09-30
FIRST BANCSHARES INC /MS/
filed 2004-11-12
CIK 947559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

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

ON SEPTEMBER 30, 2004, 1,165,165 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$6,244	$5,046
Interest-bearing deposits with banks	404	702
Federal funds sold	703	117

TOTAL CASH AND CASH EQUIVALENTS	7,351	5,865

Securities held-to-maturity, at amortized cost	15	15
Securities available-for-sale, at fair value	24,982	31,281
Loans held for sale	4,060	1,562
Loans	150,408	113,680
Allowance for loan losses	(1,503)	(1,166)

LOANS, NET	148,905	112,514

Premises and equipment	8,643	8,365
Interest receivable	993	822
Cash surrender value	3,284	3,170
Other assets	1,075	1,347

	$199,308	$164,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$36,536	$19,995
Time, $100,000 or more	33,276	27,558
Other interest-bearing	71,244	74,145

TOTAL DEPOSITS	141,056	121,698

Interest payable	172	168
Borrowed funds	33,875	19,986
Subordinated debentures	7,217	7,217
Other liabilities	570	221

TOTAL LIABILITIES	182,890	149,290

( Continued )

	(Unaudited) September 30, 2004	December 31, 2003
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,191,659 issued at September 30, 2004 and December 31, 2003	1,192	1,192
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	12,949	12,949
Retained earnings	2,692	1,951
Accumulated other comprehensive income	49	23
Treasury stock, at cost, 26,494 shares at September 30, 2004 and December 31, 2003	(464)	(464)

TOTAL SHAREHOLDERS’ EQUITY	16,418	15,651

	$199,308	$164,941

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans, including fees	$2,601	$2,514	$7,279	$7,463
Securities:
Taxable	127	146	445	438
Tax exempt	39	23	100	72
Federal funds sold	7	12	17	34
Other	35	21	63	62

TOTAL INTEREST INCOME	2,809	2,716	7,904	8,069

INTEREST EXPENSE:
Deposits	490	543	1,417	1,741
Other borrowings	302	222	837	665

TOTAL INTEREST EXPENSE	792	765	2,254	2,406

NET INTEREST INCOME	2,017	1,951	5,650	5,663
PROVISION FOR LOAN LOSSES	213	135	501	346

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,804	1,816	5,149	5,317

( Continued )

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
NONINTEREST INCOME:
Service charges on deposit accounts	$378	$346	$1,103	$1,019
Other service charges, commissions and fees	53	100	236	303
Gain on sale of properties	—	—	152	—

TOTAL NONINTEREST INCOME	431	446	1,491	1,322

NONINTEREST EXPENSES:
Salaries and employee benefits	1,040	1,020	2,970	2,995
Occupancy and equipment expense	300	318	868	911
Other operating expenses	455	496	1,408	1,463

TOTAL NONINTEREST EXPENSES	1,795	1,834	5,246	5,369

INCOME BEFORE INCOME TAXES	440	428	1,394	1,270

INCOME TAXES	152	142	477	424

NET INCOME	$288	$286	$917	$846

EARNINGS PER SHARE - BASIC	$.25	$.25	$.79	$.72
EARNINGS PER SHARE - ASSUMING DILUTION	$.24	$.24	$.77	$.70
DIVIDENDS PER SHARE	$—	$—	$.15	$.10

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$917	$846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	510
Provision for loan losses	501	346
(Increase) decrease in interest receivable	(171)	107
(Increase) decrease in loans held-for-sale	(2,498)	3,515
Increase (decrease) in interest payable	4	(61)
Other, net	465	(199)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(361)	5,064

( Continued )

	(Unaudited) Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	13,471	13,841
Maturities and calls of held-to-maturity securities	—	9
Purchases of securities available-for-sale	(7,154)	(16,508)
Net increase in loans	(36,729)	(9,560)
Purchases of premises and equipment	(699)	(735)
Increase in cash surrender value	(114)	(120)

NET CASH USED IN INVESTING ACTIVITIES	(31,225)	(13,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	19,358	6,156
Net increase (decrease) in borrowed funds	13,889	(430)
Issuance of common stock	—	464
Purchase of treasury stock	—	(464)
Dividends paid on common stock	(175)	(117)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,072	5,609

NET INCREASE (DECREASE) IN CASH	1,486	(2,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,865	12,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,351	$9,700

CASH PAYMENTS FOR INTEREST	$2,250	$2,467
CASH PAYMENTS FOR INCOME TAXES	329	255

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003.

( Continued )

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

In January, 2004, the two banks merged to become The First, a National Banking Association (“The First”). The banks were merged to take advantage of operating efficiencies and marketing opportunities. The First engages in general commercial banking business, emphasizing in its marketing the Bank’s local management and ownership. The First offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The First also offers short to medium-term commercial, mortgage, and personal loans. At September 30, 2004, The First had locations in Hattiesburg, Purvis, Laurel, Picayune, and Pascagoula, Mississippi.

During the quarter, The First received permission from its banking regulator to open a branch in Pascagoula, Mississippi. The branch offers full banking services and its opening is a part of management’s strategic plan to expand into viable markets within 100 miles of its home base. A loan production office was opened on July 19, 2004 and began operating as a branch on August 20, 2004 after receiving approval from the regulator on August 19, 2004.

At September 30, 2004, the Company had approximately $199.3 million in consolidated assets, $154.5 million in consolidated loans, $141.1 million in consolidated deposits, and $16.4 million in consolidated shareholders’ equity. For the nine months ended September 30, 2004, the Company reported a consolidated net income of $917,000.

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

	For the Three Months Ended September 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$288,000	1,165,165	$.25

Effect of dilutive shares:
Stock options	—	31,852

Diluted per share	$288,000	1,197,017	$.24

	For the Nine Months Ended September 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$917,000	1,165,165	$.79

Effect of dilutive shares:
Stock options	—	31,852

Diluted per share	$917,000	1,197,017	$.77

	For the Three Months Ended September 30, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$286,000	1,165,165	$.25

Effect of dilutive shares:
Stock options	—	38,445

Diluted per share	$286,000	1,203,610	$.24

(Continued)

	For the Nine Months Ended September 30, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$846,000	1,170,347	$.72

Effect of dilutive shares:
Stock options	—	38,445

Diluted per share	$846,000	1,208,792	$.70

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

($ amounts in thousands except for per share data)

	Quarter Ended September 30,
	2004	2003
Net income, as reported	$288	$286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1)

Pro forma net income	$288	$285

Earnings per share:
Basic - as reported	$.25	$.25
Basic - pro forma	.25	.24

Diluted - as reported	.24	.24
Diluted - pro forma	.24	.24

(Continued)

	Nine Months Ended September 30,
	2004	2003
Net income, as reported	$917	$846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(41)

Pro forma net income	$914	$805

Earnings per share:
Basic - as reported	$.79	$.72
Basic - pro forma	.78	.69

Diluted - as reported	.77	.70
Diluted - pro forma	.76	.67

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended September 30,
	2004	2003
Net Income	$288	$286
Other Comprehensive Income (loss) net of tax: Unrealized holding gains (losses) on securities during the period, net of taxes	103	(61)

Comprehensive Income	$391	$225

Accumulated Comprehensive Income	$49	$74

	Nine Months Ended September 30,
	2004	2003
Net Income	$917	$846
Other Comprehensive Income (Loss) net of tax: Unrealized holding gains (losses) on securities during the period, net of taxes	26	(112)

Comprehensive Income	$943	$734

Accumulated Comprehensive Income	$49	$74

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

The First represents the primary asset of the Company. The First reported total assets of $197.9 million at September 30, 2004, compared to $163.4 million at December 31, 2003. Loans increased $39.2 million, or 34.0%, during the first nine months of 2004. Deposits at September 30, 2004, totaled $145 million compared to $126 million at December 31, 2003. For the nine month period ended September 30, 2004, The First reported net income of $970,000 compared to $839,000 for the nine months ended September 30, 2003. Net income was impacted by a decline in expenses related to the merger of the subsidiary banks. Also, a gain of approximately $152,000 was reported on the sale of nonoperating land.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2004, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2004, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$1,111
Past due 90 days or more and still accruing	257

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $167,000 at September 30, 2004. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $265,000 at September 30, 2004. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $7.4 million as of September 30, 2004. In addition, loans and investment securities repricing or maturing within one year or less exceeded $56.8 million at September 30, 2004. Approximately $17.6 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $55,000 at September 30, 2004.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2004, is $16.4 million, or approximately 8% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of September 30, 2004, are as follows:

Tier 1 leverage	9.7%
Tier 1 risk-based	11.7%
Total risk-based	12.6%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $288,000 for the three months ending September 30, 2004, compared with consolidated net income of $286,000 for the same period last year.

Net interest income increased to $2,017,000 from $1,951,000 for the first three months ending September 30, 2004, or an increase of 3.4% as compared to the same period in 2003. Earning assets through September 30, 2004, increased $16.1 million and interest-bearing liabilities also increased $5.1 million when compared to June 30, 2004, reflecting increases of 9.6% and 3.6%, respectively.

Noninterest income for the three months ending September 30, 2004, was $431,000 compared to $446,000 for the same period in 2003, reflecting a decrease of $15,000 or 3.4%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2004, totaled $378,000, compared to $346,000 for the same period in 2003, and is a reflection of continued growth of the deposit base, as well as improvement in the fee pricing structure.

The provision for loan losses was $213,000 for the three months in 2004 compared with $135,000 for the same period in 2003 and the additional provision reflects the continued growth of the loan portfolio.

Noninterest expense decreased by $39,000 or 2.1% for the three months ended September 30, 2004, when compared with the same period in 2003. The decrease is primarily due to a decline in expenses due to savings as a result of the merger.

RESULTS OF OPERATIONS - YEAR-TO-DATE

The Company had a consolidated net income of $917,000 for the nine months ending September 30, 2004, compared with consolidated net income of $846,000 for the same period last year.

Reflecting tighter interest margins, net interest income declined to $5,650,000 from $5,663,000 for the first nine months ending September 30, 2004, or a decrease of .23% as compared to the same period in 2003. Earning assets through September 30, 2004, increased $34.8 million and interest-bearing liabilities also increased $17.3 million when compared to September 30, 2003, reflecting increases of 23.4% and 13.5%, respectively.

Noninterest income for the nine months ending September 30, 2004, was $1,491,000 compared to $1,322,000 for the same period in 2003, reflecting an increase of $169,000 or 12.8%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2004, totaled $1,103,000, compared to $1,019,000 for the same period in 2003, and is a reflection of continued growth of the deposit base, as well as improvement in the fee pricing structure. Also, during the first quarter of 2004, the Company reported a gain of $152,000 on the sale of nonoperating land.

The provision for loan losses was $501,000 in the first nine months of 2004 compared with $346,000 for the same period in 2003. The allowance for loan losses of $1.5 million at September 30, 2004 (approximately 1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense decreased by $123,000 or 2.3% for the nine months ended September 30, 2004, when compared with the same period in 2003. The decrease is primarily due to a decline due to fewer employees and operating costs as a result of the merger.

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

    (b) Form 8-K

A Form 8-K was filed to announce quarterly and six month financial information as of June 30, 2004. The press release was made to the public on August 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

November 10, 2004 (Date)	/S/ DAVID E. JOHNSON David E. Johnson, President and Chief Executive Officer

November 10, 2004 (Date)	/S/ DAVID O. THOMS, JR David O. Thoms, Jr., Senior Vice President and Principal Accounting and Financial Officer