Form 10KSB
period 2004-12-31
FIRST BANCSHARES INC /MS/
filed 2005-03-30
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $12,976,552

         The aggregate market value of the Common Stock held by non-affiliates of the
Company on March 1, 2005 was  $17,351,172.  This calculation is based upon an estimate of the fair market value of the Common Stock  of $19.55 per share.  The stock is traded on the OTC Bulletin Board under the symbol, FBMS.

         State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.   1,168,446  on  March 1, 2005.

                            DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and
III of the Form 10-KSB report: Proxy Statement dated March 30, 2005, and the Annual Report to the Stockholders for the year ended December 31, 2004.

         Transitional Small Business Disclosure Format. (Check one):

Yes                  No      X
    --------------      ----------

                                          THE FIRST BANCSHARES, INC.
                                                FORM 10-KSB
                                             TABLE OF CONTENTS

                                                                                                               Page

                                                       PART I

                                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES......................................................12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................12
ITEM 7.  FINANCIAL STATEMENTS................................................................................12
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE..........................................................................................12
ITEM 8A  CONTROLS AND PROCEDURES.............................................................................12
ITEM 8B  OTHER INFORMATION...................................................................................12

                                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT...................................................................12
ITEM 10. EXECUTIVE COMPENSATION..............................................................................13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

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

ITEM 1. BUSINESS.

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First”) located in Hattiesburg, Mississippi and The First National Bank of the Pine Belt (“Pine Belt”), located in Laurel, Mississippi (collectively, the “Banks”). The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. Pine Belt began banking operations on January 19, 1999. In January, 2004, the two banks were consolidated to form one bank, The First, A National Banking Association. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, and one in Pascagoula, Mississippi. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, and the surrounding areas of Lamar, Forrest, Jones, Pearl River and Jackson Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 3318 Hardy Street in Hattiesburg, a fifth location at Hwy 15 North in Laurel, a sixth location at Hwy 43 South in Picayune, and a seventh location at Jackson Avenue in Pascagoula, Mississippi.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timer, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company.

Banking Services

The Company strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, The First offers products such as mortgage loan originations. The following is a description of the products and services offered or planned to be offered by the Bank.

o        Deposit Services.  The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs).  All deposit accounts are insured by the Federal Deposit Insurance Corporation (the
         "FDIC") up to the maximum amount allowed by law.  The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

o        Loan Products.  The Bank offers a full range of commercial and personal loans.
         Commercial loans include both secured and unsecured loans for working capital
         (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  The Bank also makes real estate construction and acquisition loans.  The Bank's lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower
         (including the borrower's relationship to the bank), in general the Bank is subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus.  The Bank may not make any loans to any director, executive officer, or 10% shareholder unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Bank.

o        Mortgage Loan Divisions.  The Bank has mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

o        Other Services.  Other bank services include on-line Internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.
         The Bank is associated with the Money Belt, Gulfnet, and Plus networks of automated teller machines that may be used by the Bank's customers throughout
         Mississippi and other regions.  The Banks also offer VISA and MasterCard credit card services through a correspondent bank.

Competition

The Bank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Mississippi law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in Mississippi is highly competitive. Many large banking organizations currently operate in the Company’s market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.

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

Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First’s primary service area.

Employees

As of December 31, 2004, the Company had 88 full-time employees and 10 part-time employees and as of March 1, 2005, the Company had 87 full-time employees and 11 part-time employees.

SUPERVISION AND REGULATION

The Company and its bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in “The Bank - Dividends”). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of Comptroller of the Currency (“OCC”). Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

Transactions With Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

The Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2004, the Company and The First, were qualified as “well capitalized.”

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

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of The First will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as The First. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for all publicly-held companies affecting corporate governance, accounting and corporate reporting. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions, and the Company is required to comply with such rules to the extent they are applicable to the Company. In addition, each of the national stock exchanges has developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes, and charters for the nominating and audit committees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 15 North in the city of Laurel, Mississippi, one on Highway 589 in the city of Purvis, Mississippi, which is in Lamar County, a fourth office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fifth office located at 3318 Hardy Street in Hattiesburg, a sixth office located on Hwy 43 South, Picayune, MS in a 3,800 sq. ft. facility , as well as a seventh office located at 1126 Jackson Ave in Pascagoula, MS.

The Company believes that the Bank’s facilities will adequately serve their needs.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In response to this Item, the information contained on pages 4 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 23 through 56 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a company’s “disclosure controls and procedures” are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of December 31, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

ITEM 8B. OTHER INFORMATION

No information was required to be disclosed on a report on Form 8-K during the fourth quarter of 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

In response to this Item, the information contained on or about pages 3 through 7 and pages 14 through 16 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

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

Audit Committee

The information contained on page 14 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION.

In response to this Item, the information contained on pages 7 through 10 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In response to this Item, the information contained on pages 11 through 14 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained on page 16 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
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

         13                The Company's 2004 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to
                           Exhibit 21.1 to the Company's Form 10-KSB filed March 31, 1999).

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended
December 31, 2004.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained on page 17 of the Company’s Proxy Statement dated March 30, 2005, for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date: March 28    , 2005                                      By:  /s/ David E. Johnson
     -------------                                               ----------------------------------
                                                                   David E. Johnson
                                                                   President and
                                                                   Chief Executive Officer
                                                                   (Principal Executive
                                                                   Officer)

Date: March 28    , 2005                                      By:  /s/ Donna T. Rutland
     -------------                                               ----------------------------------
                                                                   Donna T. Rutland
                                                                   Senior VP and
                                                                   Chief Financial Officer
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

SIGNATURES                                           CAPACITIES                  DATE
----------                                           ----------                  ----

/s/ Gerald C. Patch                                  Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ Dennis L. Pierce                                 Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ Ted E. Parker                                    Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ E. Ricky Gibson                                  Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ Fred McMurry                                     Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ Trent Mulloy                                     Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ William M. Renovich                              Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ Perry E. Parker                                  Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ J. Douglas Seidenburg                            Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ M. Ray "Hoppy" Cole, Jr.                         Director                  March 28 , 2005
---------------------------------------                                       ----------

/s/ David W. Bomboy                                  Director                  March 28 , 2005
---------------------------------------                                       ----------

                                                     Director                           , 2005
---------------------------------------                                       ----------

                                                     Director                           , 2005
---------------------------------------                                       ----------

/s/ David E. Johnson                                 CEO and Director          March 28 , 2005
---------------------------------------                                       ----------