Form 10QSB
period 2005-03-31
FIRST BANCSHARES INC /MS/
filed 2005-05-12
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 33-94288

THE FIRST BANCSHARES, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(601) 268-8998

(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

NONE

(FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    NO  ☐

ON MARCH 31, 2005, 1,168,446 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$7,488	$5,577
Interest-bearing deposits with banks	1,279	650
Federal funds sold	2,552	919

Total cash and cash equivalents	11,319	7,146

Securities held-to-maturity, at amortized cost	14	14
Securities available-for-sale, at fair value	27,504	26,351
Other securities	2,166	2,156
Loans held for sale	1,619	3,073
Loans	175,405	161,302
Allowance for loan losses	(1,838)	(1,659)

LOANS, NET	173,567	159,643

Premises and equipment	8,572	8,670
Interest receivable	1,125	1,088
Cash surrender value	3,355	3,320
Other assets	1,107	935

	$230,348	$212,396

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$35,819	$30,365
Time, $100,000 or more	35,385	29,769
Interest-bearing	107,951	96,696

TOTAL DEPOSITS	179,155	156,830

Interest payable	268	191
Borrowed funds	26,377	30,850
Subordinated debentures	7,217	7,217
Other liabilities	577	568

TOTAL LIABILITIES	213,594	195,656

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,194,940 shares issued at March 31, 2005 and December 31, 2004	1,195	1,195
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at March 31, 2005 and December 31, 2004	(464)	(464)
Additional paid-in capital	12,986	12,986
Retained earnings	3,150	3,019
Accumulated other comprehensive income	(113)	4

TOTAL SHAREHOLDERS’ EQUITY	16,754	16,740

	$230,348	$212,396

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
($ amounts in thousands except earnings per share)	2005	2004
INTEREST INCOME:
Loans, including fees	$3,020	$2,251
Securities:
Taxable	204	178
Tax exempt	42	26
Federal funds sold	36	4
Other	—	25

TOTAL INTEREST INCOME	3,302	2,484

INTEREST EXPENSE:
Deposits	714	468
Other borrowings	359	258

TOTAL INTEREST EXPENSE	1,073	726

NET INTEREST INCOME	2,229	1,758
PROVISION FOR LOAN LOSSES	204	134

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,025	1,624

NONINTEREST INCOME:
Service charges on deposit accounts	318	348
Other service charges, commissions and fees	141	73
Gain on sale of properties	—	152

TOTAL NONINTEREST INCOME	459	573

NONINTEREST EXPENSES:
Salaries and employee benefits	1,154	951
Occupancy and equipment expense	276	286
Other operating expenses	507	472

TOTAL NONINTEREST EXPENSES	1,937	1,709

INCOME BEFORE INCOME TAXES	547	488

INCOME TAXES	182	161

NET INCOME	$365	$327

EARNINGS PER SHARE - BASIC	$.31	$.28
EARNINGS PER SHARE - ASSUMING DILUTION	.30	.27
DIVIDENDS PER SHARE	.20	.15

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
($ Amounts in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$365	$327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145	138
Provision for loan losses	204	134
Changes in:
Interest receivable	(37)	(107)
Loans held for sale	1,454	(1,931)
Interest payable	77	(10)
Other, net	(163)	68

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	2,045	(1,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	1,205	8,415
Purchases of securities available-for-sale	(2,485)	(1,877)
Net increase in loans	(14,128)	(12,136)
Purchases of premises and equipment	(47)	(350)
Increase in cash surrender value	(35)	(40)

NET CASH USED BY INVESTING ACTIVITIES	(15,490)	(5,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	22,325	6,858
Net increase (decrease) in borrowed funds	(4,473)	4,736
Dividend paid on common stock	(234)	(175)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,618	11,419

NET INCREASE IN CASH	4,173	4,050

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,146	5,865

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,319	$9,915

CASH PAYMENTS FOR INTEREST	$996	$736
CASH PAYMENTS FOR INCOME TAXES	376	—

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

At March 31, 2005, the Company had approximately $230.3 million in consolidated assets, $177.0 million in consolidated loans, $179.2 million in consolidated deposits, and $16.8 million in consolidated shareholders’ equity. For the three months ended March 31, 2005, the Company reported a consolidated net income of $365,000.

In the first quarter of 2004 and 2005, the Company declared and paid dividends of $.15 and $.20 per common share, respectively.

NOTE C — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$365,000	1,168,446	$.31

Effect of dilutive shares:
Stock options	—	48,652

Diluted per share	$365,000	1,217,098	$.30

	For the Three Months Ended March 31, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$327,000	1,165,165	$.28

Effect of dilutive shares:
Stock options	—	38,286

Diluted per share	$327,000	1,203,451	$.27

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

	Three Months Ended March 31,
($ amounts in thousands except for per share data)	2005	2004
Net income, as reported	$365	$327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)

Pro forma net income	$364	$326

Earnings per share:
Basic - as reported	$.31	$.28
Basic - pro forma	.31	.28

Diluted - as reported	.30	.27
Diluted - pro forma	.30	.27

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended March 31,
(In thousands)	2005	2004
Net Income	$365	$327

Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax	(117)	114

Comprehensive Income	$248	$441

Accumulated Comprehensive Income (Loss)	(113)	$137

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

The First represents the primary asset of the Company. The First reported total assets of $229.0 million at March 31, 2005, compared to $210.9 million at December 31, 2004. Loans increased $12.6 million, or 7.7%, during the first three months of 2005. Deposits at March 31, 2005, totaled $183.2 million compared to $161.2 million at December 31, 2004. For the three month period ended March 31, 2005, The First reported net income of $432,000 compared to $268,000 for the three months ended March 31, 2004.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2005, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside its immediate market areas.

At March 31, 2005, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$951
Past due 90 days or more and still accruing	199

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $361,000 at March 31, 2005. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $211,000 at March 31, 2005. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $11.3 million as of March 31, 2005. In addition, loans and investment securities repricing or maturing within one year or less exceed $110.2 million at March 31, 2005. Approximately $21.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $829,000 at March 31, 2005.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2005, is $16.8 million, or approximately 7% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of March 31, 2005, are as follows:

Tier 1 leverage	9.98%
Tier 1 risk-based	12.76%
Total risk-based	14.62%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $365,000 for the three months ending March 31, 2005, compared with consolidated net income of $327,000 for the same period last year.

Net interest income increased to $2,229,000 from $1,758,000 for the first three months ending March 31, 2005, or an increase of 27% as compared to the same period in 2004. Earning assets through March 31, 2005, increased $53.6 million and interest-bearing liabilities also increased $41.0 million when compared to March 31, 2004, reflecting an increase of 33% and 32%, respectively.

Noninterest income for the three months ending March 31, 2005, was $459,000 compared to $573,000 for the same period in 2004, reflecting a decrease of $114,000, or 20%. For the three months ending March 31, 2004, the company reported a gain of $152,000 related to the sale of property. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2005, totaled $318,000, compared to $348,000 for the same period in 2004.

The provision for loan losses was $204,000 in the first three months of 2005 compared with $134,000 for the same period in 2004. The allowance for loan losses of $1.8 million at March 31, 2005 (approximately 1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $228,000 or 13% for the three months ended March 31, 2005, when compared with the same period in 2004. This increase is primarily due to the continued growth and the related services being offered.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed one report on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
May 11, 2005	David E. Johnson, President and
(Date)	Chief Executive Officer

/s/ DONNA T. RUTLAND
May 11, 2005	Donna T. Rutland, Senior
(Date)	Vice President and Chief
Financial Officer