Form 10QSB
period 2005-06-30
FIRST BANCSHARES INC /MS/
filed 2005-08-11
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

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

ON JUNE 30, 2005, 1,185,256 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$6,591	$5,577
Interest-bearing deposits with banks	707	650
Federal funds sold	1,240	919

Total cash and cash equivalents	8,538	7,146

Securities held-to-maturity, at amortized cost	14	14
Securities available-for-sale, at fair value	26,300	26,351
Other securities	2,177	2,156
Loans held for sale	4,673	3,073
Loans	193,837	161,302
Allowance for loan losses	(2,040)	(1,659)

LOANS, NET	191,797	159,643

Premises and equipment	8,460	8,670
Interest receivable	1,378	1,088
Cash surrender value	3,358	3,320
Other assets	1,074	935

	$247,769	$212,396

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$33,272	$30,365
Time, $100,000 or more	42,128	29,769
Interest-bearing	121,145	96,696

TOTAL DEPOSITS	196,545	156,830

Interest payable	320	191
Borrowed funds	25,507	30,850
Subordinated debentures	7,217	7,217
Other liabilities	633	568

TOTAL LIABILITIES	230,222	195,656

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,211,750 issued at June 30, 2005 and 1,194,940 issued at December 31, 2004.	1,212	1,195
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Treasury stock, at cost, 26,494 shares at June 30, 2005 and December 31, 2004	(464)	(464)
Additional paid-in capital	13,197	12,986
Retained earnings	3,644	3,019
Accumulated other comprehensive income (loss)	(42)	4

TOTAL SHAREHOLDERS’ EQUITY	17,547	16,740

	$247,769	$212,396

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$3,429	$2,427	$6,449	$4,678
Securities:
Taxable	217	140	421	318
Tax exempt	46	35	88	61
Federal funds sold	26	6	62	10
Other	—	3	—	28

TOTAL INTEREST INCOME	3,718	2,611	7,020	5,095

INTEREST EXPENSE:
Deposits	914	459	1,628	927
Other borrowings	360	277	719	535

TOTAL INTEREST EXPENSE	1,274	736	2,347	1,462

NET INTEREST INCOME	2,444	1,875	4,673	3,633
PROVISION FOR LOAN LOSSES	233	154	437	288

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,211	1,721	4,236	3,345

NONINTEREST INCOME:
Service charges on deposit accounts	351	377	669	725

Other service charges, commissions and fees	82	110	223	183
Gain on sale of properties	—	—	—	152

TOTAL NONINTEREST INCOME	433	487	892	1,060

NONINTEREST EXPENSES:
Salaries and employee benefits	1,144	979	2,298	1,930
Occupancy and equipment expense	232	282	508	568
Other operating expenses	524	481	1,031	953

TOTAL NONINTEREST EXPENSES	1,900	1,742	3,837	3,451

INCOME BEFORE INCOME TAXES	744	466	1,291	954

INCOME TAXES	250	164	432	325

NET INCOME	$494	$302	859	$629

EARNINGS PER SHARE - BASIC	$.42	$.26	$.73	$.54
EARNINGS PER SHARE - ASSUMING DILUTION	$.39	$.25	$.69	$.53
DIVIDENDS PER SHARE	$—	$—	$.20	$.15

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2004	1,192	$12,949	$1,951	$23	$(464)	$15,651
Net earnings	—	—	629	—	—	629
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(77)	—	(77)
Cash dividend declared, $.15 per share	—	—	(175)	—	—	(175)

Balance, June 30, 2004	1,192	$12,949	$2,405	$(54)	$(464)	$16,028

Balance, January 1, 2005	1,195	$12,986	$3,019	$4	$(464)	$16,740
Net earnings	—	—	859	—	—	859
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(46)	—	(46)
Exercise of stock Options	17	211	—	—	—	228
Cash dividend declared, $.20 per share	—	—	(234)	—	—	(234)

Balance, June 30, 2005	1,212	$13,197	$3,644	$(42)	$(464)	$17,547

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)	(Unaudited) Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$859	$629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	278
Provision for loan losses	437	288
Changes in:
Interest receivable	(290)	(134)
Loans held-for-sale	(1,600)	(1,631)
Interest payable	129	(8)
Other, net	(74)	501

NET CASH USED BY OPERATING ACTIVITIES	(254)	(77)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	3,716	11,981
Maturities and calls of securities held-to-maturity	—	—
Purchases of securities available-for-sale	(3,732)	(2,437)
Net increase in loans	(32,591)	(24,009)
Purchases of premises and equipment	(75)	(619)
Increase in cash surrender value	(38)	(79)

NET CASH USED BY INVESTING ACTIVITIES	(32,720)	(15,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	39,715	8,559
Net increase (decrease) in borrowed funds	(5,343)	7,660
Issuance of common stock	228	—
Dividends paid on common stock	(234)	(175)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,366	16,044

NET INCREASE IN CASH	1,392	804

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,146	5,865

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,538	$6,669

CASH PAYMENTS FOR INTEREST	$2,057	$1,470
CASH PAYMENTS FOR INCOME TAXES	727	240

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

At June 30, 2005, the Company had approximately $247.8 million in consolidated assets, $198.5 million in consolidated loans, $196.5 million in consolidated deposits, and $17.5 million in consolidated shareholders’ equity. For the six months ended June 30, 2005, the Company reported a consolidated net income of $859,000.

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

	For the Three Months Ended June 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$494,000	1,174,533	$.42

Effect of dilutive shares:
Stock options		58,367

Diluted per share	$494,000	1,232,900	$.39

	For the Six Months Ended June 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$859,000	1,178,373	$.73

Effect of dilutive shares:
Stock options		58,367

Diluted per share	$859,000	1,236,740	$.69

	For the Three Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$302,000	1,165,165	$.26

Effect of dilutive shares:
Stock options	—	31,701

Diluted per share	$302,000	1,196,866	$.25

	For the Six Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$629,000	1,165,165	$.54

Effect of dilutive shares:
Stock options	—	31,701

Diluted per share	$629,000	1,196,866	$.53

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

($ amounts in thousands except for per share data)	Quarter Ended June 30,
	2005	2004
Net income, as reported	$494	$302
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(2)

Pro forma net income	$494	$300

Earnings per share:
Basic - as reported	$.42	$.26
Basic - pro forma	.42	.26

Diluted - as reported	.39	.25
Diluted - pro forma	.39	.25

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$859	$629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(3)

Pro forma net income	$858	$626

Earnings per share:
Basic - as reported	$.73	$.54
Basic - pro forma	.73	.54

Diluted - as reported	.69	.53
Diluted - pro forma	.69	.52

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)	Quarter Ended June 30,
	2005	2004
Net Income	$494	$302
Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	71	(191)

Comprehensive Income	$565	$111

Accumulated Comprehensive Income (loss)	$(42)	$(54)

	Six Months Ended June 30,
	2005	2004
Net Income	$859	$629
Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(46)	(77)

Comprehensive Income	$813	$552

Accumulated Comprehensive Income (loss)	$(42)	$(54)

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

The First represents the primary asset of the Company. The First reported total assets of $246.4 million at June 30, 2005, compared to $210.9 million at December 31, 2004. Loans increased $34.1 million, or 20.8%, during the first six months of 2005. Deposits at June 30, 2005, totaled $200.7 million compared to $161.2 million at December 31, 2004. For the six month period ended June 30, 2005, The First reported net income of $998,000 compared to $639,000 for the six months ended June 30, 2004.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2005, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2005, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$665
Past due 90 days or more and still accruing	424

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $167,000 at June 30, 2005. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled

$188,000 at June 30, 2005. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $8.5 million as of June 30, 2005. In addition, loans and investment securities repricing or maturing within one year or less exceeded $124.6 million at June 30, 2005. Approximately $26.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.2 million at June 30, 2005.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2005, is $17.5 million, or approximately 7% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of June 30, 2005, are as follows:

Tier 1 leverage	9.80%
Tier 1 risk-based	12.21%
Total risk-based	13.27%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $494,000 for the three months ending June 30, 2005, compared with consolidated net income of $302,000 for the same period last year.

Net interest income increased to $2,444,000 from $1,875,000 for the three months ending June 30, 2005, or an increase of 30.3% as compared to the same period in 2004. Earning assets through June 30, 2005, increased $18.4 million and interest-bearing liabilities also increased $19.1 million when compared to March 31, 2005, reflecting increases of 7.9% and 11.2%, respectively.

Noninterest income for the three months ending June 30, 2005, was $433,000 compared to $487,000 for the same period in 2004, reflecting a decrease of $54,000 or 11.1%. Included in noninterest income is service charges on deposit accounts, which for the three months ended June 30, 2005, totaled $351,000, compared to $377,000 for the same period in 2004.

The provision for loan losses was $233,000 for the three months in 2005 compared with $154,000 for the same period in 2004 and the additional provision reflects the continued growth of the loan portfolio.

Non interest expense increased by $158,000 or 9.1% for the three months ended June 30, 2005, when compared with the same period in 2004. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company had a consolidated net income of $859,000 for the six months ending June 30, 2005, compared with consolidated net income of $629,000 for the same period last year.

Net interest income increased to $4,673,000 from $3,633,000 for the first six months ending June 30, 2005, or an increase of 29% as compared to the same period in 2004. Earning assets through June 30, 2005, increased $64.5 million and interest-bearing liabilities also increased $55.5 million when compared to June 30, 2004, reflecting increases of 38.5% and 41.7%, respectively.

Noninterest income for the six months ending June 30, 2005, was $892,000 compared to $1,060,000 for the same period in 2004, reflecting a decrease of $168,000 or 16%. For the six months ending June 30, 2004, the company reported a gain of $152,000 related to the sale of property. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2005, totaled $669,000, compared to $725,000 for the same period in 2004.

The provision for loan losses was $437,000 in the first six months of 2005 compared with $288,000 for the same period in 2004. The allowance for loan losses of $2.0 million at June 30, 2005 (approximately 1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $386,000 or 11% for the six months ended June 30, 2005, when compared with the same period in 2004. The increase is primarily due to the continued growth and the related services being offered.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held April 28, 2005, the following proposals were approved:

The following individuals were elected to serve as Class I directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2008:

Perry E. Parker	J. Douglas Seidenburg
Ted E. Parker	A. L. Smith
Dennis L. Pierce	Gregory H. Mitchell

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
Perry E. Parker	596,241		4,400
Ted E. Parker	596,241		4,400
Dennis L. Pierce	596,641		4,000
J. Douglas Seidenburg	596,741		3,900
A. L. Smith	596,741		3,900
Gregory H. Mitchell	596,741		3,900

The terms of the Class I directors expire at the 2008

Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2006 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2007 Annual Shareholders Meeting. The directors and their classes are:

Class I	Class II	Class III
Perry E. Parker	Trent A. Mulloy	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole
A. L. Smith	Charles R. Lightsey	Gerald C. Patch
Gregory H. Mitchell		Peeler G. Lacey,M.D.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

August 10, 2005	/s/ David E. Johnson
(Date)	David E. Johnson,
Chief Executive Officer

August 10, 2005	/s/ Donna T. Rutland
(Date)	Donna T. Rutland
Executive Vice President and
Chief Financial Officer