Form 10QSB
period 2005-09-30
FIRST BANCSHARES INC /MS/
filed 2005-11-10
CIK 947559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

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

ON SEPTEMBER 30, 2005, 1,187,350 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    Yes  ☐    No  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) September 30, 2005	December 31, 2004

ASSETS

Cash and due from banks	$8,137	$5,577
Interest-bearing deposits with banks	734	650
Federal funds sold	26,248	919

TOTAL CASH AND CASH EQUIVALENTS	35,119	7,146

Securities held-to-maturity, at amortized cost	14	14
Securities available-for-sale, at fair value	30,669	26,351
Other Securities	2,492	2,156
Loans held for sale	4,186	3,073
Loans	193,621	161,302
Allowance for loan losses	(2,281)	(1,659)

LOANS, NET	191,340	159,643

Premises and equipment	8,370	8,670
Interest receivable	1,551	1,088
Cash surrender value	5,006	3,320
Other assets	1,822	935

	$280,569	$212,396

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$44,656	$30,365
Time, $100,000 or more	46,636	29,769
Other interest-bearing	124,849	96,696

TOTAL DEPOSITS	216,141	156,830

Interest payable	440	191
Borrowed funds	37,719	30,850
Subordinated debentures	7,217	7,217
Other liabilities	1,083	568

TOTAL LIABILITIES	262,600	195,656

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 1,213,844 issued at September 30, 2005 and 1,194,940 issued at December 31, 2004.	1,214	1,195
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at September 30, 2005 and December 31, 2004	(464)	(464)
Additional paid-in capital	13,221	12,986
Retained earnings	4,049	3,019
Accumulated other comprehensive income	(51)	4

TOTAL SHAREHOLDERS’ EQUITY	17,969	16,740

	$280,569	$212,396

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$3,783	$2,601	$10,232	$7,279
Securities:
Taxable	211	127	632	445
Tax exempt	46	39	134	100
Federal funds sold	61	7	123	17
Other	—	35	—	63

TOTAL INTEREST INCOME	4,101	2,809	11,121	7,904

INTEREST EXPENSE:
Deposits	1,122	490	2,750	1,417
Other borrowings	371	302	1,090	837

TOTAL INTEREST EXPENSE	1,493	792	3,840	2,254

NET INTEREST INCOME	2,608	2,017	7,281	5,650
PROVISION FOR LOAN LOSSES	313	213	750	501

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,295	1,804	6,531	5,149
NONINTEREST INCOME:
Service charges on deposit accounts	$295	$378	$964	$1,103
Other service charges, commissions and fees	73	53	296	236
Gain on sale of properties	—	—		152

TOTAL NONINTEREST INCOME	368	431	1,260	1,491

NONINTEREST EXPENSES:
Salaries and employee benefits	1,221	1,040	3,519	2,970
Occupancy and equipment expense	298	300	806	868
Other operating expenses	536	455	1,567	1,408

TOTAL NONINTEREST EXPENSES	2,055	1,795	5,892	5,246

INCOME BEFORE INCOME TAXES	608	440	1,899	1,394

INCOME TAXES	203	152	635	477

NET INCOME	$405	$288	$1,264	$917

EARNINGS PER SHARE - BASIC	$.34	$.25	$1.07	$.79
EARNINGS PER SHARE - ASSUMING DILUTION	$.33	$.24	$1.02	$.77
DIVIDENDS PER SHARE	$—	$—	$.20	$.15

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2004	1,192	$12,949	$1,950	$23	$(464)	$15,650
Net earnings	—	—	917	—	—	917
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	—	—	—	26	—	26
Cash dividend declared, $.15 per share	—	—	(175)	—	—	(175)

Balance, September 30, 2004	1,192	$12,949	$2,692	$49	$(464)	$16,418

Balance, January 1, 2005	1,195	$12,986	$3,019	$4	$(464)	$16,740
Net earnings	—	—	1,264	—	—	1,264
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(55)	—	(55)
Exercise of stock Options	19	235	—	—	—	254
Cash dividend declared, $.20 per share	—	—	(234)	—	—	(234)

Balance, September 30, 2005	1,214	$13,221	$4,049	(51)	(464)	$17,969

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
($ Amounts in Thousands)	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,264	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420	421
Loss on disposal of assets	61	—
Provision for loan losses	750	501
Changes in:
Interest receivable	(463)	(171)
Loans held-for-sale	(1,113)	(2,498)
Interest payable	249	4
Other, net	(372)	465

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	796	(361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	7,230	13,471
Maturities and calls of held-to-maturity securities	—	—
Purchases of securities available-for-sale	(11,939)	(7,154)
Net increase in loans	(32,447)	(36,729)
Purchases of premises and equipment	(181)	(699)
Increase in cash surrender value	(1,686)	(114)

NET CASH USED IN INVESTING ACTIVITIES	(39,023)	(31,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	59,311	19,358
Net increase (decrease) in borrowed funds	6,869	13,889
Issuance of common stock	254	—
Purchase of treasury stock	—	—
Dividends paid on common stock	(234)	(175)

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,200	33,072

NET INCREASE (DECREASE) IN CASH	27,973	1,486

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,146	5,865

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,119	$7,351

CASH PAYMENTS FOR INTEREST	$3,591	$2,250
CASH PAYMENTS FOR INCOME TAXES	882	329

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004.

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

In January, 2004, the two banks merged to become The First, a National Banking Association (“The First”). The banks were merged to take advantage of operating efficiencies and marketing opportunities. The First engages in general commercial banking business, emphasizing in its marketing the Bank’s local management and ownership. The First offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The First also offers short to medium-term commercial, mortgage, and personal loans. At September 30, 2005, The First had locations in Hattiesburg, Purvis, Laurel, Picayune, and Pascagoula, Mississippi.

At September 30, 2005, the Company had approximately $280.6 million in consolidated assets, $197.8 million in consolidated loans, $216.1 million in consolidated deposits, and $18.0 million in consolidated shareholders’ equity. For the nine months ended September 30, 2005, the Company reported a consolidated net income of $1,264,000.

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

	For the Three Months Ended September 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$405,000	1,186,287	$.34

Effect of dilutive shares:
Stock options	—	61,050

Diluted per share	$405,000	1,247,337	$.33

	For the Nine Months Ended September 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,264,000	1,179,154	$1.07

Effect of dilutive shares:
Stock options	—	61,050

Diluted per share	$1,264,000	1,240,204	$1.02

	For the Three Months Ended September 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$288,000	1,165,165	$.25

Effect of dilutive shares:
Stock options	—	31,852

Diluted per share	$288,000	1,197,017	$.24

	For the Nine Months Ended September 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$917,000	1,165,165	$.79

Effect of dilutive shares:
Stock options	—	31,852

Diluted per share	$917,000	1,197,017	$.77

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

($ amounts in thousands except for per share data)	Quarter Ended September 30,
	2005	2004
Net income, as reported	$405	$288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	—

Pro forma net income	$402	$288

Earnings per share:
Basic - as reported	$.34	$.25
Basic - pro forma	.34	.25
Diluted - as reported	.33	.24
Diluted - pro forma	.32	.24

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$1,264	$917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(3)

Pro forma net income	$1,260	$914

Earnings per share:
Basic - as reported	$1.07	$.79
Basic - pro forma	1.07	.78

Diluted - as reported	1.02	.77
Diluted - pro forma	1.02	.76

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended September 30,
	2005	2004
Net Income	$405	$288

Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(9)	103

Comprehensive Income	$396	$391

Accumulated Comprehensive Income(Loss)	$(51)	$49

	Nine Months Ended September 30,
	2005	2004
Net Income	$1,264	$917

Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(55)	26

Comprehensive Income	$1,209	$943

Accumulated Comprehensive Income (Loss)	$(51)	$49

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

The First represents the primary asset of the Company. The First reported total assets of $278.9 million at September 30, 2005, compared to $210.9 million at December 31, 2004. Loans increased $33.4 million, or 20.3%, during the first nine months of 2005. Deposits at September 30, 2005, totaled $219.1 million compared to $161.2 million at December 31, 2004. For the nine month period ended September 30, 2005, The First reported net income of $1,470,000 compared to $970,000 for the nine months ended September 30, 2004.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2005, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2005, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$2,130
Past due 90 days or more and still accruing	669

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $374,000 at September 30, 2005. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $161,000 at September 30, 2005. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $35.1 million as of September 30, 2005. In addition, loans and investment securities repricing or maturing within one year or less exceeded $120.1 million at September 30, 2005. Approximately $26.7 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.4 million at September 30, 2005.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2005, is $18.0 million, or approximately 6.4% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of September 30, 2005, are as follows:

Tier 1 leverage	8.55%
Tier 1 risk-based	11.89%
Total risk-based	13.51%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $405,000 for the three months ending September 30, 2005, compared with consolidated net income of $288,000 for the same period last year. During the quarter, the Company had a loss on the disposal of assets related to Hurricane Katrina of $61,000. At this time, other losses are not readily determinable. The company also has had charges of $25,000 related to waiving of fees.

Net interest income increased to $2,608,000 from $2,017,000 for the three months ending September 30, 2005, or an increase of 29.3% as compared to the same period in 2004. Earning assets through September 30, 2005, increased $29.0 million and interest-bearing liabilities also increased $31.8 million when compared to June 30, 2005, reflecting increases of 12.7% and 16.8%, respectively.

Noninterest income for the three months ending September 30, 2005, was $368,000 compared to $431,000 for the same period in 2004, reflecting a decrease of $63,000 or 14.6%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2005, totaled $295,000, compared to $378,000 for the same period in 2004.

The provision for loan losses was $313,000 for the three months in 2005 compared with $213,000 for the same period in 2004 and the additional provision reflects the continued growth of the loan portfolio and $140,000 as it relates to losses from Hurricane Katrina. The long term impact of the hurricane on the Company cannot be determined at this point.

Noninterest expense increased by $260,000 or 14.4% for the three months ended September 30, 2005, when compared with the same period in 2004. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS - YEAR-TO-DATE

The Company had a consolidated net income of $1,264,000 for the nine months ending September 30, 2005, compared with consolidated net income of $917,000 for the same period last year.

Net interest income increased to $7,281,000 from $5,650,000 for the first nine months ending September 30, 2005, or an increase of 28.9% as compared to the same period in 2004. Earning assets through September 30, 2005, increased $77.4 million and interest-bearing liabilities also increased $82.2 million when compared to September 30, 2004, reflecting increases of 42.9% and 59.4%, respectively.

Noninterest income for the nine months ending September 30, 2005, was $1,260,000 compared to $1,491,000 for the same period in 2004, reflecting a decrease of $231,000 or 15.5%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2005, totaled $964,000, compared to $1,103,000 for the same period in 2004.

The provision for loan losses was $750,000 in the first nine months of 2005 compared with $501,000 for the same period in 2004. The allowance for loan losses of $2.3 million at September 30, 2005 (approximately 1.18% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $646,000 or 12.3% for the nine months ended September 30, 2005, when compared with the same period in 2004. The increase is primarily due to the continued growth and the related services being offered.

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

(b) Form 8-K

A Form 8-K was filed to announce that M. Ray “Hoppy” Cole, President of the Picayune office and Regional Manager of The Gulf Coast Division, has been named President of The First Bancshares, Inc. The website posting was made available to the public on August 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

November 9, 2005 (Date)	/S/ DAVID E. JOHNSON
David E. Johnson,
Chief Executive Officer

November 9, 2005 (Date)	/S/ DONNA T. RUTLAND
Donna T. Rutland,
Executive Vice President
Chief Financial Officer