Form 10KSB
period 2005-12-31
FIRST BANCSHARES INC /MS/
filed 2006-03-31
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
                                                 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorted period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ------       ------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  Yes      No   X
                   -----    -----

         State issuer's revenues for its most recent fiscal year. $17,374,611

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 23, 2006, was  $37,762,242.  This calculation is based upon an estimate of the fair market value of the Common Stock  of
$21.00 per share.  The stock is traded on the OTC Bulletin Board under the symbol, FBMS.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  2,375,200  on  March 23, 2006.

                                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated April 7, 2006, and the Annual Report to the Stockholders for the year ended
December 31, 2005.

         Transitional Small Business Disclosure Format. (Check one):

                                                 Yes        No   X
                                                     -----     -----

                                          THE FIRST BANCSHARES, INC.
                                                FORM 10-KSB
                                             TABLE OF CONTENTS

                                                                                                               Page

                                                       PART I

                                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS................................................12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................12
ITEM 7.  FINANCIAL STATEMENTS....................................................................................12
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................12
ITEM 8A  CONTROLS AND PROCEDURES ........................................................................... ....12
ITEM 8B  OTHER INFORMATION ................................................................................. ....12

                                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT............................................................................................12
ITEM 10. EXECUTIVE COMPENSATION..................................................................................13
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

ITEM 1. BUSINESS.
BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First”) located in Hattiesburg, Mississippi and The First National Bank of the Pine Belt (“Pine Belt”), located in Laurel, Mississippi (collectively, the “Banks”). The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. Pine Belt began banking operations on January 19, 1999. In January, 2004, the two banks were consolidated to form one bank, The First, A National Banking Association. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, and one in Pascagoula, Mississippi. The First recently received approval from the Office of the Comptroller of the Currency to open a branch in Bay St. Louis, MS. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

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

•        Deposit Services.  The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs).  All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law.  The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

•        Mortgage Loan Divisions.  The Bank has mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

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

Employees

As of March 1, 2006, the Company had 87 full-time employees and 11 part-time employees.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2005, the Company and The First, were qualified as “well capitalized.”

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

In response to this Item, the information contained on page 44 though 45 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In response to this Item, the information contained on pages 5 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 24 through 50 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the year ended December 31, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

In response to this Item, the information contained on or about pages 3 through 7 and pages 13 through 15 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference.

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

Audit Committee

The information contained on page 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION.

In response to this Item, the information contained on pages 7 through 9 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information contained on pages 10 through 12 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained on page 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference.

ITEM 13. EXHIBITS.
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

         13                The Company's 2005 Annual Report

         21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the
                           Company's Form 10-KSB filed March 31, 1999).

         23                Consent of Independent Registered Public Accounting Firm

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained on page 15 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, is incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date: March 23, 2006                                          By:    /s/  David E. Johnson
                                                                 ----------------------------------
                                                                     David E. Johnson
                                                                     Chief Executive Officer (Principal
                                                                     Executive Officer)

Date: March 23, 2006                                          By:    /s/ Donna T. Rutland
                                                                 ----------------------------------
                                                                     Donna T. Rutland
                                                                     Executive VP and Chief Financial
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

SIGNATURES                                           CAPACITIES                    DATE
----------                                           ----------                    ----

   /s/ M. Ray "Hoppy" Cole, Jr.                      Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ David Bomboy                                  Director                    3/23     , 2006
--------------------------------------                                          ----------

  /s/ Ricky Gibson                                   Director                    3/23     , 2006
--------------------------------------                                          ----------

 /s/ Fred McMurry                                    Director                    3/23     , 2006
--------------------------------------                                          ----------

 /s/ Trent Mulloy                                    Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Gerald Patch                                  Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Ted Parker                                    Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Doug Seidenburg                               Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ A. L. Smith                                   Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Andrew Stetelman                              Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Charles Lightsey                              Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ Ralph T. Simmons                              Director                    3/23     , 2006
--------------------------------------                                          ----------

  /s/  Greg Mitchell                                 Director                    3/23     , 2006
--------------------------------------                                          ----------

  /s/  Peeler Lacey                                  Director                    3/23     , 2006
--------------------------------------                                          ----------

   /s/ David E. Johnson                              CEO and Director            3/23     , 2006
--------------------------------------               (Principal Executive       ----------
                                                     Officer)

   /s/ Donna T. Rutland                              Executive VP & Chief        3/23     , 2006
--------------------------------------               Financial Officer          ----------
                                                     (Principal Financial and
                                                     Accounting Officer)