Form 10QSB
period 2006-03-31
FIRST BANCSHARES INC /MS/
filed 2006-05-11
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

ON MARCH 31, 2006, 2,375,200 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$12,409	$12,144
Interest-bearing deposits with banks	420	959
Federal Funds Sold	16,751	15,785

Total cash and cash equivalents	29,580	28,888

Securities held-to-maturity, at amortized cost	14	14
Securities available-for-sale, at fair value	54,189	48,543
Other securities	2,371	2,103
Loans held for sale	3,685	3,319
Loans	206,798	196,991
Allowance for loan losses	(2,438)	(2,367)

LOANS, NET	204,360	194,624

Premises and equipment	8,262	8,331
Interest receivable	1,755	1,715
Cash surrender value	5,103	5,054
Other assets	2,118	1,799

	$311,437	$294,390

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$56,896	$49,585
Time, $100,000 or more	51,933	49,876
Interest-bearing	150,180	142,488

TOTAL DEPOSITS	259,009	241,949

Interest payable	576	452
Borrowed funds	25,159	25,465
Subordinated debentures	7,217	7,217
Other liabilities	720	829

TOTAL LIABILITIES	292,681	275,912
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 2,401,694 shares issued at March 31, 2006 and 1,213,844 shares issued at December 31, 2005	2,402	1,214
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at March 31, 2006 and December 31, 2005	(464)	(464)
Additional paid-in capital	12,041	13,221
Retained earnings	5,073	4,695
Accumulated other comprehensive income	(296)	(188)

TOTAL SHAREHOLDERS’ EQUITY	18,756	18,478

	311,437	294,390

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)	(Unaudited) Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Loans, including fees	$4,041	$3,020
Securities:
Taxable	603	204
Tax exempt	50	42
Federal funds sold	149	36
Other	—	—

	4,843	3,302
TOTAL INTEREST INCOME

INTEREST EXPENSE:
Deposits	1,412	714
Other borrowings	390	359

TOTAL INTEREST EXPENSE	1,802	1,073

NET INTEREST INCOME	3,041	2,229
PROVISION FOR LOAN LOSSES	84	204

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,957	2,025
NONINTEREST INCOME:
Service charges on deposit accounts	272	318
Other service charges, commissions and fees	175	141

TOTAL NONINTEREST INCOME	447	459

NONINTEREST EXPENSES:
Salaries and employee benefits	1,385	1,154
Occupancy and equipment expense	314	276
Other operating expenses	609	507

TOTAL NONINTEREST EXPENSES	2,308	1,937

INCOME BEFORE INCOME TAXES	1,096	547

INCOME TAXES	337	182

NET INCOME	$759	$365

EARNINGS PER SHARE - BASIC	$.32	$.16
EARNINGS PER SHARE - ASSUMING DILUTION	.30	.15
DIVIDENDS PER SHARE	.16	.10

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$759	$365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140	145
Provision for loan losses	84	204
Changes in:
Interest receivable	(40)	(37)
Loans held for sale	(366)	1,454
Interest payable	124	77
Other, net	(427)	(163)

NET CASH PROVIDED BY OPERATING ACTIVITIES	274	2,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	6,624	1,205
Purchases of securities available-for-sale	(12,360)	(2,485)
Net increase in loans	(9,820)	(14,128)
Purchases of premises and equipment	(83)	(47)
Increase in cash surrender value	(49)	(35)
Increase in other securities	(268)	—

NET CASH USED BY INVESTING ACTIVITIES	(15,956)	(15,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	17,060	22,325
Net decrease in borrowed funds	(306)	(4,473)
Dividend paid on common stock	(380)	(234)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,374	17,618

NET INCREASE IN CASH	692	4,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,888	7,146

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,580	$11,319

CASH PAYMENTS FOR INTEREST	$1,678	$996
CASH PAYMENTS FOR INCOME TAXES	746	376

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

At March 31, 2006, the Company had approximately $311.4 million in assets, $210.5 million in loans, $259.0 million in deposits, and $18.8 million in shareholders’ equity. For the three months ended March 31, 2006, the Company reported a net income of $759,000.

In the first quarter of 2005 and 2006, the Company declared and paid dividends of $.10 and $.16 per common share, respectively.

NOTE C — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$759,000	2,375,158	$.32

Effect of dilutive shares:
Stock options		151,110

Diluted per share	$759,000	2,526,268	$.30

	For the Three Months Ended March 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$365,000	2,336,892	$.16

Effect of dilutive shares:
Stock options	—	97,304

Diluted per share	$365,000	2,434,196	$.15

NOTE D - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,930 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 7,930 stock options not fully vested and there was $9,216 of total unrecognized compensation cost related to these non-vested options.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005
Net income, as reported	$365
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)

Pro forma net income	$364

Earnings per share:
Basic - as reported	$.16
Basic - pro forma	.16

Diluted - as reported	.15
Diluted - pro forma	.15

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)	Quarter Ended March 31,
	2006	2005
Net Income	$759	$365

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period, net of tax	(108)	(117)

Comprehensive Income	$651	$248

Accumulated Comprehensive Loss	(296)	(113)

NOTE F – STOCK DIVIDEND

During the quarter ending March 31, 2006, the company declared a two-for-one split of the common stock to be effected in the form of a 100 percent common stock dividend. The ex-split date was March 16, 2006. All per share data for previous periods have been adjusted for the stock dividend.

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

The First represents the primary asset of the Company. The First reported total assets of $309.7 million at March 31, 2006, compared to $292.8 million at December 31, 2005. Loans increased $10.2 million, or 5%, during the first three months of 2006. Deposits at March 31, 2006, totaled $260.3 million compared to $243.8 million at December 31, 2005. For the three month period ended March 31, 2006, The First reported net income of $865,000 compared to $432,000 for the three months ended March 31, 2005.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2006, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside its immediate market areas.

At March 31, 2006, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$1,151
Past due 90 days or more and still accruing	261

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $54,000 at March 31, 2006. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $261,000 at March 31, 2006. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $29.6 million as of March 31, 2006. In addition, loans and investment securities repricing or maturing within one year or less exceed $126.4 million at March 31, 2006. Approximately $37.3 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.8 million at March 31, 2006.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2006, is $18.8 million, or approximately 6% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2006, are as follows:

Tier 1 leverage	8.42%
Tier 1 risk-based	11.51%
Total risk-based	12.91%

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

RESULTS OF OPERATIONS

The Company had a net income of $759,000 for the three months ending March 31, 2006, compared with consolidated net income of $365,000 for the same period last year.

Net interest income increased to $3,041,000 from $2,229,000 for the first three months ending March 31, 2006, or an increase of 36% as compared to the same period in 2005. Earning assets through March 31, 2006, increased $75.4 million and interest-bearing liabilities also increased $57.6 million when compared to March 31, 2005, reflecting an increase of 35% and 34%, respectively.

Noninterest income for the three months ending March 31, 2006, was $447,000 compared to $459,000 for the same period in 2005, reflecting a decrease of $12,000, or 3%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2006, totaled $272,000, compared to $318,000 for the same period in 2005.

The provision for loan losses was $84,000 in the first three months of 2006 compared with $204,000 for the same period in 2005. The allowance for loan losses of $2.4 million at March 31, 2006 (approximately 1.18% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $371,000 or 19% for the three months ended March 31, 2006, when compared with the same period in 2005. This increase is primarily due to the continued growth and the related services being offered.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of March 31, 2006, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed three reports on Form 8-K during the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
May 10, 2006	David E. Johnson, Chief Executive Officer
(Date)

/s/ DEEDEE LOWERY
May 10, 2006	DeeDee Lowery, Executive Vice President and Chief Financial Officer
(Date)