Form 10QSB
period 2006-06-30
FIRST BANCSHARES INC /MS/
filed 2006-08-11
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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

ON JUNE 30, 2006, 2,379,630 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) June 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$13,510	$12,144
Interest-bearing deposits with banks	240	959
Federal funds sold	365	15,785

Total cash and cash equivalents	14,115	28,888

Securities held-to-maturity, at amortized cost	14	14
Securities available-for-sale, at fair value	56,392	48,543
Other securities	2,348	2,103
Loans held for sale	5,587	3,319
Loans	235,065	196,991
Allowance for loan losses	(2,623)	(2,367)

LOANS, NET	232,442	194,624

Premises and equipment	8,538	8,331
Interest receivable	2,026	1,715
Cash surrender value	5,150	5,054
Other assets	2,617	1,799

	$329,229	$294,390

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$55,142	$49,585
Time, $100,000 or more	58,880	49,876
Interest-bearing	154,615	142,488

TOTAL DEPOSITS	268,637	241,949

Interest payable	665	452
Borrowed funds	28,831	25,465
Subordinated debentures	11,217	7,217
Other liabilities	420	829

TOTAL LIABILITIES	309,770	275,912

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 2,406,124 issued at June 30, 2006 and 1,213,844 issued at December 31, 2005.	2,406	1,214
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Treasury stock, at cost, 26,494 shares at June 30, 2006 and December 31, 2005	(464)	(464)
Additional paid-in capital	12,067	13,221
Retained earnings	6,063	4,695
Accumulated other comprehensive income (loss)	(613)	(188)

TOTAL SHAREHOLDERS’ EQUITY	19,459	18,478

	$329,229	$294,390

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
($ amounts in thousands except earnings per share)	2006	2005	2006	2005
INTEREST INCOME:
Loans, including fees	$4,720	$3,429	$8,761	$6,449
Securities:
Taxable	674	217	1,278	421
Tax exempt	48	46	98	88
Federal funds sold	106	26	255	62
Other	—	—	—	—

TOTAL INTEREST INCOME	5,548	3,718	10,392	7,020

INTEREST EXPENSE:
Deposits	1,399	914	2,811	1,628
Other borrowings	615	360	1,005	719

TOTAL INTEREST EXPENSE	2,014	1,274	3,816	2,347

NET INTEREST INCOME	3,534	2,444	6,576	4,673
PROVISION FOR LOAN LOSSES	209	233	294	437

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,325	2,211	6,282	4,236

NONINTEREST INCOME:
Service charges on deposit accounts	320	351	592	669

Other service charges, commissions and fees	132	82	307	223
Gain on sale of properties	224	—	224	—

TOTAL NONINTEREST INCOME	676	433	1,123	892

NONINTEREST EXPENSES:
Salaries and employee benefits	1,553	1,144	2,938	2,298
Occupancy and equipment expense	308	232	622	508
Other operating expenses	801	524	1,409	1,031

TOTAL NONINTEREST EXPENSES	2,662	1,900	4,969	3,837

INCOME BEFORE INCOME TAXES	1,339	744	2,436	1,291

INCOME TAXES	351	250	688	432

NET INCOME	$988	$494	$1,748	$859

EARNINGS PER SHARE - BASIC	$.42	$.21	$.74	$.37
EARNINGS PER SHARE - ASSUMING DILUTION	$.39	$.20	$.69	$.35
DIVIDENDS PER SHARE	$—	$—	$.16	$.10

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2005	1,195	$12,986	$3,019	$4	$(464)	$16,740
Net earnings	—	—	859	—	—	859
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(46)	—	(46)
Exercise of stock options	17	211	—	—	—	228
Cash dividend declared, $.20 per share	—	—	(234)	—	—	(234)

Balance, June 30, 2005	1,212	$13,197	$3,644	$(42)	$(464)	$17,547

Balance, January 1, 2006	1,214	$13,221	$4,695	$(188)	$(464)	$18,478
Net earnings	—	—	1,748	—	—	1,748
2 for 1 stock split	1,188	(1,188)	—	—	—	—
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(425)	—	(425)
2005 options granted	—	4	—	—	—	4
Exercise of stock Options	4	30	—	—	—	34
Cash dividend declared, $.32 per share	—	—	(380)	—	—	(380)

Balance, June 30, 2006	2,406	$12,067	$6,063	$(613)	$(464)	$19,459

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
($ Amounts in Thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,748	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	285
Provision for loan losses	294	437
Changes in:
Interest receivable	(311)	(290)
Loans held-for-sale	(2,268)	(1,600)
Cash surrender value	(96)	(38)
Interest payable	213	129
Other, net	(1,227)	(74)

NET CASH USED BY OPERATING ACTIVITIES	(1,367)	(292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	15,741	3,716
Maturities and calls of securities held-to-maturity	—	—
Purchases of securities available-for-sale	(24,260)	(3,732)
Net increase in loans	(38,112)	(32,591)
Purchases of premises and equipment	(487)	(75)

NET CASH USED BY INVESTING ACTIVITIES	(47,118)	(32,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	26,688	39,715
Net increase (decrease) in borrowed funds	3,366	(5,343)
Issuance of common stock	38	228
Dividends paid on common stock	(380)	(234)
Issuance of Trust Preferred Securities	4,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,712	34,366

NET INCREASE (DECREASE) IN CASH	(14,773)	1,392

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,888	7,146

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,115	$8,538

CASH PAYMENTS FOR INTEREST	$3,603	$2,057
CASH PAYMENTS FOR INCOME TAXES	1,558	727

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

At June 30, 2006, the Company had approximately $329.2 million in consolidated assets, $240.7 million in consolidated loans, $268.6 million in consolidated deposits, and $19.5 million in consolidated shareholders’ equity. For the six months ended June 30, 2006, the Company reported a consolidated net income of $1.75 million.

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

	For the Three Months Ended June 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$988,000	2,376,915.42

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$988,000	2,535,494	$.39

	For the Six Months Ended June 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,748,000	2,377,802	$.74

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$1,748,000	2,536,381	$.69

	For the Three Months Ended June 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$494,000	1,174,533	$.42

Effect of dilutive shares:
Stock options	—	58,367

Diluted per share	$494,000	1,232,900	$.39

	For the Six Months Ended June 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$859,000	1,178,373	$.73

Effect of dilutive shares:
Stock options	—	58,367

Diluted per share	$859,000	1,236,740	$.69

NOTE D - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,930 stock options were not fully vested and no stock options were granted during the three months ended June 30, 2006 or the six months ended June 30, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended June 30, 2006 and the six months ended June 30, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of June 30, 2006, the Company had 7,930 stock options not fully vested and there was $9,216 of total unrecognized compensation cost related to these non-vested options.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended June 30, 2005 and the six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

($ amounts in thousands except for per share data)	Quarter Ended June 30, 2005
Net income, as reported	$494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Pro forma net income	$494

Earnings per share:
Basic - as reported	$.21
Basic - pro forma	.21

Diluted - as reported	.20
Diluted - pro forma	.20

Six Months Ended June 30, 2005
Net income, as reported	$859
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)

Pro forma net income	$858

Earnings per share:
Basic - as reported	$.37
Basic - pro forma	.37

Diluted - as reported	.35
Diluted - pro forma	.35

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

	Quarter Ended June 30,
(In thousands)	2006	2005
Net Income	$988	$494

Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(317)	71

Comprehensive Income	$671	$565

Accumulated Comprehensive Loss	$(613)	$(42)

	Six Months Ended June 30,
	2006	2005
Net Income	$1,748	$859

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period, net of taxes	(425)	(46)

Comprehensive Income	$1,323	$813

Accumulated Comprehensive Loss	$(613)	$(42)

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

The First represents the primary asset of the Company. The First reported total assets of $327.8 million at June 30, 2006, compared to $292.8 million at December 31, 2005. Loans increased $40.3 million, or 20.1%, during the first six months of 2006. Deposits at June 30, 2006, totaled $269.6 million compared to $243.8 million at December 31, 2005. For the six month period ended June 30, 2006, The First reported net income of $1.77 million compared to $998 thousand for the six months ended June 30, 2005.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2006, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At June 30, 2006, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$2,270
Past due 90 days or more and still accruing	296

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $54,000 at June 30, 2006. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $269,000 at June 30, 2006. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $14.1 million as of June 30, 2006. In addition, loans and investment securities repricing or maturing within one year or less exceeded $143.6 million at June 30, 2006. Approximately $46.0 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.4 million at June 30, 2006.

There are no known trends or any known commitments of uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2006, is $19.5 million, or approximately 5.9% of total assets. The First currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of June 30, 2006, are as follows:

Tier 1 leverage	8.45%
Tier 1 risk-based	10.87%
Total risk-based	13.69%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years but are callable 5 years after issuance. On June 30, 2006, The First Bancshares Statutory Trust 2 (the Trust 2), a wholly-owned subsidiary trust of the Company, issued $4,000,000 of redeemable cumulative trust preferred securities. The Trust 2 used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 1.65%. The debentures have a maturity of 30 years but are callable 5 years after issuance. Presently, the trust preferred securities qualify as Tier 1 capital up to 25% of other components of Tier 1 capital. The Federal Reserve Board has issued a proposed rule that would retain trust preferred securities in Tier 1 capital but with stricter quantitative limits and clearer qualitative standards. In accordance with FIN 46, “Consolidation of Variable Interest Entities” the statutory trust is not included in the consolidated financial statements. Instead the subordinated debentures due to the statutory trust are included in the consolidated liabilities of the Company.

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $988,000 for the three months ending June 30, 2006, compared with consolidated net income of $494,000 for the same period last year.

Net interest income increased to $3,534,000 from $2,444,000 for the three months ending June 30, 2006, or an increase of 44.6% as compared to the same period in 2005. Earning assets through June 30, 2006, increased $15.8 million and interest-bearing liabilities also increased $19.1 million when compared to March 31, 2006, reflecting increases of 5.5% and 8.1%, respectively.

Noninterest income for the three months ending June 30, 2006, was $676,000 compared to $433,000 for the same period in 2005, reflecting an increase of $243 or 56.1%. For the three months ending June 30, 2006, the Company reported a gain of $224,000 related to the sale of property. Included in noninterest income is service charges on deposit accounts, which for the three months ended June 30, 2006, totaled $320,000, compared to $351,000 for the same period in 2005.

The provision for loan losses was $209,000 for the three months in 2006 compared with $233,000 for the same period in 2005.

Non interest expense increased by $762,000 or 40.1% for the three months ended June 30, 2006, when compared with the same period in 2005. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $1,748,000 for the six months ending June 30, 2006, compared with consolidated net income of $859,000 for the same period last year.

Net interest income increased to $6,576,000 from $4,673,000 for the first six months ending June 30, 2006, or an increase of 40.7% as compared to the same period in 2005. Earning assets through June 30, 2006, increased $72.9 million and interest-bearing liabilities also increased $57.5 million when compared to June 30, 2005, reflecting increases of 31.4% and 29.4%, respectively.

Noninterest income for the six months ending June 30, 2006, was $1,123,000 compared to $892,000 for the same period in 2005, reflecting an increase of $231,000 or 25.9%. For the six months ending June 30, 2006, the company reported a gain of $224,000 related to the sale of property. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2006, totaled $592,000, compared to $669,000 for the same period in 2005.

The provision for loan losses was $294,000 in the first six months of 2006 compared with $437,000 for the same period in 2005. The allowance for loan losses of $2.6 million at June 30, 2006 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1,132,000 or 29.5% for the six months ended June 30, 2006, when compared with the same period in 2005. The increase is primarily due to the continued growth and the related services being offered.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of June 30, 2006, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held May 18, 2006, the following proposals were approved:

The following individuals were elected to serve as Class II directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2009:

David E. Johnson	Ralph T. Simmons
Charles R. Lightsey	Michael W. Chancellor
Andrew D. Stetelman

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
David E. Johnson	1,576,356		1,400
Charles R. Lightsey	1,576,356		1,400
Andrew D. Stetelman	1,576,356		1,400
Ralph T. Simmons	1,561,356		16,400
Michael W. Chancellor	1,576,356		1,400

The terms of the Class I directors expire at the 2008 Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2009 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2007 Annual Shareholders Meeting. The directors and their classes are:

Class I	Class II	Class III
Perry E. Parker	Michael W. Chancellor	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole
A. L. Smith	Charles R. Lightsey	Gerald C. Patch
Gregory H. Mitchell		Peeler G. Lacey,M.D.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2006, The First Bancshares, Inc. filed the following Current Reports on Form 8-K with the Commission:

Current Report on Form 8-K dated April 28, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99.1), relating to the announcement of The First Bancshares, Inc.’s first quarter 2006 earnings results.

Current Report on Form 8-K dated May 22, 2006, reporting Item 8.01, relating to the announcement of the signing of a definitive agreement in which First National Bank of Wiggins will merge into The First, A National Banking Association.

Current Report on Form 8-K dated May 25, 2006, reporting Item 8.01, regarding the announcement that its common stock has been approved for listing on the NASDAQ Capital Market.

Current Report on Form 8-K dated May 31, 2006, reporting Item 2.02, regarding an announcement for earnings guidance for the quarter ending June 30, 2006.

In addition, The First Bancshares, Inc. filed the following Current Reports on Form 8-K with the Commission:

Current Report on Form 8-K dated July 11, 2006, reporting Item 7.01, regarding The First Bancshares, Inc.’s CEOs participation in a phone interview with Wallst.net.

Current Report on Form 8-K dated August 2, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99.1), relating to the announcement of The First Bancshares, Inc.’s second quarter 2006 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

August 11, 2006	/s/ David E. Johnson
(Date)	David E. Johnson,
Chief Executive Officer

August 11, 2006	/s/ Dee Dee Lowery
(Date)	Dee Dee Lowery
Executive Vice President and
Chief Financial Officer