Form 10QSB/A
period 2005-09-30
FIRST BANCSHARES INC /MS/
filed 2006-11-02
CIK 947559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB/A

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

Explanatory Note—We are filing this Amendment to our Quarterly Report on Form 10-QSB for the Quarter ended 9-30-05 to correct a typographical error in Exhibit 32.2.

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