Form 10QSB
period 2006-09-30
FIRST BANCSHARES INC /MS/
filed 2006-11-13
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

ON SEPTEMBER 30, 2006, 2,379,630 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐    NO  ☒

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$18,738	$12,144
Interest-bearing deposits with banks	892	959
Federal funds sold	11,543	15,785

Total cash and cash equivalents	31,173	28,888

Securities held-to-maturity, at amortized cost	13	14
Securities available-for-sale, at fair value	61,520	48,543
Other securities	2,367	2,103
Loans held for sale	5,094	3,319
Loans	245,978	196,991
Allowance for loan losses	(2,897)	(2,367)

LOANS, NET	243,081	194,624

Premises and equipment	8,527	8,331
Interest receivable	2,266	1,715
Cash surrender value	5,201	5,054
Other assets	2,522	1,799

	$361,764	$294,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$62,246	$49,585
Time, $100,000 or more	58,840	49,876
Interest-bearing	181,115	142,488

TOTAL DEPOSITS	302,201	241,949

Interest payable	872	452
Borrowed funds	26,371	25,465
Subordinated debentures	11,217	7,217
Other liabilities	426	829

TOTAL LIABILITIES	341,087	275,912

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 2,406,124 issued at September 30, 2006 and 1,213,844 issued at December 31, 2005.	2,406	1,214
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Treasury stock, at cost, 26,494 shares at September 30, 2006 and December 31, 2005	(464)	(464)
Additional paid-in capital	12,071	13,221
Retained earnings	6,794	4,695
Accumulated other comprehensive income (loss)	(130)	(188)

TOTAL SHAREHOLDERS’ EQUITY	20,677	18,478

	$361,764	$294,390

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including fees	$5,259	$3,783	$14,020	$10,232
Securities:
Taxable	684	211	1,962	632
Tax exempt	59	46	157	134
Federal funds sold	77	61	332	123
Other		—		—

TOTAL INTEREST INCOME	6,079	4,101	16,471	11,121

INTEREST EXPENSE:
Deposits	2,145	1,122	4,956	2,750
Other borrowings	237	371	1,242	1,090

TOTAL INTEREST EXPENSE	2,382	1,493	6,198	3,840

NET INTEREST INCOME	3,697	2,608	10,273	7,281
PROVISION FOR LOAN LOSSES	289	313	583	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,408	2,295	9,690	6,531

NONINTEREST INCOME:
Service charges on deposit accounts	340	295	932	964

Other service charges, commissions and fees	169	73	476	296

Gain on sale of properties	—	—	224	—

TOTAL NONINTEREST INCOME	509	368	1,632	1,260
NONINTEREST EXPENSES:
Salaries and employee benefits	1,702	1,221	4,640	3,519
Occupancy and equipment expense	517	298	1,139	806
Other operating expenses	645	536	2,054	1,567

TOTAL NONINTEREST EXPENSES	2,864	2,055	7,833	5,892

INCOME BEFORE INCOME TAXES	1,053	608	3,489	1,899

INCOME TAXES	322	203	1,010	635

NET INCOME	$731	$405	$2,479	$1,264

EARNINGS PER SHARE - BASIC	$.31	$.17	$1.05	$.53
EARNINGS PER SHARE - ASSUMING DILUTION	$.29	$.16	$.98	$.51
DIVIDENDS PER SHARE	$—	$—	$.16	$.10

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock	Total
Balance, January 1, 2005	1,195	$12,986	$3,019	$4	$(464)	$16,740
Net earnings	—	—	1,264	—	—	1,264
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	—	—	—	(55)	—	(55)
Exercise of stock options	19	235	—	—	—	254
Cash dividend declared, $.20 per share	—	—	(234)	—	—	(234)

Balance, September 30, 2005	1,214	$13,221	$4,049	$(51)	$(464)	$17,969

Balance, January 1, 2006	1,214	$13,221	$4,695	$(188)	$(464)	$18,478
Net earnings	—	—	2,479	—	—	2,479
2 for 1 stock split	1,188	(1,188)	—	—	—	—
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	—	—	—	58	—	58
2005 options granted	—	8	—	—	—	8
Exercise of stock Options	4	30	—	—	—	34
Cash dividend declared, $.32 per share	—	—	(380)	—	—	(380)

Balance, September 30, 2006	2,406	$12,071	$6,794	$(130)	$(464)	$20,677

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,479	$1,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	420
Loss on disposal of assets	—	61
Provision for loan losses	583	750
Changes in:
Interest receivable	(551)	(463)
Loans held-for-sale	(1,775)	(1,113)
Cash surrender value	(147)	(1,686)
Interest payable	420	249
Other, net	(1,126)	(372)

NET CASH USED BY OPERATING ACTIVITIES	309	(890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	20,136	7,230
Maturities and calls of securities held-to- maturity	—	—
Purchases of securities available-for-sale	(33,318)	(11,939)
Net increase in loans	(49,040)	(32,447)
Purchases of premises and equipment	(622)	(181)

NET CASH USED BY INVESTING ACTIVITIES	(62,844)	(37,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	60,252	59,311
Net increase (decrease) in borrowed funds	906	6,869
Issuance of common stock	42	254
Dividends paid on common stock	(380)	(234)
Issuance of Trust Preferred Securities	4,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,820	66,200

NET INCREASE (DECREASE) IN CASH	2,285	27,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,888	7,146

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,173	$35,119

CASH PAYMENTS FOR INTEREST	$5,778	$3,591
CASH PAYMENTS FOR INCOME TAXES	1,831	882

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

At September 30, 2006, the Company had approximately $361.8 million in consolidated assets, $251.1 million in consolidated loans, $302.2 million in consolidated deposits, and $20.7 million in consolidated shareholders’ equity. For the nine months ended September 30, 2006, the Company reported a consolidated net income of $2.5 million.

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

	For the Three Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$731,000	2,379,630	$.31

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$731,000	2,538,209	$.29

	For the Nine Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$2,479,000	2,377,802	$1.05

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$2,479,000	2,536,381	$.98

	For the Three Months Ended September 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$405,000	2,372,574	$.17

Effect of dilutive shares:
Stock options	—	122,100

Diluted per share	$405,000	2,494,674	$.16

	For the Nine Months Ended September 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,264,000	2,358,308	$.53

Effect of dilutive shares:
Stock options	—	122,100

Diluted per share	$1,264,000	2,480,408	$.51

NOTE D - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,930 stock options were not fully vested and no stock options were granted during the three months ended September 30, 2006 or the nine months ended September 30, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended September 30, 2006 and the nine months ended September 30, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of September 30, 2006, the Company had 5,283 stock options not fully vested and there was $5,636 of total unrecognized compensation cost related to these non-vested options.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended September 30, 2006 and the nine months ended September 30, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

($ amounts in thousands except for per share data)	Quarter Ended September 30, 2005
Net income, as reported	$405
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)

Pro forma net income	$402

Earnings per share:
Basic - as reported	$.17
Basic - pro forma	.17

Diluted - as reported	.16
Diluted - pro forma	.16

Nine Months Ended September 30, 2005
Net income, as reported	$1,264
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)

Pro forma net income	$1,260

Earnings per share:
Basic - as reported	$.53
Basic - pro forma	.53

Diluted - as reported	.51
Diluted - pro forma	.51

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)	Quarter Ended September 30,
	2006	2005
Net Income	$731	$405

Other Comprehensive Income (loss) net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	483	(9)

Comprehensive Income	$1,214	$396

Accumulated Comprehensive Loss	$(130)	$(51)

	Nine Months Ended September 30,
	2006	2005
Net Income	$2,479	$1,264

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period, net of taxes	58	(55)

Comprehensive Income	$2,537	$1,209

Accumulated Comprehensive Loss	$(130)	$(51)

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

The First represents the primary asset of the Company. The First reported total assets of $360.5 million at September 30, 2006, compared to $292.8 million at December 31, 2005. Loans increased $50.8 million, or 25.3%, during the first nine months of 2006. Deposits at September 30, 2006, totaled $303.2 million compared to $243.8 million at December 31, 2005. For the nine month period ended September 30, 2006, The First reported net income of $2.7 million compared to $1.5 million for the nine months ended September 30, 2005.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2006, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside their immediate market areas.

At September 30, 2006, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$2,403
Past due 90 days or more and still accruing	725

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $798,000 at September 30, 2006. Any other real estate owned is carried at the lower of cost or fair value, determined by an appraisal. Other real estate owned totaled $269,000 at September 30, 2006. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is considered adequate with cash and cash equivalents of $31.2 million as of September 30, 2006. In addition, loans and investment securities repricing or maturing within one year or less exceeded $143.9 million at September 30, 2006. Approximately $49.6 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $2.7 million at September 30, 2006.

There are no known trends or any known commitments of uncertainties that will result in the Company’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2006, is $20.7 million, or approximately 5.7% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of September 30, 2006, are as follows:

Tier 1 leverage	8.28%
Tier 1 risk-based	10.41%
Total risk-based	13.04%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years but are callable 5 years after issuance. On June 30, 2006, The First Bancshares Statutory Trust 2 (the Trust 2), a wholly-owned subsidiary trust of the Company, issued $4,000,000 of redeemable cumulative trust preferred securities. The Trust 2 used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 1.65%. The debentures have a maturity of 30 years but are callable 5 years after issuance. The trust preferred securities qualify as Tier 1 capital up to 25% of other components of Tier 1 capital. The Federal Reserve Board has issued a rule that retains trust preferred securities in Tier 1 capital but with stricter quantitative limits and clearer qualitative standards. In accordance with FIN 46, “Consolidation of Variable Interest Entities” the statutory trust is not included in the consolidated financial statements. Instead the subordinated debentures due to the statutory trust are included in the consolidated liabilities of the Company.

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $731,000 for the three months ending September 30, 2006, compared with consolidated net income of $405,000 for the same period last year.

Net interest income increased to $3.7 million from $2.6 million for the three months ending September 30, 2006, or an increase of 41.7% as compared to the same period in 2005. Earning assets through September 30, 2006, increased $27.4 million and interest-bearing liabilities also increased $24.0 million when compared to June 30, 2006, reflecting increases of 9.1% and 9.5%, respectively.

Noninterest income for the three months ending September 30, 2006, was $509,000 compared to $368,000 for the same period in 2005, reflecting an increase of $141,000 or 38.3%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2006, totaled $340,000 compared to $295,000 for the same period in 2005.

The provision for loan losses was $289,000 for the three months in 2006 compared with $313,000 for the same period in 2005.

Non interest expense increased by $809,000 or 39.4% for the three months ended September 30, 2006, when compared with the same period in 2005. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $2,479,000 for the nine months ending September 30, 2006, compared with consolidated net income of $1,264,000 for the same period last year.

Net interest income increased to $10,273,000 from $7,281,000 for the first nine months ending September 30, 2006, or an increase of 41.1% as compared to the same period in 2005. Earning assets through September 30, 2006, increased $69.4 million and interest-bearing liabilities also increased $61.1 million when compared to September 30, 2005, reflecting increases of 26.9% and 28.2%, respectively.

Noninterest income for the nine months ending September 30, 2006, was $1,632,000 compared to $1,260,000 for the same period in 2005, reflecting an increase of $372,000 or 29.5%. For the nine months ending September 30, 2006, the Company reported a gain of $224,000 related to the sale of property. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2006, totaled $932,000, compared to $964,000 for the same period in 2005.

The provision for loan losses was $583,000 in the first nine months of 2006 compared with $750,000 for the same period in 2005. The allowance for loan losses of $2.9 million at September 30, 2006 (approximately 1.18% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1.9 million or 32.9% for the nine months ended September 30, 2006, when compared with the same period in 2005. The increase is primarily due to the continued growth and the related services being offered.

ACQUISITION

Effective October 1, 2006, The First Bancshares, Inc. acquired all of the issued and outstanding shares of The First National Bank of Wiggins, headquartered in Wiggins, Mississippi, in exchange for 108,712 shares of The First Bancshares, Inc. and $2,077,842.36 in cash. The acquisition will be accounted for using the purchase method of accounting, and accordingly, the results of operations of The First National Bank of Wiggins will be included in The First Bancshares, Inc. consolidated financial statements beginning October 1, 2006.

STOCK OFFERING

The First Bancshares, Inc. is selling 365,000 shares of its Common Stock, par value $1.00 per share. The public offering price is $22.50 per share. All of the 365,000 shares of Common Stock offered hereby are being sold by the Company through its directors, executive officers, and bank market presidents, none of whom are receiving any compensation for sales of the Common Stock made hereunder. This is a “best efforts” offering by the Company, and it will be terminated by the Company upon the sale of 365,000 shares or December 30, 2006, whichever occurs first, unless the Company extends the offering for additional periods ending no later than March 31, 2007. There is no minimum number of shares required to be sold under the Offering. Individual subscriptions must be for no less than 100 shares and no more than 44,445 shares of the Common Stock.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of September 30, 2006, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K.

During the quarter ended September 30, 2006, The First Bancshares, Inc. filed the following Current Reports on Form 8-K with the Commission:

Current Report on Form 8-K dated July 11, 2006, reporting Item 7.01, regarding The First Bancshares, Inc.’s CEOs participation in a phone interview with Wallstreet.net.

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

THE FIRST BANCSHARES, INC.
(Registrant)

November 10, 2006	/s/ David E. Johnson
(Date)	David E. Johnson,
Chief Executive Officer

November 10, 2006	/s/ Dee Dee Lowery
(Date)	Dee Dee Lowery
Executive Vice President and
Chief Financial Officer