Form 10KSB
period 2006-12-31
FIRST BANCSHARES INC /MS/
filed 2007-03-30
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                                           Commission file no. 33-94288

                                            THE FIRST BANCSHARES, INC.
                                --------------------------------------------------
                                  (Name of Small Business Issuer in Its Charter)

                 Mississippi                                                                64-0862173
-----------------------------------------------------------------   ----------------------------------------------------------
         (State or Other Jurisdiction of                                    (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                     39402
-----------------------------------------------------------------   ---------------------------------------------------------
       (Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                                ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                       Name of Each Exchange on
             Title of Each Class                                           Which Registered
             -------------------                                       -------------------------

         Common Stock, $1.00 par value                                   NASDAQ Stock Market, LLC
---------------------------------------------------------   ----------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                                               None
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

Yes         X        No
    -------------       ----------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [  ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).       Yes [  ]      No  [ X ]

         State issuer's revenues for its most recent fiscal year. $25,998,736.

         The aggregate market value of  the Common Stock held by non-affiliates of the Company on March 23, 2007, was  $54,441,670.  This calculation is based upon an estimate of the fair market value of the Common Stock  of
$24.50 per share.  The stock is listed and traded on the NASDAQ Stock Market, LLC (Global Market) under the symbol, FBMS.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  2,983,045 on March 23, 2007.

                                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-KSB report: Proxy Statement dated April 12, 2007, and the Annual Report to the Stockholders for the year ended
December 31, 2006.

         Transitional Small Business Disclosure Format. (Check one):

                                                     Yes               No     X
                                                         ---------        ----------

                                            THE FIRST BANCSHARES, INC.
                                                    FORM 10-KSB
                                                 TABLE OF CONTENTS

                                                                                                               Page

                                                       PART I

                                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................10
ITEM 7.  FINANCIAL STATEMENTS................................................................................10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................10
ITEM 8A  CONTROLS AND PROCEDURES ............................................................................10
ITEM 8B  OTHER INFORMATION...................................................................................10

                                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND
         CORPORATE GOVERNANCE;  COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT........................................................................................11
ITEM 10. EXECUTIVE COMPENSATION..............................................................................11
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

ITEM 1.     BUSINESS.

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First National Bank of South Mississippi (“The First”) located in Hattiesburg, Mississippi and The First National Bank of the Pine Belt (“Pine Belt”), located in Laurel, Mississippi (collectively, the “Banks”). The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. Pine Belt began banking operations on January 19, 1999. In January, 2004, the two banks were consolidated to form one bank, The First, A National Banking Association. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, and one in Wiggins, Mississippi. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock and Stone Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 3318 Hardy Street in Hattiesburg, a fifth location at Hwy 15 North in Laurel, a sixth location at Hwy 43 South in Picayune, a seventh location at Jackson Avenue in Pascagoula, an eighth location at Hwy 90 in Bay St. Louis, and a ninth location at Border Ave. in Wiggins, Mississippi.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timer, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis office serves the City of Bay St. Louis and the surrounding area of Hancock County, Mississippi. Bay St. Louis can be reached via U.S. Highway 90. Major employers in the Hancock area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the City of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. Wiggins can be reached via U. S. Highway 49.

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

Competition

The Bank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Mississippi law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in Mississippi is highly competitive. Many large banking organizations currently operate in the Company’s market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Federal legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.

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

Employees

As of March 15, 2007, the Company had 150 full-time employees and 18 part-time employees.

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

The Federal Reserve Board has imposed certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company may borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in “The Bank — Dividends”). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2006, the Company and The First, were qualified as “well capitalized.”

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

Significant Legislative Developments. On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). This Act became effective on September 29, 1995 and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Since June 1, 1997, the Interstate Banking Act has allowed banks with different home states to merge, unless a particular state opts out of the statute. In addition, beginning June 1, 1997, the Interstate Banking Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

On November 12, 1999, the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act, and regulations adopted by the SEC will in the future require the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm will in the future be required to attest to and report on management’s evaluation of internal control over financial reporting.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 15 North in the city of Laurel, Mississippi, one on Highway 589 in the city of Purvis, Mississippi, which is in Lamar County, a fourth office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fifth office located at 3318 Hardy Street in Hattiesburg, a sixth office located on Hwy 43 South, Picayune, MS in a 3,800 sq. ft. facility , a seventh office located at 1126 Jackson Ave in Pascagoula, MS, an eighth office located at Hwy 90 in Bay St. Louis, MS, as well as a ninth location on Border Ave. in Wiggins, MS.

The Company believes that the Bank’s facilities will adequately serve their needs.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time the Company and/or the Bank may be named as defendants in various lawsuits arising out of the normal course of business. At present neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information contained on page 54 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In response to this Item, the information contained on pages 7 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 27 through 53 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

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

As of December 31, 2006 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)     Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

ITEM 8B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

In response to this Item, the information contained under the captions, "Election of Directors" and "Additional Information Concerning Directors and Officers" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption "Committees of the Board of Directors" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

Corporate Governance

The information contained under the caption "Additional Information Concerning Directors and Officers" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

In response to this Item, the information contained under the caption "Compensation Discussion and Analysis" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained under the caption "Certain Relationships and Related Transactions" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

ITEM 13.    EXHIBITS.

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

         10.6              First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended
                           December 31, 1996, File No. 33-94288).

         10.7              Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and
                           David Johnson  (incorporated by reference to Exhibit 10.9 to the Company's
                           Registration Statement No. 333-102908 on Form S-2).

         13                The Company's 2006 Annual Report

         21                Subsidiaries of the Company

         23                Consent of Independent Registered Public Accounting Firm

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained under the caption "Principal Accountant Fees and Services" of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007, is incorporated herein by reference.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date: March 28, 2007                                         By:  /s/ David E. Johnson
                                                                  -----------------------------------------------------
                                                                   David E. Johnson
                                                                   Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2007                                         By:  /s/ Dee Dee Lowery
                                                                  -----------------------------------------------------
                                                                   Dee Dee Lowery
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

SIGNATURES                                           CAPACITIES                    DATE
----------                                           ----------                    ----

/s/ E. Ricky Gibson                                  Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Charles R. Lightsey                              Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Ralph T. Simmons                                 Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ J. Douglas Seidenburg                            Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Andy Stetelman                                   Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ David W. Bomboy                                  Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Ted E. Parker                                    Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Michael W. Chancellor                            Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Fred McMurry                                     Director                       March 28                , 2007
-----------------------------------------                                          -------------------------

/s/ Dennis L. Pierce                                 Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

/s/ Perry E. Parker                                  Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

/s/ Gregory Mitchell                                 Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

/s/ Peeler G. Lacey, M.D.                            Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

/s/ M. Ray "Hoppy" Cole, Jr.                         President and Director         March 29                , 2007
-----------------------------------------                                          -------------------------

                                                     Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

                                                     Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

                                                     Director                       March 29                , 2007
-----------------------------------------                                          -------------------------

/s/ David E. Johnson                                 CEO and Director               March 28
-----------------------------------------            (Principal Executive Officer) -------------------------, 2007

/s/ Dee Dee Lowery                                   Executive VP & Chief       March 28
-----------------------------------------            Financial Officer             -------------------------, 2007
                                                     (Principal Financial and
                                                     Accounting Officer)