Form 10KSB/A
period 2006-12-31
FIRST BANCSHARES INC /MS/
filed 2007-04-16
CIK 947559

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB/A

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
         CORPORATE GOVERNANCE;  COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT........................................................................................11
ITEM 10. EXECUTIVE COMPENSATION..............................................................................11
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

THE FIRST BANCSHARES, INC.

FORM 10-KSB/A

PART I

This Amendment No. 1 to the First Bancshares, Inc.'s Form 10KSB is being filed to reflect changes made to portions of the 2006 Annual Report found in Exhibit 13. The sections of Exhibit 13 captioned Condensed Statements of Cash Flows and Note G - Deposits contain changes identified and made prior to distribution of the 2006 Annual Report to shareholders.

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

                                                              THE FIRST BANCSHARES, INC.

Date: April 13, 2007                                         By:  /s/ David E. Johnson
                                                                  -----------------------------------------------------
                                                                   David E. Johnson
                                                                   Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2007                                         By:  /s/ Dee Dee Lowery
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

SIGNATURES                                           CAPACITIES                    DATE
----------                                           ----------                    ----

/s/ E. Ricky Gibson                                  Director                       April 13                , 2007
-----------------------------------------                                          -------------------------

/s/ Charles R. Lightsey                              Director                       April 13                , 2007
-----------------------------------------                                          -------------------------

/s/ J. Douglas Seidenburg                            Director                       April 12                , 2007
-----------------------------------------                                          -------------------------

/s/ Andrew D. Stetelman                              Director                       April 12                , 2007
-----------------------------------------                                          -------------------------

/s/ David W. Bomboy                                  Director                       April 12                , 2007
-----------------------------------------                                          -------------------------

/s/ Ted E. Parker                                    Director                       April 12                , 2007
-----------------------------------------                                          -------------------------

/s/ Fred McMurry                                     Director                       April 13                , 2007
-----------------------------------------                                          -------------------------

/s/ Perry E. Parker                                  Director                       April 13                , 2007
-----------------------------------------                                          -------------------------

/s/ Peeler G. Lacey, M.D.                            Director                       April 12                , 2007
-----------------------------------------                                          -------------------------

/s/ M. Ray "Hoppy" Cole, Jr.                         President and Director         April 13                , 2007
-----------------------------------------                                          -------------------------

/s/ David E. Johnson                                 CEO and Director               April 13                , 2007
-----------------------------------------            (Principal Executive Officer) -------------------------

/s/ Dee Dee Lowery                                   Executive VP & Chief       April 13                , 2007
-----------------------------------------            Financial Officer             -------------------------
                                                     (Principal Financial and
                                                     Accounting Officer)