Form 10-Q
period 2007-03-31
FIRST BANCSHARES INC /MS/
filed 2007-05-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 33-94288

THE FIRST BANCSHARES, INC.

(EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☒

ON MARCH 31, 2007, 2,983,045 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐    NO  ☒

PART I—FINANCIAL INFORMATION

ITEM NO. 1.	FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$10,125	$9,743
Interest-bearing deposits with banks	418	672
Federal Funds Sold	3,655	8,772

Total cash and cash equivalents	14,198	19,187

Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	101,601	89,480
Other securities	2,340	2,317
Loans held for sale	6,477	3,945
Loans	301,385	283,930
Allowance for loan losses	(4,205)	(3,793)

LOANS, NET	297,180	280,137

Premises and equipment	10,127	9,953
Interest receivable	2,889	2,905
Cash surrender value	5,298	5,248
Other assets	4,518	4,584

	$444,641	$417,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$64,601	$58,652
Time, $100,000 or more	84,845	82,820
Interest-bearing	236,484	210,250

TOTAL DEPOSITS	385,930	351,722

Interest payable	1,384	1,021
Borrowed funds	19,914	20,827
Subordinated debentures	4,124	11,341
Other liabilities	358	493

TOTAL LIABILITIES	411,710	385,404

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 3,009,539 shares issued at March 31, 2007 and 2,884,902 shares issued at December 31, 2006	3,010	2,885
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at March 31, 2007 and December 31, 2006	(464)	(464)
Additional paid-in capital	22,894	22,345
Retained earnings	7,448	7,629
Accumulated other comprehensive income	43	(30)

TOTAL SHAREHOLDERS’ EQUITY	32,931	32,365

	$444,641	$417,769

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
INTEREST INCOME:
Loans, including fees	$6,188	$4,041
Securities:
Taxable	972	603
Tax exempt	155	50
Federal funds sold	198	149

TOTAL INTEREST INCOME	7,513	4,843

INTEREST EXPENSE:
Deposits	2,915	1,412
Other borrowings	429	390

TOTAL INTEREST EXPENSE	3,344	1,802

NET INTEREST INCOME	4,169	3,041
PROVISION FOR LOAN LOSSES	330	84

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,839	2,957

NONINTEREST INCOME:
Service charges on deposit accounts	450	272
Other service charges, commissions and fees	204	175

TOTAL NONINTEREST INCOME	654	447

NONINTEREST EXPENSES:
Salaries and employee benefits	2,114	1,385
Occupancy and equipment expense	446	314
Other operating expenses	946	609

TOTAL NONINTEREST EXPENSES	3,506	2,308

INCOME BEFORE INCOME TAXES	987	1,096
INCOME TAXES	276	337

NET INCOME	$711	$759

EARNINGS PER SHARE—BASIC	$.24	$.32
EARNINGS PER SHARE—ASSUMING DILUTION	.23	.30
DIVIDENDS PER SHARE	.30	.16

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2006	$1,214	$13,221	$4,695	$(188)	$(464)	$18,478
Net earnings	—	—	759	—	—	759
2 for 1 stock split	1,188	(1,188)	—	—	—	—
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(108)	—	(108)
Adoption of SFAS 123R	—	4	—	—	—	4
Exercise of stock options	—	4	—	—	—	4
Cash dividend declared $.16 per share	—	—	(381)	—	—	(381)

Balance, March 31, 2006	$2,402	$12,041	$5,073	$(296)	$(464)	$18,756

Balance, January 1, 2007	2,885	22,345	7,629	(30)	(464)	32,365
Net earnings	—	—	711	—	—	711
Net change in Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	73	—	73
Other	—	2	—	—	—	2
Exercise of stock options	125	547	—	—	—	672
Cash dividend declared $.30 per share	—	—	(892)	—	—	(892)

Balance, March 31, 2007	$3,010	$22,894	$7,448	$43	$(464)	$32,931

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$711	$759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	341	140
Provision for loan losses	330	84
Increase in cash value of life insurance	(50)	(49)
Changes in:
Interest receivable	16	(40)
Loans held for sale	(2,532)	(366)
Interest payable	363	124
Other, net	(149)	(427)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(970)	225

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available for sale	6,471	6,624
Purchases of securities available-for-sale	(18,553)	(12,360)
Net increase in loans	(17,411)	(9,820)
Purchases of premises and equipment	(361)	(83)
Increase in other securities	(23)	(268)

NET CASH USED IN INVESTING ACTIVITIES	(29,877)	(15,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	34,208	17,060
Net decrease in borrowed funds	(913)	(306)
Dividend paid on common stock	(892)	(380)
Retirement of subordinated debentures	(7,217)	—
Exercise of stock options	672	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,858	16,374

NET INCREASE (DECREASE) IN CASH	(4,989)	692
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,187	28,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,198	$29,580

CASH PAYMENTS FOR INTEREST	$2,981	$1,678
CASH PAYMENTS FOR INCOME TAXES	517	746

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its’ wholly-owned subsidiary, The First, A National Banking Association.

At March 31, 2007, the Company had approximately $444.6 million in assets, $307.9 million in loans, $385.9 million in deposits, and $32.9 million in shareholders’ equity. For the three months ended March 31, 2007, the Company reported a net income of $711,000.

In the first quarter of 2006 and 2007, the Company declared and paid annual dividends of $.16 and $.30 per common share, respectively.

NOTE C — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$711,000	2,960,059	$.24

Effect of dilutive shares:
Stock options	—	84,462

Diluted per share	$711,000	3,044,521	$.23

	For the Three Months Ended March 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$759,000	2,375,158	$.32

Effect of dilutive shares:
Stock options	—	151,110

Diluted per share	$759,000	2,526,268	$.30

NOTE D — STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 5,283 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2007, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2007, the Company had 5,283 stock options not fully vested and there was $2,519 of total unrecognized compensation cost related to these non-vested options.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended March 31,
	2007	2006
Net Income	$711	$759
Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period	73	(108)

Comprehensive Income	$784	$651

Accumulated Comprehensive Income (Loss)	$43	$(296)

NOTE F — STOCK DIVIDEND

During the quarter ending March 31, 2006, the company declared a two-for-one split of the common stock to be effected in the form of a 100 percent common stock dividend. The ex-split date was March 16, 2006. All per share data for previous periods have been adjusted for the stock dividend.

ITEM NO. 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The First represents the primary asset of the Company. The First reported total assets of $443.3 million at March 31, 2007, compared to $416.5 million at December 31, 2006. Loans increased $20.0 million, or 7%, during the first three months of 2007. Deposits at March 31, 2007, totaled $387.0 million compared to $360.4 million at December 31, 2006. For the three month period ended March 31, 2007, The First reported net income of $874,000 compared to $865,000 for the three months ended March 31, 2006.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2007, The First had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside its immediate market areas.

At March 31, 2007, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$4,572
Past due 90 days or more and still accruing	592

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,893,000 at March 31, 2007. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $595,000 at March 31, 2007. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $14.2 million as of March 31, 2007. In addition, loans and investment securities repricing or maturing within one year or less exceed $182.2 million at March 31, 2007. Approximately $61.6 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.7 million at March 31, 2007.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at March 31, 2007, is $32.9 million, or approximately 7% of total assets. On November 21, 2006, the Company closed on a public offering of its common stock. As a result of this offering, 365,000 shares were sold at a price of $22.50 per share, with net proceeds of approximately $8.2 million. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2007, are as follows:

Tier 1 leverage	8.25%
Tier 1 risk-based	10.86%
Total risk-based	12.11%

On March 26, 2002, The First Bancshares Statutory Trust 1 (the Trust), a wholly-owned subsidiary trust of the Company, issued $7,000,000 of redeemable cumulative trust preferred securities. The Trust used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 3.60%. The debentures have a maturity of 30 years but are callable 5 years after issuance. These debentures were called on March 26, 2007.

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

RESULTS OF OPERATIONS

The Company had a net income of $711,000 for the three months ending March 31, 2007, compared with consolidated net income of $759,000 for the same period last year.

Net interest income increased to $4,169,000 from $3,041,000 for the first three months ending March 31, 2007, or an increase of 37% as compared to the same period in 2006. Earning assets through March 31, 2007, increased $131.9 million and interest-bearing liabilities also increased $110.9 million when compared to March 31, 2006, reflecting an increase of 46% and 47%, respectively.

Noninterest income for the three months ending March 31, 2007, was $654,000 compared to $447,000 for the same period in 2006, reflecting an increase of $207,000, or 46%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2007, totaled $450,000 compared to $272,000 for the same period in 2006.

The provision for loan losses was $330,000 in the first three months of 2007 compared with $84,000 for the same period in 2006. The allowance for loan losses of $4.2 million at March 31, 2007 (approximately 1.40% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1.2 million or 52% for the three months ended March 31, 2007, when compared with the same period in 2006. This increase is primarily due to the continued growth and the opening of our Bay St. Louis and our Gulfport, MS locations as well as the acquisition of First National Bank of Wiggins.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of March 31, 2007, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 but does not expect the impact to be significant.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.	RISK FACTORS

There are no material changes in the Corporation’s risk factors since December 31, 2006. Please refer to the Annual Report on Form 10-KSB of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed one report on Form 8-K during the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
May 11, 2007	David E. Johnson,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 11, 2007	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer