Form 10-Q
period 2007-06-30
FIRST BANCSHARES INC /MS/
filed 2007-08-13
CIK 947559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

ON June 30, 2007, 2,987,717 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES   ☐    NO  ☒

PART I—FINANCIAL INFORMATION

ITEM NO. 1.    FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ Amounts in Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$12,093	$9,743
Interest-bearing deposits with banks	267	672
Federal funds sold	46	8,772

Total cash and cash equivalents	12,406	19,187
Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	89,245	89,480
Other securities	2,302	2,317
Loans held for sale	5,679	3,945
Loans	342,887	283,930
Allowance for loan losses	(4,502)	(3,793)

LOANS, NET	338,385	280,137
Premises and equipment, net	11,064	9,953
Interest receivable	3,454	2,905
Cash surrender value	5,350	5,248
Other assets	5,700	4,584

	$473,598	$417,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$63,392	$58,652
Time, $100,000 or more	101,541	82,820
Interest-bearing	238,650	210,250

TOTAL DEPOSITS	403,583	351,722
Interest payable	780	1,021
Borrowed funds	31,865	20,827
Subordinated debentures	4,124	11,341
Other liabilities	110	493

TOTAL LIABILITIES	440,462	385,404

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 10,000,000 shares; 3,014,211 shares issued at June 30, 2007 and 2,884,902 shares issued at December 31, 2006	3,014	2,885
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at June 30, 2007 and December 31, 2006	(464)	(464)
Additional paid-in capital	22,920	22,345
Retained earnings	8,337	7,629
Accumulated other comprehensive income (loss)	(671)	(30)

TOTAL SHAREHOLDERS’ EQUITY	33,136	32,365

	$473,598	$417,769

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans, including fees	$7,024	$4,720	$13,212	$8,761
Securities:
Taxable	1,006	674	1,978	1,278
Tax exempt	174	48	329	98
Federal funds sold	15	106	213	255

TOTAL INTEREST INCOME	8,219	5,548	15,732	10,392
INTEREST EXPENSE:
Deposits	3,286	1,399	6,201	2,811
Other borrowings	317	615	746	1,005

TOTAL INTEREST EXPENSE	3,603	2,014	6,947	3,816

NET INTEREST INCOME	4,616	3,534	8,785	6,576
PROVISION FOR LOAN LOSSES	320	209	650	294

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,296	3,325	8,135	6,282

NONINTEREST INCOME:
Service charges on deposit accounts	446	320	896	592
Other service charges, commissions and fees	261	132	465	307
Gain on sale of properties	—	224	—	224

TOTAL NONINTEREST INCOME	707	676	1,361	1,123

NONINTEREST EXPENSES:
Salaries and employee benefits	2,236	1,553	4,350	2,938
Occupancy and equipment expense	498	308	944	622
Other operating expenses	816	801	1,762	1,409

TOTAL NONINTEREST EXPENSES	3,550	2,662	7,056	4,969

INCOME BEFORE INCOME TAXES	1,453	1,339	2,440	2,436
INCOME TAXES	341	351	617	688

NET INCOME	$1,112	$988	1,823	$1,748

EARNINGS PER SHARE—BASIC	$.37	$.42	$.61	$.74
EARNINGS PER SHARE—ASSUMING DILUTION	.36	.39	.60	.69
DIVIDENDS PER SHARE	.075	—	.375	.16

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2006	$1,214	$13,221	$4,695	$(188)	$(464)	$18,478
Net income	—	—	1,748	—	—	1,748
2 for 1 stock split	1,188	(1,188)	—	—	—	—
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	—	—	—	(425)	—	(425)
Adoption of SFAS 123R	—	4	—	—	—	4
Exercise of stock options	4	30	—	—	—	34
Cash dividend declared $.16 per share	—	—	(380)	—	—	(380)

Balance, June 30, 2006	$2,406	$12,067	$6,063	$(613)	$(464)	$19,459

Balance, January 1, 2007	$2,885	$22,345	$7,629	$(30)	$(464)	$32,365
Net income			1,823			1,823
Net change in unrealized gain (loss) on available- for-sale securities, net of tax				(641)		(641)
Adoption of SFAS 123R		2				2
Exercise of stock options	129	580				709
Other		(7)				(7)
Cash dividend declared $.375 per share			(1,115)			(1,115)

Balance, June 30, 2007	$3,014	$22,920	$8,337	(671)	$(464)	$33,136

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,823	$1,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	526	280
Provision for loan losses	650	294
Increase in cash value of life insurance	(102)	(96)
Changes in:
Interest receivable	(549)	(311)
Loans held for sale	(1,734)	(2,268)
Interest payable	(241)	213
Other, net	(1,605)	(1,227)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,232)	(1,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities Available-for-sale	19,106	15,741
Purchases of securities available-for-sale	(19,561)	(24,260)
Net increase in loans	(58,898)	(38,112)
Purchases of premises and equipment	(1,489)	(487)
Decrease in other securities	15	—

NET CASH USED IN INVESTING ACTIVITIES	(60,827)	(47,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	51,861	26,688
Net increase in borrowed funds	11,038	3,366
Dividend paid on common stock	(1,115)	(380)
Retirement of subordinated debentures	(7,217)	—
Issuance of Trust Preferred Securities	—	4,000
Exercise of stock options	709	38
Other	2	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,278	33,712

NET DECREASE IN CASH	(6,781)	(14,773)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,187	28,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,406	$14,115

CASH PAYMENTS FOR INTEREST	$7,188	$3,603
CASH PAYMENTS FOR INCOME TAXES	1,372	1,558

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At June 30, 2007, the Company had approximately $473.6 million in assets, $348.6 million in loans, $403.6 million in deposits, and $33.1 million in shareholders’ equity. For the six months ended June 30, 2007, the Company reported a net income of $1,823,000.

In the first quarter of 2006 and 2007, the Company declared and paid the 2005 and 2006 annual dividends of $.16 and $.30 per common share, respectively.

In the second quarter of 2007, the Company declared and paid a quarterly dividend of $.075 per common share for the first quarter, 2007.

NOTE C — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,112,000	2,986,160	$.37

Effect of dilutive shares:
Stock options	—	81,040

Diluted per share	$1,112,000	3,067,200	$.36

	For the Six Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,823,000	2,973,109	$.61

Effect of dilutive shares:
Stock options	—	81,040

Diluted per share	$1,823,000	3,054,149	$.60

NOTE D — STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 5,283 stock options were not fully vested and no stock options were granted during the three months ended June 30, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended June 30, 2007, are not materially different than if the Company had continued to account for share-based compensation under Opinion 25. As of June 30, 2007, the Company had 4,617 stock options not fully vested and there was $1,866 of total unrecognized compensation cost related to these non-vested options.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

($ Amounts in Thousands)

	Quarter Ended June 30,
	2007	2006
Net Income	$1,112	$988
Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period	(714)	(317)

Comprehensive Income	$398	$671

Accumulated Comprehensive Loss	$(671)	$(613)

Unrealized holding losses on securities during the period	$(714)	$(317)
Accumulated Other Comprehensive Income (loss) beginning of period	43	(296)

Accumulated Other Comprehensive Loss, end of period	(671)	(613)

	Six Months Ended June 30,
	2007	2006
Net Income	$1,823	$1,748
Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period	(641)	(425)

Comprehensive Income	$1,182	$1,323

Accumulated Comprehensive Loss	$(671)	$(613)

Unrealized holding losses on securities during the period	$(641)	$(425)
Accumulated Other Comprehensive Income (loss) beginning of period	(30)	(188)

Accumulated Other Comprehensive Loss, end of period	(671)	(613)

NOTE F — STOCK DIVIDEND

During the quarter ended March 31, 2006, the Company declared a two-for-one split of the common stock to be effected in the form of a 100 percent common stock dividend. The ex-split date was March 16, 2006. All per share data for previous periods have been adjusted for the effect of the stock dividend.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The First represents the primary asset of the Company. The First reported total assets of $472.9 million at June 30, 2007, compared to $416.5 million at December 31, 2006. Loans increased $60.7 million, or 21.1%, during the first six months of 2007. Deposits at June 30, 2007, totaled $405.0 million compared to $360.4 million at December 31, 2006. For the six month period ended June 30, 2007, The First reported net income of $2.05 million compared to $1.77 million for the six months ended June 30, 2006.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2007, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2007, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$3,718
Past due 90 days or more and still accruing	357

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,045,000 at June 30, 2007. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $1,567,000 at June 30, 2007. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $12.4 million as of June 30, 2007. In addition, loans and investment securities repricing or maturing within one year or less exceed $202 million at June 30, 2007. Approximately $61.4 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.1 million at June 30, 2007.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities that would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at June 30, 2007, is $33.1 million, or approximately 7% of total assets. On November 21, 2006, the Company closed on a public offering of its common stock. As a result of this offering, 365,000 shares were sold at a price of $22.50 per share, with net proceeds of approximately $8.2 million. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2007, are as follows:

Tier 1 leverage	8.03%
Tier 1 risk-based	9.87%
Total risk-based	11.08%

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

On July 27, 2007, The First Bancshares Statutory Trust 3 (the Trust 3), a wholly-owned subsidiary trust of the Company, issued $6,000,000 of redeemable cumulative trust preferred securities. The Trust 3 used the funds to acquire floating rate subordinated debentures from the Company. The debentures bear an interest rate of the 3-month LIBOR plus 1.40%. The debentures have a maturity of 30 years but are callable 5 years after issuance. The trust preferred securities qualify as Tier 1 capital up to 25% of other components of Tier 1 capital. In accordance with FIN 46, “Consolidation of Variable Interest Entities” the statutory trust is not included in the consolidated financial statements. Instead the subordinated debentures due to statutory trust are included in the consolidated liabilities of the Company.

RESULTS OF OPERATIONS

The Company had a net income of $1,112,000 for the three months ended June 30, 2007, compared with consolidated net income of $988,000 for the same period last year.

Net interest income increased to $4,616,000 from $3,534,000 for the three months ended June 30, 2007, or an increase of 30.6% as compared to the same period in 2006. Earning assets through June 30, 2007, increased $140.6 million and interest-bearing liabilities also increased $122.6 million when compared to June 30, 2006, reflecting an increase of 46.1% and 48.4%, respectively.

Noninterest income for the three months ended June 30, 2007, was $707,000 compared to $676,000 for the same period in 2006, reflecting an increase of $31,000 or 4.6%. Included in noninterest income are service charges on deposit accounts, which for the three months ended June 30, 2007, totaled $446,000 compared to $320,000 for the same period in 2006.

The provision for loan losses was $320,000 in the three months ended June 30, 2007, compared with $209,000 for the same period in 2006. The allowance for loan losses of $4.5 million at June 30, 2007 (approximately 1.31% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $.9 million or 33% for the three months ended June 30, 2007, when compared with the same period in 2006. This increase is primarily due to the continued growth and the opening of our Bay St. Louis and our Gulfport, MS locations as well as the acquisition of First National Bank of Wiggins.

ITEM NO.  3.    CONTROLS AND PROCEDURES

As of June 30, 2007, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157, but does not expect the impact to be significant.

PART II—OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.        RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2006. Please refer to the Annual Report on Form 10-KSB of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2007.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held May 24, 2007, the following proposals were approved:

Proposal No. 1:

The following individuals were elected to serve as Class III directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2010:

David W. Bomboy	M. Ray (Hoppy) Cole, Jr.
E. Ricky Gibson	Gerald Claiborne Patch
Fred A. McMurry	Peeler G. Lacey, M.D.

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
David W. Bomboy	2,031,306		7,719
E. Ricky Gibson	2,037,625		1,400
Fred A. McMurry	2,033,695		5,330
M. Ray (Hoppy) Cole, Jr.	2,037,625		1,400
Gerald Claiborne Patch	1,994,885		44,140
Peeler G. Lacey, M.D.	2,036,825		2,200

The terms of the Class I directors expire at the 2008 Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2009 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2010 Annual Shareholders Meeting. The directors and their classes are:

Class I	Class II	Class III
Perry E. Parker	Michael W. Chancellor	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole, Jr.
A. L. Smith	Charles R. Lightsey	Gerald C. Patch
Gregory H. Mitchell		Peeler G. Lacey, M.D.

Proposal No. 2 Ratification of Auditors

Set forth below is the number of votes cast for, against, or abstained, with respect to Ratification of Auditors:

For	Against	Abstain
2,033,225	1,400	4,400

Proposal No. 3 2007 Stock Incentive Plan

Set forth below is the number of votes cast for, against or abstained, with respect to the 2007 Stock Incentive Plan:

For	Against	Abstain
1,763,037	20,070	5,825

ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.        EXHIBITS

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed three reports on Form 8-K during the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

August 10, 2007	/s/ DAVID E. JOHNSON
(Date)	David E. Johnson,
Chief Executive Officer

/s/ DEEDEE LOWERY
August 10, 2007	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer