Form 10-Q
period 2007-09-30
FIRST BANCSHARES INC /MS/
filed 2007-11-13
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

(601) 268-8998

(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

ON SEPTEMBER 30, 2007, 2,987,884 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO   ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES☐    NO  ☒

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$8,935	$9,743
Interest-bearing deposits with banks	378	672
Federal funds sold	2,459	8,772

Total cash and cash equivalents	11,772	19,187

Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	85,129	89,480
Other securities	3,256	2,317
Loans held for sale	2,125	3,945
Loans	366,833	283,930
Allowance for loan losses	(3,964)	(3,793)

LOANS, NET	362,869	280,137

Premises and equipment	12,266	9,953
Interest receivable	3,531	2,905
Cash surrender value	5,406	5,248
Other assets	5,362	4,584

	$491,729	$417,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$63,663	$58,652
Time, $100,000 or more	96,544	82,820
Interest-bearing	232,636	210,250

TOTAL DEPOSITS	392,843	351,722

Interest payable	1,506	1,021
Borrowed funds	51,360	20,827
Subordinated debentures	10,310	11,341
Other liabilities	952	493

TOTAL LIABILITIES	456,971	385,404
SHAREHOLDERS' EQUITY:
Common stock, $1 par value, authorized 10,000,000 shares; 3,014,378 issued at September 30, 2007 and 2,884,902 issued at December 31, 2006	3,014	2,885
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Treasury stock, at cost, 26,494 shares at September 30, 2007 and December 31, 2006	(464)	(464)
Additional paid-in capital	22,922	22,345
Retained earnings	9,406	7,629
Accumulated other comprehensive income (loss)	(120)	(30)

TOTAL SHAREHOLDERS’ EQUITY	34,758	32,365

	$491,729	$417,769

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	(Unaudited) Three Months Ended September 30, ___________________		(Unaudited) Nine Months Ended September 30, ___________________
	2007	2006	2007	2006
INTEREST INCOME:
Loans, including fees	$7,817	$5,259	$21,029	$14,020
Securities:
Taxable	879	684	2,857	1,962
Tax exempt	205	59	534	157
Federal funds sold	8	77	221	332

TOTAL INTEREST INCOME	8,909	6,079	24,641	16,471
INTEREST EXPENSE:
Deposits	3,391	2,145	9,592	4,956
Other borrowings	596	237	1,342	1,242

TOTAL INTEREST EXPENSE	3,987	2,382	10,934	6,198

NET INTEREST INCOME	4,922	3,697	13,707	10,273
PROVISION FOR LOAN LOSSES	316	289	966	583

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,606	3,408	12,741	9,690
NONINTEREST INCOME:
Service charges on deposit accounts	484	340	1,380	932

Other service charges, commissions and fees	283	169	748	476
Gain on sale of properties	199	—	199	224

TOTAL NONINTEREST INCOME	966	509	2,327	1,632

NONINTEREST EXPENSES:
Salaries and employee benefits	2,289	1,702	6,639	4,640
Occupancy and equipment expense	512	517	1,456	1,139
Other operating expenses	982	645	2,744	2,054

TOTAL NONINTEREST EXPENSES	3,783	2,864	10,839	7,833

INCOME BEFORE INCOME TAXES	1,789	1,053	4,229	3,489

INCOME TAXES	496	322	1,113	1,010

NET INCOME	$1,293	$731	$3,116	$2,479

EARNINGS PER SHARE—BASIC	$.43	$.31	$1.05	$1.05
EARNINGS PER SHARE—ASSUMING DILUTION	$.42	$.29	$1.02	$.98
DIVIDENDS PER SHARE	$.075	$—	$.45	$.16

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance,
January 1, 2006	$1,214	$13,221	$4,695	$(188)	$(464)	$18,478
Net income	—	—	2,479	—	—	2,479
2 for 1 stock split	1,188	(1,188)	—	—	—	—
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	—	—	—	58	—	58
2005 options granted	—	8	—	—	—	8
Exercise of stock options	4	30	—	—	—	34
Cash dividend declared $.16 per share	—	—	(380)	—	—	(380)

Balance, Sept. 30, 2006	$2,406	$12,071	$6,794	$(130)	$(464)	$20,677

Balance, January 1, 2007	$2,885	$22,345	$7,629	$(30)	$(464)	$32,365
Net income
Net change in unrealized gain (loss) on available- for-sale securities,			3,116			3,116
net of tax	—	—	—	(90)	—	(90)
Adoption of SFAS 123R	—	2	—	—	—	2
Exercise of stock options	129	575	—	—	—	704
Cash dividend declared $.45 per share	—	—	(1,339)	—	—	(1,339)

Balance, Sept. 30, 2007	$3,014	$22,922	$9,406	$(120)	$(464)	$34,758

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,116	$2,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576	426
Provision for loan losses	966	583
Gain on sale of properties	(199)	(224)
Increase in cash value of life insurance	(158)	(147)
Changes in:
Interest receivable	(626)	(551)
Loans held for sale	1,820	(1,775)
Interest payable	485	420
Other, net	(607)	(1,126)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,373	85

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	25,387	20,136
Purchases of securities available-for-sale	(21,732)	(33,094)
Net increase in loans	(83,575)	(49,040)
Purchases of premises and equipment	(2,889)	(622)

NET CASH USED IN INVESTING ACTIVITIES	(82,809)	(62,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	41,121	60,252
Net increase in borrowed funds	30,533	906
Dividends paid on common stock	(1,339)	(380)
Retirement of Subordinated Debentures	(7,000)	—
Issuance of Trust Preferred Securities	6,000	4,000
Exercise of Stock Options	704	34
Other	2	8

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,021	64,820

NET INCREASE (DECREASE) IN CASH	(7,415)	2,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,187	28,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,772	$31,173

CASH PAYMENTS FOR INTEREST	$10,449	$5,778
CASH PAYMENTS FOR INCOME TAXES	1,857	1,831

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

NOTE B—SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At September 30, 2007, the Company had approximately $491.7 million in assets, $369.0 million in loans, $392.8 million in deposits, and $34.8 million in shareholders' equity. For the nine months ended September 30, 2007, the Company reported a net income of $3.1 million.

In the first quarter of 2006 and 2007, the Company declared and paid the 2005 and 2006 annual dividends of $.16 and $.30 per common share, respectively.

In each of the second and third quarters of 2007, the Company declared and paid a quarterly dividend of $.075 per share, for the first and second quarters, respectively.

NOTE C—EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,293,000	2,987,828	$.43

Effect of dilutive shares:
Stock options	—	77,751

Diluted per share	$1,293,000	3,065,579	$.42

	For the Nine Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$3,116,000	2,978,016	$1.05

Effect of dilutive shares:
Stock options	—	77,751

Diluted per share	$3,116,000	3,055,767	$1.02

	For the Three Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$731,000	2,379,630	$.31

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$731,000	2,538,209	$.29

	For the Nine Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$2,479,000	2,377,802	$1.05

Effect of dilutive shares:
Stock options	—	158,579

Diluted per share	$2,479,000	2,536,381	$.98

NOTE D—STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 5,283 stock options were not fully vested and no stock options were granted during the three months ended September 30, 2007 or the nine months ended September 30, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended September 30, 2007 and the nine months ended September 30, 2007, are not materially different than if it had continued to account for share-based compensation under Opinion 25. As of September 30, 2007, the Company had 1,809 stock options not fully vested and there was $1,866 of total unrecognized compensation cost related to these non-vested options.

NOTE E—COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Condensed Consolidated Statements of Income:

($ Amounts in Thousands)

	Quarter Ended September 30,
	2007	2006
Net Income	$1,293	$731

Other Comprehensive Income(Loss), net of tax:
Unrealized holding gains on securities during the period	551	483

Comprehensive Income	$1,844	$1,214

Accumulated Other Comprehensive Income (Loss)	$(120)	$(130)

Unrealized holding gains on securities during the period	$551	$483
Accumulated Other Comprehensive Income (Loss), beginning of period	(671)	(613)

Accumulated Other Comprehensive Income (Loss), end of period	(120)	(130)

	Nine Months Ended September 30,
	2007	2006
Net Income	$3,116	$2,479

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) on securities during the period, net of taxes	(90)	58

Comprehensive Income	$3,026	$2,537

Accumulated Other Comprehensive Income (Loss)	$(120)	$(130)

Unrealized holding gains (losses) on securities during the period	$(90)	$58
Accumulated Other Comprehensive Income (Loss), beginning of period	(30)	(188)

Accumulated Other Comprehensive Income (Loss), end of period	(120)	(130)

NOTE F—STOCK DIVIDEND

During the quarter ended March 31, 2006, the Company declared a two-for-one split of the Common Stock to be effected in the form of a 100 percent common stock dividend. The ex-split date was March 16, 2006. All per share data for previous periods have been adjusted for the stock dividend.

ITEM NO. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in the Company's most recently filed 10-KSB.

The First represents the primary asset of the Company. The First reported total assets of $490.8 million at September 30, 2007, compared to $416.5 million at December 31, 2006. Loans increased $81.1 million, or 28. 2%, during the first nine months of 2007. Deposits at September 30, 2007, totaled $394.3 million compared to $360.4 million at December 31, 2006. For the nine month period ended September 30, 2007, The First reported net income of $3.2 million compared to $2.7 million for the nine months ended September 30, 2006.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2007, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2007, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$2,787
Past due 90 days or more and still accruing	709

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $1,685,000 at September 30, 2007. Any other real estate owned is carried at the lower of cost or fair value, determined by an appraisal. Other real estate owned totaled $1,070,000 at September 30, 2007. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $11.8 million as of September 30, 2007. In addition, loans and investment securities repricing or maturing within one year or less exceeded $215 million at September 30, 2007. Approximately $50.8 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.2 million at September 30, 2007.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way. In addition, The First is not aware of any recommendations by any regulatory authorities which would have a material effect on its liquidity, capital resources or results of operations.

Total consolidated equity capital at September 30, 2007, is $34.8 million, or approximately 7% of total assets. On November 21, 2006, the Company closed on a public offering of its common stock. As a result of this offering, 365,000 shares were sold at a price of $22.50 per share, with net proceeds of approximately $8.2 million. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of September 30, 2007, are as follows:

Tier 1 leverage	9.16%
Tier 1 risk-based	11.42%
Total risk-based	12.45%

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

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $1,293,000 for the three months ended September 30, 2007, compared with consolidated net income of $731,000 for the same period last year.

Net interest income increased to $4.9 million from $3.7 million for the three months ended September 30, 2007, or an increase of 33% as compared to the same period in 2006. Earning assets through September 30, 2007, increased $19.7 million and interest-bearing liabilities also increased $14.7 million when compared to June 30, 2007, reflecting increases of 4.4% and 3.9%, respectively.

Noninterest income for the three months ended September 30, 2007, was $966,000 compared to $509,000 for the same period in 2006, reflecting an increase of $457,000 or 89.8%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2007, totaled $484,000 compared to $340,000 for the same period in 2006. Also included in noninterest income is a gain on the sale of property, which for the three months ended September 30, 2007, totaled $199,000.

The provision for loan losses was $316,000 for the three months in 2007 compared with $289,000 for the same period in 2006.

Non interest expense increased by $919,000 or 32.1% for the three months ended September 30, 2007, when compared with the same period in 2006. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $3,116,000 for the nine months ending September 30, 2007, compared with consolidated net income of $2,479,000 for the same period last year.

Net interest income increased to $13,707,000 from $10,273,000 for the first nine months ending September 30, 2007, or an increase of 33.4% as compared to the same period in 2006. Earning assets through September 30, 2007, increased $133.5 million and interest-bearing liabilities also increased $113.3 million when compared to September 30, 2006, reflecting increases of 40.3% and 40.8%, respectively.

Noninterest income for the nine months ended September 30, 2007, was $2,327,000 compared to $1,632,000 for the same period in 2006, reflecting an increase of $695,000 or 42.6%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2007, totaled $1,380,000, compared to $932,000 for the same period in 2006.

The provision for loan losses was $966,000 in the first nine months of 2007 compared with $583,000 for the same period in 2006. The allowance for loan losses of $4.0 million at September 30, 2007 (approximately 1.08% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $3.0 million or 38.4% for the nine months ended September 30, 2007, when compared with the same period in 2006. The increase is primarily due to the continued growth and the related services being offered.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of September 30, 2007, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under periods specified in SEC rules and forms is approximately disclosed.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. If SFAS No. 159 is adopted, its impact, if any, on the financial statements of the Company is yet to be determined.

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

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB. EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits. The Company is currently assessing the financial impact of adopting EITF 06-4.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 8, 2007 The First Bancshares, Inc. (the "Company") and its subsidiary, The First, A National Banking Association (the "Bank") were formally named as defendants and served with a First Amended Complaint in litigation styled Nick D. Welch v. Oak Grove Land Company, Inc., Fred McMurry, David E. Johnson, J. Douglas Seidenburg, The First, a National Banking Association, The First Bancshares, Inc., and John Does 1 through 10, Civil Action No. 2006-236-CV4, pending in the Circuit Court of Jones County, Mississippi, Second Judicial District (the “First Amended Complaint”).

The allegations by Welch against the Company and the Bank include counts of 1) Intentional Misrepresentation and Omission; 2) Negligent Misrepresentation and/or Omission; 3) Breach of Fiduciary Duty; 4) Breach of Duty of Good Faith and Fair Dealing; and 5) Civil Conspiracy. The First Amended Complaint served by Welch on October 8, 2007 added the Company and the Bank as defendants in this ongoing litigation. The First Amended Complaint seeks damages from all the defendants, including $2,420,775.00, annual dividends for the year 2006 in the amount of $.30 per share, punitive damages, and attorneys' fees and costs, and is more fully described in Form 8-K filed by the Company on October 10, 2007. Each of the Company and the Bank deny any liability to Welch, and they intend to defend vigorously against this lawsuit.

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2006. Please refer to the Annual Report on Form 10-KSB of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed two reports on form 8-K during the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

November 12, 2007	/s/ David E. Johnson
(Date)	David E. Johnson,
Chief Executive Officer

November 12, 2007	/s/ Dee Dee Lowery
(Date)	Dee Dee Lowery
Executive Vice President and Chief Financial Officer