Form 10-K
period 2007-12-31
FIRST BANCSHARES INC /MS/
filed 2008-03-28
CIK 947559

                                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549

                                                         FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                                            OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                                               Commission file no. 33-94288

                                                THE FIRST BANCSHARES, INC.
                                    --------------------------------------------------
                                  (Exact name of registrant as specified in its charter)

                 Mississippi                                                        64-0862173
-------------------------------------------------              ----------------------------------------------------------
         (State or Other Jurisdiction of                              (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                     39402
-------------------------------------------------             -----------------------------------------------------------
     (Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                                ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                        Name of Each Exchange on
             Title of EacClass                                              Which Registered
             -----------------                                          ------------------------

         Common Stock, $1.00 par value                                   NASDAQ Stock Market, LLC
--------------------------------------------------             ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes                        No      X
   -----------               ------------

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d)
of the Act.

Yes                      No        X
   -----------               ------------

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Indicate by check mark whether  the registrant  (1) has filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                 No
   -----------               ------------

         Indicate by check mark  if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [ X ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).      Yes [  ]      No  [ X ]

         Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer      Smaller reporting company   X
                        ----                   ----                        ----                           -----

         Based on the price at which the registrant's Common Stock was last sold at June 29, 2007, at that date, the aggregate market value of  the registrant's  Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") was
$55,606,023.

         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  2,989,401 on March 25, 2008.

                                            DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report:
Proxy Statement dated April 17, 2008, and the Annual Report to the Stockholders for the year ended December 31, 2007.

                                                 THE FIRST BANCSHARES, INC.
                                                         FORM 10-K
                                                     TABLE OF CONTENTS
                                                                                                                 Page

                                                               PART I

                                                         PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

                                                         PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................16
ITEM 11.       EXECUTIVE COMPENSATION.........................................................................16
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
               STOCKHOLDER MATTERS............................................................................17
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................17
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................17

                                                              PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................17

THE FIRST BANCSHARES, INC.
FORM 10-K

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

ITEM 1.   BUSINESS.

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a holding company for The First, A National Banking Association (“The First”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins, and one in Gulfport, Mississippi. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 3318 Hardy Street in Hattiesburg, a fifth location at Hwy 15 North in Laurel, a sixth location at Hwy 43 South in Picayune, a seventh location at Jackson Avenue in Pascagoula, an eighth location at Hwy 90 in Bay St. Louis, a ninth location at Border Ave. in Wiggins and a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timer, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis office serves the City of Bay St. Louis and the surrounding area of Hancock County, Mississippi. Bay St. Louis can be reached via U.S. Highway 90. Major employers in the Hancock area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the City of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. Wiggins can be reached via U. S. Highway 49. The Gulfport office serves the City of Gulfport and the surrounding area of Harrison County, Mississippi. Gulfport can be reached via U.S. Highway 49. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos.

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

Employees

As of March 25, 2008 the Company had 171 full-time employees and 13 part-time employees.

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

ITEM 1A.    RISK FACTORS.

Making or continuing an investment in securities, including The First Bancshares’ Common Stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on First Bancshares. Additional risks and uncertainties also could adversely affect First Bancshares’ business and results of operations. If any of the following risks actually occur, First Bancshares’ business, financial condition or results of operations could be affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause First Bancshares’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of First Bancshares .

First Bancshares may be vulnerable to certain sectors of the economy.

A portion of First Bancshares’ loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals. First Bancshares’ ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

General economic conditions in the areas where First Bancshares’ operations or loans are concentrated may adversely affect our customers ’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets served by First Bancshares in the state of Mississippi may affect the ability of First Bancshares’ customers to meet loan payments obligations on a timely basis. The local economic conditions in these areas have a significant impact on First Bancshares’ commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of First Bancshares’ market areas could negatively impact the financial results of First Bancshares’ banking operations and its profitability. Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on First Bancshares’ liquidity.

First Bancshares is subject to a risk of rapid and significant changes in market interest rates.

First Bancshares’ assets and liabilities are primarily monetary in nature, and as a result First Bancshares is subject to significant risks tied to changes in interest rates. First Bancshares’ ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause First Bancshares’ net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of First Bancshares’ assets and liabilities.

At present First Bancshares’ one-year interest rate sensitivity position is slightly asset sensitive, but a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, First Bancshares’ results of operations are affected by changes in interest rates and First Bancshares’ ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in First Bancshares’ interest rate spread.

Certain changes in interest rates, inflation, or the financial markets could affect demand for First Bancshares’ products and First Bancshares ’ ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within First Bancshares’ securities portfolio lowering interest earnings from those investments. An unanticipated increase in inflation could cause First Bancshares’ operating costs related to salaries & benefits, technology, & supplies to increase at a faster pace than revenues.

The fair market value of First Bancshares’ securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect First Bancshares’ profitability.

The results of operations of First Bancshares are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or First Bancshares’ business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect First Bancshares’ ability to operate

First Bancshares’ market areas are susceptible to natural disasters such as hurricanes. Natural disasters can disrupt First Bancshares’ operations, result in damage to properties and negatively affect the local economies in which First Bancshares operates. First Bancshares cannot predict whether or to what extent damage caused by future hurricanes will affect First Bancshares’ operations or the economies in First Bancshares’ market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect First Bancshares’ earnings.

First Bancshares as lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on First Bancshares’ operating results. First Bancshares’ credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. First Bancshares’ credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within First Bancshares’ local markets.

First Bancshares makes various assumptions and judgments about the collectibility of its loan portfolio and provide an allowance for estimated loan losses based on a number of factors. First Bancshares believes that its current allowance for loan losses is adequate. However, if First Bancshares’ assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. First Bancshares may have to increase its allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of First Bancshares’ loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

First Bancshares may need to rely on the financial markets to provide needed capital

First Bancshares’ Common Stock is listed and traded on the NASDAQ stock market. Although First Bancshares anticipates that its capital resources will be adequate for the foreseeable future to meet its capital requirements, at times First Bancshares may depend on the liquidity of the NASDAQ stock market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, First Bancshares may be constrained in raising capital. First Bancshares maintains a consistent analyst following; therefore, downgrades in First Bancshares’ prospects by an analyst(s) may cause First Bancshares’ Common Stock price to fall and significantly limit First Bancshares’ ability to access the markets for additional capital requirements. Should these risks materialize, First Bancshares’ ability to further expand its operations through internal growth may be limited.

First Bancshares is subject to regulation by various Federal and State entities

First Bancshares is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the OCC. New regulations issued by these agencies may adversely affect First Bancshares’ ability to carry on its business activities. First Bancshares is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect First Bancshares’ operations.

First Bancshares is also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of First Bancshares and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and First Bancshares cannot be assured that such modifications or changes will not adversely affect First Bancshares.

First Bancshares engages in acquisitions of other businesses from time to time.

On occasion, First Bancshares will engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that First Bancshares is aware of, that could result in unexpected costs.

First Bancshares is subject to industry competition which may have an impact upon its success.

The profitability of First Bancshares depends on its ability to compete successfully. First Bancshares operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than First Bancshares does. First Bancshares faces competition in its regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of First Bancshares’ nonbank competitors are not subject to the same extensive regulations that govern First Bancshares or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. First Bancshares’ future success may depend, in part, on its ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in First Bancshares’ operations.

Future issuances of additional securities could result in dilution of shareholders’ ownership.

First Bancshares may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, First Bancshares may issue stock options or other stock grants to retain and motivate First Bancshares’ employees. Such issuances of Company securities will dilute the ownership interests of First Bancshares’ shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and First Bancshares’ articles of incorporation may make it more difficult for someone to acquire control of First Bancshares. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including First Bancshares’ shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in First Bancshares’ articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in First Bancshares’ articles of incorporation could result in First Bancshares being less attractive to a potential acquiror.

Securities issued by First Bancshares, including First Bancshares’ Common Stock, are not FDIC insured.

Securities issued by First Bancshares, including First Bancshares’ Common Stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.    PROPERTIES.

The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 15 North in the city of Laurel, Mississippi, one on Highway 589 in the city of Purvis, Mississippi, which is in Lamar County, a fourth office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fifth office located at 3318 Hardy Street in Hattiesburg, which will be closing on April 11, 2008 and reopening in an 11,700 square foot building located at 110 S. 40th Ave., Hattiesburg, MS, on April 14, 2008, a sixth office located on Hwy 43 South, Picayune, MS in a 3,800 sq. ft. facility , a seventh office located at 1126 Jackson Ave in Pascagoula, MS, an eighth office located at Hwy 90 in Bay St. Louis, MS, a ninth location on Border Ave. in Wiggins, MS, as well as a tenth location located at Hwy 49 and O’Neal Rd. in Gulfport, MS.

The Company believes that the Bank’s facilities will adequately serve their needs.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time the Company and/or the Bank may be named as defendants in various lawsuits arising out of the normal course of business. On October 8, 2007 The First Bancshares, Inc. (the “Company”) and its subsidiary, The First, A National Banking Association (the “Bank”) were formally named as defendants and served with a First Amended Complaint in litigation styled Nick D. Welch v. Oak Grove Land Company, Inc., Fred McMurry, David E. Johnson, J. Douglas Seidenburg, The First, a National Banking Association, The First Bancshares, Inc., and John Does 1 through 10, Civil Action No. 2006-236-CV4, pending in the Circuit Court of Jones County, Mississippi, Second Judicial District (the “First Amended Complaint”).

The allegations by Welch against the Company and the Bank include counts of 1) Intentional Misrepresentation and Omission; 2) Negligent Misrepresentation and/or Omission; 3) Breach of Fiduciary Duty; 4) Breach of Duty of Good Faith and Fair Dealing; and 5) Civil Conspiracy. The First Amended Complaint served by Welch on October 8, 2007 added the Company and the Bank as defendants in this ongoing litigation. The First Amended Complaint seeks damages from all the defendants, including $2,420,775.00, annual dividends for the year 2006 in the amount of $.30 per share, punitive damages, and attorneys’ fees and costs, and is more fully described in Form 8-K filed by the Company on October 10, 2007. Each of the Company and the Bank deny any liability to Welch, and they intend to defend vigorously against this lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASES OF EQUITY SECURITIES.

In response to this Item, the information contained on page 53 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

In response to this Item, the information contained on page 7 of Management’s Discussion and Analysis for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.

In response to this Item, the information contained on pages 6 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 25 through 52 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2007, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

                                     The First Bancshares, Inc.
                Management’s Report on Internal Control Over Financial Reporting

Management of The First Bancshares, Inc. and subsidiary (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2007.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations, however, are known features of the financial reporting process. It is possible, therefore, to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ David E. Johnson                                        /s/ Dee Dee Lowery
-----------------------------------                        -------------------------------------------
Chairman of the Board and CEO                               Executive VP and Chief Financial Officer
March 28, 2008                                              March 28, 2008
ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company’s internet website at www.thefirstbank.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 22, 2008, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

         13                The Company's 2007 Annual Report

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

                                                              THE FIRST BANCSHARES, INC.

Date: March 28, 2008                                          By:   /s/ David E. Johnson
                                                                  -------------------------------------------------------
                                                                    David E. Johnson
                                                                    Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008                                          By:   /s/ Dee Dee Lowery
                                                                  -------------------------------------------------------
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

SIGNATURES                                           CAPACITIES                             DATE
----------                                           ----------                             ----

/s/ David W. Bomboy                                  Director                                March 28, 2008
-------------------------------------

/s/ Michael Chancellor                               Director                                March 28, 2008
-------------------------------------

/s/ M. Ray "Hoppy" Cole, Jr.                         President and                           March 28, 2008
-------------------------------------                Director

/s/ E. Ricky Gibson                                  Director                                March 28, 2008
-------------------------------------

/s/ Peeler G. Lacey, M.D.                            Director                                March 28, 2008
-------------------------------------

/s/ Charles R. Lightsey                              Director                                March 28, 2008
-------------------------------------

/s/ Fred A. McMurry                                  Director                                March 28 , 2008
-------------------------------------

/s/ Gregory M. Mitchell                              Director                                March 28 , 2008
-------------------------------------

/s/ Ted Parker                                       Director                                March 28, 2008
-------------------------------------

/s/ Gerald C. Patch                                  Director                                March 28, 2008
-------------------------------------

/s/ J. Douglas Seidenburg                            Director                                March 28, 2008
-------------------------------------                Vice-Chairman

/s/ Ralph T. Simmons                                 Director                                March 28, 2008
-------------------------------------

/s/ A. L. Smith                                      Director                                March 28, 2008
-------------------------------------

 /s/ Dennis Pierce                                   Director                                March 28 ,2008
-------------------------------------

 /s/ Andrew D. Stetelman                             Director                                March 28, 2008
-------------------------------------

 /s/ David E. Johnson                                Chairman, CEO                           March 28, 2008
-------------------------------------                Director (Principal
                                                     Executive Officer)

 /s/ Dee Dee Lowery                                  Executive VP & Chief Financial          March 28, 2008
-------------------------------------                Officer (Principal Financial
                                                     and Accounting Officer)