Form 10-K/A
period 2007-12-31
FIRST BANCSHARES INC /MS/
filed 2008-05-13
CIK 947559

                                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549

                                                         FORM 10-K/A
                                                       AMENDMENT NO. 1

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

                                            DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report:
Proxy Statement dated April 17, 2008, and the Annual Report to the Stockholders for the year ended December 31, 2007.

                                                 EXPLANATORY NOTE

      The First Bancshares, Inc. (the "Company") filed its Annual Report on Form 10-K for the year ended
December 31, 2007 on March 28, 2008 (the "Original Filing"). The Company is filing this Amendment No. 1 on Form
10-K/A (this "Amendment") solely to amend the table under the heading "Per Share Amounts" located at Note B, section 17 of Exhibit 13 to the Original Filing.  The table is being amended to change the value ".25" located under the third column to read "1.25," as the digit "1" was inadvertently omitted from the Original Filing.  The table was correct in the Annual Report distributed to shareholders.  No revisions have been made to the Company's financial statements or any other disclosure contained in the Original Filing.

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text included in Exhibit 13 to the Original Filing and new certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Those sections or exhibits of the Original Filing that are unaffected by this
Amendment are not included herein.

      This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.
Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the
Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are furnished (or incorporated by reference):

   Exhibit Number          Description
   --------------          -----------

         13                The Company's 2007 Annual Report

         31                Rule 13a-14(a)/15d-14(a) Certifications

                                                        SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date: May 9, 2008                                             By:   /s/ David E. Johnson
                                                                  -------------------------------------------------------
                                                                    David E. Johnson
                                                                    Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008                                             By:   /s/ Dee Dee Lowery
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

SIGNATURES                                           CAPACITIES                             DATE
----------                                           ----------                             ----

 /s/ David E. Johnson                                Chairman, CEO                           May 9, 2008
-------------------------------------                Director (Principal
                                                     Executive Officer)

 /s/ Dee Dee Lowery                                  Executive VP & Chief Financial          May 9, 2008
-------------------------------------                Officer (Principal Financial
                                                     and Accounting Officer)