Form 10-Q
period 2008-03-31
FIRST BANCSHARES INC /MS/
filed 2008-05-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

ON MARCH 31, 2008, 2,989,401 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$13,666	$10,890
Interest-bearing deposits with banks	391	228
Federal funds sold	39,180	223

Total cash and cash equivalents	53,237	11,341

Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	86,981	84,319
Other securities	2,743	2,720
Loans held for sale	4,494	5,664
Loans	361,031	365,559
Allowance for loan losses	(4,431)	(4,221)

LOANS, NET	356,600	361,338

Premises and equipment	15,913	15,622
Interest receivable	3,022	3,539
Cash surrender value	5,498	5,462
Goodwill	702	702
Other assets	3,683	5,336

	$532,886	$496,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$60,350	$55,349
Time, $100,000 or more	97,271	104,454
Interest-bearing	274,245	226,364

TOTAL DEPOSITS	431,866	386,167

Interest payable	1,380	1,285
Borrowed funds	49,720	60,773
Subordinated debentures	10,310	10,310
Other liabilities	2,125	1,241

TOTAL LIABILITIES	495,401	459,776

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value. Authorized 10,000,000 shares; 3,015,895 shares issued at March 31, 2008 and 3,015,045 shares issued at December 31, 2007	3,016	3,015
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at March 31, 2008 and December 31, 2007	(464)	(464)
Additional paid-in capital	22,937	22,929
Retained earnings	10,872	10,306
Accumulated other comprehensive income	1,124	494

TOTAL SHAREHOLDERS’ EQUITY	37,485	36,280

	$532,886	$496,056

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

	(Unaudited) Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Loans, including fees	$7,530	$6,188
Securities:
Taxable	833	972
Tax exempt	198	155
Federal funds sold	121	198

TOTAL INTEREST INCOME	8,682	7,513

INTEREST EXPENSE:
Deposits	3,285	2,915
Other borrowings	705	429

TOTAL INTEREST EXPENSE	3,990	3,344

NET INTEREST INCOME	4,692	4,169
PROVISION FOR LOAN LOSSES	366	330

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,326	3,839

NONINTEREST INCOME:
Service charges on deposit accounts	510	450
Other service charges, commissions and fees	252	204

TOTAL NONINTEREST INCOME	762	654

NONINTEREST EXPENSES:
Salaries and employee benefits	2,427	2,114
Occupancy and equipment expense	490	446
Other operating expenses	1,046	946

TOTAL NONINTEREST EXPENSES	3,963	3,506

INCOME BEFORE INCOME TAXES	1,125	987

INCOME TAXES	335	276

NET INCOME	$790	$711

EARNINGS PER SHARE - BASIC	$.26	$.24
EARNINGS PER SHARE - ASSUMING DILUTION	.26	.23
DIVIDENDS PER SHARE	.075	.30

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance,
January 1, 2007	2,885	22,345	7,629	(30)	(464)	32,365
Net earnings	—	—	711	—	—	711
Net change in Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	73	—	73
Other	—	2	—	—	—	2
Exercise of stock options	125	547	—	—	—	672
Cash dividend declared $.30 per share	—	—	(892)	—	—	(892)

Balance,
March 31, 2007	$3,010	$22,894	$7,448	$43	$(464)	$32,931

Balance,
January 1, 2008	3,015	22,929	10,306	494	(464)	36,280
Net earnings	—	—	790	—	—	790
Net change in Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	630	—	630
Other	—	2	—	—	—	2
Exercise of stock options	1	6	—	—	—	7
Cash dividend declared $.075 per share	—	—	(224)	—	—	(224)

Balance,
March 31, 2008	$3,016	$22,937	$10,872	$1,124	$(464)	$37,485

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$790	$711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	320	341
Provision for loan losses	366	330
Increase in cash value of life insurance	(36)	(50)
Changes in:
Interest receivable	517	16
Loans held for sale	1,170	(2,532)
Interest payable	95	363
Other, net	2,415	(149)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,637	(970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	7,340	6,471
Purchases of securities available-for-sale	(9,370)	(18,553)
Net (increase) decrease in loans	4,372	(17,411)
Purchases of premises and equipment	(489)	(361)
Increase in other securities	(23)	(23)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,830	(29,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	45,699	34,208
Net decrease in borrowed funds	(11,053)	(913)
Dividend paid on common stock	(224)	(892)
Retirement of subordinated debentures	—	(7,217)
Exercise of stock options	7	672

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,429	25,858

NET INCREASE (DECREASE) IN CASH	41,896	(4,989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,341	19,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,237	$14,198

CASH PAYMENTS FOR INTEREST	$3,895	$2,981
CASH PAYMENTS FOR INCOME TAXES	566	517

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE B - SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At March 31, 2008, the Company had approximately $532.9 million in assets, $365.5 million in loans, $431.9 million in deposits, and $37.5 million in shareholders’ equity. For the three months ended March 31, 2008, the Company reported a net income of $790,000.

In the first quarter of 2007 the Company declared and paid an annual dividend of $.30 per common share.

In the first quarter of 2008 the Company declared and paid a quarterly dividend of $.075 per common share.

NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$790,000	2,989,259	$.26

Effect of dilutive shares:
Stock options		74,390

Diluted per share	$790,000	3,063,649	$.26

	For the Three Months Ended March 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$711,000	2,960,059	$.24

Effect of dilutive shares:
Stock options	—	84,462

Diluted per share	$711,000	3,044,521	$.23

NOTE D - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of March 31, 2008, only 2,308 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2008.

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended March 31,
	2008	2007
Net Income	$790	$711

Other Comprehensive Income, net of tax:
Unrealized holding gains on securities during the period	630	73

Comprehensive Income	$1,420	$784

Accumulated Other Comprehensive Income	$1,124	$43

ITEM NO. 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The First represents the primary asset of the Company. The First reported total assets of $531.6 million at March 31, 2008, compared to $494.6 million at December 31, 2007. Loans decreased $5.7 million, or 1.5%, during the first three months of 2008. Deposits at March 31, 2008, totaled $432.9 million compared to $387.1 million at December 31, 2007. For the three month period ended March 31, 2008, The First reported net income of $913,000 compared to $874,000 for the three months ended March 31, 2007.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2008, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2008, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$3,795
Past due 90 days or more and still accruing	344

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,408,000 at March 31, 2008. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $1,402,000 at March 31, 2008. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had no restructured loans at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $53.2 million as of March 31, 2008. In addition, loans and investment securities repricing or maturing within one year or less exceed $206.0 million at March 31, 2008. Approximately $50.8 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.3 million at March 31, 2008.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at March 31, 2008, is $37.5 million, or approximately 7% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2008, were as follows:

Tier 1 leverage	8.91%
Tier 1 risk-based	11.58%
Total risk-based	12.71%

The Company issued $7,217,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust I, a Connecticut business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $7,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. These debentures were called on March 26, 2007. On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2011, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2012, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51,” the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS

The Company had a net income of $790,000 for the three months ended March 31, 2008, compared with consolidated net income of $711,000 for the same period in 2007.

Net interest income increased to $4,692,000 from $4,169,000 for the first three months ended March 31, 2008, or an increase of 12.5% as compared to the same period in 2007. Earning assets through March 31, 2008, increased $78.9 million and interest-bearing liabilities also increased $86.2 million when compared to March 31, 2007, reflecting an increase of 19% and 25%, respectively.

Noninterest income for the three months ended March 31, 2008, was $762,000 compared to $654,000 for the same period in 2007, reflecting an increase of $108,000, or 16.5%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2008, totaled $490,000 compared to $450,000 for the same period in 2007.

The provision for loan losses was $366,000 in the first three months of 2008 compared with $330,000 for the same period in 2007. The allowance for loan losses of $4.4 million at March 31, 2008 (approximately 1.21% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $457,000 or 13% for the three months ended March 31, 2008, when compared with the same period in 2007. This increase is primarily due to the continued growth and the opening of our Gulfport, MS location.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of March 31, 2008, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have not adopted the provisions of SFAS No. 159 with regard to any assets or liabilities as of March 31, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 as of January 1, 2008, however, there was no significant impact on the consolidated financial statements.

Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company has reviewed its arrangements and determined that the EITF 06-4 was not applicable.

PART II — OTHER INFORMATION

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

There are no material changes in the Company’s risk factors since December 31, 2007. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed two reports on Form 8-K during the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
May 13,2008	David E. Johnson,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 13, 2008	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer