Form 10-Q
period 2008-06-30
FIRST BANCSHARES INC /MS/
filed 2008-08-14
CIK 947559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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

ON JUNE 30, 2008, 2,989,401 SHARES OF THE ISSUER’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):     YES  ☐    NO  ☒

PART I—FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ Amounts in Thousands)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$14,747	$10,890
Interest-bearing deposits with banks	2,254	228
Federal funds sold	17,896	223

Total cash and cash equivalents	34,897	11,341

Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	98,914	84,319
Other securities	2,834	2,720
Loans held for sale	3,919	5,664
Loans	348,329	365,559
Allowance for loan losses	(4,952)	(4,221)

LOANS, NET	343,377	361,338

Premises and equipment	15,776	15,622
Interest receivable	2,982	3,539
Cash surrender value	5,552	5,462
Goodwill	702	702
Other assets	4,141	5,336

	$513,107	$496,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$61,353	$55,349
Time, $100,000 or more	81,824	104,454
Interest-bearing	280,433	226,364

TOTAL DEPOSITS	423,610	386,167

Interest payable	1,099	1,285
Borrowed funds	39,655	60,773
Subordinated debentures	10,310	10,310
Other liabilities	1,938	1,241

TOTAL LIABILITIES	476,612	459,776

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 10,000,000 shares; 3,015,895 shares issued at June 30, 2008 and 3,015,045 shares issued at December 31, 2007	3,016	3,015
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost, 26,494 shares at June 30, 2008 and December 31, 2007	(464)	(464)
Additional paid-in capital	22,937	22,929
Retained earnings	10,987	10,306
Accumulated other comprehensive income	19	494

TOTAL SHAREHOLDERS’ EQUITY	36,495	36,280

	$513,107	$496,056

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans, including fees	$6,879	$7,024	$14,409	$13,212
Securities:
Taxable	916	1,006	1,749	1,978
Tax exempt	210	174	408	329
Federal funds sold	163	15	284	213

TOTAL INTEREST INCOME	8,168	8,219	16,850	15,732

INTEREST EXPENSE:
Deposits	3,180	3,286	6,465	6,201
Other borrowings	636	317	1,341	746

TOTAL INTEREST EXPENSE	3,816	3,603	7,806	6,947

NET INTEREST INCOME	4,352	4,616	9,044	8,785
PROVISION FOR LOAN LOSSES	634	320	1,000	650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,718	4,296	8,044	8,135

NONINTEREST INCOME:
Service charges on deposit accounts	570	446	1,080	896
Other service charges, commissions and fees	345	261	597	465

TOTAL NONINTEREST INCOME	915	707	1,677	1,361

NONINTEREST EXPENSES:
Salaries and employee benefits	2,418	2,236	4,845	4,350
Occupancy and equipment expense	602	498	1,092	944
Other operating expenses	1,156	816	2,202	1,762

TOTAL NONINTEREST EXPENSES	4,176	3,550	8,139	7,056

INCOME BEFORE INCOME TAXES	457	1,453	1,582	2,440

INCOME TAXES	118	341	453	617

NET INCOME	$339	$1,112	$1,129	$1,823

EARNINGS PER SHARE – BASIC	$.11	$.37	$.38	$.61
EARNINGS PER SHARE – ASSUMING DILUTION	.11	.36	.37	.60
DIVIDENDS PER SHARE	.075	.075	.15	.375

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance,
January 1, 2007	$2,885	$22,345	$7,629	$(30)	$(464)	$32,365
Net income	—	—	1,823	—	—	1,823
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(641)	—	(641)
Adoption of SFAS 123R	—	2	—	—	—	2
Exercise of stock options	129	580	—	—	—	709
Other	—	(7)	—	—	—	(7)
Cash dividend declared $.375 per share	—	—	(1,115)	—	—	(1,115)

Balance,
June 30, 2007	$3,014	$22,920	$8,337	$(671)	$(464)	$33,136

Balance,
January 1, 2008	$3,015	$22,929	$10,306	$494	$(464)	$36,280
Net income			1,129			1,129
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(475)	—	(475)
Adoption of SFAS 123R	—	2	—	—	—	2
Exercise of stock options	1	6	—	—	—	7
Other	—	—	—	—	—
Cash dividend declared $.15 per share	—	—	(448)	—	—	(448)

Balance,
June 30, 2008	$3,016	$22,937	$10,987	$19	$(464)	$36,495

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,129	$1,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	593	526
Provision for loan losses	1,000	650
Increase in cash value of life insurance	(90)	(102)
Changes in:
Interest receivable	557	(549)
Loans held for sale	1,745	(1,734)
Interest payable	(186)	(241)
Other, net	1,936	(1,605)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,684	(1,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	15,781	19,106
Purchases of securities available-for-sale	(30,851)	(19,561)
Net (increase) decrease in loans	16,740	(58,898)
Purchases of premises and equipment	(570)	(1,489)
(Increase) decrease in other securities	(114)	15

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	986	(60,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	37,443	51,861
Net increase (decrease) in borrowed funds	(21,118)	11,038
Dividend paid on common stock	(448)	(1,115)
Retirement of subordinated debentures	0	(7,217)
Exercise of stock options	7	709
Other	2	2

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,886	55,278

NET INCREASE (DECREASE) IN CASH	23,556	(6,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,341	19,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,897	$12,406

CASH PAYMENTS FOR INTEREST	$7,992	$7,188
CASH PAYMENTS FOR INCOME TAXES	1,151	1,372

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE B - SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At June 30, 2008, the Company had approximately $513.1 million in assets, $352.2 million in loans, $423.6 million in deposits, and $36.5 million in shareholders’ equity. For the six months ended June 30, 2008, the Company reported a net income of $1,129,000.

In the first quarter of 2007 the Company declared and paid an annual dividend of $.30 per common share. The Company declared and paid quarterly dividends of $.075 per common share, respectively, for each of the four quarters in 2007.

In the first and second quarters of 2008, the Company declared and paid quarterly dividends of $.075 per common share each quarter.

NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended June 30, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$339,000	2,989,401	$.11

Effect of dilutive shares:
Stock options	—	73,097

Diluted per share	$339,000	3,062,498	$.11

	For the Six Months Ended June 30, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,129,000	2,989,330	$.38

Effect of dilutive shares:
Stock options	—	73,097

Diluted per share	$1,129,000	3,062,427	$.37

NOTE D - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of June 30, 2008, only 2,308 stock options were not fully vested and no stock options were granted during the three months ended June 30, 2008.

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

($ Amounts in Thousands)

	Quarter Ended June 30,
	2008	2007
Net Income	$339	$1,112

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period	(1,105)	(714)

Comprehensive Income (Loss)	$(766)	$398

Accumulated Comprehensive Income (Loss)	$19	$(671)

Unrealized holding losses on securities during the period	$(1,105)	$(714)
Accumulated Other Comprehensive Income (Loss) beginning of period	1,124	43

Accumulated Other Comprehensive Income (Loss), end of period	$19	$(671)

	Six Months Ended June 30,
	2008	2007
Net Income	$1,129	$1,823

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period	(475)	(641)

Comprehensive Income	$654	$1,182

Accumulated Comprehensive Income (Loss)	$19	$(671)

Unrealized holding losses on securities during the period	$(475)	$(641)
Accumulated Other Comprehensive Income (loss) beginning of period	494	(30)

Accumulated Other Comprehensive Income (Loss), end of period	$19	$(671)

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The First represents the primary asset of the Company. The First reported total assets of $511.7 million at June 30, 2008, compared to $494.6 million at December 31, 2007. Loans decreased $19.0 million, or 5.1%, during the first six months of 2008. Deposits at June 30, 2008, totaled $424.2 million compared to $387.1 million at December 31, 2007. For the six month period ended June 30, 2008, The First reported net income of $1.44 million compared to $2.05 million for the six months ended June 30, 2007.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2008, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2008, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$1,986
Past due 90 days or more and still accruing	559

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5,706,000 at June 30, 2008. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned (consisting of foreclosed properties) totaled $746,000 at June 30, 2008. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had $3.8 million in restructured loans at June 30, 2008 of which $3.3 million is included in nonaccrual loans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $34.9 million as of June 30, 2008. In addition, loans and investment securities repricing or maturing within one year or less exceed $193.4 million at June 30, 2008. Approximately $45.2 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $1.0 million at June 30, 2008.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at June 30, 2008, is $36.5 million, or approximately 7.1% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2008, were as follows:

Tier 1 leverage	8.66%
Tier 1 risk-based	11.81%
Total risk-based	13.06%

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

RESULTS OF OPERATIONS

The Company had a net income of $339,000 for the three months ended June 30, 2008, compared with consolidated net income of $1,112,000 for the same period last year.

Net interest income after provision for loan losses decreased to $3,718,000 from $4,296,000 for the three months ended June 30, 2008, or a decrease of 13.5% as compared to the same period in 2007. Earning assets through June 30, 2008, increased $25.5 million and interest-bearing liabilities also increased $36.0 million when compared to June 30, 2007, reflecting an increase of 5.8% and 9.6%, respectively.

Noninterest income for the three months ended June 30, 2008, was $915,000 compared to $707,000 for the same period in 2007, reflecting an increase of $208,000 or 29.2%. Included in noninterest income are service charges on deposit accounts, which for the three months ended June 30, 2008, totaled $570,000 compared to $446,000 for the same period in 2007.

The provision for loan losses was $634,000 in the three months ended June 30, 2008, compared with $320,000 for the same period in 2007. This increase is due in part to a weakening in the local real estate markets. The allowance for loan losses of $5.0 million at June 30, 2008 (approximately 1.41% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $626,000 or 17.6% for the three months ended June 30, 2008, when compared with the same period in 2007. This increase is primarily due to the continued growth and the opening of our Gulfport, MS location. Overlapping expenses related to the moving of administration and operations personnel to owned space from leased space is also a contributor to the increase.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of June 30, 2008, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have not adopted the provisions of SFAS No. 159 with regard to any assets or liabilities as of June 30, 2008.

In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141R will have a significant impact on the accounting for transaction and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net earnings and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any impact on its financial position, results of operation, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The statement provides only for enhanced disclosures. The Company does not participate in derivative instruments or hedging activities. Therefore, adoption will have no impact on our financial position, results of operations, and cash flows.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court’s federal question jurisdiction. On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi. The Motion to Remand is currently pending in the United States District Court for the Southern District of Mississippi, Hattiesburg Division.

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

At the Company’s annual meeting of stockholders held May 22, 2008, the following proposals were approved:

Proposal No. 1:

The following individuals were elected to serve as Class I directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2011:

Gregory H. Mitchell

Ted E. Parker

Dennis L. Pierce

J. Douglas Seidenburg

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
Gregory H. Mitchell	1,972,376		5,200
Ted E. Parker	1,976,976		600
Dennis L. Pierce	1,976,976		600
J. Douglas Seidenburg	1,973,375		4,201

The terms of the Class I directors expire at the 2011 Annual Shareholders Meeting, the terms of the Class II directors will expire at the 2009 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2010 Annual Shareholders Meeting. The directors and their classes are:

Class I	Class II	Class III
Gregory H. Mitchell	Michael W. Chancellor	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole, Jr.
	Charles R. Lightsey	Gerald C. Patch
Peeler G. Lacey, M.D.

Proposal No. 2 Ratification of Auditors

Set forth below is the number of votes cast for, against, or abstained, with respect to Ratification of Auditors:

For	Against	Abstain
1,974,976		2,600

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed one report on Form 8-K during the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
8-13-08	David E. Johnson,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
8-13-08	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer