Form 10-Q
period 2008-09-30
FIRST BANCSHARES INC /MS/
filed 2008-11-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

On September 30, 2008, 2,990,201 shares of the issuer's common stock, par value $1.00 per share, were outstanding.

Transitional disclosure format (check one):   Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐   No  ☒

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$13,099	$10,890
Interest-bearing deposits with banks	4,767	228
Federal funds sold	13,632	223

Total cash and cash equivalents	31,498	11,341

Securities held-to-maturity, at amortized cost	13	13
Securities available-for-sale, at fair value	93,506	84,319
Other securities	2,585	2,720
Loans held for sale	4,319	5,664
Loans	331,976	365,559
Allowance for loan losses	(4,546)	(4,221)

Loans, Net	327,430	361,338

Premises and equipment	15,590	15,622
Interest receivable	2,601	3,539
Cash surrender value	5,552	5,462
Goodwill	702	702
Other assets	5,660	5,336

	$489,456	$496,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$55,894	$55,349
Time, $100,000 or more	75,234	104,454
Interest-bearing	260,752	226,364

Total Deposits	391,880	386,167
Interest payable	927	1,285
Borrowed Funds	47,255	60,773
Subordinated debentures	10,310	10,310
Other liabilities	3,101	1,241

Total Liabilities	453,473	459,776

Shareholders’ Equity:
Common stock, $1 par value, authorized 10,000,000 shares; 3,016,695 issued at September 30, 2008 and 3,015,895 issued at December 31, 2007	3,017	3,015
Preferred stock, par value $1 per share, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Treasury stock, at cost, 26,494 shares at September 30, 2008 and December 31, 2007	(464)	(464)
Additional paid-in capital	22,942	22,929
Retained earnings	11,098	10,306
Accumulated other comprehensive income (loss)	(610)	494

Total Shareholders’ Equity	35,983	36,280

	$489,456	$496,056

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans, including fees	$6,453	$7,817	$20,862	$21,029
Securities:
Taxable	933	879	2,682	2,857
Tax exempt	217	205	625	534
Federal funds sold	69	8	353	221

TOTAL INTEREST INCOME	7,672	8,909	24,522	24,641

INTEREST EXPENSE:
Deposits	2,659	3,391	9,124	9,592
Other borrowings	524	596	1,865	1,342

TOTAL INTEREST EXPENSE	3,183	3,987	10,989	10,934

NET INTEREST INCOME	4,489	4,922	13,533	13,707
PROVISION FOR LOAN LOSSES	721	316	1,721	966

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,768	4,606	11,812	12,741

NONINTEREST INCOME:
Service charges on deposit accounts	591	484	1,671	1,380
Other service charges, commissions and fees	204	283	801	748
Gain on sale of properties	—	199	—	199

TOTAL NONINTEREST INCOME	795	966	2,472	2,327

NONINTEREST EXPENSES:
Salaries and employee benefits	2,377	2,289	7,222	6,639
Occupancy and equipment expense	523	512	1,615	1,456
Other operating expenses	1,185	982	3,387	2,744

TOTAL NONINTEREST EXPENSES	4,085	3,783	12,224	10,839

INCOME BEFORE INCOME TAXES	478	1,789	2,060	4,229

INCOME TAXES	143	496	596	1,113

NET INCOME	$335	$1,293	$1,464	$3,116

EARNINGS PER SHARE—BASIC	$.11	$.43	$.49	$1.05
EARNINGS PER SHARE—ASSUMING DILUTION	.11	.42	.48	1.02
DIVIDENDS PER SHARE	.075	.075	.225	.45

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ Amounts in Thousands)

(except dividends per share)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2007	$2,885	$22,345	$7,629	$(30)	$(464)	$32,365
Net income	—	—	3,116	—	—	3,116
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(90)	—	(90)
Adoption of SFAS 123R	—	2	—	—	—	2
Exercise of stock options	129	575	—	—	—	704
Cash dividend declared $.45 per share	—	—	(1,339)	—	—	(1,339)

Balance, Sept. 30, 2007	$3,014	$22,922	$9,406	$(120)	$(464)	$34,758

Balance, January 1, 2008	$3,015	$22,929	$10,306	$494	$(464)	$36,280
Net income	—	—	1,464	—	—	1,464
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,104)	—	(1,104)
Adoption of SFAS 123R	—	2	—	—	—	2
Exercise of stock options	2	11	—	—	—	13
Cash dividend declared $.225 per share			(672)			(672)

Balance, Sept. 30, 2008	$3,017	$22,942	$11,098	$(610)	$(464)	$35,983

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,464	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	576
Provision for loan losses	1,721	966
Gain on sale of properties	—	(199)
Increase in cash value of life insurance	(90)	(158)
Changes in:
Interest receivable	938	(626)
Loans held for sale	1,345	1,820
Interest payable	(358)	485
Other, net	2,336	(607)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,987	5,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	24,340	25,387
Purchases of securities available-for-sale	(34,401)	(21,732)
Net redemption of other securities	135	—
Net (increase) decrease in loans	31,157	(83,575)
Purchases of premises and equipment	(599)	(2,889)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,632	(82,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	5,713	41,121
Net increase (decrease) in borrowed funds	(13,518)	30,533
Dividends paid on common stock	(672)	(1,339)
Retirement of Subordinated Debentures	—	(7,000)
Issuance of Trust Preferred Securities	—	6,000
Exercise of Stock Options	13	704
Other	2	2

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,462)	70,021

NET INCREASE (DECREASE) IN CASH	20,157	(7,415)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,341	19,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,498	$11,772

CASH PAYMENTS FOR INTEREST	$11,347	$10,449
CASH PAYMENTS FOR INCOME TAXES	1,389	1,857

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE B—SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At September 30, 2008, the Company had approximately $489.5 million in assets, $336.3 million in loans, $391.9 million in deposits, and $36.0 million in shareholders’ equity. For the nine months ended September 30, 2008, the Company reported a net income of $1,464,000.

In the first quarter of 2007, the Company declared and paid an annual dividend of $.30 per common share. The Company declared and paid quarterly dividends of $.075 per common share during the second and third quarters in 2007.

In the first, second and third quarters of 2008, the Company declared and paid quarterly dividends of $.075 per common share for each quarter.

NOTE C—EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended September 30, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$335,000	2,989,801	$.11

Effect of dilutive shares:
Stock options	—	69,627

Diluted per share	$335,000	3,059,428	$.11

	For the Nine Months Ended September 30, 2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,464,000	2,989,487	$.49

Effect of dilutive shares:
Stock options	—	69,627

Diluted per share	$1,464,000	3,059,114	$.48

	For the Three Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,293,000	2,987,828	$.43

Effect of dilutive shares:
Stock options	—	77,751

Diluted per share	$1,293,000	3,065,579	$.42

	For the Nine Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$3,116,000	2,978,016	$1.05

Effect of dilutive shares:
Stock options	—	77,751

Diluted per share	$3,116,000	3,055,767	$1.02

NOTE D—STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of September 30, 2008, all stock options were fully vested and no stock options were granted during the three months ended September 30, 2008.

NOTE E—COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Condensed Consolidated Statements of Income:

($ Amounts in Thousands)

	Quarter Ended September 30,
	2008	2007
Net Income	$335	$1,293

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) on securities during the period	(629)	551

Comprehensive Income (Loss)	$(294)	$1,844

Accumulated Other Comprehensive Loss	$(610)	$(120)

Unrealized holding gains (losses) on securities during the period	$(629)	$551

Accumulated Other Comprehensive Income (Loss), beginning of period	19	(671)

Accumulated Other Comprehensive Loss, end of period	$(610)	$(120)

	Nine Months Ended September 30,
	2008	2007
Net Income	$1,464	$3,116

Other Comprehensive Income (Loss), net of tax:
Unrealized holding losses on securities during the period, net of taxes	(1,104)	(90)

Comprehensive Income	$360	$3,026

Accumulated Other Comprehensive Loss	$(610)	$(120)

Unrealized holding losses on securities during the period	$(1,104)	$(90)
Accumulated Other Comprehensive Income (Loss), beginning of period	494	(30)

Accumulated Other Comprehensive Loss, end of period	(610)	(120)

NOTE F—FAIR VALUE

As of September 30, 2008, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis:

Fair Value at September 30, 2008
Available-for-sale securities	$93,506

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section in the Company’s most recently filed 10-K.

The First represents the primary asset of the Company. The First reported total assets of $488.0 million at September 30, 2008, compared to $494.6 million at December 31, 2007. Loans decreased $34.9 million, or 9.4%, during the first nine months of 2008. Deposits at September 30, 2008, totaled $392.3 million compared to $387.1 million at December 31, 2007. For the nine month period ended September 30, 2008, The First reported net income of $1.9 million compared to $3.2 million for the nine months ended September 30, 2007.

RECENT GOVERNMENT REGULATION

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, it was announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or TARP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP.

It is not clear at this time what impact the EESA, the TARP, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse events could have an adverse impact on our consolidated financial statements, results of operations and liquidity.

The First Bancshares, Inc. is in the process of fully analyzing the benefits and costs of participating in the Program in order to make a final determination as to whether or to what extent we would participate in the Program.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2008, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2008, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$6,875
Past due 90 days or more and still accruing	604

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $3,309,000 at September 30, 2008. Any other real estate owned is carried at the lower of cost or fair value, determined by an appraisal. Other real estate owned totaled $1,555,000 at September 30, 2008. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had $4.3 million in restructured loans at September 30, 2008 of which $1.6 million is included in nonaccrual loans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $31.5 million as of September 30, 2008. In addition, loans and investment securities repricing or maturing within one year or less exceeded $170.8 million at September 30, 2008. Approximately $41.0 million in loan commitments are expected to be funded within the next six months and other commitments, primarily standby letters of credit, totaled $.8 million at September 30, 2008.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at September 30, 2008, is $36.0 million, or approximately 7.4% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The capital ratios as of September 30, 2008, were as follows:

Tier 1 leverage	9.36%
Tier 1 risk-based	12.36%
Total risk-based	13.59%

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

RESULTS OF OPERATIONS—QUARTERLY

The Company had a consolidated net income of $335,000 for the three months ended September 30, 2008, compared with consolidated net income of $1,293,000 for the same period last year.

Net interest income decreased to $4.5 million from $4.9 million for the three months ended September 30, 2008, or a decrease of 8.8% as compared to the same period in 2007. Earning assets through September 30, 2008, decreased $23.4 million, or 4.9% and interest-bearing liabilities increased $18.7 million or 4.5% when compared to June 30, 2008.

Non interest income for the three months ended September 30, 2008, was $795,000 compared to $966,000 for the same period in 2007, reflecting a decrease of $171,000 or 17.7%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2008, totaled $591,000 compared to $484,000 for the same period in 2007.

The provision for loan losses was $721,000 for the three months in 2008 compared with $316,000 for the same period in 2007. This increase reflects the local and national economic trends and the potential effects on the portfolio.

Non interest expense increased by $302,000 or 8.0% for the three months ended September 30, 2008, when compared with the same period in 2007. The increase is primarily due to the continued growth and the related services being offered.

RESULTS OF OPERATIONS—YEAR TO DATE

The Company had a consolidated net income of $1,464,000 for the nine months ended September 30, 2008, compared with consolidated net income of $3,116,000 for the same period last year.

Net interest income decreased to $13,533,000 from $13,707,000 for the first nine months ended September 30, 2008, or a decrease of 1.3% as compared to the same period in 2007. Earning assets through September 30, 2008, decreased $9.4 million or 2.0% and interest-bearing liabilities increased $2.7 million or .7% when compared to September 30, 2007.

Noninterest income for the nine months ended September 30, 2008, was $2,472,000 compared to $2,327,000 for the same period in 2007, reflecting an increase of $145,000 or 6.2%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2008, totaled $1,671,000, compared to $1,380,000 for the same period in 2007.

The provision for loan losses was $1,721,000 in the first nine months of 2008 compared with $966,000 for the same period in 2007. The allowance for loan losses of $4.5 million at September 30, 2008 (approximately 1.4% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1.4 million or 12.8% for the nine months ended September 30, 2008, when compared with the same period in 2007. Costs related to the opening of our temporary location in Gulfport, MS attributed to the increase as well as overlapping expenses related to the moving of our administrative and operations personnel to owned space from leased spaces.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of September 30, 2008, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ende.d September 30, 2008, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have not adopted the provisions of SFAS No. 159 with regard to any assets or liabilities as of September 30, 2008.

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

PART II —OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 8, 2007 The First Bancshares, Inc. (the “Company”) and its subsidiary, The First, A National Banking Association (the “Bank”) were formally named as defendants and served with a First Amended Complaint in litigation styled Nick D. Welch v. Oak Grove Land Company, Inc., Fred McMurry, David E. Johnson, J. Douglas Seidenburg, The First, a National Banking Association, The First Bancshares, Inc., and John Does 1 through 10, Civil Action No. 2006-236-CV4, pending in the Circuit Court of Jones County, Mississippi, Second Judicial District (the “Amended Complaint”).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed three reports on form 8-K during the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

November 14, 2008	/s/ David E. Johnson
(Date)	David E. Johnson,
Chief Executive Officer

November 14, 2008	/s/ Dee Dee Lowery
(Date)	Dee Dee Lowery
Executive Vice President and Chief Financial Officer