Form 10-K
FIRST BANCSHARES INC /MS/
filed 2009-03-31
CIK 947559

                                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                                    WASHINGTON, D.C. 20549

                                                           FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                                                              OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                                                 Commission file no. 33-94288

                                                  THE FIRST BANCSHARES, INC.
                                      --------------------------------------------------
                                    (Exact name of registrant as specified in its charter)

                 Mississippi                                                        64-0862173
-------------------------------------------------            ---------------------------------------------------------
         (State or Other Jurisdiction of                              (I.R.S. Employer Identification Number)
         Incorporation or Organization)

           6480 U.S. Hwy. 98 West
           Hattiesburg, Mississippi                                                     39402
------------------------------------------------             ---------------------------------------------------------
     (Address of principal executive offices)                                          (Zip Code)

Issuer's telephone number:                   (601) 268-8998
                                ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                                       Name of Each Exchange on
             Title of Each Class                                           Which Registered
             -------------------                                       -------------------------

         Common Stock, $1.00 par value                                   NASDAQ Stock Market, LLC
-----------------------------------------------                    -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes                        No      X
   -------------             ----------

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d)
of the Act.

Yes                        No      X
   -------------             ----------

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

Large accelerated filer       Accelerated filer      Non-accelerated filer      Smaller reporting company   X
                        ----                   -----                       ----                           -----

         Based on the price at which the registrant's Common Stock was last sold at March 24, 2009, at that date, the aggregate market value of  the registrant's  Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") was  $27,431,851.

         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  2,990,201 on March 26, 2009.

                                              DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy
Statement dated April 16, 2009, and the Annual Report to the Stockholders for the year ended December 31, 2008.

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
                                                                                                         Page

                                                               PART I

                                                      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

                                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................19
ITEM 11.    EXECUTIVE COMPENSATION.........................................................................20
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................................................20
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................20
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................20

                                                      PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................20

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

ITEM 1.   BUSINESS.

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins, and one in Gulfport, Mississippi. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 110 S. 40th Ave. in Hattiesburg, a fifth location at Hwy 15 North in Laurel, a sixth location at Hwy 43 South in Picayune, a seventh location at Jackson Avenue in Pascagoula, an eighth location at Hwy 90 in Bay St. Louis, a ninth location at Border Ave. in Wiggins and a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper

County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timber, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis office serves the City of Bay St. Louis and the surrounding area of Hancock County, Mississippi. Bay St. Louis can be reached via U.S. Highway 90. Major employers in the Hancock area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the City of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. Wiggins can be reached via U. S. Highway 49. The Gulfport office serves the City of Gulfport and the surrounding area of Harrison County, Mississippi. Gulfport can be reached via U.S. Highway 49. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos.

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

•        Other Services.  Other bank services include on-line Internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is associated with the
         Interlink, Plus, Pulse and Star networks of automated teller machines that may be used by the Bank's customers throughout Mississippi and other regions.  The Bank also offers VISA and MasterCard credit card services through a correspondent bank.

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

Employees

As of March 26, 2009 the Company had 148 full-time employees and 10 part-time employees.

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

The Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of Comptroller of the Currency (“OCC”). Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

Recent Developments

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.   The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

Emergency Economic Stabilization Act of 2008.   In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 6, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 5,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST, no par value per share (the “Series UST Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 54,705 shares of the Company’s common stock (“the “Common Stock”), no par value per share, for an aggregate purchase price of $5 million in cash.

The Series UST Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series UST Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series UST Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $13.71 per share of the common stock. For more information, please see the Company’s Form 8-K filed on February 12, 2009.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company will participate in the TAGP but has opted out of the DGP.

America Reinvestment and Recovery Act of 2009.   On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the CPP. These restrictions apply to us.

ARRA prohibits the payment of any “bonus, retention award, or incentive compensation” to the Chief Executive Officer of the Company for as long as any CPP-related obligations are outstanding. The prohibition does not apply to bonuses payable pursuant to a ” written contract agreements” in effect prior to February 11, 2009. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP-related obligations have been satisfied, and any other conditions which the Treasury may specify have been met.

ARRA prohibits any payment to the Chief Executive Officer and the next five highest paid Executive Officers of the Company upon termination of employment for any reason for as long as any CPP-related obligations remain outstanding.

Under ARRA CPP-participating companies are required to recover any bonus or other incentive payment paid to the Chief Executive Officer and the next twenty highest paid employees of the Company on the basis of materially inaccurate financial or other performance criteria.

ARRA prohibits CPP participants from implementing any compensation plan that would encourage manipulation of the reported earnings of the company in order to enhance the compensation of any of its employees. Earlier Treasury guidelines did not contain a similar requirement.

ARRA requires the Chief Executive Officer and the Chief Financial Officer of any publicly-traded CPP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the company’s annual filings with the SEC (presumably its annual report on Form 10-K or proxy statement).

ARRA requires each CPP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

ARRA directs the Treasury to review bonuses, retention awards, and other compensation paid to the Chief Executive Officer and the next twenty highest paid employees of the Company of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with CPP or otherwise in conflict with the public interest.

The Compensation Committee will consider these new limits on executive compensation and determine how they impact the Company’s executive compensation program.

ITEM 1A.  RISK FACTORS

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

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. Also, the economic downturn could exacerbate our exposure to credit risk, particularly in our real estate markets, as lower home prices and increased foreclosures may result in higher charge-offs and delinquencies.

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

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by the Treasury in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the Capital Purchase Program, a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions. On November 21, 2008, the FDIC adopted a Final rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, noninterest-bearing bank transaction accounts. On February 17, 2009, President Obama signed into law the ARRA. The purposes of the legislation are to preserve and create jobs, to assist those most impacted by the recession, to provide investments to increase economic efficiency in health services, to invest in transportation, environmental protection and other infrastructure, and to stabilize local and state governments.

Each of these programs was implemented to help stabilize our economy and financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the ARRA or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, and results of operations, access to credit or the trading price of the Company’s common stock.

The failure of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or concerns about, one or more financial institutions or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.

Concern by customers over deposit insurance may cause a decrease in deposits and changes in the mix of funding sources available to the Company.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect the Company’s funding costs and net income.

As a result of the Company’s participation in the Capital Purchase Program (CPP), the Company may face additional regulation and cannot predict the cost or effects of compliance at this time.

In connections with the Company’s participation in the CPP, the Company and the Bank may face additional regulations and/or reporting requirements, including, but not limited to, the following:

         o        Section 5.3 of the standardized Securities Purchase Agreement that the Company entered into with the Treasury provides, in part, that the Treasury "may unilaterally amend any provision of this Agreement to the extent required to comply with any changes after the Signing Date in applicable federal statutes."  This provision could give Congress the ability to impose "after-the-fact" terms and conditions on participants in the
                  CPP.  As a participant in the CPP, the Company would be subject to any such retroactive legislation.  The
                  Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

         o        Most recently, the ARRA included additional restrictions on the operations of bank holding companies and banks that participate in the various TARP programs.  Because some of these restrictions are new and expected to apply retroactively, ARRA also provided the opportunity for recipients of funds under the CPP to elect to return the TARP proceeds to the Treasury and to not participate in the CPP.  At this time, because the terms and conditions of its participation are not yet final and there are additional regulatory actions needed to be taken in connection with ARRA and the CPP, the Company has not yet made a decision on whether or not to continue its participation in the CPP.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is currently in correspondence with the SEC concerning additional disclosures. The additional disclosures are included in the 2008 Annual Report.

ITEM 2.  PROPERTIES

The First has a main office located west of the city of Hattiesburg, Mississippi, in Lamar County. The main office is located in a 13,000 square foot facility which the Company constructed and opened in January 1997 on a two acre plot of land at the southwest corner of U.S. Highway 98 and Old Highway 11. The First also has a branch office located on Highway 15 North in the city of Laurel, Mississippi, one on Highway 589 in the city of Purvis, Mississippi, which is in Lamar County, a fourth office in a 3,300 square foot facility located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fifth office located in an 11,700 square foot building located at 110 S. 40th Ave. in Hattiesburg, a sixth office located on Hwy 43 South, Picayune, MS in a 3,800 sq. ft. facility , a seventh office located at 1126 Jackson Ave in Pascagoula, MS, an eighth office located at Hwy 90 in Bay St. Louis, MS, a ninth location on Border Ave. in Wiggins, MS, as well as a tenth location located at Hwy 49 and O’Neal Rd. in Gulfport, MS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 56 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 7 of Management’s Discussion and Analysis for the year ended December 31, 2008, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 26 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS.

In response to this Item, the information contained on pages 28 through 32 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2008, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

                                The First Bancshares, Inc.
               Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2008.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation report on internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

/s/ David E. Johnson                                        /s/  Dee Dee Lowery
---------------------------------                           -----------------------------------------
Chairman of the Board and CEO                               Executive VP and Chief Financial Officer
March 26, 2009                                              March 26, 2009

ITEM 9B. OTHER INFORMATION

         Not applicable.

                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 21, 2009, is incorporated herein by reference.

                                                  PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

         13                The Company's 2008 Annual Report

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

                                                              THE FIRST BANCSHARES, INC.

Date: March 26, 2009                                          By:   /s/ David E. Johnson
                                                                  ---------------------------------------
                                                                    David E. Johnson
                                                                    Chief Executive Officer (Principal
                                                                    Executive Officer)

Date: March 26, 2009                                          By:   /s/ Dee Dee Lowery
                                                                  ---------------------------------------
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

SIGNATURES                                           CAPACITIES                                 DATE
----------                                           ----------                                 ----

  /s/ E. Ricky Gibson                                Director                                March 26, 2009
-------------------------------------

 /s/ Charles R. Lightsey                             Director                                March 26, 2009
-------------------------------------

/s/ Ralph T. Simmons                                 Director                                March 26, 2009
-------------------------------------

/s/ J. Douglas Seidenburg                            Director                                March 26, 2009
-------------------------------------

/s/ Andy Stetelman                                   Director                                March 26, 2009
-------------------------------------

 David W. Bomboy                                     Director                                March __, 2009
-------------------------------------

/s/ Ted E. Parker                                    Director                                March 26, 2009
-------------------------------------

 /s/ Michael W. Chancellor                           Director                                March 26 , 2009
-------------------------------------

 /s/ Fred McMurry                                    Director                                March 26, 2009
-------------------------------------

Dennis L. Pierce                                     Director                                March __, 2009
-------------------------------------

/s/ Gregory Mitchell                                 Director                                March 26, 2009
-------------------------------------

/s/ M. Ray "Hoppy" Cole, Jr.                         President and Director                  March 26, 2009
-------------------------------------

 /s/ David E. Johnson                                CEO and Director                        March 26, 2009
-------------------------------------                (Principal Executive Officer)

 /s/ Dee Dee Lowery                                  Executive VP & Chief Financial Officer
-------------------------------------                (Principal Financial and
                                                     Accounting Officer)                     March 26, 2009