Form 10-K/A
period 2008-12-31
FIRST BANCSHARES INC /MS/
filed 2009-05-07
CIK 947559

                                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                                    WASHINGTON, D.C. 20549

                                                           FORM 10-K/A

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

                                            DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report:
Proxy Statement dated April 16, 2009, and the Annual Report to the Stockholders for the year ended December 31, 2008.

                                                 EXPLANATORY NOTE

      The First Bancshares, Inc. (the "Company") filed its Annual Report on Form 10-K for the year ended
December 31, 2008 on March 31, 2009 (the "Original Filing"). The Company is filing this Amendment No. 1 on Form
10-K/A (this "Amendment") to amend the certifications included as Exhibits 31 which inadvertently referred to the Company as a "small business issuer" in the Original Filing.  Exhibit 31 is hereby being amended to refer to the Company as the "registrant."  The Company is also including certifications found in Exhibit 32.
No revisions have been made to the Company's financial statements or any other disclosure contained in the
Original Filing.

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text amended in the Original Filing which constitute new certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Those sections or exhibits of the Original Filing that are unaffected by this
Amendment are not included herein.

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

                                                              THE FIRST BANCSHARES, INC.

Date: May 6, 2009                                             By:   /s/ David E. Johnson
                                                                  -------------------------------------------------------
                                                                    David E. Johnson
                                                                    Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009                                             By:   /s/ Dee Dee Lowery
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

SIGNATURES                                           CAPACITIES                             DATE
----------                                           ----------                             ----

 /s/ David E. Johnson                                Chairman, CEO                           May 6, 2009
-------------------------------------                Director (Principal
                                                     Executive Officer)

 /s/ Dee Dee Lowery                                  Executive VP & Chief Financial          May 6, 2009
-------------------------------------                Officer (Principal Financial
                                                     and Accounting Officer)