Form 10-Q
period 2009-03-31
FIRST BANCSHARES INC /MS/
filed 2009-05-20
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:    33-94288

THE FIRST BANCSHARES, INC.

 (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST
HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL	(ZIP CODE)
EXECUTIVE OFFICES)
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

ON MARCH 31, 2009, 2,993,631 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐  NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐  NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ amounts in thousands)	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$10,095	$8,887
Interest-bearing deposits with banks	2,958	2,762
Federal funds sold	29,934	13,359

Total cash and cash equivalents	42,987	25,008

Securities held-to-maturity, at amortized cost	12	12
Securities available-for-sale, at fair value	95,151	99,679
Other securities	2,612	2,612
Loans held for sale	4,174	3,113
Loans	314,751	319,972
Allowance for loan losses	(5,270)	(4,785)

LOANS, NET	309,481	315,187
Premises and equipment	15,157	15,279
Interest receivable	2,331	2,605
Cash surrender value	5,712	5,660
Other real estate	1,527	1,629
Goodwill	702	702
Other assets	3,188	3,338

	$483,034	$474,824

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$50,593	$57,594
Time, $100,000 or more	90,240	87,944
Interest-bearing	249,955	232,541

TOTAL DEPOSITS	390,788	378,079

Interest payable	678	850
Borrowed funds	35,508	46,027
Subordinated debentures	10,310	10,310
Other liabilities	3,508	2,990

TOTAL LIABILITIES	440,792	438,256
SHAREHOLDERS' EQUITY:
Common stock, $1 par value authorized 10,000,000 shares; 3,020,125 shares issued at March 31, 2009 and 3,016,695 shares issued at December 31, 2008	3,020	3,017
Preferred stock, no par value, $1,000 per share 4,730 liquidation, 10,000,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2009 and no shares issued at December 31, 2008	-
Treasury stock, at cost, 26,494 shares at March 31, 2009 and December 31, 2008	(464)	(464)
Additional paid-in capital	23,249	22,942
Retained earnings	11,621	11,482
Accumulated other comprehensive income (loss)	86	(409)

TOTAL SHAREHOLDERS' EQUITY	42,242	36,568

	$483,034	$474,824

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Loans, including fees	$5,596	$7,530
Securities:
Taxable	821	833
Tax exempt	214	198
Federal funds sold	35	121

TOTAL INTEREST INCOME	6,666	8,682

INTEREST EXPENSE:
Deposits	2,248	3,285
Other borrowings	564	705

TOTAL INTEREST EXPENSE	2,812	3,990

NET INTEREST INCOME	3,854	4,692
PROVISION FOR LOAN LOSSES	628	366

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,226	4,326

NONINTEREST INCOME:
Service charges on deposit accounts	474	510
Other service charges, commissions and fees	210	252

TOTAL NONINTEREST INCOME	684	762

NONINTEREST EXPENSES:
Salaries and employee benefits	2,128	2,427
Occupancy and equipment expense	516	490
Other operating expenses	1,014	1,046

TOTAL NONINTEREST EXPENSES	3,658	3,963

INCOME BEFORE INCOME TAXES	252	1,125

INCOME TAXES	61	335

NET INCOME	191	790

PREFERRED DIVIDENDS	38	-

PREFERRED STOCK ACCRETION	14	-

NET INCOME APPLICABLE TO COMMON STOCK	$139	$790

EARNINGS PER SHARE - BASIC	$.06	$.26
EARNINGS PER SHARE – DILUTED	.06	.26
EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS – BASIC	.05	.26
EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS – DILUTED	.05	.26
DIVIDENDS PER SHARE - COMMON	-	.075

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(loss)	Treasury Stock	Total
Balance, January 1, 2008	$3,015	$-	$22,929	$10,306	$494	$(464)	$36,280
Net earnings	-		-	790	-	-	790
Net change in Unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	630	-	630
Other	-	-	2	-	-	-	2
Exercise of stock options	1	-	6	-	-	-	7
Cash dividend declared $.075 per share	-	-	-	(224)	-	-	(224)
Balance, March 31, 2008	$3,016	$-	$22,937	$10,872	$1,124	$(464)	$37,485

Balance, January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net earnings	-	-	-	191	-	-	191
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	495	-	495
Issuance of preferred stock and warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	3	-	23	-	-	-	26
Accretion of preferred stock discount	-	14	-	(14)	-	-	-
Dividends on preferred stock	-	-	-	(38)	-	-	(38)
Balance, March 31, 2009	$3,020	$4,730	$23,249	$11,621	$86	$(464)	$42,242

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)
	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$191	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	287	320
Provision for loan losses	628	366
Loss on sale/writedown of ORE	101	61
Increase in cash value of life insurance	(52)	(36)
Federal Home Loan Bank stock dividends	(10)	(23)
Changes in:
Interest receivable	274	517
Loans held for sale	(1,061)	1,170
Interest payable	(172)	95
Other, net	857	2,354
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,043	5,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	15,795	7,340
Purchases of securities available-for-sale	(10,798)	(9,370)
Net decrease in loans	4,800	4,372
Purchases of premises and equipment	(77)	(489)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,720	1,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	12,709	45,699
Net decrease in borrowed funds	(10,519)	(11,053)
Dividend paid on common stock	-	(224)
Proceeds from issuance of preferred stock and warrants	5,000	-
Exercise of stock options	26	7

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,216	34,429

NET INCREASE IN CASH	17,979	41,896

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,008	11,341

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,987	$53,237

CASH PAYMENTS FOR INTEREST	$2,984	$3,895
CASH PAYMENTS FOR INCOME TAXES	196	566

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At March 31, 2009, the Company had approximately $483.0 million in assets, $318.9 million in loans,$390.8 million in deposits, and $42.2 million in shareholders' equity. For the three months ended March 31, 2009, the Company reported a net income of $191,000 ($139,000 applicable to common shareholders).

In the first, second and third quarters of 2008, the Company declared and paid quarterly dividends of $.075 per common share for each quarter and in the fourth quarter of 2008, no dividend was paid.

No dividend was paid on common shares in the first quarter of 2009.

NOTE C – PREFERRED STOCK AND WARRANT

On February 6, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company received a $5.0 million equity investment by issuing 5 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. The Company also issued a warrant to the Treasury allowing it to purchase 54,705 shares of the Company’s common stock at an exercise price of $13.71. The warrant can be exercised immediately and has a term of 10 years.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, will pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The CPP also includes certain restrictions on dividend payments of the Company’s lower ranking equity and the ability to purchase its outstanding common shares.

The Company allocated the proceeds received from the Treasury, net of transaction costs, on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values. The Company assigned $.3 million and $4.7 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock is being accreted up to the $5.0 million liquidation amount over the five year expected life of the Series A preferred stock.

NOTE D — EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended
	March 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share – Common Shareholders	$139,000	2,990,487	$.05
Effect of dilutive shares:
Stock options		13,646

Diluted per share – Common Shareholders	$139,000	3,004,133	$.05

	For the Three Months Ended
	March 31, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$790,000	2,989,259	$.26
Effect of dilutive shares:
Stock options	-	74,390

Diluted per share	$790,000	3,063,649	$.26

As of March 31, 2009, all of the Company’s stock options were fully vested and no stock options were granted during the three months ended March 31, 2009.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:
(In thousands)

	Quarter Ended
	March 31,
	2008	2008

Net Income	$191	$790

Other Comprehensive Income, net of tax:
Unrealized holding gains on securities during the period	495	630

Comprehensive Income	$686	$1,420

Accumulated Other Comprehensive Income	$86	$1,124

NOTE F — FAIR VALUE

SFAS No. 157, Fair Value Measurements, became effective for the Company’s 2008 fiscal year. SFAS No. 157 redefines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Although the exchange price concept is not new, the new definition focuses on the exit price as opposed to the entry price, or the price that would be paid to acquire an asset or received to assume a liability. The standard also emphasizes that fair value is a market-based measurement and not an entity-specific measurement and establishes a hierarchy to prioritize the inputs that can be used in the fair value measurement process. The inputs in the three levels of this hierarchy are described as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities. An active market is one in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2-Observable inputs other than Level 1 prices. This would include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3-Unobservable inputs, to the extent that observable inputs are unavailable. This allows for situations in which there is little or no market activity for the asset or liability at the measurement date.

The material assets or liabilities measured and reported at fair value by the Company on a recurring basis are summarized below. The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable market data.

	March 31, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available-for-sale	-	$95,151	-

NOTE G — SECURITIES

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2009 follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$20,086	$590	$2	$20,674
Tax-exempt and taxable obligations of states and municipal subdivisions	24,332	661	152	24,841
Mortgage-backed securities	34,476	696	258	34,914
Corporate obligations	14,908	12	1,104	13,816
Other	1,219	0	313	906
Total	$95,021	$1,959	$1,829	$95,151
Held-to-maturity securities:
Mortgage-backed securities	$12	$0	$0	$12

NOTE H — ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company’s short operating history and rapid growth. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

The Company’s allowance consists of two parts. The first part is determined in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS No. 5). The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior four years is utilized in determining the appropriate allowance. Historical loss factors are determined by graded and ungraded loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

The second part of the allowance is determined in accordance with Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). Impaired loans are determined based upon a review by internal loan review and senior loan officers. Impaired loans are loans for which the bank does not expect to receive contractual interest and/or principal by the due date. A specific allowance is assigned to each loan determined to be impaired based upon the value of the loan’s underlying collateral. Appraisals are used by management to determine the value of the collateral.

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for loan losses. When the estimated allowance is determined, it is presented to the Company’s audit committee for review and approval on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if in the Company’s opinion the ultimate source of repayment will be generated from the liquidation of collateral.

The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

NOTE I – REGULATORY EXAM

During a recent examination by our banking regulators, the Company was asked to hire an independent outside expert to evaluate our trust preferred securities for OTTI. The financials represented for the quarter ended March 31, 2009 may change dependent on the results of the evaluation.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's most recently filed Form 10-K.

The First represents the primary asset of the Company. The First reported total assets of $481.9 million at March 31, 2009, compared to $473.8 million at December 31, 2008. Loans decreased $4.2 million, or 1.3%, during the first three months of 2009. Deposits at March 31, 2009, totaled $391.2 million compared to $378.6 million at December 31, 2008. For the three month period ended March 31, 2009, The First reported net income of $284,000 compared to $913,000 for the three months ended March 31, 2008.

RECENT GOVERNMENT REGULATION

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

The Series UST Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series UST Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series UST Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $13.71 per share of common stock.  For more information, please see the Company’s Form 8-K filed on February 12, 2009.

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

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2009, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2009, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,562
Past due 90 days or more and still accruing	545

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5,265,000 at March 31, 2009, an increase of $2.0 million from December 31, 2008.  This increase is due to the weakening real estate markets.  These weakening economic conditions are incorporated into the methodology of determining the amount of our allowance for loan losses by adjusting historical loss factors. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $1,507,000 at March 31, 2009.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had $5,686,000 in restructured loans at March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $43.0 million as of March 31, 2009. In addition, loans and investment securities repricing or maturing within one year or less exceed $155.0 million at  March 31, 2009.  Approximately $38.6 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.8 million at March 31, 2009.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at March 31, 2009, is $42.2 million, or approximately 8.7% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2009, were as follows:

Tier 1 leverage	10.72%
Tier 1 risk-based	14.04%
Total risk-based	15.29%

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity.  The debentures are the sole asset of the Trust.  The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities.  The preferred securities are redeemable by the Company in 2011, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.  The preferred securities must be redeemed upon maturity of the debentures in 2036.  Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly.  The terms of the subordinated debentures are identical to those of the preferred securities.   On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable  interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity.  The debentures are the sole asset of Trust 3.  The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities.  The preferred securities are redeemable by the Company in 2012, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.  The preferred securities must be redeemed upon maturity of the debentures in 2037.  Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly.  The terms of the subordinated debentures are identical to those of the preferred securities.   In accordance with the provisions of FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS

The Company had a net income of $191,000 for the three months ended March 31, 2009, compared with consolidated net income of $790,000 for the same period in 2008.

Net interest income decreased to $3,854,000 from $4,692,000 for the three months ended March 31, 2009, or a decrease of 17.9% as compared to the same period in 2008.  Earning assets through March 31, 2009, decreased $47.2 million and  interest-bearing liabilities also decreased $45.5 million when compared to March 31, 2008, reflecting a decrease of 9.5% and 10.6%, respectively.

Noninterest income for the three months ended March 31, 2009, was  $684,000 compared to $762,000 for the same period in 2008, reflecting a decrease of $78,000, or 10.2%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2009, totaled $474,000 compared to $510,000 for the same period in 2008.

The provision for loan losses was $628,000 in the first three months of 2009 compared with $366,000 for the same period in 2008. The allowance for loan losses of $5.3 million at March 31, 2009 (approximately 1.6%  of loans) is considered by management to be adequate to cover losses  inherent in the loan portfolio.  The level of this allowance is dependent  upon a number of factors, including the total amount of past due loans,  general economic conditions, and management's assessment of potential losses.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will  not exceed the allowance for loan losses or that additional increases in  the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses decreased by $305,000 or 7.7% for the three months  ended March 31, 2009, when compared with the same period in 2008.  This decrease is primarily due to an ongoing effort to reduce expenses while maintaining our current level of customer service.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of March 31, 2009, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have not adopted the provisions of SFAS No. 159 with regard to any assets or liabilities as of March 31, 2009.

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

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009. The adoption of FSP 157-2 during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3, during the first quarter of 2009, did not have a material impact on the Company’s financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles, (“SFAS No. 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective for fiscal periods after July 1, 2009. The Company will adopt the provisions of SFAS No. 162, when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 was effective immediately and did not have a material impact on the Company’s financial condition or results of operations.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is assessing the impact of adopting FSP No. 132(R)-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In January 2009, FASB issued Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. EITF No. 99-20-1 replaces the requirement to use market participant assumptions when determining future cash flows and, instead, requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows. It requires an entity to consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts when developing estimates of future cash flows. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of EITF 99-20-1 did not have a material impact on the Company’s financial condition or results of operations.

In February 2009, the FASB issued FSP 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies that amends provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

In April 2009, the FASB issued FSP-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This position revised the guidance for determining whether an impairment is other than temporary for debt securities requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities.  The Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company is evaluating the revised guidance and enhanced disclosure requirements around other than temporary impairment and does not anticipate a material impact on the Consolidated Financial Statements.  The Company will adopt this Staff Position for the period ending June 30, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the provisions of FSP 157-4, but does not expect the impact to be material to the Company’s financial condition or results of operations.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 2007 The First Bancshares, Inc. (the "Company") and its subsidiary, The First, A National Banking Association (the "Bank") were formally named as defendants and served with a First Amended Complaint in litigation styled Nick D. Welch v. Oak Grove Land Company, Inc., Fred McMurry, David E. Johnson, J. Douglas Seidenburg, The First, a National Banking Association, The First Bancshares, Inc., and John Does 1 through 10, Civil Action No. 2006-236-CV4, pending in the Circuit Court of Jones County, Mississippi, Second Judicial District (the "First Amended Complaint").

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

There are no material changes in the Company’s risk factors since December 31, 2008.  Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed three reports on Form 8-K during the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
May 20,2009	David E. Johnson,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 20, 2009	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer