Form 10-Q/A
period 2009-03-31
FIRST BANCSHARES INC /MS/
filed 2009-06-09
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

     ☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2009
 ------------------
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

Explanatory Note

The First Bancshares, Inc. (“The Company”) filed its quarterly report on Form 10-Q for the quarter ended March 31, 2009 on May 20, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the certifications included as Exhibits 31 which inadvertently referred to the filing as “Form 10-Q” instead of “quarterly report on Form 10-Q” and which also on Item no. 4 inadvertently omitted “internal control over financial reporting as (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as well as incorrectly referring to the Company as “issuer”. No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text amended in the Original Filing which constitute new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

ITEM 6.  EXHIBITS

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

THE FIRST BANCSHARES, INC.

June 8, 2009	By:	/s/ DAVID E. JOHNSON
(Date)		David E. Johnson,
Chief Executive Officer

June 8, 2009	By:	/s/ DEEDEE LOWERY
(Date)		DeeDee Lowery, Executive
Vice President and Chief Financial Officer