Form 10-Q
period 2009-06-30
FIRST BANCSHARES INC /MS/
filed 2009-08-13
CIK 947559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     June 30, 2009

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

ON June 30, 2009, 3,019,869 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES ☐  NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ Amounts in Thousands)	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$7,942	$8,887
Interest-bearing deposits with banks	2,953	2,762
Federal funds sold	15,369	13,359

Total cash and cash equivalents	26,264	25,008

Securities held-to-maturity, at amortized cost	12	12
Securities available-for-sale, at fair value	112,328	99,679
Other securities	2,412	2,612
Loans held for sale	3,985	3,113
Loans	317,362	319,972
Allowance for loan losses	(5,253)	(4,785)
LOANS, NET	312,109	315,187

Premises and equipment	14,580	15,279
Interest receivable	2,274	2,605
Cash surrender value	5,764	5,660
Other real estate	1,441	1,629
Goodwill	702	702
Other assets	3,242	3,338
	$485,113	$474,824

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$49,994	$57,594
Time, $100,000 or more	93,941	87,944
Interest-bearing	247,926	232,541

TOTAL DEPOSITS	391,861	378,079

Interest payable	712	850
Borrowed funds	35,461	46,027
Subordinated debentures	10,310	10,310
Other liabilities	4,609	2,990
TOTAL LIABILITIES	442,953	438,256

SHAREHOLDERS' EQUITY:
Common stock, $1 par value authorized 10,000,000 shares; 3,046,363 shares issued at June 30, 2009 and 3,016,695 shares issued at December 31, 2008	3,046	3,017
Preferred stock, no par value $1,000 per share liquidation, 10,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2009 and no shares issued at December 31, 2008	4,744	-
Treasury stock, at cost, 26,494 shares at June 30, 2009 and December 31, 2008	(464)	(464)
Additional paid-in capital	23,421	22,942
Retained earnings	11,725	11,482
Accumulated other comprehensive loss	(312)	(409)
TOTAL SHAREHOLDERS' EQUITY	42,160	36,568
	$485,113	$474,824

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST INCOME:
Loans, including fees	$5,617	$6,879	$11,213	$14,409
Securities:
Taxable	730	916	1,551	1,749
Tax exempt	227	210	441	408
Other	34	163	69	284
TOTAL INTEREST INCOME	6,608	8,168	13,274	16,850

INTEREST EXPENSE:
Deposits	2,214	3,180	4,462	6,465
Other borrowings	420	636	984	1,341
TOTAL INTEREST EXPENSE	2,634	3,816	5,446	7,806
NET INTEREST INCOME	3,974	4,352	7,828	9,044
PROVISION FOR LOAN LOSSES	464	634	1,092	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,510	3,718	6,736	8,044

NONINTEREST INCOME:
Service charges on deposit accounts	485	570	959	1,080
Other service charges, commissions and fees	190	345	400	597
TOTAL NONINTEREST INCOME	675	915	1,359	1,677

NONINTEREST EXPENSES:
Salaries and employee benefits	2,087	2,418	4,215	4,845
Occupancy and equipment expense	474	602	990	1,092
Impairment loss – security	71	-	71	-
Other operating expenses	1,329	1,156	2,343	2,202
TOTAL NONINTEREST EXPENSES	3,961	4,176	7,619	8,139

INCOME BEFORE INCOME TAXES	224	457	476	1,582

INCOME TAXES	43	118	104	453

NET INCOME	181	339	372	1,129

PREFERRED DIVIDENDS	63	-	101	-

PREFERRED STOCK ACCRETION	14	-	28	-

NET INCOME APPLICABLE TO COMMON STOCK	$104	$339	$243	$1,129

EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS – BASIC	.03	.11	.08	.38
EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS – DILUTED	.03	.11	.08	.37
DIVIDENDS PER SHARE - COMMON	-	.075	-	.15

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ Amounts in Thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2008	$3,015	$-	$22,929	$10,306	$494	$(464)	$36,280
Net income	-			1,129			1,129
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	(475)	-	(475)
Adoption of SFAS 123R			2				2
Exercise of stock options	1		6				7
Cash dividend declared $.15 per share	-	-	-	(448)	-	-	(448)
Balance, June 30, 2008	$3,016	$-	$22,937	$10,987	$19	$(464)	$36,495

Balance, January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net income	-	-	-	372	-	-	372
Net change in unrealized gain (loss) on available- for-sale securities, net of tax					97		97
Issuance of preferred stock and warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	29	-	195	-	-	-	224
Accretion of preferred stock discount	-	28	-	(28)	-	-	-
Dividends on preferred stock	-	-	-	(101)	-	-	(101)
Balance, June 30, 2009	$3,046	$4,744	$23,421	$11,725	$(312)	$(464)	$42,160

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)
	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$372	$1,129
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	614	593
Provision for loan losses	1,092	1,000
Impairment loss on security	71	-
Loss on sale/writedown of ORE	106	61
Loss on disposal of premises and equipment	28	-
Increase in cash value of life insurance	(104)	(90)
Federal Home Loan Bank stock dividends	(10)	(46)
Changes in:
Interest receivable	331	557
Loans held for sale	(872)	1,745
Interest payable	(138)	(186)
Other, net	2,136	1,875
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,626	6,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	26,709	15,781
Purchases of securities available-for-sale	(39,056)	(30,851)
Net decrease in loans	1,571	16,740
Net (additions) disposals of premises and equipment	278	(570)
Increase in other securities	(210)	(68)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,708)	1,032

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	13,782	37,443
Net increase (decrease)in borrowed funds	(10,566)	(21,118)
Dividend paid on common stock	-	(448)
Dividend paid on preferred stock	(101)	-
Proceeds from issuance of preferred stock and warrant	5,000	-
Exercise of stock options	223	7
Other	-	2
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,338	15,886

NET INCREASE IN CASH	1,256	23,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,008	11,341

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,264	$34,897

SUPPLEMENTAL DISCLOSURES:
CASH PAYMENTS FOR INTEREST	$5,584	$7,992
CASH PAYMENTS FOR INCOME TAXES	544	1,151
LOANS TRANSFERRED TO OTHER REAL ESTATE	415	221

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all  adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At June 30, 2009, the Company had approximately $485.1 million in assets, $321.3 million in loans, $391.9 million in deposits, and $42.2 million in shareholders' equity.  For the six months ended June 30, 2009, the Company reported a net income of $372,000 ($243,000 applicable to common shareholders).

In the first, second and third quarters of 2008, the Company declared and paid quarterly dividends of $.075 per common share for each quarter and in the fourth quarter of 2008, no dividend was paid.

No dividend was paid on common shares in the first and second quarters of 2009.

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

The Company allocated the proceeds received from the Treasury on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values.  The Company assigned $.3 million and $4.7 million to the warrant and the Series A preferred stock, respectively.  The resulting discount on the Series A preferred stock is being accreted up to the $5.0 million liquidation amount over the five year expected life of the Series A preferred stock.

NOTE D — EARNINGS APPLICABLE TO COMMON SHAREHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended
	June 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$104,000	3,015,496	$.03

Diluted per share	$104,000	3,015,496	$.03

	For the Six Months Ended
	June 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$243,000	3,002,991	$.08

Diluted per share	$243,000	3,002,991	$.08

	For the Three Months Ended
	June 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$339,000	2,989,401	$.11
Effect of dilutive shares:
Stock options	-	73,097

Diluted per share	$339,000	3,062,498	$.11

	For the Six Months Ended
	June 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$1,129,000	2,989,330	$.38
Effect of dilutive shares:
Stock options	-	73,097

Diluted per share	$1,129,000	3,062,427	$.37

No stock options were granted during the six months ended June 30, 2009.

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:
($ Amounts in Thousands)
	Three Months Ended
	June 30,
	2009	2008

Net Income	$181	$339

Other Comprehensive Loss net of tax:
Unrealized holding losses on securities during the period	(398)	(1,105)

Comprehensive Loss	$(217)	$(766)

Unrealized holding losses on securities during the period	$(398)	$(1,105)

Accumulated Other Comprehensive Income (Loss) beginning of period	86	1,124

Accumulated Other Comprehensive Income (Loss), end of period	$(312)	$19

	Six Months Ended
	June 30,
	2009	2008

Net Income	$372	$1,129

Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period	97	(475)

Comprehensive Income	$469	$654

Unrealized holding gains (losses) on securities during the period	$97	$(475)

Accumulated Other Comprehensive Income (Loss) beginning of period	(409)	494

Accumulated Other Comprehensive Income (Loss), end of period	$(312)	$19

NOTE F — FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with FAS 157, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:
Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:
Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$112,328	$0	$107,061	$5,267

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$99,679	$0	$99,679	$0

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”), Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 2 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2009, amounted to $1.4 million.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

June 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,086	$0	$5,086	$0

Other real estate owned	$1,441	$0	$1,441	$0

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,101	$0	$6,101	$0

Other real estate owned	$1,629	$0	$1,629	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment in securities available-for-sale and held-to-maturity – The fair value measurement for securities available-for-sale was discussed earlier.  The same measurement approach was used for securities held-to-maturity.

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

Short-Term Borrowings – The carrying value of any federal funds purchased and other short-term borrowings approximates their fair values.

FHLB and Other Borrowings – The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of any variable rate borrowing approximates its fair value.

Subordinated Debentures – The subordinated debentures bear interest at a variable rate and the carrying value approximates the fair value.

Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements.  However, commitments to extend credit do not represent a significant value until such commitments are funded or closed.  Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$26,264	$26,264	$25,008	$25,008
Securities available-for-sale	112,328	112,328	99,679	99,679
Securities held-to-maturity	12	12	12	12
Other securities	2,412	2,412	2,612	2,612
Loans, net	316,094	330,625	318,300	332,389

Liabilities:
Noninterest-bearing Deposits	$49,994	$49,994	$57,594	$57,594
Interest-bearing deposits	341,867	344,260	320,485	325,777
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	35,461	35,461	46,027	46,027

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$30,417	$519	$73	$30,863
Tax-exempt and taxable obligations of states and municipal subdivisions	34,108	482	335	34,255
Mortgage-backed securities	33,255	802	167	33,890
Corporate obligations	13,899	23	1,512	12,410
Other	1,229	-	319	910
Total	$112,908	$1,826	$2,406	$112,328

Held-to-maturity securities:
Mortgage-backed securities	$12	$0	$0	$12

NOTE H — ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company’s short operating history and rapid growth.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

NOTE I – REGULATORY EXAM

During a recent examination by our banking regulators, the Company was asked to hire an independent outside expert to evaluate our trust preferred securities for OTTI. After the evaluation of our trust preferred securities, no adjustment was needed for the quarter ended March 31, 2009.

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were available to be issued. For the second quarter ended June 30, 2009, the Company recognized an impairment loss of $71,000 on trust preferred securities.

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

The First represents the primary asset of the Company.  The First reported total assets of $483.9 million at June 30, 2009, compared to $473.8 million at December 31, 2008.  Loans decreased $2.6 million, or .8%, during the first six months of 2009.  Deposits at June 30, 2009, totaled $392.2 million compared to $378.6 million at December 31, 2008. For the six month period ended June 30, 2009, The First reported net income of $.58 million compared to $1.44 million for the six months ended June 30, 2008.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2009, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2009, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$5,013
Past due 90 days or more and still accruing	1,077

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.8 million at June 30, 2009, an increase of $2.5 million from December 31, 2008.  This increase is due to the weakening real estate markets.  These weakening economic conditions are incorporated into the methodology of determining the amount of our allowance for loan losses by adjusting historical loss factors.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned (consisting of foreclosed properties) totaled $1.4 million at June 30, 2009.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The First had $1.9 million in restructured loans at June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $26.3 million as of June 30, 2009. In addition, loans and investment securities repricing or maturing within one year or less exceed $148 million at  June 30, 2009.  Approximately $37.3 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.8 million at June 30, 2009.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at June 30, 2009, is $42.2 million, or approximately 8.7% of total assets.  The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2009, were as follows:

Tier 1 leverage	10.54%
Tier 1 risk-based	14.36%
Total risk-based	15.06%

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

RESULTS OF OPERATIONS

The Company had a net income of $181,000 for the three months ended June 30, 2009, compared with consolidated net income of $339,000 for the same period last year.

Net interest income after provision for loan losses decreased to $3,510,000 from $3,718,000 for the three months ended June 30, 2009, or a decrease of 5.6% as compared to the same period in 2008.  Earning assets through June 30, 2009, decreased $20.5 million and interest-bearing liabilities also decreased $24.6 million when compared to June 30, 2008, reflecting a decrease of 4.3% and 6.2%, respectively.

Noninterest income for the three months ended June 30, 2009, was  $675,000 compared to $915,000 for the same period in 2008, reflecting a decrease of $240,000 or 26.2%. Included in noninterest income are service charges on deposit accounts, which for the three months ended June 30, 2009, totaled $485,000 compared to $570,000 for the same period in 2008.  A one time gain on the sale of bank property of $92,000 was recognized during the second quarter of 2008.

The provision for loan losses was $464,000 in the three months ended June 30, 2009, compared with $634,000 for the same period in 2008. The allowance for loan losses of $5.3 million at June 30, 2009 (approximately 1.66%  of loans) is considered by management to be adequate to cover losses  inherent in the loan portfolio.  The level of this allowance is dependent  upon a number of factors, including the total amount of past due loans,  general economic conditions, and management's assessment of potential losses.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will  not exceed the allowance for loan losses or that additional increases in  the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses decreased by $215,000 or 5.2% for the three months ended June 30, 2009, when compared with the same period in 2008.  We achieved this overall decrease even with the FDIC special assessment of $215,000 that was accrued during the first quarter.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of June 30, 2009, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have not adopted the provisions of SFAS No. 159 with regard to any assets or liabilities as of June 30, 2009.

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

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is assessing the impact of adopting FSP No. 132(R)-1.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments in the form of FASB Staff Positions (“FSP”) to the fair value measurement, disclosure and other-than-temporary impairment standards:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly,  provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly. It also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amends FASB Statement No. 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009. The Company adopted these standards at June 30, 2009 and there was not a material impact on its consolidated financial statements.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District.  The case is set for trial on Monday, November 30, 2009 in the Circuit Court of Jones County, Mississippi.

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

At the Company's annual meeting of stockholders held May 21, 2009, the following proposals were approved:

Proposal No. 1:

The following individuals were elected to serve as Class II directors of the Company for terms that expire at the annual meeting of stockholders to be held in 2012:

David E. Johnson
Michael W. Chancellor
Andrew D. Stetelman
Ralph T. Simmons
Charles R. Lightsey

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

	For	Against	Withheld
David E. Johnson	1,985,459		6,286
Michael W. Chancellor	1,984,859		6,886
Andrew D. Stetelman	1,985,859		5,886
Ralph T. Simmons	1,930,725		61,020
Charles R. Lightsey	1,985,859		5,886

The terms of the Class II directors expire at the 2012 Annual  Shareholders Meeting, the terms of the Class III directors will expire at the 2010 Annual Shareholders Meeting, and the terms of the Class I directors will expire at the 2011 Annual Shareholders Meeting.  The directors and their classes are:

Class I	Class II	Class III

Gregory H. Mitchell	Michael W. Chancellor	David W. Bomboy, M.D.
Ted E. Parker	David E. Johnson	E. Ricky Gibson
Dennis L. Pierce	Andrew D. Stetelman	Fred A. McMurry
J. Douglas Seidenburg	Ralph T. Simmons	M. Ray (Hoppy) Cole, Jr.
Charles R. Lightsey

Proposal No. 2 Approval of Independent Public Accountants

Set forth below is the number of votes cast for, against, or abstained, with respect to Approval of Independent Public Accountants:

For	Against	Abstain

1,988,817	2,214	714
Proposal No. 3 – Advisory Vote on Executive Compensation

Set forth below is the number of votes cast for, against, or abstained, with respect to Advisory Vote on Executive Compensation.

For	Against	Abstain

1,953,490	22,094	16,161

Proposal No. 4 – Shareholder Proposal related to Director Classification

Set forth below is the number of votes cast for, against, or abstained, with respect to Shareholder Proposal related to Director Classification

For	Against	Abstain

219,912	1,238,772	80,382

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)        Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       The Company filed one report on Form 8-K during the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ DAVID E. JOHNSON
8-12-09	David E. Johnson,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
8-12-09	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer