Form 10-Q
period 2009-09-30
FIRST BANCSHARES INC /MS/
filed 2009-11-16
CIK 947559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   September 30, 2009
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

ON September 30, 2009, 3,019,869 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

                                    YES  ☐   NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐  NO  ☒

PART I - FINANCIAL INFORMATION  ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ Amounts in Thousands)	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$8,113	$8,887
Interest-bearing deposits with banks	277	2,762
Federal funds sold	10,419	13,359

TOTAL CASH AND CASH EQUIVALENTS	18,809	25,008

Securities held-to-maturity, at amortized cost	3	12
Securities available-for-sale, at fair value	119,200	99,679
Other securities	2,413	2,612
Loans held for sale	4,195	3,113
Loans	317,207	319,972
Allowance for loan losses	(4,827)	(4,785)

LOANS, NET	312,380	315,187

Premises and equipment	14,436	15,279
Interest receivable	2,250	2,605
Cash surrender value	5,819	5,660
Other real estate	2,499	1,629
Goodwill	702	702
Other assets	3,183	3,338

TOTAL ASSETS	$485,889	$474,824

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$48,730	$57,594
Time, $100,000 or more	90,720	87,944
Interest-bearing	254,046	232,541

TOTAL DEPOSITS	393,496	378,079

Interest payable	712	850
Borrowed funds	32,063	46,027
Subordinated debentures	10,310	10,310
Other liabilities	6,128	2,990

TOTAL LIABILITIES	442,709	438,256

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, authorized 10,000,000 shares; 3,046,363 shares issued at September 30, 2009 and 3,016,695 shares issued at December 31, 2008	3,046	3,017
Preferred stock, no par value $1,000 per share liquidation, 10,000,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2009 and no shares issued at December 31, 2008	4,758	-
Treasury stock, at cost, 26,494 shares at September 30, 2009 and December 31, 2008	(464)	(464)
Additional paid-in capital	23,419	22,942
Retained earnings	12,419	11,482
Accumulated other comprehensive income (loss)	2	(409)

TOTAL SHAREHOLDERS' EQUITY	43,180	36,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$485,889	$474,824

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ Amounts in Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

INTEREST INCOME:
Loans, including fees	$5,538	$6,453	$16,751	$20,862
Securities:
Taxable	695	933	2,246	2,682
Tax exempt	256	217	697	625
Other	12	69	81	353

TOTAL INTEREST INCOME	6,501	7,672	19,775	24,522

INTEREST EXPENSE:
Deposits	2,085	2,659	6,547	9,124
Other borrowings	408	524	1,392	1,865

TOTAL INTEREST EXPENSE	2,493	3,183	7,939	10,989

NET INTEREST INCOME	4,008	4,489	11,836	13,533
PROVISION (CREDIT)FOR LOAN LOSSES	(36)	721	1,056	1,721

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,044	3,768	10,780	11,812

NONINTEREST INCOME:
Service charges on deposit accounts	515	591	1,474	1,671
Other service charges, commissions and fees	233	204	633	801

TOTAL NONINTEREST INCOME	748	795	2,107	2,472

NONINTEREST EXPENSES:
Salaries and employee benefits	2,140	2,377	6,355	7,222
Occupancy and equipment expense	500	523	1,491	1,615
Impairment loss – security	14	-	85	-
Other operating expenses	1,067	1,185	3,409	3,387

TOTAL NONINTEREST EXPENSES	3,721	4,085	11,340	12,224

INCOME BEFORE INCOME TAXES	1,071	478	1,547	2,060

INCOME TAXES	301	143	405	596

NET INCOME	770	335	1,142	1,464

PREFERRED DIVIDENDS	63	-	163	-

PREFERRED STOCK ACCRETION	14	-	42	-

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$693	$335	$937	$1,464

EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS – BASIC	$.23	$.11	$.31	$.49
EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS – DILUTED	.23	.11	.31	.48
DIVIDENDS PER SHARE - COMMON	-	.075	-	.225

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ Amounts in Thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance,
January 1, 2008	$3,015	$-	$22,929	$10,306	$494	$(464)	$36,280
Net income	-	-	-	1,464	-	-	1,464
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	-	-	-	-	(1,104)	-	(1,104)
Adoption of
SFAS 123R	-	-	2	-	-	-	2
Exercise of stock options	2	-	11	-	-	-	13
Cash dividend declared $.15 per share	-	-	-	(672)	-	-	(672)
Balance, Sept. 30, 2008	$3,017	$-	$22,942	$11,098	$(610)	$(464)	$35,983

Balance, January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net income	-	-	-	1,142	-	-	1,142
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	-	-	-	-	394	-	394
Net change in unrealized gain (loss) on loans held for sale, net of tax	-	-	-	-	17	-	17
Issuance of preferred stock and warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	29	-	193	-	-	-	222
Accretion of preferred stock discount	-	42	-	(42)	-	-	-
Dividends on preferred stock	-	-	-	(163)	-	-	(163)
Balance, Sept. 30, 2009	$3,046	$4,758	$23,419	$12,419	$2	$(464)	$43,180

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)
	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,142	$1,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	631
Provision for loan losses	1,056	1,721
Impairment loss on security	85	-
Loss on sale/writedown of ORE	128	82
Loss on disposal of premises and equipment	28	-
Increase in cash value of life insurance	(159)	(90)
Federal Home Loan Bank stock dividends	(11)	(61)
Changes in:
Interest receivable	355	938
Loans held for sale	(1,082)	1,345
Interest payable	(138)	(358)
Other, net	3,661	2,254

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,032	7,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	36,581	24,340
Purchases of securities available-for-sale	(55,997)	(34,401)
Net decrease in loans	226	31,157
Net (additions) disposals of premises and equipment	236	(599)
Net redemption of other securities	210	196

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,744)	20,693

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	15,417	5,713
Net decrease in borrowed funds	(13,964)	(13,518)
Dividend paid on common stock	-	(672)
Dividend paid on preferred stock	(163)	-
Proceeds from issuance of preferred stock and warrant	5,000	-
Exercise of stock options	223	13
Other	-	2

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,513	(8,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,199)	20,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,008	11,341

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,809	$31,498

SUPPLEMENTAL DISCLOSURES:
CASH PAYMENTS FOR INTEREST	$8,077	$11,347
CASH PAYMENTS FOR INCOME TAXES	719	1,389
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,110	1,030

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association.

At September 30, 2009, the Company had approximately $485.9 million in assets, $321.4 million in loans, $393.5 million in deposits, and $43.2 million in shareholders' equity.  For the nine months ended September 30, 2009, the Company reported a net income of $1,142,000 ($936,000 applicable to common shareholders).

In the first, second and third quarters of 2008, the Company declared and paid quarterly dividends of $.075 per common share for each quarter and in the fourth quarter of 2008, no dividend was paid.

No dividend was paid on common shares in the first, second and third quarters of 2009.

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

	For the Three Months Ended
	September 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$693,000	3,019,869	$.23

Diluted per share	$693,000	3,019,869	$.23

	For the Nine Months Ended
	September 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$936,000	3,008,617	$.31

Diluted per share	$936,000	3,008,617	$.31

	For the Three Months Ended
	September 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$335,000	2,989,801	$.11
Effect of dilutive shares:
Stock options	-	69,627

Diluted per share	$335,000	3,059,428	$.11

	For the Nine Months Ended
	September 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per share	$1,464,000	2,989,487	$.49
Effect of dilutive shares:
Stock options	-	69,627

Diluted per share	$1,464,000	3,059,114	$.48

No stock options were granted during the nine months ended September 30, 2009.

NOTE E - COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Condensed Consolidated Statements of Income:

($ Amounts in Thousands)
	Three Months Ended
	September 30,
	2009	2008

Net Income	$770	$335

Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains(losses)on securities during the period	297	(629)
Unrealized gain on loans held for sale carried at fair value during the period	17	-

Comprehensive Income (Loss)	$1,084	$(294)

Unrealized holding gains (losses) on securities during the period	$297	$(629)

Unrealized gain on loans held for sale carried at fair value during the period	17	-

Accumulated Other Comprehensive Income (Loss), beginning of period	(312)	19

Accumulated Other Comprehensive Income (Loss), end of period	$2	$(610)

	Nine Months Ended
	September 30,
	2009	2008

Net Income	$1,142	$1,464

Other Comprehensive Income (Loss) net of tax:
Unrealized holding gains (losses) on securities during the period	394	(1,104)
Unrealized gain on loans held for sale carried at fair value during the period	17	-

Comprehensive Income	$1,553	$360

Unrealized holding gains (losses) on securities during the period	$394	$(1,104)

Unrealized gain on loans held for sale carried at fair value during the period	17	-

Accumulated Other Comprehensive Income (Loss), beginning of period	(409)	494

Accumulated Other Comprehensive Income (Loss), end of period	$2	$(610)

NOTE F — FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Corporation adopted guidance that establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance has been applied prospectively as of the beginning of the period.

The guidance defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with the guidance, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fall as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$119,200	$0	$116,188	$3,012

December 31, 2008

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$99,679	$0	$99,679	$0

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard Board. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2009, amounted to $2.5 million.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

September 30, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,004	$0	$6,004	$0

Other real estate owned	$2,499	$0	$2,499	$0

December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,101	$0	$6,101	$0

Other real estate owned	$1,629	$0	$1,629	$0

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

Deposits – The fair values of demand deposits are, as required by guidance equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$18,809	$18,809	$25,008	$25,008
Securities available-for-sale	119,200	119,200	99,679	99,679
Securities held-to-maturity	3	3	12	12
Other securities	2,413	2,413	2,612	2,612
Loans, net	316,575	328,869	318,300	332,389

Liabilities:
Noninterest-bearing deposits	$48,730	$48,730	$57,594	$57,594
Interest-bearing deposits	344,766	342,012	320,485	325,777
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	32,063	32,063	46,027	46,027

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At September 30, 2009 and December 31, 2008, respectively, loans accounted for 71% and 75% of earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	September 30,		December 31,
	2009		2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$4,195	1.3%	$3,113	1.0%
Commercial, financial and agricultural	44,301	13.8%	37,861	11.7%
Real Estate:
Mortgage-commercial	90,105	28.0%	84,181	26.1%
Mortgage-residential	101,622	31.6%	100,603	31.1%
Construction	67,759	21.1%	81,178	25.1%
Consumer and other	13,420	4.2%	16,149	5.0%
Total loans	321,402	100%	323,085	100%

Allowance for loan losses	(4,827)		(4,785)
Net loans	$316,575		$318,300

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

Loans held for sale consist of mortgage loans originated by the bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

NOTE H — SECURITIES

The following disclosure of the estimated fair value of financial instruments is made in accordance with authoritative guidance. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	39,853	503	16	40,340
Tax-exempt and taxable obligations of states and municipal subdivisions	36,334	1,055	48	37,341
Mortgage-backed securities	28,049	974	56	28,967
Corporate obligations	13,878	59	2,322	11,615
Other	1,238	-	301	937
Total	$119,352	$2,591	$2,743	$119,200

Held-to-maturity securities:
Mortgage-backed securities	$3	$0	$0	$3

NOTE I — ALLOWANCE FOR LOAN LOSSES

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior four years is utilized in determining the appropriate allowance. Historical loss factors are determined by graded and ungraded loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

The second part of the allowance is determined in accordance with authoritative guidance regarding loan impairment. Impaired loans are determined based upon a review by internal loan review and senior loan officers. Impaired loans are loans for which the bank does not expect to receive contractual interest and/or principal by the due date. A specific allowance is assigned to each loan determined to be impaired based upon the value of the loan’s underlying collateral. Appraisals are used by management to determine the value of the collateral.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were available to be issued.

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

The First represents the primary asset of the Company. The First reported total assets of $484.9 million at September 30, 2009, compared to $473.8 million at December 31, 2008. Loans decreased $1.7 million, or .5%, during the first nine months of 2009. Deposits at September 30, 2009, totaled $393.9 million compared to $378.6 million at December 31, 2008. For the nine month period ended September 30, 2009, The First reported net income of $1.4 million compared to $1.9 million for the nine months ended September 30, 2008.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2009, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2009, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$7,075
Past due 90 days or more and still accruing	621

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $6.0 million at September 30, 2009, an increase of $2.6 million from December 31, 2008. This increase is due to the weakening real estate markets. These weakening economic conditions are incorporated into the methodology of determining the amount of our allowance for loan losses by adjusting historical loss factors. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned (consisting of foreclosed properties) totaled $2.5 million at September 30, 2009. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms and that these concessions would not have otherwise been granted. The First had $4.0 million in restructured loans at September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $18.8 million as of September 30, 2009. In addition, loans and investment securities repricing or maturing within one year or less exceed $145 million at September 30, 2009. Approximately $36.8 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.9 million at September 30, 2009.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at September 30, 2009, is $43.2 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2009, were as follows:

Tier 1 leverage	10.69%
Tier 1 risk-based	14.80%
Total risk-based	16.04%

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2011, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. On July 27, 2007, the Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2012, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the provisions of authoritative guidance, the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $770,000 for the three months ended September 30, 2009, compared with consolidated net income of $335,000 for the same period last year.

Net interest income decreased to $4.0 million from $4.5 million for the three months ended September 30, 2009, or a decrease of 10.7% as compared to the same period in 2008. Earning assets through September 30, 2009, increased $2.0 million, or ..4% and interest-bearing liabilities decreased $14.0 million or 3.8% when compared to June 30, 2009.

Non interest income for the three months ended September 30, 2009, was $748,000 compared to $795,000 for the same period in 2008, reflecting a decrease of $47,000 or 5.9%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2009, totaled $515,000 compared to $591,000 for the same period in 2008.

Non interest expense decreased by $364,000 or 8.9% for the three months ended September 30, 2009, when compared with the same period in 2008. The decrease is primarily due to the ongoing efforts to reduce expenses while maintaining our current level of customer service.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $1,142,000 for the nine months ended September 30, 2009, compared with consolidated net income of $1,464,000 for the same period last year.

Net interest income after provision for loan losses decreased to $10,780,000 from $11,812,000 for the nine months ended September 30, 2009, or a decrease of 8.7% as compared to the same period in 2009. Earning assets through September 30, 2009, increased $7.4 million, or 1.7% and interest-bearing liabilities decreased $20.3 million when compared to September 30, 2008.

Noninterest income for the nine months ended September 30, 2009, was $2,107,000 compared to $2,472,000 for the same period in 2008, reflecting a decrease of $365,000 or 14.8%. Included in noninterest income are service charges on deposit accounts, which for the nine months ended September 30, 2009, totaled $1,474,000 compared to $1,671,000 for the same period in 2008, reflecting a decrease of $197,000. A one time gain on the sale of bank property of $92,000 was recognized during the second quarter of 2008, which accounted for 46.7% of that decrease.

The provision for loan losses was $1,056,000 in the nine months ended September 30, 2009, compared with $1,721,000 for the same period in 2008. The allowance for loan losses of $4.8 million at September 30, 2009 (approximately 1.52% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses decreased by $884,000 or 7.2% for the nine months ended September 30, 2009, when compared with the same period in 2008. We achieved this overall decrease of $884,000 while our FDIC and OCC assessments reflected an increase of $388,000 over the same period.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of September 30, 2009, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2009, FASB issued the Accounting Standards Codification (ASC) which became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In April 2009, the FASB issued authoritative guidance regarding recognition and presentation of other-than-temporary impairments that changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The guidance is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the guidance in the second quarter did not have a material impact on the Company’s financial condition or results of operations.

In February 2009, the FASB issued authoritative guidance regarding accounting for assets acquired and liability assumed in a business combination that arise from contingencies, that amends provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

In January 2009, FASB issued guidance to replace the requirement to use market participant assumptions when determining future cash flows and, instead, requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows. It requires an entity to consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts when developing estimates of future cash flows. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial condition or results of operations.

In December 2008, the FASB issued authoritative guidance for employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations on risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The Company is assessing the impact of adopting the guidance.

In May 2008, the FASB issued guidance which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This guidance will be effective for fiscal periods after July 1, 2009. The Company will adopt the provisions when required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In April 2008, the FASB issued authoritative guidance for the determination of the useful life of intangible assets which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance for determining goodwill and other intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the guidance during the first quarter of 2009, did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued guidance requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. This is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The statement provides only for enhanced disclosures. The Company does not participate in derivative instruments or hedging activities. Therefore, adoption will have no impact on our financial position, results of operations, and cash flows.

In February 2008, the FASB issued alternative guidance which deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009. The adoption of the guidance during the first quarter of 2009 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued guidance which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This guidance applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. This guidance is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. This guidance will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net earnings and other comprehensive income to noncontrolling interests, and provide other disclosures required. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operation, and cash flows.

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

The allegations by Welch against the Company and the Bank include counts of 1) Intentional Misrepresentation and Omission; 2) Negligent Misrepresentation and/or Omission; 3) Breach of Fiduciary Duty; 4) Breach of Duty of Good Faith and Fair Dealing; and 5) Civil Conspiracy. The First Amended Complaint served by Welch on October 8, 2007 added the Company and the Bank as defendants in this ongoing litigation. The Plaintiff seeks damages from all the defendants, including $2,957,385.00, annual dividends for the year 2006 in the amount of $.30 per share, punitive damages, and attorneys' fees and costs, and is more fully described in Form 8-K filed by the Company on October 10, 2007. The Company and the Bank both deny any liability to Welch, and they intend to defend vigorously against this lawsuit.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The Company filed two reports on Form 8-K during the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY ‘HOPPY’ COLE, JR.
11-13-2009	M. Ray “Hoppy” Cole, Jr,
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
11-13-2009	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer