Form 10-K
period 2009-12-31
FIRST BANCSHARES INC /MS/
filed 2010-03-30
CIK 947559

                                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                                    WASHINGTON, D.C. 20549

                                                           FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes                         No      X
   ------------                ------------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d)
of the Act.

Yes                         No      X
   ------------                ------------

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

Yes     X                    No
   ------------                ------------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes                         No
   ------------                ------------

Indicate by check mark  if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K       X
             -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).      Yes              No     X
               -------          --------

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,"
"accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer      Smaller reporting company   X
                        ----                   ----                        ----                           -----

         Based on the price at which the registrant's Common Stock was last sold at March 25, 2010, at that date, the aggregate market value of  the registrant's  Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are
"affiliates") was  $19,927,655.

         State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  3,019,869  on March 25, 2010.

                                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 20, 2010, and the Annual Report to the Stockholders for the year ended
December 31, 2009.

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
                                                                                                          Page

                                                  PART I

                                                 PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............................................19
ITEM 6.      SELECTED FINANCIAL DATA........................................................................19
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..........................................................................19
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES.......................................................19
ITEM 8.      FINANCIAL STATEMENTS...........................................................................19
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................20
ITEM 11.     EXECUTIVE COMPENSATION.........................................................................21
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................................................21
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................21
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................21

                                                  PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................21

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

ITEM 1.      BUSINESS

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the “Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins,and one in Gulfport, Mississippi. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties, Mississippi. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 110 S. 40th Ave. in Hattiesburg, a fifth location on Hwy 15 North in Laurel, a sixth location on Hwy 43 South in Picayune, a seventh location on Jackson Avenue in Pascagoula, an eighth location on Hwy 90 in Bay St. Louis, a ninth location on Border Ave. in Wiggins and a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi.

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

Employees

As of March 25, 2010, the Company had 149 full-time employees and 9 part-time employees.

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

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 6, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 5,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “UST Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 54,705 shares of the Company’s Common Stock for an exercise price of $13.71 per share.

The UST Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant has a 10-year term and is immediately exercisable upon its issuance, and its exercise price is subject to anti-dilution adjustments.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The Company is participating in the TAGP.

Effects of American Reinvestment and Recovery Act of 2009

On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the CPP. These restrictions apply to us and are further detailed in implementing regulations found at 31 CFR Part 30. (Any reference to “ARRA” herein includes a reference to the implementing regulations.)

ARRA prohibits bonus and similar payments to the most highly compensated employee of the Company. The prohibition does not apply to bonuses payable pursuant to “employment agreements” in effect prior to February 11, 2009. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP-related obligations have been satisfied, and any other conditions which the Treasury may specify have been met.

ARRA prohibits any payment to the principal executive officer, the principal financial officer, and any of the next eight most highly compensated employees upon departure from the Company for any reason for as long as any CPP-related obligations remain outstanding.

Under ARRA CPP-participating companies are required to recover any bonus or other incentive payment paid to the principal executive officer, the principal financial officer, or any of the next 23 most highly compensated employees on the basis of materially inaccurate financial or other performance criteria.

ARRA prohibits CPP participants from implementing any compensation plan that would encourage manipulation of the reported earnings of the Company in order to enhance the compensation of any of its employees.

ARRA requires the Chief Executive Officer and the Chief Financial Officer of any publicly-traded CPP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the company’s annual filings with the SEC beginning in 2010.

ARRA requires each CPP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

ARRA directs the Treasury to review bonuses, retention awards, and other compensation paid to the Chief Executive Officer and the next four other highest paid executive officer of the Company and the next 20 most highly compensated employees of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with CPP or otherwise in conflict with the public interest.

AARA also prohibits the payment of tax gross-ups; required disclosures related to perquisite payments and the engagement, if any, by the CPP participant of a compensation consultant; and prohibits the deduction for tax purposes of executive compensation in excess of $500,000 for each applicable senior executive.

These standards could change based on subsequent guidance issued by the Treasury or the Internal Revenue Service. Both prior to its participation in the CPP, and for so long as the Treasury continues to hold equity interests in the Company issued under the CPP, the Company will monitor its compensation arrangements and modify such compensation arrangements, agree to limit and limit its compensation deductions, and take such other actions as may be necessary to comply with the standards discussed above, as they may be modified from time to time. The Company does not anticipate that any material changes to its existing executive compensation structure will be required to comply with the executive compensation standards included in the CPP.

The Company

Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the “BHCA”).

The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi law, banks may open branches throughout Mississippi with the prior approval of the OCC. In addition, with prior regulatory approval, banks are able to acquire existing banking operations in Mississippi. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See “Recent Legislative Developments.”

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2009, the Company and The First, were qualified as “well capitalized.”

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

In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act, and regulations adopted by the SEC require the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal controls over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system. See “Legislative and Regulatory Initiatives to Address Financial and Economic Crises” above.

ITEM 1A.      RISK FACTORS

Making or continuing an investment in securities, including the Company’s Common Stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect the Company’s business and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

We may be vulnerable to certain sectors of the economy

A portion of the loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

Difficult market conditions have adversely affected the industry in which we operate

The capital and credit markets have been experiencing volatility and disruption for more than two years, causing volatility and disruption to reach unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity generally. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. Also, the economic downturn could exacerbate our exposure to credit risk, particularly in our real estate markets, as lower home prices and increased foreclosures may result in higher charge-offs and delinquencies.

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations

A sudden or severe downturn in the economy in the geographic markets we serve in the state of Mississippi may affect the ability of our customers to meet loan payments obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of our market areas could negatively impact the financial results of the Company’s banking operations and its profitability.

Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on our liquidity.

We are subject to a risk of rapid and significant changes in market interest rates

Our assets and liabilities are primarily monetary in nature, and as a result we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

At present the Company’s one-year interest rate sensitivity position is slightly asset sensitive, but a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An unanticipated increase in inflation could cause operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

The fair market value of the securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect profitability

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect our ability to operate

Our market areas are susceptible to natural disasters such as hurricanes. Natural disasters can disrupt operations, result in damage to properties and negatively affect the local economies in which we operate. The Company cannot predict whether or to what extent damage caused by future hurricanes will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect our earnings

The Company as lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. Credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase the allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The First Bancshares may need to rely on the financial markets to provide needed capital

The First Bancshares’ Common Stock is listed and traded on the NASDAQ stock market. Although the Company anticipates that its capital resources will be adequate for the foreseeable future to meet its capital requirements, at times we may depend on the liquidity of the NASDAQ stock market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, First Bancshares may be constrained in raising capital. Should these risks materialize, the ability to further expand its operations through internal growth may be limited.

We are subject to regulation by various Federal and State entities

The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the OCC. New regulations issued by these agencies may adversely affect First Bancshares’ ability to carry on its business activities. First Bancshares is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

The Company is also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of First Bancshares and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect the Company.

We engage in acquisitions of other businesses from time to time

On occasion, the Company will engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that First Bancshares is aware of, that could result in unexpected costs.

We are subject to industry competition which may have an impact upon its success

The profitability of the Company depends on its ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in operations.

Future issuances of additional securities could result in dilution of shareholders’ ownership

The Company may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, the Company may issue stock options or other stock grants to retain and motivate our employees. Such issuances of Company securities will dilute the ownership interests of the Company’s shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value

Certain provisions of state and federal law and the Company’s articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including The First Bancshares’ shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in the Company’s articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in the Company’s articles of incorporation could result in the Company being less attractive to a potential acquiror.

Securities issued by the Company, including First Bancshares’ Common Stock, are not FDIC insured

Securities issued by the Company, including The First Bancshares’ Common Stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by the Treasury in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the Capital Purchase Program, a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions. On November 21, 2008, the FDIC adopted a Final rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC can guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, noninterest-bearing bank transaction accounts. On February 17, 2009, President Obama signed into law the ARRA. The purposes of the legislation are to preserve and create jobs, to assist those most impacted by the recession, to provide investments to increase economic efficiency in health services, to invest in transportation, environmental protection and other infrastructure, and to stabilize local and state governments.

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

The failure of other financial institutions could adversely affect the Company

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

Concern by customers over deposit insurance may cause a decrease in deposits and changes in the mix of funding sources available to the Company

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Company’s results of operations and financial condition

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties, and is intended to determine whether declines in the fair value of investment should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuers’ financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Company’s quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, the Company’s management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which would have a material adverse effect on our results of operations and financial condition.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the limit on FDIC coverage has been increased to $250,000 through December 31, 2013. These developments have caused the premiums assessed to the Company by the FDIC to increase.

The Company is a participant in the FDIC Temporary Liquidity Guarantee Program. Participating in this program requires the payment of additional insurance premiums to the FDIC.

Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on the Company’s results of operations.

The Company participates in the U.S. Treasury's Capital Purchase Program
     o   The Company received $5,000,000 in funding under the Capital Purchase Program in exchange for preferred stock and preferred stock warrants during 2009.  Participation in this program constrains the Company's ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses.  The Company will have to repay these funds by raising capital within the next four years to keep its dividend costs from increasing to 9% per annum.

     o   The rules that govern the Capital Purchase Program include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company's most highly compensated employees. It is possible that compensation restrictions imposed by the
         Capital Purchase Program and the American Reinvestment and Recovery Act of 2009 could impede our ability to attract and retain qualified executive officers.

     o   Our participation in the Capital Purchase Program limits our quarterly dividend payments to no more than $.15 per share through the first quarter of 2012 without prior regulatory approval.
         Our ability to repurchase our common stock is also restricted.

     o   Since the Capital Purchase Program was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could also create some reputational risk. This reputation of the program could impede the Company's ability to attract business in competition with other financial institutions that did not participate.
         This reputational risk could also impede the Company's ability to attract and retain qualified executive officers.

As a result of the Company’s participation in the Capital Purchase Program (CPP), the Company may face additional regulation and cannot predict the cost or effects of compliance at this time

In connection with the Company’s participation in the CPP, the Company and the Bank may face additional regulations and/or reporting requirements, including, but not limited to, the following:

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

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

The Company believes that the Bank’s facilities will adequately serve its needs.

ITEM 3.      LEGAL PROCEEDINGS

From time to time the Company and/or the Bank may be named as defendants in various lawsuits arising out of the normal course of business. On October 8, 2007, The First Bancshares, Inc. (the “Company”) and its subsidiary, The First, A National Banking Association (the “Bank”) were formally named as defendants and served with a First Amended Complaint in litigation styled Nick D. Welch v. Oak Grove Land Company, Inc., Fred McMurry, David E. Johnson, J. Douglas Seidenburg, The First, a National Banking Association, The First Bancshares, Inc., and John Does 1 through 10, Civil Action No. 2006-236-CV4, pending in the Circuit Court of Jones County, Mississippi, Second Judicial District (the “First Amended Complaint”).

The allegations by Welch against the Company and the Bank include counts of 1) Intentional Misrepresentation and Omission; 2) Negligent Misrepresentation and/or Omission; 3) Breach of Fiduciary Duty; 4) Breach of Duty of Good Faith and Fair Dealing; and 5) Civil Conspiracy. The First Amended Complaint served by Welch on October 8, 2007 added the Company and the Bank as defendants in this ongoing litigation. The Plaintiff seeks damages from all the defendants, including $2,957,385, annual dividends for the year 2006 in the amount of $.30 per share, punitive damages, and attorneys’ fees and costs, and is more fully described in Form 8-K filed by the Company on October 10, 2007. The Company and the Bank both deny any liability to Welch, and they intend to defend vigorously against this lawsuit.

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008, based upon the Court’s federal question jurisdiction. On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi. The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District. The case is currently set for trial on June 14, 2010, in the Circuit Court of the Second Judicial District of Jones County, Mississippi.

On January 29, 2010, the Circuit Court of the Second Judicial District of Jones County, Mississippi entered an Agreed Order granting Plaintiff’s motion to amend his complaint to assert a declaratory judgment action against Kansas Bankers Surety Company on the question of insurance coverage.

ITEM 4.      RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                    AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 62 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 7 of Management’s Discussion and Analysis for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS

In response to this Item, the information contained on pages 29 through 61 of the Company's Annual Report to Shareholders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).      CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2009, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2009.

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

/s/ M. Ray (Hoppy) Cole, Jr.                                /s/  Dee Dee Lowery
-------------------------------                             ----------------------------------------
CEO and President                                           Executive VP and Chief Financial Officer
March 25, 2010                                              March 25, 2010
ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent Securities and Exchange Commission laws and regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

As a CPP/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11.      EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENTAND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 27, 2010, is incorporated herein by reference.

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

         13                The Company's 2009 Annual Report

         21                Subsidiaries of the Company

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications

         99.1              EESA Certification of CEO

         99.2              EESA Certification of CFO

                                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE FIRST BANCSHARES, INC.

Date: March 25, 2010                                          By: /s/ M. Ray (Hoppy) Cole, Jr.
                                                                 -----------------------------------
                                                                   M. Ray (Hoppy) Cole, Jr.
                                                                   Chief Executive Officer and
                                                                   President (Principal Executive
                                                                   Officer)

Date: March 25, 2010                                          By: /s/ Dee Dee Lowery
                                                                 -----------------------------------
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

SIGNATURES                                         CAPACITIES                        DATE
----------                                         ----------                        ----

/s/ E. Ricky Gibson                                Director                       March 25, 2010
----------------------------
/s/ Charles R. Lightsey                            Director                       March 25, 2010
----------------------------
/s/ J. Douglas Seidenburg                          Director                       March 25, 2010
----------------------------
/s/ Andy Stetelman                                 Director                       March 25, 2010
----------------------------
David W. Bomboy                                    Director
----------------------------                                                      -----------------
/s/ Ted E. Parker                                  Director                       March 25, 2010
----------------------------
/s/ Michael W. Chancellor                          Director                       March 25, 2010
----------------------------
/s/ Fred McMurry                                   Director                       March 25, 2010
----------------------------
/s/ Dennis L. Pierce                               Director                       March 25, 2010
----------------------------
/s/ Gregory Mitchell                               Director                       March 25, 2010
----------------------------
/s/ David E. Johnson                               Chairman of the Board          March 25, 2010
----------------------------                       and Director
/s/ M. Ray (Hoppy) Cole, Jr.                       CEO, President and Director    March 25, 2010
----------------------------                       (Principal Executive Officer)
/s/ Dee Dee Lowery                                 Executive VP & Chief       March 25, 2010
----------------------------                       Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)