Form 10-Q
period 2010-03-31
FIRST BANCSHARES INC /MS/
filed 2010-05-17
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:    33-94288

THE FIRST BANCSHARES, INC.
(EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

ON MARCH 31, 2010, 3,019,869 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐ NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
($ amounts in thousands)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$4,026	$8,120
Interest-bearing deposits with banks	371	296
Federal funds sold	34,198	7,575

Total cash and cash equivalents	38,595	15,991

Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	109,863	112,231
Other securities	2,384	2,384

Total securities	112,250	114,618

Loans held for sale	1,296	3,692
Loans	330,055	315,103
Allowance for loan losses	(4,504)	(4,762)

Loans, net	326,847	314,033

Premises and equipment	14,326	14,279
Interest receivable	2,239	2,318
Cash surrender value of life insurance	5,934	5,857
Goodwill	702	702
Other assets	10,421	9,754

	$511,314	$477,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$47,693	$48,527
Interest-bearing	371,382	335,227

TOTAL DEPOSITS	419,075	383,754

Interest payable	499	672
Borrowed funds	32,011	32,037
Subordinated debentures	10,310	10,310
Other liabilities	5,093	7,163

TOTAL LIABILITIES	466,988	433,936

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per	4,787	4,773
share liquidation, 10,000,000 shares
authorized; 5,000 shares issued and
outstanding at March 31, 2010 and at
December 31, 2009
Common stock, $1 par value authorized	3,046	3,046
10,000,000 shares; 3,046,363
shares issued at March 31, 2010 and
at December 31, 2009
Additional paid-in capital	23,418	23,418
Retained earnings	13,178	12,944
Accumulated other comprehensive income(loss)	361	(101)
Treasury stock, at cost, 26,494 shares at
March 31, 2010 and at December 31, 2009	(464)	(464)
TOTAL STOCKHOLDERS' EQUITY	44,326	43,616
	$511,314	$477,552

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
($ amounts in thousands, except earnings and dividends per share)

	(Unaudited) Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$5,010	$5,183
Interest and dividends on securities:
Taxable interest and dividends	568	821
Tax exempt interest	301	214
Interest on federal funds sold	5	35
TOTAL INTEREST INCOME	5,884	6,253

INTEREST EXPENSE:
Interest on deposits	1,727	2,248
Interest on borrowed funds	367	564

TOTAL INTEREST EXPENSE	2,094	2,812
NET INTEREST INCOME	3,790	3,441

PROVISION FOR LOAN LOSSES	165	628
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,625	2,813

OTHER INCOME:
Service charges on deposit accounts	577	593
Other service charges and fees	371	504
Impairment loss on securities:
Total other-than-temporary impairment loss	(755)	-
Less: Portion of loss recognized in other
comprehensive income	648	-
Net impairment loss recognized in earnings	(107)	-
TOTAL OTHER INCOME	841	1,097

OTHER EXPENSES:
Salaries and employee benefits	2,103	2,128
Occupancy and equipment	517	516

Other	1,078	1,014
TOTAL OTHER EXPENSES	3,698	3,658

INCOME BEFORE INCOME TAXES	768	252

INCOME TAXES	232	61
NET INCOME	536	191

PREFERRED DIVIDENDS	62	38

PREFERRED STOCK ACCRETION	14	14
NET INCOME APPLICABLE TO COMMON
STOCKHOLDERS	$460	$139

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.15	$.05
DILUTED	.15	.05
DIVIDENDS PER SHARE - COMMON	.075	-

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance,
January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net income	-	-	-	191	-	-	191
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	495	-	495
Issuance of preferred stock and warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	3	-	23	-	-	-	26
Accretion of preferred stock discount	-	14	-	(14)	-	-	-

Dividends on preferred stock	-	-	-	(38)	-	-	(38)
Balance, March 31, 2009	$3,020	$4,730	$23,249	$11,621	$86	$(464)	$42,242
Balance,
January 1, 2010	$3,046	$4,773	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	536	-	-	536
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	461	-	461
Net change in unrealized loss on loans held for sale, net of tax	-	-	-	-	1	-	1
Accretion of preferred stock discount	-	14	-	(14)	-	-	-
Dividends on preferred stock	-	-	-	(62)	-	-	(62)
Dividends on common stock, $.075 per share	-	-	-	(226)	-	-	(226)
Balance, March 31, 2010	$3,046	$4,787	$23,418	$13,178	$361	$(464)	$44,326

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ Amounts in Thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$536	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	321	287
Impairment loss on securities	107	-
Provision for loan losses	165	628
Loss on sale/writedown of ORE	40	101
Increase in cash value of life insurance	(77)	(52)
Federal Home Loan Bank stock dividends	(1)	(10)
Changes in:
Interest receivable	79	274
Loans held for sale	2,396	(1,061)
Interest payable	(173)	(172)
Other, net	(1,479)	857

NET CASH PROVIDED BY
OPERATING ACTIVITIES	1,914	1,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities
available-for-sale	14,874	15,795
Purchases of securities available-for-sale	(12,250)	(10,798)
Net (increase) decrease in loans	(16,728)	4,800
Purchases of premises and equipment	(213)	(77)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(14,317)	9,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	35,321	12,709
Net decrease in borrowed funds	(26)	(10,519)
Dividends paid on common stock	(226)	-
Dividends paid on preferred stock	(62)	-
Proceeds from issuance of preferred stock
and warrants	-	5,000
Exercise of stock options	-	26

NET CASH PROVIDED BY
FINANCING ACTIVITIES	35,007	7,216

NET INCREASE IN CASH	22,604	17,979
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,991	25,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,595	$42,987

THE FIRST BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

NOTE B -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At March 31, 2010, the Company had approximately $511.3 million in assets, $331.4 million in loans,$419.1 million in deposits, and $44.3 million in stockholders' equity.  For the three months ended March 31, 2010, the Company reported a net income of $536,000 ($460,000 applicable to common stockholders).

No dividend was paid on common shares during 2009.

In the first quarter of 2010, the Company declared and paid a special dividend of $.05 and a quarterly dividend for the fourth quarter, 2009 of $.025 for a total dividend of $.075 per common share.

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

NOTE D -- EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

	For the Three Months Ended March 31, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$460,000	3,019,869	$.15
Effect of dilutive shares:
Stock options	-	-
Diluted per share	$460,000	3,019,869	$.15

	For the Three Months Ended
	March 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$139,000	2,990,487	$.05
Effect of dilutive shares:
Stock options	-	13,646
Diluted per share	$139,000	3,004,133	$.05

No stock options were granted during the three months ended March 31, 2010.

NOTE E -- COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:
(In thousands)

	Quarter Ended March 31,
	2010	2009
Net Income	$536 $	191
Other Comprehensive Income, net of tax:
Unrealized holding gains on securities
during the period	461	495
Unrealized gain on loans held for sale carried at
fair value during the period	1	-
Comprehensive Income	$998	$686
Unrealized holding gains on securities
during the period	$461 $	495
Unrealized gain on loans held for sale carried at
fair value during the period	1	-

Accumulated Other Comprehensive Income (Loss),
beginning of period	(101)	(409)
Accumulated Other Comprehensive Income,
end of period	$361	$86

NOTE F -- FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted authoritative guidance that established a framework for measuring fair value and expanded disclosures about fair value measurements.

The guidance defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with the guidance, the Company groups its financial assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fall as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$109,863	$903	$105,416	$3,544

December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$112,231	$958	$108,040	$3,233

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2010	2009
Balance, January 1	$3,233	$-
Transfers into Level 3	-	5,338
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included
in earnings	(42)	(111)
Unrealized gain(loss) included in comprehensive income	353	(1,994)
Balance at March 31, 2010 and December 31, 2009	$3,544	$3,233

Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of applicable authoritative guidance. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, or premiums or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 2 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2010, amounted to $4.2 million.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.

March 31, 2010

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$18,808	$-	$18,808	$-
Other real estate owned	$4,174	$-	$4,174	$-

December 31, 2009

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,609	$-	$20,609	$-
Other real estate owned	$2,903	$-	$2,903	$-

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

Deposits – The fair values of demand deposits are, as required by authoritative guidance, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$38,595	$38,595	$15,991	$15,991
Securities available-for-sale	109,863	109,863	112,231	112,231
Securities held-to-maturity	3	3	3	3
Other securities	2,384	2,384	2,384	2,384
Loans, net	326,847	339,198	314,033	326,271
Liabilities:
Noninterest-bearing
Deposits	$47,693	$47,693	$48,527	$48,527
Interest-bearing deposits	371,382	372,868	335,227	337,238
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	32,011	32,011	32,037	32,037

NOTE G -- LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At March 31, 2010 and December 31, 2009, respectively, loans accounted for 69.3% and 72.2% of earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals.

The following table shows the composition of the loan portfolio by category:

	Composition of Loan Portfolio
	March 31,		December 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$1,296	0.4%	$3,692	1.2%
Commercial, financial and agricultural	52,361	15.8	43,229	13.6
Real Estate: Mortgage-commercial 9	98,755	29.8	87,492	27.4
Mortgage-residential	102,111	30.8	102,738	32.2
Construction	65,530	19.8	68,695	21.5
Consumer and other	11,298	3.4	12,949	4.1
Total loans	331,351	100	318,795	100
Allowance for loan losses	(4,504)		(4,762)
Net loans	$326,847		$314,033

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, the Company limits its loan-to-value ratio to 80%.  Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market.  Commitments from investors to purchase the loans are obtained upon origination.

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2009 and March 31, 2010.

Allocation of the Allowance for Loan Losses

	March 31, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$981	15.5%
Commercial Real Estate	2,568	61.6
Consumer Real Estate	729	17.5
Consumer	161	3.3
Unallocated	65	2.1
Total	$4,504	100

	December 31, 2009
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$1,015	13.9%
Commercial Real Estate	2,564	62.2
Consumer Real Estate	687	17.8
Consumer	317	3.9
Unallocated	179	2.2
Total	$4,762	100

The following table represents the Company’s impaired loans at December 31, 2009 and March 31, 2010.  This table excludes performing troubled debt restructurings.

	March 2010	December 2009
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$13,775	$12,295
Impaired loans with a valuation allowance	5,033	8,314
Total impaired loans	$18,808	$20,609
Allowance for loan losses on impaired loans at period End	$1,616	$2,004

Total nonaccrual loans	3,857	4,367

Past due 90 days or more and still accruing	571	1,447

Average investment in impaired loans	19,709	19,114

Interest paid on impaired loans for the period ended March 31, 2010 and year ended December 31, 2009	351	1,297

NOTE H -- SECURITIES

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2010, follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$27,997	$296	$40	$28,253
Tax-exempt and taxable obligations of states and municipal subdivisions	42,373	1,318	25	43,666
Mortgage-backed securities	26,051	897	84	26,864
Corporate obligations	11,687	55	1,565	10,177
Other	1,190	-	287	903
Total	$109,298	$2,566	$2,001	$109,863
Held-to-maturity securities:
Mortgage-backed securities	$3	$0	$0	$3

NOTE I -- ALLOWANCE FOR LOAN LOSSES

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior four years is utilized in determining the appropriate allowance. Historical loss factors are determined by graded and ungraded loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committee, and data and guidance received or obtained from the Company’s regulatory authorities.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued.

NOTE K – RECLASSIFICATION

Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company.  The First reported total assets of $510.4 million at March 31, 2010, compared to $476.6 million at December 31, 2009.  Loans increased $12.6 million, or 3.9%, during the first three months of 2010.  Deposits at March 31, 2010, totaled $419.5 million compared to $384.0 million at December 31, 2009. For the three month period ended March 31, 2010, The First reported net income of $598,000 compared to $284,000 for the three months ended March 31, 2009.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2010, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2010, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$8,213
Past due 90 days or more and still accruing	571

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $3.9 million at March 31, 2010, a decrease of $.5 million from December 31, 2009.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $4.2 million at March 31, 2010.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. At March 31, 2010, the Bank had $2.2 million in commercial loans and $.6 million in consumer loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings $.4 million was 1-4 family performing in accordance with the modified terms and $.4 million was commercial loans performing in accordance with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $38.6 million as of March 31, 2010. In addition, loans and investment securities repricing or maturing within one year or less exceeded $155.3 million at  March 31, 2010.  Approximately $36.8 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.9 million at March 31, 2010.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at March 31, 2010, was $44.3 million, or  approximately 8.7% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2010, were as follows:

Tier 1 leverage	9.59%
Tier 1 risk-based	14.56%
Total risk-based	15.78%

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity.  The debentures are the sole asset of the Trust.  The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities.  The preferred securities are redeemable by the Company in 2011, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.  The preferred securities must be redeemed upon maturity of the debentures in 2036.  Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly.  The terms of the subordinated debentures are identical to those of the preferred securities.   On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable  interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity.  The debentures are the sole asset of Trust 3.  The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities.  The preferred securities are redeemable by the Company in 2012, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.  The preferred securities must be redeemed upon maturity of the debentures in 2037.  Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly.  The terms of the subordinated debentures are identical to those of the preferred securities.   In accordance with the authoritative guidance, the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS

The Company had a net income of $536,000 for the three months ended March 31, 2010, compared with net income of $191,000 for the same period in 2009.

Net interest income increased to $3,790,000 from $3,441,000 for the three months ended March 31, 2010, or an increase of 10.1% as compared to the same period in 2009.  Earning assets through March 31, 2010, increased $28.6 million and  interest-bearing liabilities also increased $27.7 million when compared to March 31, 2009, reflecting an increase of 6.4% and 7.2%, respectively.

Noninterest income for the three months ended March 31, 2010, was  $841,000 compared to $1,097,000 for the same period in 2009, reflecting a decrease of $256,000, or 23.3%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2010, totaled $577,000 compared to $593,000 for the same period in 2009.

The provision for loan losses was $165,000 in the first three months of 2010 compared with $628,000 for the same period in 2009. The allowance for loan losses of $4.5 million at March 31, 2010 (approximately 1.4%  of loans) is considered by management to be adequate to cover losses  inherent in the loan portfolio.  The level of this allowance is dependent  upon a number of factors, including the total amount of past due loans,  general economic conditions, and management's assessment of potential losses.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will  not exceed the allowance for loan losses or that additional increases in  the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses remained flat at $3.7 million for the three months ended March 31, 2010, when compared with the same period in 2009.  This reflected an ongoing effort to reduce expenses while maintaining our excellent level of customer service.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of March 31, 2010, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, Topic 820: Improving Disclosures about Fair Value Measurements.  This ASU requires fair value disclosures to be disaggregated below line items in the balance sheets.  It clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates.  It also required entities to disclose any significant transfers between Levels 1, 2 and 3 during a reporting period and the reasons the transfers were made.  These disclosures, if applicable, were included in this quarterly report on Form 10-Q, as required.

On January 1, 2010, ASU No. 2009-16, Transfers and Servicing, Topic 860: Accounting for Transfers of Financial Assets became effective.  This ASU removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, the Company had no change in its balance sheet or required capital since the Company has not used off-balance sheet financing.

PART II -- OTHER INFORMATION

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District.  The case is set for trial on June 14, 2010 in the Circuit Court of Jones County, Mississippi.

ITEM 1A. RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2009.  Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2010.

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

         b)   The Company filed two reports on Form 8-K during the quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

May 17, 2010	/s/ M. RAY (HOPPY) COLE, JR.
(Date)	M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer

May 17, 2010	/s/ DEEDEE LOWERY
(Date)	DeeDee Lowery, Executive
Vice President and Chief
Financial Officer