Form 10-Q
period 2010-06-30
FIRST BANCSHARES INC /MS/
filed 2010-08-16
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED:   June 30, 2010

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

ON June 30, 2010, 3,019,869 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE): YES ☐ NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES ☐  NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands)	2010	2009
ASSETS
Cash and due from banks	$14,026	$8,120
Interest-bearing deposits with banks	1,348	296
Federal funds sold	13,079	7,575
Total cash and cash equivalents	28,453	15,991

Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	105,327	112,231
Other securities	2,365	2,384
Total securities	107,695	114,618

Loans held for sale	4,964	3,692
Loans	326,488	315,103
Allowance for loan losses	(4,293)	(4,762)
Loans, net	327,159	314,033

Premises and equipment	14,480	14,279
Interest receivable	2,307	2,318
Cash surrender value of life insurance	5,985	5,857
Goodwill	702	702
Other assets	10,230	9,754
	$497,011	$477,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$46,944	$48,527
Interest-bearing	358,235	335,227
TOTAL DEPOSITS	405,179	383,754

Interest payable	421	672
Borrowed funds	30,906	32,037
Subordinated debentures	10,310	10,310
Other liabilities	5,769	7,163
TOTAL LIABILITIES	452,585	433,936

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2010 and at December 31, 2009	4,801	4,773
Common stock, $1 par value authorized 10,000,000 shares; 3,046,363 shares issued at June 30, 2010 and at December 31, 2009	3,046	3,046
Additional paid-in capital	23,418	23,418
Retained earnings	13,674	12,944
Accumulated other comprehensive loss	(49)	(101)
Treasury stock, at cost, 26,494 shares at June 30, 2010 and at December 31, 2009	(464)	(464)
TOTAL STOCKHOLDERS' EQUITY	44,426	43,616
	$497,011	$477,552

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$5,119	$5,165	$10,129	$10,348
Interest and dividends on
securities:
Taxable interest and
dividends	518	730	1,086	1,551
Tax exempt interest	296	227	597	441
Interest on federal funds sold	11	34	16	69

TOTAL INTEREST INCOME	5,944	6,156	11,828	12,409

INTEREST EXPENSE:
Interest on deposits	1,496	2,214	3,223	4,462
Interest on borrowed funds	369	420	736	984

TOTAL INTEREST EXPENSE	1,865	2,634	3,959	5,446

NET INTEREST INCOME	4,079	3,522	7,869	6,963

PROVISION FOR LOAN LOSSES	217	464	382	1,092

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,862	3,058	7,487	5,871

OTHER INCOME:
Service charges on deposit accounts	609	612	1,186	1,205
Other service charges and fees	368	515	739	1,019
Gain on sale of investment securities	51	-	51	-
Impairment loss on securities:
Total other-than-temporary impairment gain (loss)	(242)	(218)	(283)	(218)
Less: Portion of (gain)loss recognized in other comprehensive income	200	147	134	147

Net impairment loss recognized in earnings	(42)	(71)	(149)	(71)
TOTAL OTHER INCOME	986	1,056	1,827	2,153

OTHER EXPENSES:
Salaries and employee benefits	2,169	2,087	4,272	4,215
Occupancy and equipment	549	546	1,066	1,097
Other	1,177	1,257	2,255	2,236

TOTAL OTHER EXPENSES	3,895	3,890	7,593	7,548

INCOME BEFORE INCOME TAXES	953	224	1,721	476
INCOME TAXES	304	43	536	104

NET INCOME	649	181	1,185	372
PREFERRED DIVIDENDS	63	63	125	101
PREFERRED STOCK ACCRETION	14	14	28	28

NET INCOME APPLICABLE
TO COMMON STOCKHOLDERS	$572	$104	$1,032	$243
NET INCOME APPLICABLE TO
COMMON STOCKHOLDERS:
BASIC	$.19	$.03	$.34	$.08
DILUTED	.19	.03	.34	.08
DIVIDENDS PER SHARE - COMMON	.025	-	.10	-

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive
	Common	Preferred	Paid-in	Retained	Income	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance,
January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net income	-	-	-	372	-	-	372
Net change in
unrealized
gain (loss)
on available-
for-sale securities,
net of tax	-	-	-	-	97	-	97
Issuance of
preferred
stock and
warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	29	-	195	-	-	-	224
Accretion of
preferred
stock discount	-	28	-	(28)	-	-	-
Dividends on
preferred
stock	-	-	-	(101)	-	-	(101)
Balance,
June 30, 2009	$3,046	$4,744	$23,421	$11,725	$(312)	$(464)	$42,160

Balance,
January 1, 2010	$3,046	$4,773	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	1,185	-	-	1,185
Net change in
unrealized
gain (loss)
on available-
for-sale securities,
net of tax	-	-	-	-	27	-	27
Net change in
unrealized
gain (loss)
on derivative,
net of tax	-	-	-	-	25	-	25
Accretion of
preferred
stock
discount	-	28	-	(28)	-	-	-
Dividends on
preferred
stock	-	-	-	(125)	-	-	(125)
Dividends on
common stock,
$.10 per
share	-	-	-	(302)	-	-	(302)
Balance,
June 30, 2010	$3,046	$4,801	$23,418	$13,674	$(49)	$(464)	$44,426

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,185	$372
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, amortization and accretion	604	614
Impairment loss on securities	149	71
Gain on sale of securities	(51)	-
Provision for loan losses	382	1,092
Loss on sale/writedown of ORE	52	106
Loss on disposal of premises and equipment	-	28
Increase in cash value of life insurance	(128)	(104)
Federal Home Loan Bank stock dividends	(2)	(10)
Changes in:
Interest receivable	11	331
Loans held for sale	(1,272)	(872)
Interest payable	(251)	(138)
Other, net	(25)	2,136

NET CASH PROVIDED BY
OPERATING ACTIVITIES	654	3,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities
available-for-sale	30,067	26,709
Purchases of securities available-for-sale	(24,445)	(39,056)
(Increase)decrease in other securities	20	(210)
Proceeds from sale of securities available-for-sale	1,051	-
Net (increase) decrease in loans	(14,219)	1,571
Net (additions)disposals in premises and equipment	(533)	278

NET CASH USED IN
INVESTING ACTIVITIES	(8,059)	(10,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	21,425	13,782
Net decrease in borrowed funds	(1,131)	(10,566)
Dividends paid on common stock	(302)	-
Dividends paid on preferred stock	(125)	(101)
Proceeds from issuance of preferred stock
and warrants	-	5,000
Exercise of stock options	-	223

NET CASH PROVIDED BY
FINANCING ACTIVITIES	19,867	8,338

NET INCREASE IN CASH	12,462	1,256

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,991	25,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,453	$26,264

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$4,210	5,584
CASH PAYMENTS FOR INCOME TAXES	607	544
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,983	415

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

NOTE B -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At June 30, 2010, the Company had approximately $497.0 million in assets, $331.5 million in loans,$405.2 million in deposits, and $44.4 million in stockholders' equity.  For the six months ended June 30, 2010, the Company reported a net income of $1,185,000 ($1,032,000 applicable to common stockholders).

No dividend was paid on common shares during 2009.

In the first quarter of 2010, the Company declared and paid a special dividend of $.05 and a quarterly dividend of $.025 for a total dividend of $.075 per common share.

In the second quarter of 2010, the Company declared and paid a dividend of $.025 per common share.

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

	For the Three Months Ended
	June 30, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$572,000	3,019,869	$.19

Diluted per share	$572,000	3,019,869	$.19

	For the Six Months Ended
	June 30, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$1,032,000	3,019,869	$.34

Diluted per share	$1,032,000	3,019,869	$.34

	For the Three Months Ended
	June 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$104,000	3,015,496	$.03

Diluted per share	$104,000	3,015,496	$.03

	For the Six Months Ended
	June 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data
Basic per share	$243,000	3,002,991	$.08

Diluted per share	$243,000	3,002,991	$.08

No stock options were granted during the six months ended June 30, 2010.

NOTE E -- COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$649
		181	$1,185 $	372
Other Comprehensive Income, net of tax:
Unrealized holding gains (losses)on
available-for-sale securities during
the period	(434)	(398)	27	97

Unrealized gain on derivative carried at fair value during the period	24	-	25	-

Comprehensive Income (Loss)	$239	$(217)	$1,237	$469
Unrealized holding gains (losses) on available- for-sale securities during the period	$(434)	$(398)	$27	$97

Unrealized gain on derivative carried at fair value during the period	24	-	25	-

Accumulated Other Comprehensive Income (Loss),beginning of period	361	86	(101)	(409)

Accumulated Other Comprehensive Income, (Loss), end of period	$(49)	$(312)	$(49)	$(312)

NOTE F -- FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$105,327	$907	$101,375	$3,045

December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$112,231	$958	$108,040	$3,233

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2010	2009
Balance, January 1	$3,233	$-
Transfers into Level 3	-	5,338
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included
in earnings	(84)	(111)
Unrealized loss included in comprehensive income	(104)	(1,994)
Balance at June 30, 2010 and December 31, 2009	$3,045	$3,233

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, or premium or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 2 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2010, amounted to $3.8 million.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2010 and December 31, 2009.

June 30, 2010

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,242	$-	$5,242	$-
Other real estate owned	$3,822	$-	$3,822	$-

December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,609	$-	$20,609	$-
Other real estate owned	$2,903	$-	$2,903	$-

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

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$28,453	$28,453	$15,991	$15,991
Securities available-for-sale	105,327	105,327	112,231	112,231
Securities held-to-maturity	3	3	3	3
Other securities	2,365	2,365	2,384	2,384
Loans, net	327,159	339,443	314,033	326,271
Liabilities:
Noninterest-bearing
deposits	$46,944	$46,944	$48,527	$48,527
Interest-bearing deposits	358,235	359,489	335,227	337,238
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	30,906	30,906	32,037	32,037

NOTE G -- LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At June 30, 2010 and December 31, 2009, respectively, loans accounted for 73.1% and 72.2% of earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals.

The following table shows the composition of the loan portfolio by category:

	Composition of Loan Portfolio
	June 30, 2010	Percent of	December 31, 2009	Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans held for sale...	$4,964	1.5%	$3,692	1.2%
Commercial, financial and agricultural	50,432	15.2	43,229	13.6
Real Estate:
Mortgage-commercial	101,230	30.5	87,492	27.4
Mortgage-residential	103,092	31.1	102,738	32.2
Construction	61,383	18.5	68,695	21.5
Consumer and other	10,351	3.2	12,949	4.1
Total loans	331,452	100	318,795	100
Allowance for loan losses	(4,293)		(4,762)
Net loans	$327,159		$314,033

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

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2009 and June 30, 2010.

Allocation of the Allowance for Loan Losses

	June 30, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$570	15.7%
Commercial Real Estate	2,802	61.9
Consumer Real Estate	633	17.4
Consumer	153	2.9
Unallocated	135	2.1
Total	$4,293	100%

	December 31, 2009
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$1,015	13.9%
Commercial Real Estate	2,564	62.2
Consumer Real Estate	687	17.8
Consumer	317	3.9
Unallocated	179	2.2
Total	$4,762	100%

The following table represents the Company’s impaired loans at December 31, 2009 and June 30, 2010.  This table excludes performing troubled debt restructurings.

	June 30, 2010	December 31, 2009
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$3,459	$12,295
Impaired loans with a valuation allowance	1,783	8,314
Total impaired loans	$5,242	$20,609
Allowance for loan losses on impaired loans at period end	$665	$2,004

Total nonaccrual loans	5,144	4,367

Past due 90 days or more and still accruing	288	1,447

Average investment in impaired loans	12,926	19,114

Interest paid on impaired loans for the six month period ended June 30, 2010 and year ended December 31, 2009	451	1,297

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2010, follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$25,409	$221	$1	$25,629
Tax-exempt and taxable obligations of states and municipal subdivisions	46,383	1,152	38	47,497
Mortgage-backed securities	22,293	924	67	23,150
Corporate obligations	10,146	13	2,015	8,144
Other	1,190	-	283	907
Total	$105,421	$2,310	$2,404	$105,327
Held-to-maturity securities:
Mortgage-backed securities	$3	$0	$0	$3

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the three year quarterly moving average is utilized in determining the appropriate allowance. Historical loss factors are determined by graded and ungraded loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committee, and data and guidance received or obtained from the Company’s regulatory authorities.

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

The First represents the primary asset of the Company.  The First reported total assets of $496.1 million at June 30, 2010, compared to $476.6 million at December 31, 2009.  Loans increased $12.7 million, or 4.0%, during the first six months of 2010.  Deposits at June 30, 2010, totaled $405.4 million compared to $384.0 million at December 31, 2009. For the six month period ended June 30, 2010, The First reported net income of $1.4 million compared to $.6 million for the six months ended June 30, 2009.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2010, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2010, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$4,202
Past due 90 days or more and still accruing	288

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.1 million at June 30, 2010, an increase of $.8 million from December 31, 2009.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $3.8 million at June 30, 2010.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. At June 30, 2010, the Bank had $3.3 million in commercial loans and $.7 million in consumer loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings $.7 million was 1-4 family performing in accordance with the modified terms and $.8 million was commercial loans performing in accordance with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $28.5 million as of June 30, 2010. In addition, loans and investment securities repricing or maturing within one year or less exceeded $152.9 million at  June 30, 2010.  Approximately $37.4 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at June 30, 2010.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at June 30, 2010, was $44.4 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2010, were as follows:

Tier 1 leverage	10.67%
Tier 1 risk-based	14.88%
Total risk-based	16.09%

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

RESULTS OF OPERATIONS

The Company had a net income of $649,000 for the three months ended June 30, 2010, compared with net income of $181,000 for the same period in 2009.

Net interest income increased to $4,079,000 from $3,522,000 for the three months ended June 30, 2010, or an increase of 15.8% as compared to the same period in 2009.  Earning assets through June 30, 2010 remained flat and  interest-bearing liabilities increased $11.8 million when compared to June 30, 2009, reflecting an increase of 3.0%.

Noninterest income for the three months ended June 30, 2010, was  $986,000 compared to $1,056,000 for the same period in 2009, reflecting a decrease of $70,000, or 6.6%. Included in noninterest income is service charges on deposit accounts, which for the three months ended June 30, 2010, totaled $609,000 compared to $612,000 for the same period in 2009.

The provision for loan losses was $217,000 in the three months ended June 30,  2010 compared with $464,000 for the same period in 2009. The allowance for loan losses of $4.3 million at June 30, 2010 (approximately 1.3%  of loans) is considered by management to be adequate to cover losses  inherent in the loan portfolio.  The level of this allowance is dependent  upon a number of factors, including the total amount of past due loans,  general economic conditions, and management's assessment of potential losses.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will  not exceed the allowance for loan losses or that additional increases in  the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses remained flat at $3.9 million for the three months ended June 30, 2010, when compared with the same period in 2009.  This reflected an ongoing effort to reduce expenses while maintaining our excellent level of customer service.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of June 30, 2010, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASC Subtopic 820-10). This guidance requires additional disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy and activity in Level 3 measurements. ASU No. 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. ASU No. 2010-06 is generally effective for reporting periods beginning after December 15, 2009. The Company adopted the guidance in ASU No. 2010-06 for the quarter ended March 31, 2010. Please refer to Note F of these Notes to Consolidated Financial Statements for disclosures related to the Company’s fair value measurements.

On January 1, 2010, ASU No. 2009-16, “Transfers and Servicing, Topic 860: Accounting for Transfers of Financial Assets” became effective.  This ASU removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, the Company had no change in its balance sheet or required capital since the Company has not used off-balance sheet financing.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide additional disclosures relating to the credit quality of their financing receivables and the credit reserves held against them, including the aging of past-due receivables, credit quality indicators, and modifications of financing receivables. For public companies, the disclosure requirements as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The disclosure requirements for activity occurring during a reporting period are effective for periods beginning on or after December 15, 2010. The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District. The case had been set for trial on June 14, 2010, in the Circuit Court of Jones County, Mississippi but was continued with no new trial set at the present time.

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

ITEM 4.  REMOVED AND RESERVED

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

         b)   The Company filed two reports on Form 8-K during the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC. (Registrant)

August 13,2010	/s/ M. RAY (HOPPY)COLE, JR.
(Date)	M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer

August 13, 2010	/s/ DEEDEE LOWERY
(Date)	DeeDee Lowery, Executive
Vice President and Chief Financial Officer