Form 10-Q
period 2010-09-30
FIRST BANCSHARES INC /MS/
filed 2010-11-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   September 30, 2010

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

ON September 30, 2010, 3,019,869 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

                                    YES ☐ NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)	(Unaudited)
	September 30,	December 31,
ASSETS	2010	2009
Cash and due from banks	$8,415	$8,120
Interest-bearing deposits with banks	20,235	296
Federal funds sold	11,557	7,575
Total cash and cash equivalents	40,207	15,991
Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	94,554	112,231
Other securities	2,063	2,384
Total securities	96,620	114,618
Loans held for sale	6,283	3,692
Loans	329,794	315,103
Allowance for loan losses	(4,565)	(4,762)
Loans, net	331,512	314,033
Premises and equipment	14,621	14,279
Interest receivable	1,870	2,318
Cash surrender value of life insurance	6,035	5,857
Goodwill	702	702
Other assets	13,182	9,754
	$504,749	$477,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$47,686	$48,527
Interest-bearing	349,980	335,227
TOTAL DEPOSITS	397,666	383,754
Interest payable	415	672
Borrowed funds	30,625	32,037
Subordinated debentures	10,310	10,310
Other liabilities	8,573	7,163
TOTAL LIABILITIES	447,589	433,936
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 shares issued and outstanding at September 30, 2010 and 5,000 shares issued and outstanding at December 31, 2009	16,939	4,773
Common stock, $1 par value authorized 10,000,000 shares; 3,046,363 shares issued at September 30, 2010 and at December 31, 2009	3,046	3,046
Additional paid-in capital	23,424	23,418
Retained earnings	14,069	12,944
Accumulated other comprehensive income (loss)	146	(101)
Treasury stock, at cost, 26,494 shares at September 30, 2010 and at December 31, 2009	(464)	(464)
TOTAL STOCKHOLDERS' EQUITY	57,160	43,616
	$504,749	$477,552

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$5,105	$5,141	$15,234	$15,489
Interest and dividends on securities:
Taxable interest and dividends	426	695	1,512	2,246
Tax exempt interest	312	256	909	697
Interest on federal funds sold	6	12	22	81
TOTAL INTEREST INCOME	5,849	6,104	17,677	18,513
INTEREST EXPENSE:
Interest on deposits	1,289	2,085	4,512	6,547
Interest on borrowed funds	334	408	1,070	1,392
TOTAL INTEREST EXPENSE	1,623	2,493	5,582	7,939
NET INTEREST INCOME	4,226	3,611	12,095	10,574
PROVISION FOR LOAN LOSSES	372	(36)	754	1,056
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,854	3,647	11,341	9,518
OTHER INCOME:
Service charges on deposit accounts	600	640	1,786	1,845
Other service charges and fees	654	505	1,393	1,524
Gain on sale of investment securities	-	-	51	-
Impairment loss on securities:
Total other-than-temporary impairment loss	(282)	(866)	(565)	(1,084)
Less: Portion of loss recognized in other comprehensive income	82	852	216	999
Net impairment loss recognized in earnings	(200)	(14)	(349)	(85)
TOTAL OTHER INCOME	1,054	1,131	2,881	3,284
OTHER EXPENSES:
Salaries and employee benefits	2,235	2,140	6,507	6,355
Occupancy and equipment	392	500	1,458	1,491
Other	1,398	1,067	3,653	3,409
TOTAL OTHER EXPENSES	4,025	3,707	11,618	11,255
INCOME BEFORE INCOME TAXES	883	1,071	2,604	1,547
INCOME TAXES	261	301	797	405
NET INCOME	622	770	1,807	1,142
PREFERRED DIVIDENDS	61	63	186	163
PREFERRED STOCK ACCRETION	14	14	42	42
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$547	$693	$1,579	$937
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.18	$.23	$.52	$.31
DILUTED	.18	.23	.52	.31
DIVIDENDS PER SHARE - COMMON	.05	-	.15	-

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance,
January 1, 2009	$3,017	$-	$22,942	$11,482	$(409)	$(464)	$36,568
Net income	-	-	-	1,142	-	-	1,142
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	394	-	394
Net change in unrealized gain (loss) on derivative, net of tax	-	-	-	-	17	-	17
Issuance of preferred stock and warrant	-	4,716	284	-	-	-	5,000
Exercise of stock options	29	-	193	-	-	-	222
Accretion of preferred stock discount	-	42	-	(42)	-	-	-
Dividends on preferred stock	-	-	-	(163)	-	-	(163)
Balance, Sept. 30, 2009	$3,046	$4,758	$23,419	$12,419	$2	$(464)	$43,180

Balance, January 1, 2010	$3,046	$4,773	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	1,807	-	-	1,807
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	234	-	234
Net change in unrealized gain (loss) on derivative, net of tax	-	-	-	-	13	-	13
Accretion of preferred stock discount	-	42	-	(42)	-	-	-
Dividends on preferred Stock	-	-	-	(186)	-	-	(186)
Dividends on common stock, $.15 per share	-	-	-	(454)	-	-	(454)
Issuance of preferred stock	-	12,124	-	-	-	-	12,124
Restricted stock grant	-	-	6	-	-	-	6
Balance, Sept. 30, 2010	$3,046	$16,939	$23,424	$14,069	$146	$(464)	$57,160

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,807	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	880	967
Impairment loss on securities	349	85
Gain on sale of securities	(51)	-
Provision for loan losses	754	1,056
Loss on sale/writedown of ORE	115	128
Loss on disposal of premises and equipment	-	28
Increase in cash value of life insurance	(178)	(159)
Federal Home Loan Bank stock dividends	(3)	(11)
Changes in:
Interest receivable	448	355
Loans held for sale	(2,591)	(1,082)
Interest payable	(257)	(138)
Other, net	877	3,661
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,150	6,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	47,506	36,581
Purchases of securities available-for-sale	(31,160)	(55,997)
Decrease in other securities	324	210
Proceeds from sale of securities available-for-sale	1,051	-
Net (increase) decrease in loans	(18,804)	226
Net (additions)disposals in premises and equipment	(839)	236
NET CASH USED IN INVESTING ACTIVITIES	(1,922)	(18,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	13,912	15,417
Net decrease in borrowed funds	(1,412)	(13,964)
Dividends paid on common stock	(454)	-
Dividends paid on preferred stock	(186)	(163)
Net proceeds from issuance and redemption of preferred stock	12,123	5,000
Exercise of stock options	5	223
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,988	6,513
NET INCREASE (DECREASE) IN CASH	24,216	(6,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,991	25,008
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,207	$18,809
SUPPLEMENTAL DISCLOSURES:
CASH PAYMENTS FOR INTEREST	$5,839	$8,077
CASH PAYMENTS FOR INCOME TAXES	1,089	719
LOANS TRANSFERRED TO OTHER REAL ESTATE	3,162	1,110

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At September 30, 2010, the Company had approximately $504.7 million in assets, $336.1 million in loans,$397.7 million in deposits, and $57.2 million in stockholders' equity.  For the nine months ended September 30, 2010, the Company reported a net income of $1,807,000 ($1,579,000 applicable to common stockholders).

In the first quarter of 2010, the Company declared and paid a special dividend of $.05 and a quarterly dividend of $.025 for a total dividend of $.075 per common share.

In the second quarter of 2010, the Company declared and paid a dividend of $.025 per common share.

In the third quarter of 2010, the Company declared and paid a dividend of $.05 per common share.

No dividend was paid on common shares during 2009.

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

On September 29, 2010, and pursuant to the terms of the letter agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company closed a transaction whereby Treasury exchanged its 5,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST, (The “CPP Preferred Shares”) for 5,000 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  On the same day, and pursuant to the terms of the letter agreement between the Company and Treasury, the Company issued an additional 12,123 CDCI Preferred Shares to Treasury for a purchase price of $12,123,000.  As a result of the CDCI Transactions, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”).  The terms of the CDCI Transactions are more fully set forth in the Exchange Letter Agreement and the Purchase Letter Agreement.

The Letter Agreement, pursuant to which the Preferred Shares were exchanged, contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2010) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company.

The most significant difference in terms between the CDCI Preferred Shares and the CPP Preferred Shares is the dividend rate applicable to each.  The CPP Preferred Shares entitled the holder to an annual dividend of 5% of the liquidation value of the shares, payable quarterly in arrears; by contrast, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears.  Other differences in terms between the CDCI Preferred Shares and the CPP Preferred Shares, including, without limitation, the restrictions on common stock dividends and on redemption of common stock and other securities exist.  The terms of the CDCI Preferred Shares are more fully set forth in the Articles of Amendment creating the CDCI Preferred Shares, which Articles of Amendment were filed with the Mississippi Secretary of State on September 27, 2010.

As a condition to participation in the CDCI, the Company was required to obtain certification as a Community Development Financial Institution (a “CDFI”) from Treasury’s Community Development Financial Fund.  On September 28, 2010, the Company was notified that its application for CDFI certification had been approved.  In order to become certified and maintain its certification as a CDFI, the Company is required to meet the CDFI eligibility requirements set forth in 12 C.F.R. 1805.201(b).

NOTE D — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended September 30, 2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$547,000	3,019,869	$.18
Diluted per share	$547,000	3,020,558	$.18

	For the Nine Months Ended September 30, 2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$1,579,000	3,019,869	$.52
Diluted per share	$1,579,000	3,020,558	$.52

	For the Three Months Ended September 30, 2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$693,000	3,019,869	$.23
Diluted per share	$693,000	3,019,869	$.23

	For the Nine Months Ended September 30, 2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic per share	$937,000	3,008,617	$.31
Diluted per share	$937,000	3,008,617	$.31

The Company granted 12,353 shares in restricted stock in the third quarter of 2010.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$622	$770	$1,807	$1,142
Other Comprehensive Income, net of tax:
Unrealized holding gains on available-for-sale securities during the period	207	297	234	394
Unrealized gain (loss) on derivative carried at fair value during the period	(12)	17	13	17
Comprehensive Income	$817	$1,084	$2,054	$1,553
Unrealized holding gains on available- for-sale securities during the period	$207	$297	$234	$394
Unrealized gain (loss)on derivative carried at fair value during the period	(12)	17	13	17
Accumulated Other Comprehensive Loss, beginning of period	(49)	(312)	(101)	(409)
Accumulated Other Comprehensive Income, end of period	$146	$2	$146	$2

NOTE F — FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$94,554	$987	$90,879	$2,688

December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$112,231	$958	$108,040	$3,233

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2010	2009
Balance, January 1	$3,233	$-
Transfers into Level 3	-	5,338
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	(349)	(111)
Unrealized loss included in comprehensive income	(196)	(1,994)
Balance at September 30, 2010 and December 31, 2009	$2,688	$3,233

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2010, amounted to $4.6 million.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2010 and December 31, 2009.

September 30, 2010

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,770	$-	$4,770	$-
Other real estate owned	$4,552	$-	$4,552	$-

December 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,609	$-	$20,609	$-
Other real estate owned	$2,903	$-	$2,903	$-

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

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$40,207	$40,207	$15,991	$15,991
Securities available-for-sale	94,554	94,554	112,231	112,231
Securities held-to-maturity	3	3	3	3
Other securities	2,063	2,063	2,384	2,384
Loans, net	331,512	344,596	314,033	326,271
Liabilities:
Noninterest-bearingdeposits	$47,686	$47,686	$48,527	$48,527
Interest-bearing deposits	349,980	351,485	335,227	337,238
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	30,625	30,625	32,037	32,037

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At September 30, 2010 and December 31, 2009, respectively, loans accounted for 72.4% and 72.2% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

	Composition of Loan Portfolio
	September 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$6,283	1.9%	$3,692	1.2%
Commercial, financial and agricultural	50,765	15.1	43,229	13.6
Real Estate: Mortgage-commercial	105,232	31.3	87,492	27.4
Mortgage-residential	99,632	29.6	102,738	32.2
Construction	64,568	19.2	68,695	21.5
Consumer and other	9,597	2.9	12,949	4.1
Total loans	336,077	100%	318,795	100%
Allowance for loan losses	(4,565)		(4,762)
Net loans	$331,512		$314,033

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, the Company limits its loan-to-value ratio to comply with regulatory guidelines. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market.  Commitments from investors to purchase the loans are obtained upon origination.

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2009 and September 30, 2010.

Allocation of the Allowance for Loan Losses

	September 30, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$544	15.5%
Commercial Real Estate	2,939	62.8
Consumer Real Estate	782	16.9
Consumer	157	2.7
Unallocated	143	2.1
Total	$4,565	100%

	December 31, 2009
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,015	13.9%
Commercial Real Estate	2,564	62.2
Consumer Real Estate	687	17.8
Consumer	317	3.9
Unallocated	179	2.2
Total	$4,762	100%

The following table represents the Company’s impaired loans at December 31, 2009 and September 30, 2010.  This table excludes performing troubled debt restructurings.

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$3,020	$12,295
Impaired loans with a valuation allowance	1,750	8,314
Total impaired loans	$4,770	$20,609
Allowance for loan losses on impaired loans at period end	$584	$2,004
Total nonaccrual loans	$4,443	4,367
Past due 90 days or more and still accruing	159	1,447
Average investment in impaired loans	4,770	19,114
Interest paid on impaired loans for the nine month period ended Sept. 30, 2010 and year ended December 31, 2009	175	1,297

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2010, follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$14,839	$225	$7	$15,057
Tax-exempt and taxable obligations of states and municipal subdivisions	48,448	1,647	47	50,048
Mortgage-backed securities	19,915	822	65	20,672
Corporate obligations	9,879	13	2,102	7,790
Other	1,255	-	268	987
Total	$94,336	$2,707	$2,489	$94,554
Held-to-maturity securities:
Mortgage-backed securities	$3	$0	$0	$3

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

The First represents the primary asset of the Company.  The First reported total assets of $503.8 million at September 30, 2010, compared to $476.6 million at December 31, 2009.  Loans increased $17.3 million, or 5.4%, during the first nine months of 2010.  Deposits at September 30, 2010, totaled $409.8 million compared to $384.0 million at December 31, 2009. For the nine month period ended September 30, 2010, The First reported net income of $2.1 million compared to $1.4 million for the nine months ended September 30, 2009.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2010, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2010, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$9,456
Past due 90 days or more and still accruing	159

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $4.4 million at September 30, 2010, an increase of $.1 million from December 31, 2009.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $4.6 million at September 30, 2010.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. At September 30, 2010, the Bank had $4.1 million in commercial loans and $.8 million in consumer loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings $.7 million was 1-4 family performing in accordance with the modified terms and $1.1 million was commercial loans performing in accordance with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $40.2 million as of September 30, 2010. In addition, loans and investment securities repricing or maturing within one year or less exceeded $145.1 million at September 30, 2010.  Approximately $45.1 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at September 30, 2010.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at September 30, 2010, was $57.2 million, or approximately 11.3% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September, 2010, were as follows:

Tier 1 leverage	13.36%
Tier 1 risk-based	18.21%
Total risk-based	19.46%

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

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $622,000 for the three months ended September 30, 2010, compared with consolidated net income of $770,000 for the same period last year.

Net interest income increased to $4.2 million from $3.6 million for the three months ended  September 30, 2010, or an increase of 17.0% as compared to the same period in 2009.  Earning assets through September 30, 2010, increased $10.9 million, or 2.4% and interest-bearing liabilities decreased $8.5 million or 2.1% when compared to June 30, 2010.

Non interest income for the three months ended September 30, 2010, was $1,054,000 compared to $1,131,000 for the same period in 2009, reflecting a decrease of $77,000 or 6.8%.  An increase of $200,000 in impairment losses to the Company’s trust preferred securities attributed to the decrease.  Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2010, totaled $600,000 compared to $640,000 for the same period in 2009.

Non interest expense increased by $318,000 or 8.6% for the three months ended September 30, 2010, when compared with the same period in 2009.  Increases in expenses related to Other Real Estate and FDIC assessments accounted for this increase.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $1,807,000 for the nine months ended September 30, 2010, compared with consolidated net income of $1,142,000 for the same period last year.

Net interest income after provision for loan losses increased to $11.3 million from $9.5 million for the nine months ended September 30, 2010, or an increase of 19.2% as compared to the same period in 2009.  Earning assets through September 30, 2010, increased $10.8 million, or 2.4% and interest-bearing liabilities  increased $3.8 million when compared to September 30, 2009.

Noninterest income for the nine months ended September 30, 2010, was $2,881,000 compared to $3,284,000 for the same period in 2009, reflecting a decrease of $403,000 or 12.2%. Included in noninterest income are service charges on deposit accounts, which for the nine months ended September 30, 2010, totaled $1,786,000 compared to $1,845,000 for the same period in 2009, reflecting a decrease of $59,000.  An increase of $264,000 in impairment losses related to trust preferred securities attributed to this decrease.

The provision for loan losses was $754,000 in the nine months ended September 30, 2010, compared with $1,056,000 for the same period in 2009. The allowance for loan losses of $4.6 million at September 30, 2010 (approximately 1.4% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $363,000 or 3.2% for the nine months ended September 30, 2010, when compared with the same period in 2009.  Increases in expenses related to Other Real Estate and FDIC assessments accounted for this increase.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of September 30, 2010, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District. The case has been set for trial on February 7, 2011 in the Circuit Court of Jones County, Mississippi.

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

THE FIRST BANCSHARES, INC. (Registrant)

November 12, 2010	/s/ M. RAY (HOPPY) COLE, JR.
(Date)	M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer

November 12, 2010	/s/ DEEDEE LOWERY
(Date)	DeeDee Lowery,
Executive Vice President and Chief Financial Officer