Form 10-K
period 2010-12-31
FIRST BANCSHARES INC /MS/
filed 2011-03-31
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
____________________________________                                                                                     ___________________________________
(State or Other Jurisdiction of                                                                                   (I.R.S. Employer Identification Number)
Incorporation or Organization)

6480 U.S. Hwy. 98 West
Hattiesburg, Mississippi                                                                                               39402
____________________________________                                                                                     __________________________________
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:                         (601) 268-8998
_____________________________

Securities registered under Section 12(b) of the Exchange Act:

                Name of Each Exchange on
           Title of Each Class                                                                                             Which Registered

Common Stock, $1.00 par value                                                                                            NASDAQ Stock Market, LLC
____________________________________                                                                                                    ___________________________________

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes__________                                      No          X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d)
of the Act.

Yes__________            No         X

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether  the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                     No   _________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes___________                                                                           No __________

Indicate by check mark  if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K            X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes _______      No          X

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer ____  Accelerated filer____  Non-accelerated filer     X       Smaller reporting company ____

Based on the price at which the registrant’s Common Stock was last sold at March 24, 2011, at that date, the aggregate market value of  the registrant’s  Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was  $4,651,645.18.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,066,072  on  March 24, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 21, 2011, and the Annual Report to the Stockholders for the year ended December 31, 2010.

THE FIRST BANCSHARES, INC.
FORM 10-K
TABLE OF CONTENTS
 Page

	PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	20
ITEM 4.	REMOVED AND RESERVED	21

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
ITEM 6.	SELECTED FINANCIAL DATA	21
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	21
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	21
ITEM 9A.	CONTROLS AND PROCEDURES	21
ITEM 9B.	OTHER INFORMATION	22

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	22
ITEM 11.	EXECUTIVE COMPENSATION	23
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	23
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

	PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

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

ITEM 1.  BUSINESS
BUSINESS OF THE COMPANY
General

The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association  ("The First") located in Hattiesburg, Mississippi.  The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg.  In addition to the main office in Hattiesburg and the branch in Laurel, The First also operates two other branches in Hattiesburg, one in Purvis,  one in Picayune, one in Pascagoula,  one in Bay St. Louis, one in Wiggins, and one in Gulfport, Mississippi.  The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a  wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport and the surrounding areas of Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone and Harrison Counties, Mississippi.  The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County.  The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 110 S. 40th Ave. in Hattiesburg, a fifth location on  Hwy 15 North in Laurel, a sixth location on Hwy 43 South in Picayune, a seventh location on  Jackson Avenue in Pascagoula, an eighth location on Hwy 90 in Bay St. Louis, a ninth location on Border Ave. in Wiggins and a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi.

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

!
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

!
Loan Products.  The Bank offers a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  The Bank also makes real estate construction and acquisition loans.  The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the Bank is subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus.  The Bank may not make any loans to any director,  executive officer, or 10% shareholder unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Bank.

!	Mortgage Loan Divisions. The Bank has mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

!
Other Services.  Other bank services include on-line internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  The Bank is associated with the Interlink, Plus, Pulse and Star networks of automated teller machines that may be used by the Bank’s customers throughout Mississippi and other regions.  The Bank also offers VISA and MasterCard credit card services through a correspondent bank.

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

Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First's primary service area.

Employees

As of  March  24, 2011 the Company had 148 full-time employees and 10 part-time employees.

SUPERVISION AND REGULATION

The Company and its bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.  Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed.  The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities.  The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

Emergency Economic Stabilization Act of 2008:  Troubled Asset Relief Program.   In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”), pursuant to which the Treasury Department  purchased debt or equity securities from participating institutions.  The TARP also includes the Community Development Capital Initiative (“CDCI”), which was made available only to certified Community Development Financial Institutions (“CDFIs”) and imposed a lower dividend or interest rate, as applicable, than the CPP funding.  Participants in the TARP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 6, 2009, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 5,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “CPP Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 54,705 shares of the Company’s Common Stock for an exercise price of $13.71 per share.  On September 29, 2010, after successfully obtaining CDFI certification, the Company exited the CPP by refinancing its CPP funding into lower-cost CDCI funding and also accepted additional CDCI funding.  In connection with this transaction, the Company retired its CPP Preferred Stock and issued to the Treasury Department 17,123 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Stock”).  Including refinanced funding and newly obtained funding, the Company’s total CDCI funding is $17,123,000.

The CDCI Preferred Stock qualifies as Tier 1 capital and, provided that the Company maintains its CDFI eligibility and certification, is entitled to cumulative dividends at a rate of 2% per annum until 2018, and 9% per annum thereafter. The Warrant has a 10-year term and is immediately exercisable upon its issuance, and its exercise price is subject to anti-dilution adjustments.

 In order to benefit from the lower dividend rate associated with the CDCI Preferred Stock, the Company is required to maintain compliance with the eligibility requirements of the CDFI Program.  These eligibility requirements include the following:

•	The Company must have a primary mission of promoting community development, based on criteria set forth in 12 C.F.R. 1805.201(b)(1);

•
The Company must provide Financial Products, Development Services, and/or other similar financing as a predominant business activity in arm’s-length transactions, as provided in 12 C.F.R. 1805.201(b)(2);

•	The Company must serve a Target Market by serving one or more Investment Areas and/or Targeted Populations, substantially in the manner set forth in 12 C.F.R. 1805.201(b)(3);

•
The Company must provide Development Services in conjunction with its Financial Products, either directly, through an Affiliate, or through a contract with a third-party provider, as provided in 12 C.F.R. 1805.201(b)(4);

•
The Company must maintain accountability to residents of the applicable Investment Area(s) and/or Targeted Population(s) through representation on its governing Board of Directors or otherwise, as provided in 12 C.F.R. 1805.201(b)(5); and

•
The Company must remain a non-governmental entity which is not an agency or instrumentality of the United States of America, or any State or political subdivision thereof, as described in 12 C.F.R. 1805.201(b)(6) and within the meaning of any supplemental regulations or interpretations of 12 C.F.R. 1805.201(b)(6) or such supplemental regulations published by the Fund.

As used in the discussion above, the terms “Affiliate,” “Financial Products,” “Development Services,” “Target Market,” “Investment Area(s),” and “Targeted Population(s)” have the meanings ascribed to such terms in 12 C.F.R. 1805.104.

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  However, with the passage of the Dodd-Frank Act, this increase in the basic coverage limit has been made permanent.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP included the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000 while the extra deposit insurance was in place. The TAGP was set to expire on December 31, 2010.  However, with the passage of the Dodd-Frank Act, the insurance coverage provided under the Transaction Account Guarantee Program has in effect been extended until December 31, 2012, with some changes.  Perhaps the most significant differences between the current version of the Transaction Account Guarantee Program and the Dodd-Frank extension of the program are (i) that all banks are required to participate in the new coverage, with no opt-out available, and (ii) that interest-bearing NOW accounts will no longer benefit from the unlimited insurance coverage beginning January 1, 2011 (although IOLTA accounts will continue to benefit from the unlimited coverage).

American Reinvestment and Recovery Act of 2009.  On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contained expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP.  These restrictions apply to us and are further detailed in implementing regulations found at 31 CFR Part 30.  (Any reference to “ARRA” herein includes a reference to the implementing regulations.)

           ARRA prohibits bonus and similar payments to the most highly compensated employee of the Company. The prohibition does not apply to bonuses payable pursuant to “employment agreements”  in effect prior to February 11, 2009. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all TARP-related obligations have been satisfied, and any other conditions which the Treasury may specify have been met.

ARRA prohibits any payment to the principal executive officer, the principal financial officer, and any of the next eight most highly compensated employees upon departure from the Company for any reason for as long as any TARP-related obligations remain outstanding.

           Under ARRA TARP-participating companies are required to recover any bonus or other incentive payment paid to the principal executive officer, the principal financial officer, or any of the next 23 most highly compensated employees on the basis of materially inaccurate financial or other performance criteria.

ARRA prohibits TARP participants from implementing any compensation plan that would encourage manipulation of the reported earnings of the Company in order to enhance the compensation of any of its employees.

ARRA requires the Chief Executive Officer and the Chief Financial Officer of any publicly-traded TARP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the company’s annual filings with the SEC beginning in 2010.

           ARRA requires each TARP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

           ARRA directs the Treasury to review bonuses, retention awards, and other compensation paid to the Chief Executive Officer and the next four other highest paid executive officer of  the Company and the next 20 most highly compensated employees of each company receiving TARP assistance before ARRA was enacted, and to “seek to negotiate” with the TARP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with TARP or otherwise in conflict with the public interest.

AARA also prohibits the payment of tax gross-ups; required disclosures related to perquisite payments and the engagement, if any, by the TARP participant of a compensation consultant; and prohibits the deduction for tax purposes of executive compensation in excess of $500,000 for each applicable senior executive.

These standards could change based on subsequent guidance issued by the Treasury or the Internal Revenue Service.  As long as the Treasury continues to hold equity interests in the Company issued under the TARP, the Company will monitor its compensation arrangements and modify such compensation arrangements, agree to limit and limit its compensation deductions, and take such other  actions as may be necessary to comply with the standards discussed above, as they may be modified from time to time.  The Company does not anticipate that any material changes to its existing executive compensation structure will be required to comply with the executive compensation standards included in the TARP.

Dodd-Frank Act.  The recent enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will likely result in increased regulation of the financial services industry.  Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•
Extension of Transaction Account Guarantee Program.  Unlimited deposit insurance coverage is extended for non-interest-bearing transaction accounts and certain other accounts for two years.  This applies to all banks; there is no opt-in or opt-out requirement.

•
Establishment of the Bureau of Consumer Financial Protection (BCFP).  The BCFP will be housed within the Federal Reserve and, in consultation with the Federal banking agencies, will make rules relating to consumer protection.  The BCFP has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

•
Risk-retention rule.  Banks originating loans for sale on the secondary market or securitization must retain 5 percent of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

•
Limitation on federal preemption.  Limitations have been imposed on the ability of national bank regulators to preempt state law.  Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority.  These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•
Changes to regulation of bank holding companies.  Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions.  In the past, only the subsidiary banks were required to meet those standards.  The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

This new legislation contains 16 different titles, is over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations.  The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years.  Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis.  It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

Summary.  The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.   Additional bills may be introduced in the future in the United States Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

The Company

Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the "BHCA").

The BHCA.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.  The Company's and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed in more detail below under “Recent Developments”) has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies.  Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the OCC) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

Deposit Insurance.  The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  A Deposit Insurance Fund ("DIF") is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.  Since 1993, insured depository institutions like the Bank  have paid for deposit insurance under a risk-based premium system.

The Dodd-Frank Act has changed the method of calculation for FDIC insurance assessments.  Under the current system, the assessment base is domestic deposits minus a few allowable exclusions, such as pass-through reserve balances.  Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.  On February 9, 2011, the FDIC published final regulations implementing these changes.  In addition to providing for the required change in assessment base, the FDIC has modified or eliminated the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.  Due to the expanded assessment base the new initial base assessment rates have been lowered from prior levels.  These final regulations will be effective April 1, 2011.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures.  The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  As of December 31, 2010, the Company and The First, were qualified as "well capitalized."

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

On November 12, 1999, the Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law.  The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.  In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.  The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.  "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

!	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

!	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

!	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

!	Provides an enhanced framework for protecting the privacy of consumer information;

!	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

!	Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

!	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of legislation, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage.  See “Legislative and Regulatory Initiatives to Address Financial and Economic Crises” above.

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

The Company may need to rely on the financial markets to provide needed capital

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

Securities issued by the Company, including the Company’s Common Stock, are not FDIC insured

Securities issued by the Company, including the Company’s Common Stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system

On October 3, 2008, President Bush signed into law the EESA.  The legislation was the result of a proposal by the Treasury in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.  Pursuant to the EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  In 2008, the Treasury announced the Capital Purchase Program, which was followed by the Community Development Capital Initiative in 2010.  In 2008, the FDIC adopted a Final rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC guaranteed certain “newly-issued unsecured debt” of banks and certain holding companies and also temporarily guaranteed, on an unlimited basis, noninterest-bearing bank transaction accounts; the unlimited guarantee of noninterest-bearing transaction accounts has now been extended through 2012 by the Dodd-Frank Act.  On February 17, 2009, President Obama signed into law the ARRA.  The purposes of the legislation are to preserve and create jobs, to assist those most impacted by the recession, to provide investments to increase economic efficiency in health services, to invest in transportation, environmental protection and other infrastructure, and to stabilize local and state governments.

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

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, pursuant to the Dodd-Frank Act, the limit on FDIC coverage has been permanently increased to $250,000. These developments have caused the premiums assessed to the Company by the FDIC to increase.

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

The Company participates in the U.S. Treasury’s Troubled Asset Relief Program

•
The Company received $5,000,000 in funding under the Capital Purchase Program (“CPP”) in exchange for preferred stock and common stock warrants during 2009, which funding was refinanced into lower-cost Community Development Capital Initiative (“CDCI”) funding on September 29, 2010.  In addition, on September 29, 2010, the Company also accepted $12,123,000 in additional CDCI funding, for a total of $17,123,000 in CDCI funding.  Participation in this program constrains the Company’s ability to raise dividends and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses.  The Company will have to repay these funds, possibly by raising capital within the next seven to eight years to keep its dividend costs from increasing to 9% per annum.

•
Both the CPP and the CDCI are part of the Troubled Asset Relief Program (“TARP”).  The rules that govern the TARP include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employees. It is possible that compensation restrictions imposed on TARP participants could impede our ability to attract and retain qualified executive officers.

•
Our participation in the TARP limits our annual dividend payments to no more than $.15 per share. Our ability to repurchase our common stock would also be restricted in the event that we failed to make our dividend payments.

•
Since the TARP was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could also create some reputational risk. This reputation of the program could impede the Company’s ability to attract business in competition with other financial institutions that did not participate. This reputational risk could also impede the Company’s ability to attract and retain qualified executive officers.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008, based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District.

On January 29, 2010, the Circuit Court of the Second Judicial District of Jones County, Mississippi entered an Agreed Order granting Plaintiff’s motion to amend his complaint to assert a declaratory judgment action against Kansas Bankers Surety Company on the question of insurance coverage.

On March 7, 2011 an Agreed Order of Dismissal was entered in the litigation as previously disclosed by the Company on Form 8-K filed on March 8, 2011.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 67 of the Company's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

In response to this Item, the information contained on pages 7 and 8 of  Management’s Discussion and Analysis for the year ended December 31, 2010, is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 29 through 65 of the Company's Annual Report to Shareholders for the year ended December 31, 2010 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2010 that the Company’s disclosure controls and procedures were effective.  During the quarter ended December 31, 2010, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2010.

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

/s/ M. Ray (Hoppy) Cole, Jr.                                                                                   /s/  Dee Dee Lowery
CEO and President                                                                                         Executive VP and Chief Financial Officer
March 24, 2011                                                                                           March  24, 2011

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, is incorporated herein by reference.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's internet website at www.thefirstbank.com.   The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011,  is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent  NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011,  is incorporated herein by reference.

As a TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11.  EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on  May 26, 2011, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENTAND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

 In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 26, 2011, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished (or incorporated by reference):

   Exhibit Number                                Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD

4.1
Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1
Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the Preferred Shares.

10.2
Purchase Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CDCI Preferred Shares

10.5
Amended and restated employment agreement dated November 20, 1995, by and between David E. Johnson and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal  year ended December 31, 1995, File No. 33-94288).

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

10.8	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

13	The Company's 2010 Annual Report

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 24, 2011	By: /s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 24, 2011	By: /s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 24, 2011
/s/ Charles R. Lightsey	Director	March 24, 2011
/s/ J. Douglas Seidenburg	Director	March 24, 2011
/s/ Andy Stetelman	Director	March 24, 2011
/s/ David W. Bomboy	Director	March 24, 2011
/s/ Ted E. Parker	Director	March 24, 2011
/s/ Michael W. Chancellor	Director	March 24, 2011
/s/ Fred McMurry	Director	March 24, 2011
/s/ Dennis L. Pierce	Director	March 24, 2011
/s/ Gregory Mitchell	Director	March 24, 2011
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director (Principal Executive Officer)	March 24, 2011
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer	March 24, 2011
(Principal Financial and Accounting Officer)