Form 10-Q
period 2011-03-31
FIRST BANCSHARES INC /MS/
filed 2011-05-16
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   March 31, 2011

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

ON March 31, 2011, 3,066,072 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐    NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2011	2010

Cash and due from banks	$8,835	$12,450
Interest-bearing deposits with banks	50,373	12,443
Federal funds sold	5,002	9,083

Total cash and cash equivalents	64,210	33,976

Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	107,403	104,534
Other securities	2,600	2,599

Total securities	110,006	107,136

Loans held for sale	1,913	2,938
Loans	334,879	329,635
Allowance for loan losses	(4,302)	(4,617)

Loans, net	332,490	327,956

Premises and equipment	15,374	14,994
Interest receivable	2,018	2,023
Cash surrender value of life insurance	6,130	6,084
Goodwill	702	702
Other assets	10,324	10,174

	$541,254	$503,045
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$51,128	$48,312
Interest-bearing	383,536	348,167

TOTAL DEPOSITS	434,664	396,479

Interest payable	387	411
Borrowed funds	30,088	30,107
Subordinated debentures	10,310	10,310
Other liabilities	8,198	8,639

TOTAL LIABILITIES	483,647	445,946

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2011 and at December 31, 2010	16,939	16,939
Common stock, par value $1 per share, 10,000 shares authorized; 3,092,566 and 3,058,716 shares issued at March 31, 2011 and at December 31, 2010	3,093	3,059
Additional paid-in capital	23,408	23,419
Retained earnings	15,023	14,723
Accumulated other comprehensive loss	(392)	(577)
Treasury stock, at cost, 26,494 shares at March 31, 2011 and at December 31, 2010	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	57,607	57,099
	$541,254	$503,045

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited) Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$5,014	$5,010
Interest and dividends on securities:
Taxable interest and dividends	370	568
Tax exempt interest	330	301
Interest on federal funds sold	19	5

TOTAL INTEREST INCOME	5,733	5,884

INTEREST EXPENSE:
Interest on deposits	1,181	1,727
Interest on borrowed funds	301	367

TOTAL INTEREST EXPENSE	1,482	2,094

NET INTEREST INCOME	4,251	3,790

PROVISION FOR LOAN LOSSES	348	165

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,903	3,625

OTHER INCOME:
Service charges on deposit accounts	559	577
Other service charges and fees	356	371
Gain on sale of investment securities	-	-
Impairment loss on securities:
Total other-than-temporary impairment loss	(1,802)	(755)
Less: Portion of loss recognized in other comprehensive income	1,802	648
Net impairment loss recognized in earnings	-	(107)

TOTAL OTHER INCOME	915	841

OTHER EXPENSES:
Salaries and employee benefits	2,256	2,103
Occupancy and equipment	537	517
Other	1,731	1,078

TOTAL OTHER EXPENSES	4,524	3,698

INCOME BEFORE INCOME TAXES (BENEFIT)	294	768

INCOME TAXES (BENEFIT)	(207)	232

NET INCOME	501	536

PREFERRED DIVIDENDS	86	62

PREFERRED STOCK ACCRETION	-	14

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$415	$460

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.14	$.15
DILUTED	.14	.15
DIVIDENDS PER SHARE – COMMON	.0375	.075

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2010	$3,046	$4,773	$-	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	-	536	-	-	536
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	-	461	-	461
Net change in unrealized gain(loss) on derivative, net of tax	-	-	-	-	-	1	-	1
Accretion of preferred stock discount	-	14	-	-	(14)	-	-	-
Dividends on preferred stock	-	-	-	-	(62)	-	-	(62)
Dividends on common stock, $.075 per share	-	-	-	-	(226)	-	-	(226)
Balance, March 31, 2010	$3,046	$4,787	$-	$23,418	$13,178	$361	$(464)	$44,326

Balance, January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	501	-	-	501
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	-	184	-	184
Net change in unrealized gain (loss)on derivative, net of tax	-	-	-	-	-	1	-	1
Dividends on preferred Stock	-	-	-	-	(86)	-	-	(86)
Dividends on common stock, $.0375 per share	-	-	-	-	(115)	-	-	(115)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation expense	-	-	-	23	-	-	-	23
Balance, March 31, 2011	$3,093	$16,939	$284	$23,124	$15,023	$(392)	$(464)	$57,607

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)	(Unaudited) Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$501	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	241	321
Impairment loss on securities	-	107
Provision for loan losses	348	165
Loss on sale/writedown of ORE	7	40
Restricted stock expense	23	-
Increase in cash value of life insurance	(46)	(77)
Federal Home Loan Bank stock dividends	(1)	(1)
Changes in:
Interest receivable	5	79
Loans held for sale	1,026	2,396
Interest payable	(24)	(173)
Other, net	(194)	(1,479)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,886	1,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	9,622	14,874
Purchases of securities available-for-sale	(12,333)	(12,250)
Net increase in loans	(6,362)	(16,728)
Net additions in premises and equipment	(546)	(213)

NET CASH USED IN INVESTING ACTIVITIES	(9,619)	(14,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	38,185	35,321
Net decrease in borrowed funds	(19)	(26)
Dividends paid on common stock	(113)	(226)
Dividends paid on preferred stock	(86)	(62)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,967	35,007

NET INCREASE IN CASH	30,234	22,604
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,976	15,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,210	$38,595

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$1,506	$2,267
CASH PAYMENTS FOR INCOME TAXES	161	180
LOANS TRANSFERRED TO OTHER REAL ESTATE	455	1,353
ISSUANCE OF RESTRICTED STOCK GRANTS	34	-

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At March 31, 2011, the Company had approximately $541.3 million in assets, $336.8 million in loans,$434.7 million in deposits, and $57.6 million in stockholders' equity.  For the three months ended March 31, 2011, the Company reported a net income of $501,000 ($415,000 applicable to common stockholders).

In the first quarter of 2011, the Company declared and paid a dividend of $.0375 per common share.

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

The Company allocated the proceeds received from the Treasury, net of transaction costs, on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values.  The Company assigned $.3 million and $4.7 million to the warrant and the Series A preferred stock, respectively.  The resulting discount on the Series A preferred stock was fully accreted up to the $5.0 million liquidation amount in 2010 at the time of the exchange that is described in the following paragraphs.

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

	For the Three Months Ended March 31, 2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Data

Basic per share	$415,000	3,054,789	$.14

Effect of dilutive shares: Restricted stock grants	-	5,271

Diluted per share	$415,000	3,060,060	$.14

	For the Three Months Ended March 31, 2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Data

Basic per share	$460,000	3,019,869	$.15

Diluted per share	$460,000	3,019,869	$.15

The Company granted 33,850 shares of restricted stock in the first quarter of 2011.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended March 31,
	2011	2010
Net Income	$501	$536

Other Comprehensive Income, net of tax:
Unrealized holding gains on available-for-sale securities during the period	184	461
Unrealized gain on derivative carried at fair value during the period	1	1

Comprehensive Income	$686	$998

Unrealized holding gains on available-for-sale securities during the period, net of tax	$184	$461

Unrealized gain on derivative carried at fair value during the period, net of tax	1	1

Accumulated Other Comprehensive Loss, beginning of period	(577)	(101)

Accumulated Other Comprehensive Income (Loss), end of period	$(392)	$361

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$26,561	$-	$26,561	$-
Municipal securities	52,048	-	52,048	-
Mortgage-backed securities	21,333	-	21,333	-
Corporate obligations	6,484	-	4,053	2,431
Other	977	977	-	-
Total	$107,403	$977	$103,995	$2,431

December 31, 2010

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$22,855	$-	$22,855	$-
Municipal securities	54,673	-	54,673	-
Mortgage-backed securities	18,318	-	18,318	-
Corporate obligations	7,702	-	5,083	2,619
Other	986	986	-	-
Total	$104,534	$986	$100,929	$2,619

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2011	2010
Balance, January 1	$2,619	$3,233
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	(472)
Unrealized loss included in comprehensive income	(188)	(142)
Balance at March 31, 2011 and December 31, 2010	$2,431	$2,619

Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2011, amounted to $3.9 million.  Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2011 and December 31, 2010.

March 31, 2011

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,571	$-	$4,571	$-
Other real estate owned	$3,913	$-	$3,913	$-

December 31, 2010

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,529	$-	$4,529	$-
Other real estate owned	$3,995	$-	$3,995	$-

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

Deposits – The fair values of demand deposits are, as required by ASC Topic 825, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$64,210	$64,210	$33,977	$33,977
Securities available-for-sale	107,403	107,403	104,534	104,534
Securities held-to-maturity	3	3	3	3
Other securities	2,600	2,600	2,599	2,599
Loans, net	332,490	344,211	327,956	339,927
Liabilities:
Noninterest-bearingdeposits	$51,128	$51,128	$48,312	$48,312
Interest-bearing deposits	383,536	384,341	348,167	349,565
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	30,088	30,088	30,107	30,107

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At March 31, 2011 and December 31, 2010, respectively, loans accounted for 67.1% and 72.1% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$1,913	0.6%	$2,938	0.9%
Commercial, financial and agricultural	47,590	14.1	48,427	14.6
Real Estate:
Mortgage-commercial	112,417	33.4	109,073	32.8
Mortgage-residential	101,843	30.2	102,425	30.8
Construction	62,800	18.6	58,962	17.7
Consumer and other	10,229	3.1	10,748	3.2
Total loans	336,792	100%	332,573	100%
Allowance for loan losses	(4,302)		(4,617)
Net loans	$332,490		$327,956

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

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at March 31, 2011 and December 31, 2010.

Allocation of the Allowance for Loan Losses

	March 31, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$473	10.65%
Commercial Real Estate	2,966	68.87
Consumer Real Estate	808	18.00
Consumer	55	2.48
Unallocated	-	-
Total	$4,302	100%

	December 31, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans
Commercial Non Real Estate	$757	15.90%
Commercial Real Estate	2,817	62.20
Consumer Real Estate	902	18.04
Consumer	140	2.90
Unallocated	1.96
Total	$4,617	100%

The following table represents the Company’s impaired loans at March 31, 2011 and December 31, 2010. This table excludes performing troubled debt restructurings.

	March 31, 2011	December 31, 2010
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$1,567	$2,406
Impaired loans with a valuation allowance	3,004	2,123
Total impaired loans	$4,571	$4,529
Allowance for loan losses on impaired loans at period end	772	738

Total nonaccrual loans	4,024	4,212

Past due 90 days or more and still accruing	480	1,071

Average investment in impaired loans	4,161	14,486

Interest recognized on impaired loans for the three month period ended March 31, 2011 and year ended December 31, 2010	-	208

The following tables provide the ending balances in the Company's loans and allowance for loan losses, broken down by portfolio segment as of March 31, 2011 and December 31, 2010. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2011

	Real Estate	Installment and Other	Commercial, Financial and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,383	$43	$145	$4,571
Collectively evaluated	271,673	9,032	49,603	330,308
Total	$276,056	$9,075	$49,748	$334,879

Allowance for Loan Losses
Individually evaluated	$705	$11	$56	$772
Collectively evaluated	3,007	101	422	3,530
Total	$3,712	$112	$478	$4,302

December 31, 2010

	Real Estate	Installment and Other	Commercial, Financial and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,091	$48	$390	$4,529
Collectively evaluated	266,504	9,083	49,519	325,106
Total	$270,595	$9,131	$49,909	$329,635

Allowance for Loan Losses
Individually evaluated	$464	$10	$264	$738
Collectively evaluated	3,254	132	493	3,879
Total	$3,718	$142	$757	$4,617

The amount of interest income that would have been recognized on impaired loans using the cash-basis  would have been $101,395 for the period ended March 31, 2011.  The Company had no loan commitments to borrowers in non-accrual status at March 31, 2011 and 2010.

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2011 and December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2011

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$12	$12	$-	$12	$-
Commercial real estate	1,223	1,223	-	1,726	-
Consumer real estate	318	318	-	232	-
Consumer installment	14	14	-	14	-
Total	$1,567	$1,567	$-	$1,984	$-
Impaired loans with a related allowance:
Commercial installment	$133	$133	$56	$123	$-
Commercial real estate	1,744	1,744	548	1,354	-
Consumer real estate	1,098	1,098	157	689	-
Consumer installment	29	29	11	11	-
Total	$3,004	$3,004	$772	$2,177	$-
Total Impaired Loans
Commercial installment	$145	$145	$56	$135	$-
Commercial real estate	2,967	2,967	548	3,080	-
Consumer real estate	1,416	1,416	157	921	-
Consumer installment	43	43	11	25	-
Total Impaired Loans	$4,571	$4,571	$772	$4,161	$-

December 31, 2010

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$12	$12	$-	$387	$1
Commercial real estate	2,230	2,230	-	7,884	72
Consumer real estate	147	149	-	2,185	8
Consumer installment	15	15	-	183	1
Total	$2,404	$2,406	$-	$10,639	$82
Impaired loans with a related allowance:
Commercial installment	$113	$377	$264	$481	$17
Commercial real estate	966	1,370	401	2,421	89
Consumer real estate	280	343	63	796	20
Consumer installment	23	33	10	149	-
Total	$1,382	$2,123	$738	$3,847	$126
Total Impaired Loans
Commercial installment	$125	$389	$264	$868	$18
Commercial real estate	3,196	3,600	401	10,305	161
Consumer real estate	427	492	63	2,981	28
Consumer installment	38	48	10	332	1
Total Impaired Loans	$3,786	$4,529	$738	$14,486	$208

The book balance of troubled debt restructurings at March 31, 2011, is $7,038,000.  Approximately $292,000 in specific reserves have been established with respect to these loans as of March 31, 2011. As of March 31, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for March 31, 2011 and 2010, was $109,000 and $95,000, respectively.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2011
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
Real Estate-construction	$487	$-	$1,240	$1,727	$62,800
Real Estate-mortgage	2,639	220	1,076	3,935	101,843
Real Estate-non farm nonresidential	509	225	1,522	2,256	112,417
Commercial	404	-	144	548	47,590
Obligations of states and political subdivisions in the U.S.	-	-	-	-	1,089
Consumer	205	35	42	282	9,140
Total	$4,244	$480	$4,024	$8,748	$334,879

	December 31, 2010
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
Real Estate-construction	$593	$1	$1,433	$2,027	$58,962
Real Estate-mortgage	3,673	153	893	4,719	102,426
Real Estate-non farm non residential	438	737	1,452	2,627	109,073
Commercial	740	144	386	1,270	48,427
Consumer	262	36	48	346	10,747
Total	$5,706	$1,071	$4,212	$10,989	$329,635

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience credit documentation, public information, and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

March 31, 2011

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total
Pass	$194,929	$52,197	$7,955	$46,505	$301,586
Special Mention	4,739	520	61	3	5,323
Substandard	20,392	6,285	290	1,081	28,048
Doubtful	-	-	-	1	1
Subtotal	220,060	59,002	8,306	47,590	334,958
Less:
Unearned Discount	79	-	-	-	79
Loans, net of unearned discount	$219,981	$59,002	$8,306	$47,590	$334,879

December 31, 2010

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total
Pass	$187,657	$53,776	$8,764	$47,500	$297,697
Special Mention	5,154	125	70	14	5,363
Substandard	17,820	6,130	297	2,215	26,462
Doubtful	-	-	-	180	180
Subtotal	210,631	60,031	9,131	49,909	329,702
Less:
Unearned Discount	67	-	-	-	67
Loans, net of unearned discount	$210,564	$60,031	$9,131	$49,909	$329,635

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2011, follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$26,511	$154	$104	$26,561
Tax-exempt and taxable obligations of states and municipal subdivisions	50,948	1,236	136	52,048
Mortgage-backed securities	20,717	683	67	21,333
Corporate obligations	8,560	8	2,084	6,484
Other	1,255	-	278	977
Total	$107,991	$2,081	$2,669	$107,403
Held-to-maturity securities:
Mortgage-backed securities	$3	$-	$-	$3

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

Impairment is measured on a loan by loan basis, and a specific allowance is assigned to each loan determined to be impaired. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment.  Impaired loans are deemed collateral dependent if in the Company’s opinion the ultimate source of repayment will be generated from the liquidation of collateral.

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

NOTE K – RECLASSIFICATION

Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company.  The First reported total assets of $539.7 million at March 31, 2011, compared to $510.4 million at December 31, 2010.  Loans increased $4.2 million, or 1.3%, during the first three months of 2011.  Deposits at March 31, 2011, totaled $445.6 million compared to $408.3 million at December 31, 2010. For the three month period ended March 31, 2011, The First reported net income of $.7 million compared to $.6 million for the three months ended March 31, 2010.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2011, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2011, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$4,244
Past due 90 days or more and still accruing	480

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $4.0 million at March 31, 2011, a decrease of $.2 million from December 31, 2010.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $3.9 million at March 31, 2011.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. At March 31, 2011, the Bank had $5.9 million in commercial loans and $1.1 million in consumer loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings $2.6 million was 1-4 family performing in accordance with the modified terms and $1.8 million was commercial loans performing in accordance with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $64.2 million as of March 31, 2011. In addition, loans and investment securities repricing or maturing within one year or less exceeded $141.5 million at  March 31, 2011.  Approximately $45.4 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.9 million at March 31, 2011.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a material way.

Total consolidated equity capital at March 31, 2011, was $57.6 million, or  approximately 10.6% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2011, were as follows:

Tier 1 leverage	12.87%
Tier 1 risk-based	18.26%
Total risk-based	19.44%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $501,000 for the three months ended March 31, 2011, compared with consolidated net income of $536,000 for the same period last year.

Net interest income increased to $4.3 million from $3.8 million for the three months ended  March 31, 2011, or an increase of 12.2% as compared to the same period in 2010.  Earning assets through March 31, 2011, increased $24.0 million, or 5.0% and interest-bearing liabilities also increased $10.2 million or 2.5% when compared to March 31, 2010.

Non interest income for the three months ended March 31, 2011, was $915,000 compared to $841,000 for the same period in 2010, reflecting an increase of $74,000 or 8.8%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2011, totaled $559,000 compared to $577,000 for the same period in 2010.

The provision for loan losses was $348,000 in the first three months of 2011 compared with $165,000 for the same period in 2010.  The allowance for loan losses of $4.3 million at March 31, 2011 (approximately 1.3% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Non interest expense increased by $826,000 or 22.3% for the three months ended March 31, 2011, when compared with the same period in 2010.  This increase is primarily related to nonrecurring events including compromises of contingent claims.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of March 31, 2011, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2010-06 “Improving Disclosures about Fair Value Measurements.” This guidance requires increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  Where necessary, the Company has added the required disclosures to our financial statement footnotes.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  This standard modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This guidance provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 15, 2010.

In April 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The accounting standard was an update to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

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

The Defendants removed the case to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on March 12, 2008 based upon the Court's federal question jurisdiction.  On April 11, 2008, the Plaintiff filed a Motion to Remand the case to the Circuit Court of Jones County, Mississippi.  The Motion to Remand was granted, and the case is currently pending in the Circuit Court of Jones County, Mississippi, Second Judicial District. The case was set for trial on February 7, 2011 in the Circuit Court of Jones County, Mississippi.

On March 7, 2011 an Agreed Order of Dismissal was entered in the litigation as previously disclosed by the Company on Form 8-K filed on March 8, 2011.

ITEM 1A. RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2010.  Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2011.

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

         (b)   The Company filed two reports on Form 8-K during the quarter ended March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
5-16-11	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
5-16-11	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer