Form 10-Q
period 2011-06-30
FIRST BANCSHARES INC /MS/
filed 2011-08-18
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   June 30, 2011

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

ON June 30, 2011, 3,066,072 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES  ☐   NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES  ☐  NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$7,705	$12,450
Interest-bearing deposits with banks	21,533	12,443
Federal funds sold	125	9,083

Total cash and cash equivalents	29,363	33,976

Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	131,228	104,534
Other securities	2,601	2,599

Total securities	133,832	107,136

Loans held for sale	2,650	2,938
Loans	343,979	329,635
Allowance for loan losses	(4,143)	(4,617)

Loans, net	342,486	327,956

Premises and equipment	15,493	14,994
Interest receivable	2,148	2,023
Cash surrender value of life insurance	6,177	6,084
Goodwill	702	702
Other assets	10,979	10,174

	$541,180	$503,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$50,072	$48,312
Interest-bearing	383,709	348,167

TOTAL DEPOSITS	433,781	396,479

Interest payable	364	411
Borrowed funds	30,070	30,107
Subordinated debentures	10,310	10,310
Other liabilities	7,611	8,639

TOTAL LIABILITIES	482,136	445,946

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2011 and at December 31, 2010	16,939	16,939
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,092,566 and 3,058,716 shares issued at June 30, 2011 and at December 31, 2010	3,093	3,059
Additional paid-in capital	23,441	23,419
Retained earnings	15,491	14,723
Accumulated other comprehensive income (loss)	544	(577)
Treasury stock, at cost, 26,494 shares at June 30, 2011 and at December 31, 2010	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	59,044	57,099
	$541,180	$503,045

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(unaudited)
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans	$5,117	$5,119	$10,131	$10,129
Interest and dividends on securities:
Taxable interest and dividends	468	518	838	1,086
Tax exempt interest	333	296	663	597
Interest on federal funds sold	23	11	42	16

TOTAL INTEREST INCOME	5,941	5,944	11,674	11,828

INTEREST EXPENSE:
Interest on deposits	1,127	1,496	2,308	3,223
Interest on borrowed funds	303	369	604	736

TOTAL INTEREST EXPENSE	1,430	1,865	2,912	3,959

NET INTEREST INCOME	4,511	4,079	8,762	7,869

PROVISION FOR LOAN LOSSES	305	217	653	382
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,206	3,862	8,109	7,487

OTHER INCOME:
Service charge on deposit accounts	567	609	1,126	1,186
Other service charges and fees	461	368	817	739
Gain on sale of investment securities	-	51	-	51
Impairment loss on securities:
Total other-than-temporary impairment (gain) loss	469	(242)	380	(283)
Portion of gain (loss) recognized in other comprehensive income	(473)	200	(384)	134
Net impairment loss recognized in earnings	(4)	(42)	(4)	(149)

TOTAL OTHER INCOME	1,024	986	1,939	1,827

OTHER EXPENSES:
Salaries and employee benefits	2,217	2,169	4,473	4,272
Occupancy and equipment	530	549	1,067	1,066
Other	1,546	1,177	3,277	2,255

TOTAL OTHER EXPENSES	4,293	3,895	8,817	7,593

INCOME BEFORE INCOME TAXES	937	953	1,231	1,721

INCOME TAXES	267	304	60	536

NET INCOME	670	649	1,171	1,185

PREFERRED DIVIDENDS	85	63	171	125

PREFERRED STOCK ACCRETION	-	14	-	28

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$585	$572	$1,000	$1,032

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.19	$.19	$.33	$.34
DILUTED	.19	.19	.33	.34
DIVIDENDS PER SHARE – COMMON	.0375	.025	.075	.10

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2010	$3,046	$4,773	$-	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	-	1,185	-	-	1,185
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	-	27	-	27
Net change in unrealized gain (loss)on derivative, net of tax	-	-	-	-	-	25	-	25
Accretion of preferred stock discount	-	28	-	-	(28)	-	-	-
Dividends on preferred stock	-	-	-	-	(125)	-	-	(125)
Dividends on common stock, $.10 per share	-	-	-	-	(302)	-	-	(302)
Balance, June 30, 2010	$3,046	$4,801	$-	$23,418	$13,674	$(49)	$(464)	$44,426

Balance, January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	1,171	-	-	1,171
Net change in unrealized gain (loss)on available- for-sale securities, net of tax	-	-	-	-	-	1,138	-	1,138
Net change in unrealized gain (loss)on derivative, net of tax	-	-	-	-	-	(17)	-	(17)
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(232)	-	-	(232)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation expense	-	-	-	56	-	-	-	56
Balance, June 30, 2011	$3,093	$16,939	$284	$23,157	$15,491	$544	$(464)	$59,044

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,171	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	525	604
Impairment loss on securities	4	149
Gain on sale of securities	-	(51)
Provision for loan losses	653	382
Loss on sale/writedown of ORE	127	52
Restricted stock expense	56	-
Increase in cash value of life insurance	(93)	(128)
Federal Home Loan Bank stock dividends	(2)	(2)
Changes in:
Interest receivable	(125)	11
Loans held for sale, net	271	(1,272)
Interest payable	(47)	(251)
Other, net	(222)	(25)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,318	654

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available- for-sale	17,583	30,067
Purchases of securities available-for-sale	(43,225)	(24,445)
Decrease in other securities	-	20
Proceeds from sale of securities available-for-sale	-	1,051
Net (increase) decrease in loans	(17,319)	(14,219)
Net additions in premises and equipment	(838)	(533)

NET CASH USED IN INVESTING ACTIVITIES	(43,799)	(8,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	37,302	21,425
Net decrease in borrowed funds	(37)	(1,131)
Dividends paid on common stock	(226)	(302)
Dividends paid on preferred stock	(171)	(125)

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,868	19,867

NET INCREASE (DECREASE) IN CASH	(4,613)	12,462
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,976	15,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,363	$28,453

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$2,959	$4,210
CASH PAYMENTS FOR INCOME TAXES	648	607
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,848	1,983
ISSUANCE OF RESTRICTED STOCK GRANTS	34	-

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At June 30, 2011, the Company had approximately $541.2 million in assets, $346.6 million in loans,$433.8 million in deposits, and $59.0 million in stockholders' equity.  For the six months ended June 30, 2011, the Company reported a net income of $1,171,000 ($1,000,000 applicable to common stockholders).

In the first and second quarters of 2011, the Company declared and paid a dividend of $.0375 per common share for each quarter.

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

	For the Three Months Ended
	June 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$585,000	3,066,072	$.19

Effect of dilutive shares:
Restricted stock grants		5,978

Diluted per share	$585,000	3,072,050	$.19

	For the Six Months Ended
	June 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,000,000	3,060,430	$.33

Effect of dilutive shares:
Restricted stock grants		5,978

Diluted per share	$1,000,000	3,066,408	$.33

	For the Three Months Ended
	June 30, 2010
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$572,000	3,019,869	$.19

Diluted per share	$572,000	3,019,869	$.19

	For the Six Months Ended
	June 30, 2010
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,032,000	3,019,869	$.34

Diluted per share	$1,032,000	3,019,869	$.34

The Company granted 33,850 shares of restricted stock in the first quarter of 2011.

NOTE E — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30
	2011	2010	2011	2010

Net Income	$670	$649	$1,171	$1,185

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses)on available-for-sale securities during the period	954	(434)	1,138	27
Unrealized gain(loss)on derivative carried at fair value during the period	(18)	24	(17)	25

Comprehensive Income	$1,606	$239	$2,292	$1,237

Unrealized holding gains (losses) on available-for-sale securities during the period, net of tax	$954	$(434)	$1,138	$27

Unrealized gain (loss) on derivative carried at fair value during the period, net of Tax	(18)	24	(17)	25

Accumulated Other Comprehensive Income(Loss) beginning of period	(392)	361	(577)	(101)

Accumulated Other Comprehensive Income (Loss), end of period	$544	$(49)	$544	$(49)

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

Level 2:
Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government agencies	$32,965	$-	$32,965	$-
Municipal securities	61,631	-	61,631	-
Mortgage-backed securities	26,781	-	26,781	-
Corporate obligations	8,872	-	5,953	2,919
Other	979	979	-	-
Total	$131,228	$979	$127,330	$2,919

December 31, 2010
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$22,855	$-	$22,855	$-
Municipal securities	54,673	-	54,673	-
Mortgage-backed Securities	18,318	-	18,318	-
Corporate Obligations	7,702	-	5,083	2,619
Other	986	986	-	-
Total	$104,534	$986	$100,929	$2,619

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2011	2010
Balance, January 1	$2,619	$3,233
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	(4)	(472)
Unrealized gain (loss) included in comprehensive Income	304	(142)
Balance at June 30, 2011 and December 31, 2010	$2,919	$2,619

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2011, amounted to $4.9 million.  Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2011 and December 31, 2010.

($ in thousands)

June 30, 2011	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,903	$-	$2,903	$-

Other real estate owned	$4,854	$-	$4,854	$-

December 31, 2011	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,529	$-	$4,529	$-

Other real estate owned	$3,995	$-	$3,995	$-

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

	As of		As of
	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$29,363	$29,363	$33,976	$33,976
Securities available-for-sale	131,228	131,228	104,534	104,534
Securities held-to-maturity	3	3	3	3
Other securities	2,601	2,601	2,599	2,599
Loans, net	342,486	355,118	327,956	339,927

Liabilities:

Noninterest-bearing deposits	$50,072	$50,072	$48,312	$48,312
Interest-bearing deposits	383,709	384,707	348,167	349,565
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	30,070	30,070	30,107	30,107

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At June 30, 2011 and December 31, 2010, respectively, loans accounted for 69.0% and 72.1% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$2,650	0.8%	$2,938	0.9%
Commercial, financial and agricultural	47,767	13.8	48,427	14.6
Real Estate:
Mortgage-commercial	122,711	35.4	109,073	32.8
Mortgage-residential	100,684	29.0	102,425	30.8
Construction	61,087	17.6	58,962	17.7
Consumer and other	11,730	3.4	10,748	3.2
Total loans	346,629	100%	332,573	100%
Allowance for loan losses	(4,143)		(4,617)
Net loans	$342,486		$327,956

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

Activity in the allowance for loan losses for the period is as follows:
(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Balance at beginning of period	$4,302	$4,617
Loans charged-off:
Real Estate	562	926
Installment and Other	14	40
Commercial, Financial and Agriculture	1	307
Total	577	1,273
Recoveries on loans previously charged-off:
Real Estate	95	95
Installment and Other	17	48
Commercial, Financial and Agriculture	1	3
Total	113	146
Net Charge-offs	(464)	(1,127)
Provision for Loan Losses	305	653
Balance at end of period	$4,143	$4,143

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at June 30, 2011 and December 31, 2010.

Allocation of the Allowance for Loan Losses

	June 30, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$511	12.44%
Commercial Real Estate	2,908	69.92
Consumer Real Estate	644	15.67
Consumer	80	1.97
Unallocated	-	-
Total	$4,143	100%

	December 31, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$757	15.90%
Commercial Real Estate	2,817	62.20
Consumer Real Estate	902	18.04
Consumer	140	2.90
Unallocated	1	.96
Total	$4,617	100%

The following table represents the Company’s impaired loans at June 30, 2011 and December 31, 2010. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2011	2010
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$744	$2,406
Impaired loans with a valuation allowance	2,159	2,123
Total impaired loans	$2,903	$4,529
Allowance for loan losses on impaired loans at period end	409	738

Total nonaccrual loans	2,903	4,212

Past due 90 days or more and still accruing	1,237	1,071

Average investment in impaired loans	4,184	14,486

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Average of individually impaired loans during period	$4,173	$4,184
Interest income recognized during impairment	7	7
Cash-basis interest income recognized	53	154

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended and six months ended for June 30, 2011, was $74,000 and $183,000, respectively.  The Company had no loan commitments to borrowers in non-accrual status at June 30, 2011 and 2010.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale)and allowance for loan losses, broken down by portfolio segment as of June 30, 2011 and December 31, 2010. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2011

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$2,717	$43	$143	$2,903
Collectively evaluated	287,199	11,687	47,624	341,076
Total	$284,482	$11,730	$47,767	$343,979

Allowance for Loan Losses
Individually evaluated	$343	$11	$55	$409
Collectively evaluated	3,209	69	456	3,734
Total	$3,552	$80	$511	$4,143

December 31, 2010

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,091	$48	$390	$4,529
Collectively evaluated	266,504	9,083	49,519	325,106
Total	$270,595	$9,131	$49,909	$329,635

Allowance for Loan Losses
Individually evaluated	$464	$10	$264	$738
Collectively evaluated	3,254	132	493	3,879
Total	$3,718	$142	$757	$4,617

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2011 and December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2011

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$10	$10	$-	$12	$-
Commercial real estate	388	388	-	1,014	1
Consumer real estate	332	332	-	350	6
Consumer installment	14	14	-	14	-
Total	$744	$744	$-	$1,390	$7

Impaired loans with a related allowance:
Commercial installment	$133	$133	$55	$133	$-
Commercial real estate	1,667	1,667	293	1,725	-
Consumer real estate	330	330	50	907	-
Consumer installment	29	29	11	29	-
Total	$2,159	$2,159	$409	$2,794	$-

Total Impaired Loans:
Commercial installment	$143	$143	$55	$145	$-
Commercial real estate	2,055	2,055	293	2,739	1
Consumer real estate	662	662	50	1,257	6
Consumer installment	43	43	11	43	-
Total Impaired Loans	$2,903	$2,903	$409	$4,184	$7

December 31, 2010

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$12	$12	$-	$387	$1
Commercial real estate	2,230	2,230	-	7,884	72
Consumer real estate	147	149	-	2,185	8
Consumer installment	15	15	-	183	1
Total	$2,404	$2,406	$-	$10,639	$82

Impaired loans with a related allowance:
Commercial installment	$113	$377	$264	$481	$17
Commercial real estate	966	1,370	401	2,421	89
Consumer real estate	280	343	63	796	20
Consumer installment	23	33	10	149	-
Total	$1,382	$2,123	$738	$3,847	$126

Total Impaired Loans:
Commercial installment	$125	$389	$264	$868	$18
Commercial real estate	3,196	3,600	401	10,305	161
Consumer real estate	427	492	63	2,981	28
Consumer installment	38	48	10	332	1
Total Impaired Loans	$3,786	$4,529	$738	$14,486	$208

The book balance of troubled debt restructurings at June 30, 2011, is $5.1 million.  Approximately $13,000 in specific reserves have been established with respect to these loans as of June 30, 2011. As of June 30, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2011
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$495	$-	$833	$1,328	$61,087
Real Estate-mortgage	2,558	703	1,141	4,402	100,684
Real Estate-non farm nonresidential	809	452	744	2,005	122,711
Commercial	141	67	143	351	47,767
Consumer	128	15	42	185	11,730
Total	$4,131	$1,237	$2,903	$8,271	$343,979

	December 31, 2010
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$593	$1	$1,433	$2,027	$58,962
Real Estate-mortgage	3,673	153	893	4,719	102,426
Real Estate-non farm non residential	438	737	1,452	2,627	109,073
Commercial	740	144	386	1,270	48,427
Consumer	262	36	48	346	10,747
Total	$5,706	$1,071	$4,212	$10,989	$329,635

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)
June 30, 2011

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$198,901	$57,872	$11,604	$46,788	$315,165
Special Mention	6,918	711	62	5	7,696
Substandard	17,642	2,526	64	978	21,210
Doubtful	-	-	-	-	-
Subtotal	223,461	61,109	11,730	47,771	$344,071
Less: Unearned Discount	66	22	-	4	92
Loans, net of unearned discount	$223,395	$61,087	$11,730	$47,767	$343,979

December 31, 2010

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$187,657	$53,776	$8,764	$47,500	$297,697
Special Mention	5,154	125	70	14	5,363
Substandard	17,820	6,130	297	2,215	26,462
Doubtful	-	-	-	180	180
Subtotal	210,631	60,031	9,131	49,909	329,702
Less: Unearned Discount	67	-	-	-	67
Loans, net of unearned discount	$210,564	$60,031	$9,131	$49,909	$329,635

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2011, follows:

($ in thousands)

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$32,671	$294	$-	$32,965
Tax-exempt and taxable obligations of states and municipal subdivisions	60,070	1,633	72	61,631
Mortgage-backed securities	25,889	955	63	26,781
Corporate obligations	10,481	17	1,626	8,872
Other	1,255	-	276	979
Total	$130,366	$2,899	$2,037	$131,228
Held-to-maturity securities:
Mortgage-backed securities	$3	$-	$-	$3

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

The First represents the primary asset of the Company.  The First reported total assets of $539.7 million at June 30, 2011, compared to $502.1 million at December 31, 2010.  Loans increased $14.1 million, or 4.2%, during the first six months of 2011.  Deposits at June 30, 2011, totaled $433.8 million compared to $408.3 million at December 31, 2010. For the six month period ended June 30, 2011, The First reported net income of $1.6 million compared to $1.4 million for the six months ended June 30, 2010.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2011, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2011, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,131
Past due 90 days or more and still accruing	1,237

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.9 million at June 30, 2011, a decrease of $1.3 million from December 31, 2010.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $4.9 million at June 30, 2011.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. At June 30, 2011, the Bank had $2.3 million in commercial loans and $2.8 million in consumer loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings $2.3 million was 1-4 family performing in accordance with the modified terms and $1.5 million was commercial loans performing in accordance with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $29.4 million as of June 30, 2011. In addition, loans and investment securities repricing or maturing within one year or less exceeded $155.8 million at June 30, 2011.  Approximately $41.6 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.8 million at June 30, 2011.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2011, was $59.0 million, or approximately 10.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2011, were as follows:

Tier 1 leverage	12.49%
Tier 1 risk-based	17.60%
Total risk-based	18.69%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $670,000 for the three months ended June 30, 2011, compared with consolidated net income of $649,000 for the same period last year.

Net interest income increased to $4,511,000 from $4,079,000 for the three months ended June 30, 2011, or an increase of 10.6% as compared to the same period in 2010.  Earning assets through June 30, 2011, increased $48.5 million, or 10.7% and interest-bearing liabilities also increased $24.6 million or 6.2% when compared to June 30, 2010.

Non interest income for the three months ended June 30, 2011, was $1,024,000 compared to $986,000 for the same period in 2010, reflecting an increase of $38,000 or 3.9%. Included in noninterest income is service charges on deposit accounts, which for the three months ended June 30 2011, totaled $567,000 compared to $609,000 for the same period in 2010.

The provision for loan losses was $305,000 in the three months ended June 30, 2011, compared with $217,000 for the same period in 2010.  The allowance for loan losses of $4.1 million at June 30, 2011 (approximately 1.20% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Non interest expense increased by $398,000 or 10.2% for the three months ended June 30, 2011, when compared with the same period in 2010.  This increase is primarily related to nonrecurring events including compromises of contingent claims and costs associated with the acquisition of the Whitney branches.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $1,171,000 for the six months ended June 30, 2011, compared with consolidated net income of $1,185,000 for the same period last year.

Net interest income increased to $8.8 million from $7.9 million for the six months ended June 30, 2011, or an increase of 11.3% as compared to the same period in 2010.  Earning assets through June 30, 2011, increased $48.5 million, or 10.7% and interest-bearing liabilities increased $24.6 million when compared to June 30, 2010.

Noninterest income for the six months ended June 30, 2011, was $1,939,000 compared to $1,827,000 for the same period in 2010, reflecting an increase of $112,000 or 6.1%. Included in noninterest income are service charges on deposit accounts, which for the six months ended June 30, 2011, totaled $1,126,000 compared to $1,186,000 for the same period in 2010, reflecting a decrease of $60,000.

The provision for loan losses was $653,000 in the six months ended June 30, 2011, compared with $382,000 for the same period in 2010. The allowance for loan losses of $4.1 million at June 30, 2011 (approximately 1.20% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.  Thus, there can be no assurance that charge-offs in future periods will  not exceed the allowance for loan losses or that additional increases in  the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1,224,000 or 16.1% for the six months ended June 30, 2011, when compared with the same period in 2010.  This increase is primarily related to nonrecurring events including compromises of contingent claims and costs associated with the acquisition of the Whitney branches.

ITEM NO. 3.  CONTROLS AND PROCEDURES

As of June 30, 2011, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance (ASC Topic 310, Receivables) is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011.  The Company is currently evaluating the effects of this guidance on its troubled debt restructuring identification and on its financial statement disclosures.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control of Repurchase Agreements.”  This guidance (ASC Topic 860, Transfers and Servicing) eliminates a requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. This requirement was previously used to determine whether the transferor maintained effective control.  The change could lead to more conclusions that a repo arrangement should be accounted for as a secured borrowing rather than as a sale.  ASU 2011-03 is effective for the first interim period beginning on or after December 15, 2011.  The Company is currently evaluating the effects, if any, of this guidance on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs.”  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures about fair value measurements are required.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (ASC Topic 820, Fair Value Measurement).  It does expand existing disclosure requirements for fair value measurements and eliminates unnecessary wording differences between U.S. GAAP and IFRS.  ASU 2011-04 is effective for interim periods beginning after December 15, 2011.  The Company is currently evaluating the effects of this guidance on its financial statement disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This guidance (ASC Topic 220, Comprehensive Income) revises the manner in which entities present comprehensive income in their financial statements.  It requires entities to report components in either a continuous statement of comprehensive income or in two separate but consecutive statements.  The items that must be reported in other comprehensive income do not change.  ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company is currently evaluating the effects of this guidance on its financial statements.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2010.  Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed four reports on Form 8-K during the quarter ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
8-11-11	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
8-11-11	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer