Form 10-Q
period 2011-09-30
FIRST BANCSHARES INC /MS/
filed 2011-11-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	33-94288

THE FIRST BANCSHARES, INC.

(EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST
HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

ON September 30, 2011, 3,066,072 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐  NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):    YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$14,004	$12,450
Interest-bearing deposits with banks	119,799	12,443
Federal funds sold	485	9,083

Total cash and cash equivalents	134,288	33,976

Securities held-to-maturity, at amortized cost	3	3
Securities available-for-sale, at fair value	133,459	104,534
Other securities	2,602	2,599

Total securities	136,064	107,136

Loans held for sale	3,958	2,938
Loans	385,428	329,635
Allowance for loan losses	(4,278)	(4,617)

Loans, net	385,108	327,956

Premises and equipment	23,129	14,994
Interest receivable	2,320	2,023
Cash surrender value of life insurance	6,224	6,084
Goodwill	9,431	702
Other assets	13,356	10,174

	$709,920	$503,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$106,790	$48,312
Interest-bearing	495,152	348,167

TOTAL DEPOSITS	601,942	396,479

Interest payable	340	411
Borrowed funds	27,051	30,107
Subordinated debentures	10,310	10,310
Other liabilities	10,707	8,639

TOTAL LIABILITIES	650,350	445,946

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at Sept. 30, 2011 and at December 31, 2010	16,939	16,939
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,092,566 and 3,058,716 shares issued at Sept. 30, 2011 and at December 31, 2010	3,093	3,059
Additional paid-in capital	23,473	23,419
Retained earnings	16,037	14,723
Accumulated other comprehensive income (loss)	492	(577)
Treasury stock, at cost, 26,494 shares at
Sept. 30, 2011 and at December 31, 2010	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	59,570	57,099
	$709,920	$503,045

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(unaudited)
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans	$5,165	$5,105	$15,296	$15,234
Interest and dividends on securities:
Taxable interest and dividends	452	426	1,290	1,512
Tax exempt interest	366	312	1,029	909
Interest on federal funds sold	16	6	58	22

TOTAL INTEREST INCOME	5,999	5,849	17,673	17,677

INTEREST EXPENSE:
Interest on deposits	963	1,289	3,271	4,512
Interest on borrowed funds	304	334	908	1,070

TOTAL INTEREST EXPENSE	1,267	1,623	4,179	5,582

NET INTEREST INCOME	4,732	4,226	13,494	12,095

PROVISION FOR LOAN LOSSES	230	372	883	754
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,502	3,854	12,611	11,341

OTHER INCOME:
Service charge on deposit accounts	632	600	1,758	1,786
Other service charges and fees	456	654	1,273	1,393
Gain on sale of investment securities	-	-	-	51
Impairment loss on securities:
Total other-than-temporary impairment (loss)	(52)	(282)	(141)	(565)
Portion of loss recognized in other comprehensive income	52	82	137	216
Net impairment loss recognized in earnings	-	(200)	(4)	(349)

TOTAL OTHER INCOME	1,088	1,054	3,027	2,881

OTHER EXPENSES:
Salaries and employee benefits	2,391	2,235	6,864	6,507
Occupancy and equipment	534	392	1,466	1,458
Other	1,554	1,398	4,966	3,653

TOTAL OTHER EXPENSES	4,479	4,025	13,296	11,618

INCOME BEFORE INCOME TAXES	1,111	883	2,342	2,604

INCOME TAXES	365	261	425	797

NET INCOME	746	622	1,917	1,807

PREFERRED DIVIDENDS	86	61	257	186

PREFERRED STOCK ACCRETION	-	14	-	42

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$660	$547	$1,660	$1,579

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.22	$.18	$.54	$.52
DILUTED	.21	.18	.54	.52
DIVIDENDS PER SHARE – COMMON	.0375	.05	.1125	.15

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance,
January 1, 2010	$3,046	$4,773	$-	$23,418	$12,944	$(101)	$(464)	$43,616
Net income	-	-	-	-	1,807	-	-	1,807
Net change in unrealized gain (loss) on available- for-sale securities, net of tax	-	-	-	-	-	234	-	234
Net change in unrealized gain (loss)on derivative, net of tax	-	-	-	-	-	13	-	13
Accretion of preferred stock discount	-	42	-	-	(42)	-	-	-
Dividends on preferred stock	-	-	-	-	(186)	-	-	(186)
Dividends on common stock, $.15 per share	-	-	-	-	(454)	-	-	(454)
Issuance of preferred stock	-	12,124	-	-	-	-	-	12,124
Restricted stock grant	-	-	-	6	-	-	-	6
Balance, Sept. 30, 2010	$3,046	$16,939	$-	$23,424	$14,069	$146	$(464)	$57,160

Balance,
January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	1,917	-	-	1,917
Net change in unrealized gain (loss)on available- for-sale securities, net of tax	-	-	-	-	-	1,035	-	1,035
Net change in unrealized gain (loss)on derivative, net of tax	-	-	-	-	-	34	-	34
Dividends on preferred stock	-	-	-	-	(257)	-	-	(257)
Dividends on common stock, $.1125 per Share	-	-	-	-	(346)	-	-	(346)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation Expense	-	-	-	88	-	-	-	88
Balance, Sept. 30, 2011	$3,093	$16,939	$284	$23,189	$16,037	$492	$(464)	$59,570

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	1,917	1,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	821	880
Impairment loss on securities	4	349
Gain on sale of securities	-	(51)
Provision for loan losses	883	754
Loss on sale/writedown of ORE	127	115
Restricted stock expense	88	5
Increase in cash value of life insurance	(140)	(178)
Federal Home Loan Bank stock dividends	(3)	(3)
Changes in:
Interest receivable	(297)	448
Loans held for sale, net	(1,020)	(2,591)
Interest payable	(71)	(257)
Other, net	2,264	877

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,573	2,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available- for-sale	36,901	47,506
Purchases of securities available-for-sale	(64,876)	(31,160)
Decrease in other securities	-	324
Proceeds from sale of securities available-for-sale	-	1,051
Net increase in loans	(13,854)	(18,804)
Net additions in premises and equipment	(1,189)	(839)
Cash received from acquisition	116,143	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	73,125	(1,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	26,267	13,912
Net decrease in borrowed funds	(3,056)	(1,412)
Dividends paid on common stock	(340)	(454)
Dividends paid on preferred stock	(257)	(186)
Net proceeds from issuance and redemption of preferred stock	-	12,123
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,614	23,983

NET INCREASE (DECREASE) IN CASH	100,312	24,216
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,976	15,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,288	$40,207

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$4,250	$5,839
CASH PAYMENTS FOR INCOME TAXES	788	1,089
LOANS TRANSFERRED TO OTHER REAL ESTATE	2,957	3,162
ISSUANCE OF RESTRICTED STOCK GRANTS	34	-

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).
At September 30, 2011, the Company had approximately $709.9 million in assets, $389.4 million in loans,$601.9 million in deposits, and $59.6 million in stockholders' equity.  For the nine months ended September 30, 2011, the Company reported a net income of $1.9 million ($1.7 million applicable to common stockholders).

In the first, second and third quarters of 2011, the Company declared and paid a dividend of $.0375 per common share for each quarter.

NOTE C – BUSINESS COMBINATION

On September 16, 2011 the Company completed the purchase of seven (7) branches located on the Mississippi Gulf Coast and one (1) branch located in Bogalusa, Louisiana from Whitney National Bank and Hancock Bank of Louisiana (the “Whitney branches”).  As part of the agreement, the Company purchased loans of $46.8 million and assumed deposit liabilities of $179.3 million, and purchased the related fixed assets and cash of the branches.  The Company operates the acquired bank branches under the name The First, A National Banking Association.  The acquisition allowed the Company to expand its presence in South Mississippi as well as enter a new market in Louisiana.  The Company’s condensed consolidated statements of income include the results of operations of the Whitney branches from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $8.7 million of goodwill and $2.4 million of core deposit intangible.  The core deposit intangible of $2.4 million will be expensed over 10 years.  The recorded goodwill is deductible for tax purposes.

The Company acquired the $46.8 million loan portfolio at a fair value discount of $.7 million.  The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments.  The performing loan portfolio fair value estimate was $.1 million and the impaired loan portfolio fair value estimate was $.6 million.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$9,100
Total purchase price	9,100
Identifiable assets:
Cash	125,243
Loans and leases	46,118
Core deposit intangible	2,402
Personal and real property	7,481
Other assets	25
Total assets	181,270
Liabilities and equity:
Deposits	179,196
Other liabilities	1,703
Total liabilities	180,899
Net assets acquired	371
Goodwill resulting from acquisition	$8,729

In the third quarter interest income of $104,000 was recorded on loans acquired in the Whitney branch acquisition.  The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$46,622
Carrying amount	45,950

All loans obtained in the acquisition of the Whitney branches reflect no specific evidence of credit deterioration and very low probability that the Company would be unable to collect all contractually required principal and interest payments.

The amounts of the Whitney branch revenue and earnings included in the Company’s consolidated income statement for the nine months ended September 30, 2011 reflect only amounts from the acquisition date of September 16, 2011 through the quarter end September 30, 2011. Historical financial information related to each loan and deposit acquired was impractical to determine due to retrospective application requiring significant estimates of amounts that cannot be independently substantiated.  Further, we believe it is impossible to distinguish objectively information about those estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured under retrospective application.

Acquisition-related expenses associated with the acquisition of the Whitney branches were $339,000 and $412,000 for the three and nine month periods ended September 30, 2011, respectively. Such costs included principally system conversion and integrating operations charges which have been expensed as incurred.

NOTE D – PREFERRED STOCK AND WARRANT

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

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	September 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$660,000	3,066,072	$.22

Effect of dilutive shares: Restricted stock grants		9,379

Diluted per share	$660,000	3,075,451	$.21

	For the Nine Months Ended
	September 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,660,000	3,062,311	$.54

Effect of dilutive shares: Restricted stock grants		9,379

Diluted per share	$1,660,000	3,071,690	$.54

	For the Three Months Ended
	September 30, 2010
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$547,000	3,019,869	$.18

Diluted per share	$547,000	3,020,558	$.18

	For the Nine Months Ended
	September 30, 2010
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,579,000	3,019,869	$.52

Diluted per share	$1,579,000	3,020,558	$.52

The Company granted 33,850 shares of restricted stock in the first quarter of 2011.

NOTE F — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income	$746	$622	$1,917	$1,807

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses)on available-for-sale securities during the period	(103)	207	1,035	234
Unrealized gain(loss)on derivative carried at fair value during the period	51	(12)	34	13

Comprehensive Income	$694	$817	$2,986	$2,054

Unrealized holding gains (losses) on available-for-sale securities during the period, net of tax	$(103)	$207	$1,035	$234

Unrealized gain (loss) on derivative carried at fair value during the period, net of tax	51	(12)	34	13

Accumulated Other Comprehensive Income(Loss) beginning of period	544	(49)	(577)	(101)

Accumulated Other Comprehensive Income (Loss), end of period	$492	$146	$492	$146

NOTE G — FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government agencies	$27,346	$-	$27,346	$-
Municipal securities	66,818	-	66,818	-
Mortgage-backed securities	30,125	-	30,125	-
Corporate obligations	8,192	-	5,915	2,277
Other	978	978	-	-
Total	$133,459	$978	$130,204	$2,277

December 31, 2010
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$22,855	$-	$22,855	$-
Municipal securities	54,673	-	54,673	-
Mortgage-backed Securities	18,318	-	18,318	-
Corporate Obligations	7,702	-	5,083	2,619
Other	986	986	-	-
Total	$104,534	$986	$100,929	$2,619

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
(Dollars in thousands)	Preferred
	Securities
	2011	2010
Balance, January 1	$2,619	$3,233
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	(4)	(472)
Unrealized loss included in comprehensive income	(338)	(142)
Balance at September 30, 2011 and December 31, 2010	$2,277	$2,619

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2011, amounted to $4.6 million.  Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2011 and December 31, 2010.

($ in thousands)

September 30, 2011	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,139	$-	$4,139	$-
Other real estate owned	$4,565	$-	$4,565	$-

December 31, 2010	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,529	$-	$4,529	$-

Other real estate owned	$3,995	$-	$3,995	$-

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

	As of		As of
	September 30, 2011		December 31, 2010

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$134,288	$134,288	$33,976	$33,976
Securities available-for-sale	133,459	133,459	104,534	104,534
Securities held-to-maturity	3	3	3	3
Other securities	2,602	2,602	2,599	2,599
Loans, net	385,108	399,186	327,956	339,927

Liabilities:

Noninterest-bearing deposits	$106,790	$106,790	$48,312	$48,312
Interest-bearing deposits	495,152	496,390	348,167	349,565
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	27,051	27,051	30,107	30,107

NOTE H — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At September 30, 2011 and December 31, 2010, respectively, loans accounted for 60.3% and 72.1% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	Sept. 30, 2011		December 31, 2010
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Mortgage loans held for sale	$3,958	1.0%	$2,938	0.9%
Commercial, financial and agricultural	51,619	13.3	48,427	14.6
Real Estate:
Mortgage-commercial	134,729	34.6	109,073	32.8
Mortgage-residential	111,985	28.8	102,425	30.8
Construction	69,927	18.0	58,962	17.7
Consumer and other	17,168	4.3	10,748	3.2
Total loans	389,386	100%	332,573	100%
Allowance for loan losses	(4,278)		(4,617)
Net loans	$385,108		$327,956

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

Activity in the allowance for loan losses for the period is as follows:
(In thousands)

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2011	Sept 30,2011

Balance at beginning of period	$4,143	$4,617
Loans charged-off:
Real Estate	318	1,244
Installment and Other	18	58
Commercial, Financial and Agriculture	1	308
Total	337	1,610
Recoveries on loans previously charged-off:
Real Estate	210	305
Installment and Other	12	60
Commercial, Financial and Agriculture	20	23
Total	242	388
Net Charge-offs	95	1,222
Provision for Loan Losses	230	883
Balance at end of period	$4,278	$4,278

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at September 30, 2011 and December 31, 2010.

Allocation of the Allowance for Loan Losses

	September 30, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$439	13.2%
Commercial Real Estate	3,064	61.3
Consumer Real Estate	683	13.9
Consumer	88	11.6
Unallocated	4	-
Total	$4,278	100%

	December 31, 2010
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$757	15.90%
Commercial Real Estate	2,817	62.20
Consumer Real Estate	902	18.04
Consumer	140	2.90
Unallocated	1	.96
Total	$4,617	100%

The following table represents the Company’s impaired loans at September 30, 2011 and December 31, 2010. This table excludes performing troubled debt restructurings.

	Sept. 30,	December 31,
	2011	2010
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$2,228	$2,406
Impaired loans with a valuation allowance	1,911	2,123
Total impaired loans	$4,139	$4,529
Allowance for loan losses on impaired loans at period end	609	738

Total nonaccrual loans	4,139	4,212

Past due 90 days or more and still accruing	391	1,071
Average investment in impaired loans	4,138	14,486

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept 30, 2011	Nine Months Ended Sept. 30, 2011

Average of individually impaired loans during period	$3,521	$4,334
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	50	243

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended and nine months ended for September 30, 2011, was $50,000 and $243,000, respectively.  The Company had no loan commitments to borrowers in non-accrual status at September 30, 2011 and 2010.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale)and allowance for loan losses, broken down by portfolio segment as of September 30, 2011 and December 31, 2010. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2011
			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$3,850	$36	$253	$4,139
Collectively evaluated	312,791	17,132	51,366	381,289
Total	$316,641	$17,168	$51,619	$385,428

Allowance for Loan Losses
Individually evaluated	$542	$12	$55	$609
Collectively evaluated	3,205	81	383	3,669
Total	$3,747	$93	$438	$4,278

December 31, 2010

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,091	$48	$390	$4,529
Collectively evaluated	266,504	9,083	49,519	325,106
Total	$270,595	$9,131	$49,909	$329,635

Allowance for Loan Losses
Individually evaluated	$464	$10	$264	$738
Collectively evaluated	3,254	132	493	3,879
Total	$3,718	$142	$757	$4,617

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2011 and December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2011

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$132	$132	$-	$71	$3
Commercial real estate	1,796	1,796	-	1,092	29
Consumer real estate	292	292	-	369	1
Consumer installment	8	8	-	11	-
Total	$2,228	$2,228	$-	$1,543	$33

Impaired loans with a related allowance:
Commercial installment	$121	$121	$55	$127	$-
Commercial real estate	909	909	440	1,586	-
Consumer real estate	852	852	102	593	16
Consumer installment	29	29	12	29	-
Total	$1,911	$1,911	$609	$2,335	$16
Total Impaired Loans:
Commercial installment	$253	$253	$55	$198	$3
Commercial real estate	2,705	2,705	440	2,678	29
Consumer real estate	1,144	1,144	102	962	17
Consumer installment	37	37	12	40	-
Total Impaired Loans	$4,139	$4,139	$609	$3,878	$49

December 31, 2010

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$12	$12	$-	$387	$1
Commercial real estate	2,230	2,230	-	7,884	72
Consumer real estate	147	149	-	2,185	8
Consumer installment	15	15	-	183	1
Total	$2,404	$2,406	$-	$10,639	$82

Impaired loans with a related allowance:
Commercial installment	$113	$377	$264	$481	$17
Commercial real estate	966	1,370	401	2,421	89
Consumer real estate	280	343	63	796	20
Consumer installment	23	33	10	149	-
Total	$1,382	$2,123	$738	$3,847	$126

Total Impaired Loans:
Commercial installment	$125	$389	$264	$868	$18
Commercial real estate	3,196	3,600	401	10,305	161
Consumer real estate	427	492	63	2,981	28
Consumer installment	38	48	10	332	1
Total Impaired Loans	$3,786	$4,529	$738	$14,486	$208

The following tables provide additional detail of troubled debt restructurings at September 30, 2011.

For the Three Months Ending September 30, 2011

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post –	Number of	Income
	Pre-Modification	Modification	Loans	Recognized
(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	1,026	1,024	1	11
Consumer installment	-	-	-	-
Total	$1,026	$1,024	1	$11

For the Nine Months Ending September 30, 2011

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post –	Number of	Income
	Pre-Modification	Modification	Loans	Recognized
	(in thousands except number of loans)

Commercial installment	$14	$12	1	$1
Commercial real estate	342	338	2	20
Consumer real estate	3,248	3,250	3	162
Consumer installment	23	20	2	1
Total	$3,627	$3,620	8	$184

The balance of troubled debt restructurings at September 30, 2011 was $5.7 million, calculated for regulatory reporting purpose.  Of these amounts, $3.7 million were performing in accordance with the modified terms.  The remaining $2.0 million are on non-accrual. There was no allocation in specific reserves established with respect to these loans as of September 30, 2011.  As of September 30, 2011, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.6 million.  The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $0.00.  All loans were performing as agreed with modified terms.

During the three month period ending September 30, 2011, the terms of one loan were modified as TDR.  The loan was determined to be a TDR based on more than one renewal in which the borrower could not make minimal scheduled principal reductions.

During the nine month period ending September 30, 2011, the terms of 8 loans were modified as TDRs.  The modifications included one of the following or a combination of the following:  maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver.  No interest rate concessions were given on these nor were any of these loans written down.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2011
	(In thousands)
		Past Due		Total
		90 Days		Past Due
	Past Due	or More		and
	30 to 89	and Still	Non-	Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$654	$32	$1,026	$1,712	$69,927
Real Estate-mortgage	2,329	304	1,236	3,869	111,985
Real Estate-non farm nonresidential	825	42	1,587	2,454	134,729
Commercial	51	10	253	314	51,619
Consumer	167	3	37	207	17,168
Total	$4,026	$391	$4,139	$8,556	$385,428

	December 31, 2010
	(In thousands)
		Past Due 90		Total
		Days or		Past Due
	Past Due	More and		and
	30 to 89	Still		Non-	Total
	Days	Accruing	Non-Accrual	Accrual	Loans

Real Estate-construction	$593	$1	$1,433	$2,027	$58,962
Real Estate-mortgage	3,673	153	893	4,719	102,426
Real Estate-non farm non residential	438	737	1,452	2,627	109,073
Commercial	740	144	386	1,270	48,427
Consumer	262	36	48	346	10,747
Total	$5,706	$1,071	$4,212	$10,989	$329,635

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)

September 30, 2011

				Commercial,
		Real	Installment	Financial
	Real Estate	Estate	and	and
	Commercial	Mortgage	Other	Agriculture	Total

Pass	$238,739	$50,334	$16,999	$50,804	$356,876
Special Mention	6,411	321	50	4	6,786
Substandard	17,115	2,940	119	800	20,974
Doubtful	741	130	-	14	885
Subtotal	263,006	53,725	17,168	51,622	385,521
Less:
Unearned Discount	66	24	-	3	93
Loans, net of unearned discount	$262,940	$53,701	$17,168	$51,619	$385,428

December 31, 2010
				Commercial,
		Real	Installment	Financial
	Real Estate	Estate	and	and
	Commercial	Mortgage	Other	Agriculture	Total

Pass	$187,657	$53,776	$8,764	$47,500	$297,697
Special Mention	5,154	125	70	14	5,363
Substandard	17,820	6,130	297	2,215	26,462
Doubtful	-	-	-	180	180
Subtotal	210,631	60,031	9,131	49,909	329,702
Less:
Unearned Discount	67	-	-	-	67
Loans, net of unearned discount	$210,564	$60,031	$9,131	$49,909	$329,635

NOTE I — SECURITIES

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2011, follows:
($ in thousands)

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$27,119	$227	$-	$27,346
Tax-exempt and taxable obligations of states and municipal subdivisions	64,709	2,333	224	66,818
Mortgage-backed securities	29,204	1,002	81	30,125
Corporate obligations	10,473	27	2,308	8,192
Other	1,255	-	277	978
Total	$132,760	$3,589	$2,890	$133,459
Held-to-maturity securities:
Mortgage-backed securities	$3	$-	$-	$3

NOTE J — ALLOWANCE FOR LOAN LOSSES

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

NOTE K – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued.

NOTE L – RECLASSIFICATION

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

The First represents the primary asset of the Company.  The First reported total assets of $708.4 million at September 30, 2011, compared to $502.1 million at December 31, 2010.  Loans increased $56.8 million, or 17.1%, during the first nine months of 2011.  Deposits at September 30, 2011, totaled $601.9 million compared to $408.3 million at December 31, 2010. For the nine month period ended September 30, 2011, The First reported net income of $2.4 million compared to $2.1 million for the nine months ended September 30, 2010.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2011, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical areatside its immediate market areas.

At September 30, 2011, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,026
Past due 90 days or more and still accruing	391

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $4.1 million at September 30, 2011, a decrease of $.1 million from December 31, 2010.  Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $4.6 million at September 30, 2011.  A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2011, the Bank had $5.7 million in loans that were modified as troubled debt restructurings.  Of these amounts considered as troubled debt restructurings, $3.7 million of such loans were performing in accordance with the modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $134.3 million as of September 30, 2011. In addition, loans and investment securities repricing or maturing within one year or less exceeded $185.8 million at September 30, 011.  Approximately $51.2 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $.4 million at September 30, 2011.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2011, was $59.6 million, or approximately 8.4% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2011, were as follows:

Tier 1 leverage	10.16%
Tier 1 risk-based	13.18%
Total risk-based	14.18%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $746,000 for the three months ended September 30, 2011, compared with consolidated net income of $622,000 for the same period last year.

Net interest income increased to $4,732,000 from $4,226,000 for the three months ended  September 30, 2011, or an increase of 12% as compared to the same period in 2010.  Principally as a result of the business combination discussed at Note C to the Consolidated Financial Statements, earning assets through September 30, 2011, increased $181.2  million, or 39.0% and interest-bearing liabilities also increased $141.6 million or 36.2% when compared to September 30, 2010.

Non interest income for the three months ended September 30, 2011, was $1,088,000 compared to $1,054,000 for the same period in 2010, reflecting an increase of $34,000 or 3.2%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30, 2011, totaled $632,000 compared to $600,000 for the same period in 2010.

The provision for loan losses was $230,000 in the three months ended September 30, 2011, compared with $372,000 for the same period in 2010.  The allowance for loan losses of $4.3 million at September 30, 2011 (approximately 1.10% of total loans and 1.27% of loans excluding those booked at fair value due to business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio.  The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.  Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Non interest expense increased by $454,000 or 11.3% for the three months ended September  30, 2011, when compared with the same period in 2010.  This increase is primarily related to costs associated with the acquisition of the Whitney branches, as more fully discussed at Note C to the Consolidated Financial Statements.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $1,917,000 for the nine months ended September 30, 2011, compared with consolidated net income of $1,807,000 for the same period last year.

Net interest income increased to $13,494,000 million from $12,095,000 million for the nine months ended September 30, 2011, or an increase of 11.6% as compared to the same period in 2010. Principally as a result of the business combination previously discussed, earning assets through September 30, 2011, increased $181.2 million, or 39.0% and interest-bearing liabilities increased $141.6 million or 36.2% when compared to September 30, 2010.

Noninterest income for the nine months ended September 30, 2011, was $3,027,000 compared to $2,881,000 for the same period in 2010, reflecting an increase of $146,000 or 5.1%. Included in noninterest income are service charges on deposit accounts, which for the nine months ended September 30, 2011, totaled $1,758,000 compared to $1,786,000 for the same period in 2010, reflecting a decrease of $28,000.

The provision for loan losses was $883,000 in the nine months ended September 30, 2011, compared with $754,000 for the same period in 2010. The allowance for loan losses of $4.3 million at September 30, 2011 (approximately 1.10% of total loans and 1.27% of loans excluding those booked at fair value due to business combination)is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expenses increased by $1,678,000 or 14.4% for the nine months ended September 30, 2011, when compared with the same period in 2010.  This increase is primarily related to nonrecurring events including compromises of contingent claims expensed in the first and second quarters of 2011 and costs associated with the acquisition of the Whitney branches.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of September 30, 2011, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting  that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  This guidance (ASC Topic 220, Intangibles-Goodwill and Other) gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.   The Company is currently evaluating the effects of this guidance on its financial statements.

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

(b)   The Company filed two reports on Form 8-K during the quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
11-14-11		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
11-14-11		DeeDee Lowery, Executive
(Date)		Vice President and Chief
Financial Officer