Form 10-K
period 2011-12-31
FIRST BANCSHARES INC /MS/
filed 2012-03-29
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 33-94288

THE FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

6480 U.S. Hwy. 98 West
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(601) 268-8998

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $1.00 par value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Based on the price at which the registrant’s Common Stock was last sold at March 22, 2012, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $23,157,159.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,104,867 on March 22, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 23, 2012, and the Annual Report to the Stockholders for the year ended December 31, 2011.

THE FIRST BANCSHARES, INC.

FORM 10-K

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	20
ITEM 4.	MINE SAFETY DISCLOSURES	21

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
ITEM 6.	SELECTED FINANCIAL DATA	21
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	21
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	21
ITEM 9A.	CONTROLS AND PROCEDURES	21
ITEM 9B.	OTHER INFORMATION	22

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	22
ITEM 11.	EXECUTIVE COMPENSATION	23
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	23
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

	PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association ("The First") located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. The First currently operates its main office and two branches in Hattiesburg, one in Laurel, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins and four in Gulfport, one in Biloxi, one in Long Beach and one in Diamondhead, Mississippi, as well as one branch in Bogalusa, Louisiana. See Note C of Notes to Consolidated Financial Statements for information regarding branch acquisition. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, Mississippi and Bogalusa, Louisiana, and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties in Mississippi and Washington Parish in Louisiana. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 110 S. 40th Ave. in Hattiesburg, a fifth location on Hwy 15 North in Laurel, a sixth location on Hwy 43 South in Picayune, a seventh location on Jackson Avenue in Pascagoula, an eighth location on Hwy 90 in Bay St. Louis, a ninth location on Border Ave. in Wiggins a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi, and eleventh location and a motorbank on 25th Ave in Gulfport, Mississippi, a twelfth location on Courthouse Road in Gulfport, MS, a thirteenth location on Hwy 49 in Gulfport, Mississippi, a fourteenth location on Pass Road in Biloxi, Mississippi, a fifteenth location on Klondyke Road in Biloxi, Mississippi, a sixteenth location on Kalani Drive in Diamondhead, Mississippi, and a seventeenth location on Columbia Street in Bogalusa, Louisiana.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timber, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis and Diamondhead offices serve the city of Bay St. Louis, Diamondhead and the surrounding area of Hancock County, Mississippi. Bay St. Louis and Diamondhead can be reached via U.S. Highway 90. Major employers in the Hancock area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the city of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. Wiggins can be reached via U. S. Highway 49. The Gulfport, Biloxi, and Long Beach offices serve the city of Gulfport and the surrounding area of Harrison County, Mississippi. Gulfport can be reached via U.S. Highway 49. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos. The Bogalusa office serves the city of Bogalusa and the surrounding area of Washington Parish, Louisiana. The major employers in the Washington Parish area include Temple-Inland, the Bogalusa School System, and LSU-Washington/St. Tammany Regional Medical Center.

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

!	Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered by other banks in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

!	Loan Products. The Bank offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also makes real estate construction and acquisition loans. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the Bank is subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus. The Bank may not make any loans to any director, executive officer, or 10% shareholder unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such a person than would be available to a person not affiliated with the Bank.

!	Mortgage Loan Divisions. The Bank has mortgage loan divisions which originate loans to purchase existing or construct new homes and to refinance existing mortgages.

!	Other Services. Other bank services include on-line internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the Interlink, Plus, Pulse, Star, and Community Cash networks of automated teller machines that may be used by the Bank’s customers throughout Mississippi and other regions. The Bank also offers VISA and MasterCard credit card services through a correspondent bank.

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

Employees

As of March 22, 2012 the Company had 204 full-time employees and 8 part-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. The Company operates 17 full service banking and financial services offices and one motor bank facility. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 73 of the Company's Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

In response to this Item, the information contained on pages 7 and 8 of Management’s Discussion and Analysis for the year ended December 31, 2011, is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 29 through 72 of the Company's Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2011 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2011, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2011.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 22, 2012	March 22, 2012

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

As a TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished (or incorporated by reference):

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1	Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the Preferred Shares.

10.2	Purchase Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CDCI Preferred Shares

10.5	Employment Agreement dated May 31, 2011, between The First, A National Banking Association and M. Ray Cole, Jr.

10.6	First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

10.7	Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and David Johnson (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-102908 on Form S-2).

10.8	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

13	The Company's 2011 Annual Report

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 22, 2012	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 22, 2012	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 22, 2012
/s/ Charles R. Lightsey	Director	March 22, 2012
/s/ J. Douglas Seidenburg	Director	March 22, 2012
/s/ Andy Stetelman	Director	March 22, 2012
/s/ David W. Bomboy	Director	March 22, 2012
/s/ Ted E. Parker	Director	March 22, 2012
/s/ Michael W. Chancellor	Director	March 22, 2012
/s/ Fred McMurry	Director	March 22, 2012
/s/ Dennis L. Pierce	Director	March 22, 2012
/s/ Gregory Mitchell	Director	March 22, 2012
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 22, 2012
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 22, 2012

