Form 10-Q
period 2012-03-31
FIRST BANCSHARES INC /MS/
filed 2012-05-10
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:        March 31, 2012

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

ON March 31, 2012, 3,108,867 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES  ☐   NO   ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):     YES   ☐   NO   ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,773	$10,152
Interest-bearing deposits with banks	34,330	12,788
Federal funds sold	806	241

Total cash and cash equivalents	46,909	23,181

Securities held-to-maturity, at amortized cost	8,492	6,002
Securities available-for-sale, at fair value	230,395	212,529
Other securities	2,803	2,645

Total securities	241,690	221,176

Loans held for sale	2,300	2,906
Loans	380,445	385,022
Allowance for loan losses	(4,372)	(4,511)

Loans, net	378,373	383,417

Premises and equipment	22,924	22,991
Interest receivable	3,086	2,772
Cash surrender value of life insurance	6,314	6,270
Goodwill	9,362	9,362
Other assets	13,431	12,244

TOTAL ASSETS	$722,089	$681,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$110,198	$107,129
Interest-bearing	501,116	466,265

TOTAL DEPOSITS	611,314	573,394

Interest payable	286	308
Borrowed funds	26,801	27,032
Subordinated debentures	10,310	10,310
Other liabilities	11,790	9,944

TOTAL LIABILITIES	660,501	620,988

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2012 and at December 31, 2011	16,959	16,939
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,135,361 and 3,092,566 shares issued at March 31, 2012 and at December 31, 2011	3,135	3,093
Additional paid-in capital	23,505	23,504
Retained earnings	17,542	16,791
Accumulated other comprehensive income	911	562
Treasury stock, at cost, 26,494 shares at March 31, 2012 and at December 31, 2011	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	61,588	60,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$722,089	$681,413

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended March 31,
	2012	2011

INTEREST INCOME:
Interest and fees on loans	$5,454	$5,014
Interest and dividends on securities:
Taxable interest and dividends	694	370
Tax exempt interest	507	330
Interest on federal funds sold	11	19

TOTAL INTEREST INCOME	6,666	5,733

INTEREST EXPENSE:
Interest on deposits	892	1,181
Interest on borrowed funds	289	301

TOTAL INTEREST EXPENSE	1,181	1,482

NET INTEREST INCOME	5,485	4,251

PROVISION FOR LOAN LOSSES	152	348

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,333	3,903

OTHER INCOME:
Service charges on deposit accounts	870	559
Other service charges and fees	605	356
Impairment loss on securities:
Total other-than-temporary impairment loss	-	(1,802)
Portion of loss recognized in other comprehensive income	-	1,802
Net impairment loss recognized in earnings	-	-

TOTAL OTHER INCOME	1,475	915

OTHER EXPENSES:
Salaries and employee benefits	2,938	2,256
Occupancy and equipment	960	537
Other	1,624	1,731

TOTAL OTHER EXPENSES	5,522	4,524

INCOME BEFORE INCOME TAXES	1,286	294

INCOME TAXES (BENEFIT)	315	(207)

NET INCOME	971	501

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	86

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$865	$415

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.28	$.14
DILUTED	.28	.14
DIVIDENDS PER SHARE – COMMON	.0375	.0375

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	501	-	-	501
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	184	-	184
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	1	-	1
Dividends on preferred stock	-	-	-	-	(86)	-	-	(86)
Dividends on common stock, $.0375 per share	-	-	-	-	(115)	-	-	(115)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation expense	-	-	-	23	-	-	-	23
Balance, March 31, 2011	$3,093	$16,939	$284	$23,124	$15,023	$(392)	$(464)	$57,607

Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	971			971
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	367	-	367
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	(18)	-	(18)
Accretion and dividends on preferred stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $.0375 per share	-	-	-	-	(114)	-	-	(114)
Restricted stock grant	42	-	-	(42)	-	-	-	-
Compensation expense	-	-	-	43	-	-	-	43
Balance, March 31, 2012	$3,135	$16,959	$284	$23,221	$17,542	$911	$(464)	$61,588

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$971	$501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	631	241
Provision for loan losses	152	348
Loss on sale/writedown of ORE	143	7
Restricted stock expense	43	23
Increase in cash value of life insurance	(44)	(46)
Federal Home Loan Bank stock dividends	(1)	(1)
Changes in:
Interest receivable	(314)	5
Loans held for sale, net	578	1,026
Interest payable	(22)	(24)
Other, net	2,649	(194)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,786	1,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	7,716	9,622
Purchases of securities available-for-sale and held-to-maturity	(27,744)	(12,333)
Purchases of other securities	(157)	-
Net (increase)decrease in loans	1,924	(6,362)
Net additions in premises and equipment	(234)	(546)
NET CASH USED IN INVESTING ACTIVITIES	(18,495)	(9,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	37,867	38,185
Net decrease in borrowed funds	(231)	(19)
Dividends paid on common stock	(113)	(113)
Dividends paid on preferred stock	(86)	(86)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,437	37,967

NET INCREASE IN CASH	23,728	30,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,181	33,976
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,909	$64,210

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$1,203	$1,506
CASH PAYMENTS FOR INCOME TAXES	174	161
LOANS TRANSFERRED TO OTHER REAL ESTATE	2,438	455
ISSUANCE OF RESTRICTED STOCK GRANTS	42	34

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At March 31, 2012, the Company had approximately $722.1 million in assets, $382.7 million in loans,$611.3 million in deposits, and $61.6 million in stockholders' equity. For the three months ended March 31, 2012, the Company reported a net income of $1.0 million ($.9 million applicable to common stockholders).

In the first quarter of 2012, the Company declared and paid a dividend of $.0375 per common share.

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

The Company acquired the $46.8 million loan portfolio at a fair value discount of $.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The non credit quality portion of the discount was $.1 million and the credit quality portion of the discount was $.6 million.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$9,100
Total purchase price	9,100
Identifiable assets:
Cash	125,243
Loans and leases	46,118
Core deposit intangible	2,402
Personal and real property	7,481
Other assets	95
Total assets	181,339
Liabilities and equity:
Deposits	179,196
Other liabilities	1,703
Total liabilities	180,899
Net assets acquired	440
Goodwill resulting from acquisition	$8,660

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2012 are as follows (dollars in thousands):

Outstanding principal balance	$35,197
Carrying amount	34,677

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

The Company allocated the proceeds received from the Treasury, net of transaction costs, on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values. The Company assigned $.3 million and $4.7 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock is being accreted up to the $5.0 million liquidation amount at the time of the exchange that is described in the following paragraphs.

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

	For the Three Months Ended March 31, 2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Data

Basic per share	$865,000	3,079,337	$.28

Effect of dilutive shares:
Restricted stock grants		16,591

Diluted per share	$865,000	3,095,928	$.28

	For the Three Months Ended March 31, 2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Data

Basic per share	$415,000	3,054,789	$.14

Effect of dilutive shares:
Restricted stock grants		5,271

Diluted per share	$415,000	3,060,060	$.14

The Company granted 42,795 shares of restricted stock in the first quarter of 2012 and 33,850 shares of restricted stock in the first quarter of 2011.

NOTE F — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Quarter Ended March 31,
	2012	2011

Net Income	$971	$501

Other Comprehensive Income, net of tax:
Unrealized holding gains on available-for-sale securities during the period	367	184
Unrealized gain (loss) on derivative carried at fair value during the period	(18)	1

Comprehensive Income	$1,320	$686

Unrealized holding gains on available-for-sale securities during the period, net of tax	$367	$184

Unrealized gain (loss) on derivative carried at fair value during the period, net of tax	(18)	1

Accumulated Other Comprehensive Gain (Loss), beginning of period	562	(577)

Accumulated Other Comprehensive Income Gain (Loss), end of period	$911	$(392)

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31,2012 and December 31, 2011 (in thousands):

March 31, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$52,850	$-	$52,850	$-
Municipal securities	95,502	-	95,502	-
Mortgage-backed securities	67,429	-	67,429	-
Corporate obligations	13,640	-	11,283	2,357
Other	974	974	-	-
Total	$230,395	$974	$227,064	$2,357

December 31, 2011

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$43,673	$-	$43,673	$-
Municipal securities	94,259	-	94,259	-
Mortgage-backed securities	59,330	-	59,330	-
Corporate obligations	14,293	-	12,041	2,252
Other	974	974	-	-
Total	$212,529	$974	$209,303	$2,252

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
	Preferred
(Dollars in thousands)	Securities
	2012	2011
Balance, January 1	$2,252	$2,619
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	(4)
Unrealized gain (loss) included in comprehensive income	105	(363)
Balance at March 31, 2012 and December 31, 2011	$2,357	$2,252

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2012, amounted to $6.4 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2012 and December 31, 2011.

($ in thousands)

March 31, 2012

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,888	-	$2,888	-
Other real estate owned	6,386	-	6,386	-

December 31, 2011

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,125	$-	$5,125	$-
Other real estate owned	4,353	-	4,353	-

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

	As of		As of
	March 31, 2012		December 31, 2011
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$46,909	$46,909	$23,181	$23,181
Securities available-for-sale	230,395	230,395	212,529	212,529
Securities held-to-maturity	8,492	8,759	6,002	6,002
Other securities	2,803	2,803	2,645	2,645
Loans, net	378,373	390,337	383,417	396,905

Liabilities:

Noninterest-bearing deposits	$110,198	$110,198	$107,129	$107,129
Interest-bearing deposits	501,116	501,868	466,265	467,198
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	26,801	26,801	27,032	27,032

NOTE H — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At March 31, 2012 and December 31, 2011, respectively, loans accounted for 58.0% and 62.4% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$2,300	0.6%	$2,906	0.7%
Commercial, financial and agricultural	48,907	12.8	48,385	12.5
Real Estate:
Mortgage-commercial	132,296	34.6	138,943	35.8
Mortgage-residential	107,990	28.2	117,692	30.3
Construction	77,418	20.2	63,357	16.3
Consumer and other	13,834	3.6	16,645	4.4
Total loans	382,745	100%	387,928	100%
Allowance for loan losses	(4,372)		(4,511)
Net loans	$378,373		$383,417

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

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

Three Months
Ended
March 31, 2012

Balance at beginning of period	$4,511
Loans charged-off:
Real Estate	(268)
Installment and Other	(33)
Commercial, Financial and Agriculture	(24)
Total	(325)
Recoveries on loans previously charged-off:
Real Estate	1
Installment and Other	17
Commercial, Financial and Agriculture	16
Total	34
Net Charge-offs	(291)
Provision for Loan Losses	152
Balance at end of period	$4,372

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at March 31, 2012 and December 31, 2011.

Allocation of the Allowance for Loan Losses

	March 31, 2012
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$419	12.5%
Commercial Real Estate	3,084	66.4
Consumer Real Estate	709	16.0
Consumer	95	5.1
Unallocated	65	-
Total	$4,372	100%

	December 31, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$397	16.3%
Commercial Real Estate	3,356	63.8
Consumer Real Estate	680	15.7
Consumer	78	4.2
Unallocated	-	-
Total	$4,511	100%

The following table represents the Company’s impaired loans at March 31, 2012 and December 31, 2011. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2012	2011
	(In thousands)

Impaired Loans:
Impaired loans without a valuation allowance	$1,290	$2,791
Impaired loans with a valuation allowance	1,598	2,334
Total impaired loans	$2,888	$5,125
Allowance for loan losses on impaired loans at period end	616	738

Total nonaccrual loans	2,888	5,125

Past due 90 days or more and still accruing	2,744	496
Average investment in impaired loans	4,007	4,185

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

Three Months Ended March 31, 2012

Average of individually impaired loans during period	$4,007
Interest income recognized during impairment	-
Cash-basis interest income recognized	1

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2012, was $15,000. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2012 and 2011.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2012 and December 31, 2011. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2012

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$2,557	$36	$295	$2,888
Collectively evaluated	310,908	19,361	47,288	377,557
Total	$313,465	$19,397	$47,583	$380,445

Allowance for Loan Losses
Individually evaluated	$489	$13	$114	$616
Collectively evaluated	3,304	147	305	3,756
Total	$3,793	$160	$419	$4,372

December 31, 2011

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,841	$38	$246	$5,125
Collectively evaluated	301,271	16,107	62,519	379,897
Total	$306,112	$16,145	$62,765	$385,022

Allowance for Loan Losses
Individually evaluated	$662	$13	$63	$738
Collectively evaluated	3,375	64	334	3,773
Total	$4,037	$77	$397	$4,511

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2012 and December 31, 2011. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2012 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2012

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$77	$77	$-	$99	$-
Commercial real estate	889	889	-	1,654	1
Consumer real estate	317	317	-	264	-
Consumer installment	7	7	-	8	-
Total	$1,290	$1,290	$-	$2,025	$1

Impaired loans with a related allowance:
Commercial installment	$218	$218	$114	$172	$-
Commercial real estate	1,006	1,006	383	1,270	-
Consumer real estate	345	345	106	511	-
Consumer installment	29	29	13	29	-
Total	$1,598	$1,598	$616	$1,982	$-

Total Impaired Loans:
Commercial installment	$295	$295	$114	$271	$-
Commercial real estate	1,895	1,895	383	2,924	1
Consumer real estate	662	662	106	775	-
Consumer installment	36	36	13	37	-
Total Impaired Loans	$2,888	$2,888	$616	$4,007	$1

December 31, 2011

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$121	$121	$-	$69	$5
Commercial real estate	2,420	2,420	-	1,457	85
Consumer real estate	241	241	-	288	3
Consumer installment	9	9	-	11	-
Total	$2,791	$2,791	$-	$1,825	$93

Impaired loans with a related allowance:
Commercial installment	$125	$125	$63	$128	$-
Commercial real estate	1,533	1,533	571	1,463	23
Consumer real estate	647	647	91	740	12
Consumer installment	29	29	13	29	6
Total	$2,334	$2,334	$738	$2,360	$41

Total Impaired Loans:
Commercial installment	$246	$246	$63	$197	$5
Commercial real estate	3,953	3,953	571	2,920	108
Consumer real estate	888	888	91	1,028	15
Consumer installment	38	38	13	40	6
Total Impaired Loans	$5,125	$5,125	$738	$4,185	$134

The following tables provide additional detail of troubled debt restructurings at March 31, 2012.

For the Three Months Ending March 31, 2012

	Outstanding	Outstanding Recorded
	Recorded	Investment		Interest
	Investment	Post -	Number of	Income
	Pre - Modification	Modification	Loans	Recognized
(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
	$-	$-	-	$-

The balance of troubled debt restructurings at March 31, 2012 was $0. There was no allocation in specific reserves established with respect to these loans as of March 31, 2012. As of March 31, 2012, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $0. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $0. All loans were performing as agreed with modified terms.

During the three month period ending March 31, 2012, there were no loans modified as TDR.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2012
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$949	$608	$728	$2,285	$77,418
Real Estate-mortgage	2,297	72	821	3,190	107,990
Real Estate-non farm non residential	525	1,535	974	3,034	132,296
Commercial	213	513	295	1,021	48,907
Consumer	88	16	70	174	13,834
Total	$4,072	$2,744	$2,888	$9,704	$380,445

	December 31, 2011
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$70	$22	$945	$1,037	$63,357
Real Estate-mortgage	2,189	311	984	3,484	117,692
Real Estate-non farm non residential	1,662	144	2,877	4,683	138,943
Commercial	138	19	246	403	48,385
Consumer	214	-	73	287	16,645
Total	$4,273	$496	$5,125	$9,894	$385,022

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)

March 31, 2012

				Commercial,
		Real	Installment	Financial
	Real Estate	Estate	and	and
	Commercial	Mortgage	Other	Agriculture	Total

Pass	$227,755	$58,544	$19,259	$46,846	$352,404
Special Mention	4,166	154	39	50	4,409
Substandard	20,761	2,182	99	585	23,627
Doubtful	-	37	-	103	140
Subtotal	252,682	60,917	19,397	47,584	380,580
Less:
Unearned
Discount	92	42	-	1	135
Loans, net of unearned discount	$252,590	$60,875	$19,397	$47,583	$380,445

December 31, 2011

				Commercial,
		Real	Installment	Financial
	Real Estate	Estate	and	and
	Commercial	Mortgage	Other	Agriculture	Total

Pass	$223,692	$57,835	$16,004	$60,741	$358,272
Special Mention	5,169	71	45	3	5,288
Substandard	16,815	2,553	99	1,846	21,313
Doubtful	-	104	-	175	279
Subtotal	245,676	60,563	16,148	62,765	385,152
Less:
Unearned
Discount	94	34	-	2	130
Loans, net of unearned discount	$245,582	$60,529	$16,148	$62,763	$385,022

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2012, follows:

($ in thousands)

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S.
Government Agencies	$52,820	$132	$102	$52,850
Tax-exempt and taxable
obligations of states and municipal subdivisions	92,805	2,782	85	95,502
Mortgage-backed securities	66,485	1,060	116	67,429
Corporate obligations	15,645	139	2,144	13,640
Other	1,255	-	281	974
Total	$229,010	$4,113	$2,728	$230,395
Held-to-maturity securities:
Mortgage-backed securities	$2,492	$-	$33	$2,459
Taxable obligations of states and municipal subdivisions	6,000	300	-	6,300
Total	$8,492	$300	$33	$8,759

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

NOTE L – RECLASSIFICATION

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company. The First reported total assets of $720.8 million at March 31, 2012, compared to $679.9 million at December 31, 2011. Loans increased $5.2 million, or 1.3%, during the first three months of 2012. Deposits at March 31, 2012, totaled $611.6 million compared to $573.4 million at December 31, 2011. For the three month period ended March 31, 2012, The First reported net income of $1.1 million compared to $.7 million for the three months ended March 31, 2011.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2012, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2012, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,072
Past due 90 days or more and still accruing	2,744

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.9 million at March 31, 2012, a decrease of $2.2 million from December 31, 2011. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $6.4 million at March 31, 2012. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2012, the Bank had $0 in loans that were modified as troubled debt restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $46.9 million as of March 31, 2012. In addition, loans and investment securities repricing or maturing within one year or less exceeded $170.9 million at March 31, 2012. Approximately $58.8 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $.7 million at March 31, 2012.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2012, was $61.6 million, or approximately 8.5% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2012, were as follows:

Tier 1 leverage	9.38%
Tier 1 risk-based	12.79%
Total risk-based	13.74%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $971,000 for the three months ended March 31, 2012, compared with consolidated net income of $501,000 for the same period last year.

Net interest income increased to $5.5 million from $4.3 million for the three months ended March 31, 2012, or an increase of 29.0% as compared to the same period in 2011. This increase was a result of increased loan volume and lower funding costs.

Non interest income for the three months ended March 31, 2012, was $1,475,000 compared to $915,000 for the same period in 2011, reflecting an increase of $560,000 or 61.4%. Included in noninterest income is service charges on deposit accounts, which for the three months ended March 31, 2012, totaled $870,000 compared to $559,000 for the same period in 2011. An increase in fee income associated with higher loan and deposit volumes attributed to this income as well as fee income generated from our mortgage division.

The provision for loan losses was $152,000 in the three months ended March 31, 2012, compared with $348,000 for the same period in 2011. The allowance for loan losses of $4.4 million at March 31, 2012 (approximately 1.15% of total loans and 1.27% of loans excluding those booked at fair value due to business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Non interest expense increased by $1.0 million or 22.1% for the three months ended March 31, 2012, when compared with the same period in 2011. This increase is primarily related to an increase in operating costs associated with the acquisition of the Whitney branches acquired in the fourth quarter of 2011, as more fully discussed at Note C.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of March 31, 2012, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO.	4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures about fair value measurements are required. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (ASC Topic 820, Fair Value Measurement). It does expand existing disclosure requirements for fair value measurements and eliminates unnecessary wording differences between U.S. GAAP and IFRS. ASU 2011-04 was effective for interim periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This guidance (ASC Topic 220, Comprehensive Income) revises the manner in which entities present comprehensive income in their financial statements. It requires entities to report components in either a continuous statement of comprehensive income or in two separate but consecutive statements. The items that must be reported in other comprehensive income do not change. In December 2011, the FASB issued ASU No. 2011-12 to defer changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments until the FASB has time to reconsider the presentation of such adjustments. The remaining portion of ASU No. 2011-05 was effective for annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210) Disclosures about Offsetting Assets and Liabilities.” The ASU amends ASC Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company does not believe the amendments will have a material impact on the financial statements.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2011. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed one report on Form 8-K during the quarter ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.

(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
May 8, 2012		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
May 8, 2012		DeeDee Lowery, Executive Vice President and
(Date)		Chief Financial Officer

