Form 10-Q
period 2012-06-30
FIRST BANCSHARES INC /MS/
filed 2012-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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

ON JUNE 30, 2012, 3,108,867 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES  ☐ NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES   ☐   NO   ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

Cash and due from banks	$11,871	$10,152
Interest-bearing deposits with banks	10,495	12,788
Federal funds sold	764	241

Total cash and cash equivalents	23,130	23,181

Securities held-to-maturity, at amortized cost	8,484	6,002
Securities available-for-sale, at fair value	229,703	212,529
Other securities	3,090	2,645

Total securities	241,277	221,176

Loans held for sale	3,210	2,906
Loans	382,341	385,022
Allowance for loan losses	(4,468)	(4,511)

Loans, net	381,083	383,417

Premises and equipment	22,592	22,991
Interest receivable	3,010	2,772
Cash surrender value of life insurance	6,358	6,270
Goodwill	9,362	9,362
Other assets	13,804	12,244

TOTAL ASSETS	$700,616	$681,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$104,482	$107,129
Interest-bearing	483,547	466,265

TOTAL DEPOSITS	588,029	573,394

Interest payable	259	308
Borrowed funds	28,291	27,032
Subordinated debentures	10,310	10,310
Other liabilities	10,427	9,944

TOTAL LIABILITIES	637,316	620,988

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2012 and at December 31, 2011	16,980	16,939
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,135,361 and 3,092,566 shares issued at June 30, 2012 and at December 31, 2011	3,135	3,093
Additional paid-in capital	23,570	23,504
Retained earnings	18,356	16,791
Accumulated other comprehensive income	1,723	562
Treasury stock, at cost, 26,494 shares at June 30, 2012 and at December 31, 2011	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	63,300	60,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,616	$681,413

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans	$5,353	$5,117	$10,807	$10,131
Interest and dividends on securities:
Taxable interest and dividends	729	468	1,423	838
Tax exempt interest	507	333	1,014	663
Interest on federal funds sold	20	23	31	42

TOTAL INTEREST INCOME	6,609	5,941	13,275	11,674

INTEREST EXPENSE:
Interest on deposits	834	1,127	1,726	2,308
Interest on borrowed funds	267	303	556	604

TOTAL INTEREST EXPENSE	1,101	1,430	2,282	2,912

NET INTEREST INCOME	5,508	4,511	10,993	8,762

PROVISION FOR LOAN LOSSES	221	305	373	653

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,287	4,206	10,620	8,109

OTHER INCOME:
Service charges on deposit accounts	857	567	1,727	1,126
Other service charges and fees	653	461	1,258	817
Impairment loss on securities:
Total other-than-temporary impairment (gain)loss	-	469	-	380
Portion of gain (loss) recognized in other comprehensive income	-	(473)	-	(384)
Net impairment loss recognized in earnings	-	(4)	-	(4)

TOTAL OTHER INCOME	1,510	1,024	2,985	1,939

OTHER EXPENSES:
Salaries and employee benefits	2,996	2,217	5,934	4,473
Occupancy and equipment	949	530	1,909	1,067
Other	1,469	1,546	3,093	3,277

TOTAL OTHER EXPENSES	5,414	4,293	10,936	8,817

INCOME BEFORE INCOME TAXES	1,383	937	2,669	1,231

INCOME TAXES	346	267	661	60

NET INCOME	1,037	670	2,008	1,171

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	85	212	171

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$931	$585	$1,796	$1,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.30	$.19	$.58	$.33
DILUTED	.30	.19	.58	.33
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.075	.075

THE FIRST BANCSHARES, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income per consolidated statements of income	$1,037	$670	$2,008	$1,171
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	770	954	1,137	1,138
Unrealized gain (loss) on derivative carried at fair value during the period	42	(18)	24	(17)
Comprehensive Income	$1,849	$1,606	$3,169	$2,292

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	1,171	-	-	1,171
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	1,138	-	1,138
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	(17)	-	(17)
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(232)	-	-	(232)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation expense	-	-	-	56	-	-	-	56
Balance, June 30, 2011	$3,093	$16,939	$284	$23,157	$15,491	$544	$(464)	$59,044

Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	2,008	-	-	2,008
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	1,137	-	1,137
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	24	-	24
Accretion and dividends on preferred stock	-	41	-	-	(212)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(231)	-	-	(231)
Restricted stock grant	42	-	-	(42)	-	-	-	-
Compensation expense	-	-	-	108	-	-	-	108
Balance, June 30, 2012	$3,135	$16,980	$284	$23,286	$18,356	$1,723	$(464)	$63,300

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,008	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,259	525
Impairment loss on securities	-	4
Provision for loan losses	373	653
Loss on sale/writedown of ORE	309	127
Restricted stock expense	108	56
Increase in cash value of life insurance	(88)	(93)
Federal Home Loan Bank stock dividends	(2)	(2)
Changes in:
Interest receivable	(238)	(125)
Loans held for sale, net	(268)	271
Interest payable	(49)	(47)
Other, net	1,891	(222)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,303	2,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available- for-sale	24,455	17,583
Purchases of securities available-for-sale and held-to-maturity	(42,876)	(43,225)
Purchases of other securities	(443)	-
Net increase in loans	(1,725)	(17,319)
Net additions in premises and equipment	(200)	(838)
NET CASH USED IN INVESTING ACTIVITIES	(20,789)	(43,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	14,573	37,302
Net increase (decrease) in borrowed funds	1,259	(37)
Dividends paid on common stock	(226)	(226)
Dividends paid on preferred stock	(171)	(171)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,435	36,868

NET DECREASE IN CASH	(51)	(4,613)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,181	33,976
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,130	$29,363
SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$2,331	$2,959
CASH PAYMENTS FOR INCOME TAXES	768	648
LOANS TRANSFERRED TO OTHER REAL ESTATE	4,142	1,848
ISSUANCE OF RESTRICTED STOCK GRANTS	42	34

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At June 30, 2012, the Company had approximately $700.6 million in assets, $385.6 million in loans, $588.0 million in deposits, and $63.3 million in stockholders' equity. For the six months ended June 30, 2012, the Company reported net income of $2.0 million ($1.8 million applicable to common stockholders).

In the first and second quarters of 2012, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

On September 16, 2011 the Company completed the purchase of seven (7) branches located on the Mississippi Gulf Coast and one (1) branch located in Bogalusa, Louisiana from Whitney National Bank and Hancock Bank of Louisiana (the “Whitney branches”). As part of the agreement, the Company purchased loans of $46.8 million and assumed deposit liabilities of $179.3 million, and purchased the related fixed assets and cash of the branches. The Company operates the acquired bank branches under the name The First, A National Banking Association. The acquisition allowed the Company to expand its presence in South Mississippi as well as enter a new market in Louisiana. The Company’s condensed consolidated statements of income include the results of operations of the Whitney branches.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2012 are as follows (dollars in thousands):

Outstanding principal balance	$28,987
Carrying amount	28,543

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

The most significant difference in terms between the CDCI Preferred Shares and the CPP Preferred Shares is the dividend rate applicable to each. The CPP Preferred Shares entitled the holder to an annual dividend of 5% increasing to 9% after 5 years of the liquidation value of the shares, payable quarterly in arrears; by contrast, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% for 8 years of the liquidation value of the shares, payable quarterly in arrears. Other differences in terms between the CDCI Preferred Shares and the CPP Preferred Shares, including, without limitation, the restrictions on common stock dividends and on redemption of common stock and other securities exist. The terms of the CDCI Preferred Shares are more fully set forth in the Articles of Amendment creating the CDCI Preferred Shares, which Articles of Amendment were filed with the Mississippi Secretary of State on September 27, 2010.

As a condition to participate in the CDCI, the Company was required to obtain certification as a Community Development Financial Institution (a “CDFI”) from the Treasury’s Community Development Financial Fund. On September 28, 2010, the Company was notified that its application for CDFI certification had been approved. In order to become certified and maintain its certification as a CDFI, the Company is required to meet the CDFI eligibility requirements set forth in 12 C.F.R. 1805.201(b).

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	June 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$931,000	3,108,867	$.30

Effect of dilutive shares:
Restricted stock grants		21,557

Diluted per share	$931,000	3,130,424	$.30

	For the Six Months Ended
	June 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,796,000	3,094,102	$.58

Effect of dilutive shares:
Restricted stock grants		21,557

Diluted per share	$1,796,000	3,115,659	$.58

	For the Three Months Ended
	June 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$585,000	3,066,072	$.19

Effect of dilutive shares:
Restricted stock grants		5,978

Diluted per share	$585,000	3,072,050	$.19

	For the Six Months Ended
	June 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,000,000	3,060,430	$.33

Effect of dilutive shares:
Restricted stock grants		5,978

Diluted per share	$1,000,000	3,066,408	$.33

The Company granted 42,795 shares of restricted stock in the first quarter of 2012 and 33,850 shares of restricted stock in the first quarter of 2011.

NOTE F — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30
	2012	2011	2012	2011

Unrealized holding gains on available-for-sale securities during the period, net of tax	$770	$954	$1,137	$1,138

Unrealized gain (loss) on derivative carried at fair value during the period, net of tax	42	(18)	24	(17)

Accumulated Other Comprehensive Income (Loss), beginning of period	911	(392)	562	(577)

Accumulated Other Comprehensive Income, end of period	$1,723	$544	$1,723	$544

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30,2012 and December 31, 2011 (in thousands):

June 30, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$47,709	$-	$47,709	$-
Municipal securities	99,248	-	99,248	-
Mortgage-backed securities	61,281	-	61,281	-
Corporate obligations	20,491	-	18,201	2,290
Other	974	974	-	-
Total	$229,703	$974	$226,439	$2,290

December 31, 2011

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$43,673	$-	$43,673	$-
Municipal securities	94,259	-	94,259	-
Mortgage-backed securities	59,330	-	59,330	-
Corporate obligations	14,293	-	12,041	2,252
Other	974	974	-	-
Total	$212,529	$974	$209,303	$2,252

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2012	2011
Balance, January 1	$2,252	$2,619
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	(4)
Unrealized gain (loss) included in comprehensive income	38	(363)
Balance at June 30, 2012 and December 31, 2011	$2,290	$2,252

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2012, amounted to $6.7 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2012 and December 31, 2011.

($ in thousands)

June 30, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,303	$-	$2,303	$-
Other real estate owned	6,744	-	6,744	-

December 31, 2011

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,125	$-	$5,125	$-
Other real estate owned	4,353	-	4,353	-

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

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$23,130	$23,130	$23,181	$23,181
Securities available-for-sale	229,703	229,703	212,529	212,529
Securities held-to-maturity	8,484	8,850	6,002	6,002
Other securities	3,090	3,090	2,645	2,645
Loans, net	381,083	394,334	383,417	396,905

Liabilities:
Noninterest-bearing deposits	$104,482	$104,482	$107,129	$107,129
Interest-bearing deposits	483,547	484,272	466,265	467,198
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	28,291	28,291	27,032	27,032

NOTE H — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At June 30, 2012 and December 31, 2011, respectively, loans accounted for 60.4% and 62.4% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

 Composition of Loan Portfolio

	June 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$3,210	0.8%	$2,906	0.7%
Commercial, financial and agricultural	50,306	13.0	48,385	12.5
Real Estate:
Mortgage-commercial	134,933	35.0	138,943	35.8
Mortgage-residential	121,611	31.5	117,692	30.3
Construction	60,939	15.8	63,357	16.3
Consumer and other	14,552	3.9	16,645	4.4
Total loans	385,551	100%	387,928	100%
Allowance for loan losses	(4,468)		(4,511)
Net loans	$381,083		$383,417

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

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012

Balance at beginning of period	$4,372	$4,511
Loans charged-off:
Real Estate	(96)	(364)
Installment and Other	(65)	(98)
Commercial, Financial and Agriculture	(2)	(26)
Total	(163)	(488)
Recoveries on loans previously charged-off:
Real Estate	13	14
Installment and Other	22	39
Commercial, Financial and Agriculture	3	19
Total	38	72
Net Charge-offs	(125)	(416)
Provision for Loan Losses	221	373
Balance at end of period	$4,468	$4,468

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at June 30, 2012 and December 31, 2011.

Allocation of the Allowance for Loan Losses

	June 30, 2012
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$552	12.7%
Commercial Real Estate	2,924	66.5
Consumer Real Estate	710	16.4
Consumer	133	4.3
Unallocated	149	.1
Total	$4,468	100%

	December 31, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$397	16.3%
Commercial Real Estate	3,356	63.8
Consumer Real Estate	680	15.7
Consumer	78	4.2
Unallocated	-	-
Total	$4,511	100%

The following table represents the Company’s impaired loans at June 30, 2012 and December 31, 2011. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2012	2011
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$1,230	$2,791
Impaired loans with a valuation allowance	1,073	2,334
Total impaired loans	$2,303	$5,125
Allowance for loan losses on impaired loans at period end	290	738

Total nonaccrual loans	2,303	5,125

Past due 90 days or more and still accruing	1,205	496
Average investment in impaired loans	3,439	4,185

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Average of individually impaired loans during period	$2,596	$3,439
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	-	2

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three and six months ended June 30, 2012, was $67,100 and $69,400, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2012 and 2011.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2012 and December 31, 2011. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2012

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$2,016	$27	$260	$2,303
Collectively evaluated	315,180	16,475	48,383	380,038
Total	$317,196	$16,502	$48,643	$382,341

Allowance for Loan Losses
Individually evaluated	$181	$12	$97	$290
Collectively evaluated	3,453	270	455	4,178
Total	$3,634	$282	$552	$4,468

December 31, 2011

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,841	$38	$246	$5,125
Collectively evaluated	301,271	16,107	62,519	379,897
Total	$306,112	$16,145	$62,765	$385,022

Allowance for Loan Losses
Individually evaluated	$662	$13	$63	$738
Collectively evaluated	3,375	64	334	3,773
Total	$4,037	$77	$397	$4,511

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2012 and December 31, 2011. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2012 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2012

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$77	$77	$-	$77	$-
Commercial real estate	920	920	-	904	2
Consumer real estate	231	231	-	274	-
Consumer installment	2	2	-	5	-
Total	$1,230	$1,230	$-	$1,260	$2

Impaired loans with a related allowance:
Commercial installment	$183	$183	$97	$200	$-
Commercial real estate	613	613	157	810	-
Consumer real estate	252	252	24	298	-
Consumer installment	25	25	12	28	-
Total	$1,073	$1,073	$290	$1,336	$-

Total Impaired Loans:
Commercial installment	$260	$260	$97	$277	$-
Commercial real estate	1,533	1,533	157	1,714	2
Consumer real estate	483	483	24	572	-
Consumer installment	27	27	12	33	-
Total Impaired Loans	$2,303	$2,303	$290	$2,596	$2

December 31, 2011

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(Inthousands)

Impaired loans with no related allowance:
Commercial installment	$121	$121	$-	$69	$5
Commercial real estate	2,420	2,420	-	1,457	85
Consumer real estate	241	241	-	288	3
Consumer installment	9	9	-	11	-
Total	$2,791	$2,791	$-	$1,825	$93

Impaired loans with a related allowance:
Commercial installment	$125	$125	$63	$128	$-
Commercial real estate	1,533	1,533	571	1,463	23
Consumer real estate	647	647	91	740	12
Consumer installment	29	29	13	29	6
Total	$2,334	$2,334	$738	$2,360	$41

Total Impaired Loans:
Commercial installment	$246	$246	$63	$197	$5
Commercial real estate	3,953	3,953	571	2,920	108
Consumer real estate	888	888	91	1,028	15
Consumer installment	38	38	13	40	6
Total Impaired Loans	$5,125	$5,125	$738	$4,185	$134

The following tables provide additional detail of troubled debt restructurings at June 30, 2012.

For the Three Months Ending June 30, 2012

Outstanding
	Outstanding Recorded	Recorded Investment		Interest
	Investment Pre-Modification	Post - Modification	Number of Loans	Income Recognized
(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	63	63	1	1
Consumer installment	-	-	-	-
	$63	$63	1	$1

For the Six Months Ending June 30, 2012

Outstanding
	Outstanding Recorded	Recorded Investment		Interest
	Investment Pre-Modification	Post - Modification	Number of Loans	Income Recognized
(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	63	63	1	1
Consumer installment	-	-	-	-
	$63	$63	1	$1

The balance of troubled debt restructurings at June 30, 2012 was $104,000. There was no allocation in specific reserves established with respect to these loans as of June 30, 2012. As of June 30, 2012, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $-0-. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $-0-. All loans were performing as agreed with modified terms.

During the three and six month period ending June 30, 2012, there was 1 loan modified as TDR.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2012
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$1,108	$33	$712	$1,853	$60,939
Real Estate-mortgage	2,096	464	723	3,283	121,611
Real Estate-non farm non residential	68	685	581	1,334	134,933
Commercial	106	-	260	366	50,306
Consumer	158	23	27	208	14,552
Total	$3,536	$1,205	$2,303	$7,044	$382,341

	December 31, 2011
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$70	$22	$945	$1,037	$63,357
Real Estate-mortgage	2,189	311	984	3,484	117,692
Real Estate-non farm non residential	1,662	144	2,877	4,683	138,943
Commercial	138	19	246	403	48,385
Consumer	214	-	73	287	16,645
Total	$4,273	$496	$5,125	$9,894	$385,022

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)

June 30, 2012

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$234,512	$60,222	$16,406	$46,280	$357,420
Special Mention	4,329	152	32	1,824	6,337
Substandard	15,731	2,408	64	475	18,678
Doubtful	-	-	-	68	68
Subtotal	254,572	62,782	16,502	48,647	382,503
Less:
Unearned discount	98	60	-	4	162
Loans, net of unearned discount	$254,474	$62,722	$16,502	$48,643	$382,341

December 31, 2011

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$223,692	$57,835	$16,004	$60,741	$358,272
Special Mention	5,169	71	45	3	5,288
Substandard	16,815	2,553	99	1,846	21,313
Doubtful	-	104	-	175	279
Subtotal	245,676	60,563	16,148	62,765	385,152
Less:
Unearned discount	94	34	-	2	130
Loans, net of unearned discount	$245,582	$60,529	$16,148	$62,763	$385,022

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2012, follows:

($ in thousands)

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$47,544	$170	$5	$47,709
Tax-exempt and taxable obligations of states and municipal subdivisions	95,843	3,435	30	99,248
Mortgage-backed securities	59,944	1,384	47	61,281
Corporate obligations	22,565	294	2,368	20,491
Other	1,255	-	281	974
Total	$227,151	$5,283	$2,731	$229,703
Held-to-maturity securities:
Mortgage-backed securities	$2,484	$66	$-	$2,550
Taxable obligations of states and municipal subdivisions	6,000	300	-	6,300
Total	$8,484	$366	$-	$8,850

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

The First represents the primary asset of the Company. The First reported total assets of $699.3 million at June 30, 2012, compared to $679.9 million at December 31, 2011. Loans decreased $2.4 million, or .6%, during the first six months of 2012. Deposits at June 30, 2012, totaled $588.0 million compared to $573.4 million at December 31, 2011. For the six month period ended June 30, 2012, The First reported net income of $2.2 million compared to $1.6 million for the six months ended June 30, 2011.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2012, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2012, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,536
Past due 90 days or more and still accruing	1,205

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.3 million at June 30, 2012, a decrease of $2.8 million from December 31, 2011. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $6.7 million at June 30, 2012. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2012, the Bank had $104,000 in loans that were modified as troubled debt restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $23.1 million as of June 30, 2012. In addition, loans and investment securities repricing or maturing within one year or less exceeded $174.9 million at June 30, 2012. Approximately $63.3 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.5 million at June 30, 2012.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2012, was $63.3 million, or approximately 9.0% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2012, were as follows:

Tier 1 leverage	8.49%
Tier 1 risk-based	12.95%
Total risk-based	13.92%

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2012 or later, at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the authoritative guidance, the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $1,037,000 for the three months ended June 30, 2012, compared with consolidated net income of $670,000 for the same period last year.

Net interest income increased to $5,508,000 from $4,511,000 for the three months ended June 30, 2012, or an increase of 22.1% as compared to the same period in 2011. Earning assets through June 30, 2012, increased $136.0 million, or 27.1% and interest-bearing liabilities also increased $98.1 million or 23.1% when compared to June 30, 2011.

Noninterest income for the three months ended June 30, 2012, was $1,510,000 compared to $1,024,000 for the same period in 2011, reflecting an increase of $486,000 or 47.5%. Included in noninterest income is service charges on deposit accounts, which for the three months ended June 30 2012, totaled $857,000 compared to $567,000 for the same period in 2011.

The provision for loan losses was $221,000 for the three months ended June 30, 2012, compared with $305,000 for the same period in 2011. The allowance for loan losses of $4.5 million at June 30, 2012 (approximately 1.16% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1,121,000 or 26.1% for the three months ended June 30, 2012, when compared with the same period in 2011. This increase is primarily related to nonrecurring events including compromises of contingent claims and costs associated with the acquisition of the Whitney branches.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $2,008,000 for the six months ended June 30, 2012, compared with consolidated net income of $1,171,000 for the same period last year.

Net interest income increased to $11.0 million from $8.8 million for the six months ended June 30, 2012, or an increase of 25.5% as compared to the same period in 2011. This increase was a result of increased loan volume and lower funding costs.

Noninterest income for the six months ended June 30, 2012, was $2,985,000 compared to $1,939,000 for the same period in 2011, reflecting an increase of $1,046,000 or 53.9%. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2012, totaled $1,727,000 compared to $1,126,000 for the same period in 2011. An increase in fee income associated with higher loan and deposit volumes attributed to this income as well as fee income generated from our mortgage division.

The provision for loan losses was $373,000 for the six months ended June 30, 2012, compared with $653,000 for the same period in 2011. The allowance for loan losses of $4.5 million at June 30, 2012 (approximately 1.16% of total loans and 1.25% of loans excluding those booked at fair value due to business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $2.1 million or 24.0% for the six months ended June 30, 2012, when compared with the same period in 2011. This increase is primarily related to an increase in operating costs associated with the acquisition of the Whitney branches acquired in the fourth quarter of 2011, as more fully discussed at Note C.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of June 30, 2012, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance (ASC Topic 220, Comprehensive Income) revises the manner in which entities present comprehensive income in their financial statements. It requires entities to report components in either a continuous statement of comprehensive income or in two separate but consecutive statements. The Company chose the latter presentation. The items that must be reported in other comprehensive income did not change. In December 2011, the FASB issued ASU No. 2011-12 to defer changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments until the FASB has time to reconsider the presentation of such adjustments.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities.” The ASU amends ASC Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company does not believe the amendments will have a material impact on the financial statements.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2011. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed three reports on Form 8-K during the quarter ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
August 14, 2012	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
August 14, 2012	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer