Form 10-Q
period 2012-09-30
FIRST BANCSHARES INC /MS/
filed 2012-11-13
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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

ON September 30, 2012, 3,108,867 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES   ☐   NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES ☐  NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$20,070	$10,152
Interest-bearing deposits with banks	15,652	12,788
Federal funds sold	990	241

Total cash and cash equivalents	36,712	23,181

Securities held-to-maturity, at amortized cost	8,478	6,002
Securities available-for-sale, at fair value	233,621	212,529
Other securities	2,638	2,645

Total securities	244,737	221,176

Loans held for sale	4,898	2,906
Loans	388,062	385,022
Allowance for loan losses	(4,400)	(4,511)

Loans, net	388,560	383,417

Premises and equipment	22,522	22,991
Interest receivable	3,054	2,772
Cash surrender value of life insurance	6,400	6,270
Goodwill	9,362	9,362
Other assets	6,313	7,891
Other real estate owned	8,008	4,353

TOTAL ASSETS	$725,668	$681,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$110,051	$107,129
Interest-bearing	511,882	466,265

TOTAL DEPOSITS	621,933	573,394

Interest payable	227	308
Borrowed funds	16,781	27,032
Subordinated debentures	10,310	10,310
Other liabilities	11,045	9,944

TOTAL LIABILITIES	660,296	620,988

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at Sept. 30, 2012 and at December 31, 2011	17,000	16,939
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,135,361 and 3,092,566 shares issued at Sept. 30, 2012 and at December 31, 2011	3,135	3,093
Additional paid-in capital	23,636	23,504
Retained earnings	19,000	16,791
Accumulated other comprehensive income	3,060	562
Treasury stock, at cost, 26,494 shares at Sept. 30, 2012 and at December 31, 2011	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	65,372	60,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,668	$681,413

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans	$5,204	$5,165	$16,011	$15,296
Interest and dividends on securities:
Taxable interest and dividends	731	452	2,154	1,290
Tax exempt interest	513	366	1,527	1,029
Interest on federal funds sold	11	16	42	58

TOTAL INTEREST INCOME	6,459	5,999	19,734	17,673

INTEREST EXPENSE:
Interest on deposits	714	963	2,440	3,271
Interest on borrowed funds	314	304	870	908

TOTAL INTEREST EXPENSE	1,028	1,267	3,310	4,179

NET INTEREST INCOME	5,431	4,732	16,424	13,494

PROVISION FOR LOAN LOSSES	371	230	744	883

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES	5,060	4,502	15,680	12,611

OTHER INCOME:
Service charges on deposit accounts	853	632	2,580	1,758
Other service charges and fees	665	456	1,923	1,273
Impairment loss on securities:
Total other-than-temporary impairment (gain)loss	-	(52)	-	(141)

Portion of gain (loss) recognized in other comprehensive income	-	52	-	137
Net impairment loss recognized in earnings	-	-	-	(4)

TOTAL OTHER INCOME	1,518	1,088	4,503	3,027

OTHER EXPENSES:
Salaries and employee benefits	3,075	2,391	9,009	6,864
Occupancy and equipment	493	534	2,402	1,466
Other	1,869	1,554	4,962	4,966

TOTAL OTHER EXPENSES	5,437	4,479	16,373	13,296

INCOME BEFORE INCOME TAXES	1,141	1,111	3,810	2,342

INCOME TAXES	269	365	930	425

NET INCOME	872	746	2,880	1,917

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	86	318	257

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$766	$660	$2,562	$1,660

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.25	$.22	$.83	$.54
DILUTED	.24	.21	.82	.54
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.1125	.1125

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,		Sept. 30
	2012	2011	2012	2011

Net income per consolidated statements of income	$872	$746	$2,880	$1,917
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for- sale securities:
Unrealized holding gains (losses) arising during the period	1,313	(103)	2,450	1,035
Unrealized gain on derivative carried at fair value during the period	24	51	48	34
Comprehensive Income	$2,209	$694	$5,378	$2,986

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2011	$3,059	$16,939	$284	$23,135	$14,723	$(577)	$(464)	$57,099
Net income	-	-	-	-	1,917	-	-	1,917
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	1,035	-	1,035
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	34	-	34
Dividends on preferred stock	-	-	-	-	(257)	-	-	(257)
Dividends on common stock, $.1125 per share	-	-	-	-	(346)	-	-	(346)
Restricted stock grant	34	-	-	(34)	-	-	-	-
Compensation expense	-	-	-	88	-	-	-	88
Balance, Sept. 30, 2011	$3,093	$16,939	$284	$23,189	$16,037	$492	$(464)	$59,570

Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	2,880	-	-	2,880
Net change in unrealized gain(loss)on available- for-sale securities, net of tax	-	-	-	-	-	2,450	-	2,450
Net change in unrealized gain(loss)on derivative, net of tax	-	-	-	-	-	48	-	48
Accretion and dividends on preferred stock	-	61	-	-	(318)	-	-	(257)
Dividends on common stock, $.1125 per share	-	-	-	-	(348)	-	-	(348)
Restricted stock grant	42		-	(42)	-	-	-	-
Compensation expense	-	-	-	174	-	-	-	174
Balance, Sept. 30, 2012	$3,135	$17,000	$284	$23,352	$19,005	$3,060	$(464)	$65,372

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited) Nine Months Ended
	Sept. 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,880	$1,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,894	821
Impairment loss on securities	-	4
Provision for loan losses	744	883
Loss on sale/writedown of ORE	396	127
Restricted stock expense	174	88
Increase in cash value of life insurance	(130)	(140)
Federal Home Loan Bank stock dividends	(3)	(3)
Changes in:
Interest receivable	(282)	(297)
Loans held for sale, net	(1,914)	(1,020)
Interest payable	(81)	(71)
Other, net	3,287	2,264
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,965	4,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available- for-sale	40,136	36,901
Purchases of securities available-for-sale and held-to-maturity	(60,762)	(64,876)
Net redemptions of other securities	11	-
Net increase in loans	(10,020)	(13,854)
Net additions in premises and equipment	(428)	(1,189)
Cash received from acquisition	-	116,143
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES	(31,063)	73,125

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	48,477	26,267
Net increase (decrease) in borrowed funds	(10,251)	(3,056)
Dividends paid on common stock	(340)	(340)
Dividends paid on preferred stock	(257)	(257)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,629	22,614

NET INCREASE IN CASH	13,531	100,312
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,181	33,976
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,712	$134,288

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	3,391	4,250
CASH PAYMENTS FOR INCOME TAXES	967	788
LOANS TRANSFERRED TO OTHER REAL ESTATE	6,353	2,957
ISSUANCE OF RESTRICTED STOCK GRANTS	42	34

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the Bank).

At September 30, 2012, the Company had approximately $725.7 million in assets, $393.0 million in loans, $621.9 million in deposits, and $65.4 million in stockholders' equity. For the nine months ended September 30, 2012, the Company reported net income of $2.9 million ($2.6 million applicable to common stockholders).

In the first, second and third quarters of 2012, the Company declared and paid a dividend of $.0375 per common share.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2012, are as follows (dollars in thousands):

Outstanding principal balance	$26,467
Carrying amount	26,099

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

	For the Three Months Ended
	September 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$766,000	3,108,867	$.25

Effect of dilutive shares:
Restricted stock grants		26,378

Diluted per share	$766,000	3,135,245	$.24

	For the Nine Months Ended
	September 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	2,562,000	3,099,024	$.83

Effect of dilutive shares:
Restricted stock grants		26,378

Diluted per share	$2,562,000	3,125,402	$.82

	For the Three Months Ended
	September 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$660,000	3,066,072	$.22

Effect of dilutive shares:
Restricted stock grants		9,379

Diluted per share	$660,000	3,075,451	$.21

	For the Nine Months Ended
	September 30, 2011
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,660,000	3,062,311	$.54

Effect of dilutive shares:
Restricted stock grants		9,379

Diluted per share	$1,660,000	3,071,690	$.54

The Company granted 42,795 shares of restricted stock in the first quarter of 2012 and 33,850 shares of restricted stock in the first quarter of 2011.

NOTE F — COMPREHENSIVE INCOME

The following table discloses Comprehensive Income for the periods reported in the Consolidated Statements of Income:

(In thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011

Unrealized holding gains (losses) on available-for-sale securities during the period, net of tax	$1,313	$(103)	$2,450	$1,035

Unrealized gain on derivative carried at fair value during the period, net of tax	24	51	48	34

Accumulated Other Comprehensive Income(Loss) beginning of period	1,723	544	562	(577)

Accumulated Other Comprehensive Income, end of period	$3,060	$492	$3,060	$492

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30,2012 and December 31, 2011 (in thousands):

September 30, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$46,712	$-	$46,712	$-
Municipal securities	99,783	-	99,783	-
Mortgage-backed securities	64,557	-	64,557	-
Corporate obligations	21,596	-	18,665	2,931
Other	973	973	-	-
Total	$233,621	$973	$229,717	$2,931

December 31, 2011

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$43,673	$-	$43,673	$-
Municipal securities	94,259	-	94,259	-
Mortgage-backed securities	59,330	-	59,330	-
Corporate obligations	14,293	-	12,041	2,252
Other	974	974	-	-
Total	$212,529	$974	$209,303	$2,252

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2012	2011
Balance, January 1	$2,252	$2,619
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	(4)
Unrealized gain (loss) included in comprehensive income	679	(363)
Balance at September 30, 2012 and December 31, 2011	$2,931	$2,252

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2012, amounted to $8.0 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2012 and December 31, 2011.

($ in thousands)

September 30, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,135	$-	$3,135	$-

Other real estate owned	8,008	-	8,008	-

December 31, 2011

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,125	$-	$5,125	$-

Other real estate owned	4,353	-	4,353	-

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

	As of		As of
	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$36,712	$36,712	$23,181	$23,181
Securities available-for-sale	233,621	233,621	212,529	212,529
Securities held-to-maturity	8,478	9,996	6,002	6,002
Other securities	2,638	2,638	2,645	2,645
Loans, net	388,560	400,908	383,417	396,905

Liabilities:

Noninterest-bearing deposits	$110,051	$110,051	$107,129	$107,129
Interest-bearing deposits	511,882	512,258	466,265	467,198
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	16,781	16,781	27,032	27,032

NOTE H — LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At September 30, 2012 and December 31, 2011, respectively, loans accounted for 60.1% and 62.4% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	Sept. 30, 2012		December 31, 2011
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Mortgage loans held for sale	$4,898	1.2%	$2,906	0.7%
Commercial, financial and agricultural	51,616	13.1	48,385	12.5
Real Estate:
Mortgage-commercial	135,660	34.5	138,943	35.8
Mortgage-residential	129,149	32.9	117,692	30.3
Construction	56,761	14.4	63,357	16.3
Consumer and other	14,876	3.9	16,645	4.4
Total loans	392,960	100%	387,928	100%
Allowance for loan losses	(4,400)		(4,511)
Net loans	$388,560		$383,417

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

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2012	Sept. 30, 2012

Balance at beginning of period	$4,468	$4,511
Loans charged-off:
Real Estate	(314)	(678)
Installment and Other	(53)	(151)
Commercial, Financial and Agriculture	(114)	(140)
Total	(481)	(969)
Recoveries on loans previously charged-off:
Real Estate	26	40
Installment and Other	13	52
Commercial, Financial and Agriculture	3	22
Total	42	114
Net Charge-offs	(439)	(855)
Provision for Loan Losses	371	744
Balance at end of period	$4,400	$4,400

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2012 and December 31, 2011.

Allocation of the Allowance for Loan Losses

	September 30, 2012
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$292	13.4%
Commercial Real Estate	3,148	64.2
Consumer Real Estate	727	16.8
Consumer	137	5.6
Unallocated	96	-
Total	$4,400	100%

	December 31, 2011
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$397	16.3%
Commercial Real Estate	3,356	63.8
Consumer Real Estate	680	15.7
Consumer	78	4.2
Unallocated	-	-
Total	$4,511	100%

The following table represents the Company’s impaired loans at September 30, 2012 and December 31, 2011. This table excludes performing troubled debt restructurings.

	Sept. 30,	December 31,
	2012	2011
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$1,302	$2,791
Impaired loans with a valuation allowance	1,833	2,334
Total impaired loans	$3,135	$5,125
Allowance for loan losses on impaired loans at period end	771	738

Total nonaccrual loans	2,808	5,125

Past due 90 days or more and still accruing	878	496
Average investment in impaired loans	3,363	4,185

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012

Average of individually impaired loans during period	$2,719	$2,690
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	5	39

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three and nine months ended September 30, 2012, was $75,900 and $145,300, respectively. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2012 and 2011.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2012 and December 31, 2011. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2012

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$2,867	$47	$221	$3,135
Collectively evaluated	311,588	21,637	51,702	384,927
Total	$314,455	$21,684	$51,923	$388,062

Allowance for Loan Losses
Individually evaluated	$672	$44	$55	$771
Collectively evaluated	3,202	190	237	3,629
Total	$3,874	$234	$292	$4,400

December 31, 2011

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,841	$38	$246	$5,125
Collectively evaluated	301,271	16,107	62,519	379,897
Total	$306,112	$16,145	$62,765	$385,022

Allowance for Loan Losses
Individually evaluated	$662	$13	$63	$738
Collectively evaluated	3,375	64	334	3,773
Total	$4,037	$77	$397	$4,511

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2012 and December 31, 2011. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2012 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2012

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$76	$76	$-	$76	$-
Commercial real estate	993	993	-	957	3
Consumer real estate	231	231	-	231	10
Consumer installment	2	2	-	2	-
Total	$1,302	$1,302	$-	$1,266	$13

Impaired loans with a related allowance:
Commercial installment	$145	$145	$55	$164	$5
Commercial real estate	1,544	1,544	637	1,079	18
Consumer real estate	99	99	35	175	2
Consumer installment	45	45	44	35	1
Total	$1,833	$1,833	$771	$1,453	$26

Total Impaired Loans:
Commercial installment	$221	$221	$55	$240	$5
Commercial real estate	2,537	2,537	637	2,036	21
Consumer real estate	330	330	35	406	12
Consumer installment	47	47	44	37	1
Total Impaired Loans	$3,135	$3,135	$771	$2,719	$39

December 31, 2011
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$121	$121	$-	$69	$5
Commercial real estate	2,420	2,420	-	1,457	85
Consumer real estate	241	241	-	288	3
Consumer installment	9	9	-	11	-
Total	$2,791	$2,791	$-	$1,825	$93

Impaired loans with a related allowance:
Commercial installment	$125	$125	$63	$128	$-
Commercial real estate	1,533	1,533	571	1,463	23
Consumer real estate	647	647	91	740	12
Consumer installment	29	29	13	29	6
Total	$2,334	$2,334	$738	$2,360	$41

Total Impaired Loans:
Commercial installment	$246	$246	$63	$197	$5
Commercial real estate	3,953	3,953	571	2,920	108
Consumer real estate	888	888	91	1,028	15
Consumer installment	38	38	13	40	6
Total Impaired Loans	$5,125	$5,125	$738	$4,185	$134

The following tables provide additional detail of troubled debt restructurings at September 30, 2012.

For the Three Months Ending September 30, 2012

Outstanding
	Outstanding Recorded	Recorded Investment		Interest
	Investment Pre-Modification	Post - Modification	Number of Loans	Income Recognized
(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	107	107	1	7
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
	$107	$107	1	$7

For the Nine Months Ending September 30, 2012

		Outstanding
	Outstanding Recorded	Recorded Investment		Interest
	Investment Pre-Modification	Post - Modification	Number of Loans	Income Recognized
	(in thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	107	107	1	7
Consumer real estate	63	63	1	1
Consumer installment	42	42	1	1
	$212	$212	3	$9

The balance of troubled debt restructurings at September 30, 2012 was $210,000. There was $53,000 allocated in specific reserves established with respect to these loans as of September 30, 2012. As of September 30, 2012, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $210,000. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $53,000. All loans were performing as agreed with modified terms.

During the three and nine month period ending September 30, 2012, there were 1 and 3, respectively, loans modified as TDR.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2012
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$222	$67	$1,615	$1,904	$56,761
Real Estate-mortgage	2,236	763	455	3,454	129,149
Real Estate-non farm non residential	509	-	596	1,105	135,660
Commercial	282	-	137	419	51,616
Consumer	146	48	5	199	14,876
Total	$3,395	$878	$2,808	$7,081	$388,062

	December 31, 2011
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$70	$22	$945	$1,037	$63,357
Real Estate-mortgage	2,189	311	984	3,484	117,692
Real Estate-non farm non residential	1,662	144	2,877	4,683	138,943
Commercial	138	19	246	403	48,385
Consumer	214	-	73	287	16,645
Total	$4,273	$496	$5,125	$9,894	$385,022

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)

September 30, 2012

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$230,865	$64,411	$21,603	$51,532	$368,411
Special Mention	6,356	148	27	-	6,531
Substandard	12,161	678	54	340	13,233
Doubtful	-	-	-	61	61
Subtotal	249,382	65,237	21,684	51,933	388,236
Less:
Unearned discount	93	71	-	10	174
Loans, net of unearned discount	$249,289	$65,166	$21,684	$51,923	$388,062

December 31, 2011

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$223,692	$57,835	$16,004	$60,741	$358,272
Special Mention	5,169	71	45	3	5,288
Substandard	16,815	2,553	99	1,846	21,313
Doubtful	-	104	-	175	279
Subtotal	245,676	60,563	16,148	62,765	385,152
Less:
Unearned discount	94	34	-	2	130
Loans, net of unearned discount	$245,582	$60,529	$16,148	$62,763	$385,022

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2012, follows:

($ in thousands)

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$46,421	$297	$6	$46,712
Tax-exempt and taxable obligations of states and municipal subdivisions	95,832	3,976	25	99,783
Mortgage-backed securities	62,766	1,809	18	64,557
Corporate obligations	22,806	298	1,508	21,596
Other	1,255	-	282	973
Total	$229,080	$6,380	$1,839	$233,621
Held-to-maturity securities:
Mortgage-backed securities	$2,478	$94	$-	$2,572
Taxable obligations of states and municipal subdivisions	6,000	1,424	-	7,424
Total	$8,478	$1,518	$-	$9,996

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

The First represents the primary asset of the Company. The First reported total assets of $724.3 million at September 30, 2012, compared to $679.9 million at December 31, 2011. Loans increased $5.0 million, or 1.3%, during the first nine months of 2012. Deposits at September 30, 2012, totaled $622.0 million compared to $573.4 million at December 31, 2011. For the nine month period ended September 30, 2012, The First reported net income of $3.2 million compared to $2.4 million for the nine months ended September 30, 2011.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2012, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2012, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,395
Past due 90 days or more and still accruing	878

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.8 million at September 30, 2012, a decrease of $2.3 million from December 31, 2011. Any other real estate owned is carried at fair value, determined by an appraisal. Other real estate owned totaled $8.0 million at September 30, 2012. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2012, the Bank had $210,000 in loans that were modified as troubled debt restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $36.7 million as of September 30, 2012. In addition, loans and investment securities repricing or maturing within one year or less exceeded $182.7 million at September 30, 2012. Approximately $76.6 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $.5 million at September 30, 2012.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2012, was $65.4 million, or approximately 9.0% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2012, were as follows:

Tier 1 leverage	8.52%
Tier 1 risk-based	12.87%
Total risk-based	13.81%

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

RESULTS OF OPERATIONS – QUARTERLY

The Company had a consolidated net income of $872,000 for the three months ended September 30, 2012, compared with consolidated net income of $746,000 for the same period last year.

Net interest income increased to $5,431,000 from $4,732,000 for the three months ended September 30, 2012, or an increase of 14.8% as compared to the same period in 2011. Earning assets through September 30, 2012, increased $8.6 million, or 1.3% and interest-bearing liabilities also increased $6.5 million or 1.2% when compared to September 30, 2011.

Noninterest income for the three months ended September 30, 2012, was $1,518,000 compared to $1,088,000 for the same period in 2011, reflecting an increase of $430,000 or 39.5%. Included in noninterest income is service charges on deposit accounts, which for the three months ended September 30 2012, totaled $853,000 compared to $632,000 for the same period in 2011.

The provision for loan losses was $371,000 for the three months ended September 30, 2012, compared with $230,000 for the same period in 2011. The allowance for loan losses of $4.4 million at September 30, 2012 (approximately 1.12% of total loans and 1.20% of loans excluding those booked at fair value due to business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $958,000 or 21.4% for the three months ended September 30, 2012, when compared with the same period in 2011. This increase is primarily related to nonrecurring events including compromises of contingent claims and costs associated with the acquisition of the Whitney branches.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $2,880,000 for the nine months ended September 30, 2012, compared with consolidated net income of $1,917,000 for the same period last year.

Net interest income increased to $16.4 million from $13.5 million for the nine months ended September 30, 2012, or an increase of 21.7% as compared to the same period in 2011. This increase was a result of increased loan volume and increased securities as well as lower funding costs.

Noninterest income for the nine months ended September 30, 2012, was $4,503,000 compared to $3,027,000 for the same period in 2011, reflecting an increase of $1,476,000 or 48.8%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2012, totaled $2,580,000 compared to $1,758,000 for the same period in 2011. An increase in fee income associated with higher loan and deposit volumes attributed to this income as well as fee income generated from our mortgage division.

The provision for loan losses was $744,000 for the nine months ended September 30, 2012, compared with $883,000 for the same period in 2011. The allowance for loan losses of $4.4 million at September 30, 2012 (approximately 1.12% of total loans and 1.20% of loans excluding those booked at fair value due to business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $3.1 million or 23.1% for the nine months ended September 30, 2012, when compared with the same period in 2011. This increase is primarily related to an increase in operating costs associated with the acquisition of the Whitney branches acquired in the fourth quarter of 2011, as more fully discussed at Note C.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of September 30, 2012, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2011. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed two reports on Form 8-K during the quarter ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
November 13, 2012	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
November 13, 2012	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer