Form 10-K
period 2012-12-31
FIRST BANCSHARES INC /MS/
filed 2013-03-28
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 33-94288

THE FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

6480 U.S. Hwy. 98 West
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(601) 268-8998

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

Yes ☒ No ☐

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Based on the price at which the registrant’s Common Stock was last sold on March 21, 2013, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $30,527,159.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 3,142,235 on March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 23, 2013, and the Annual Report to the Stockholders for the year ended December 31, 2012.

THE FIRST BANCSHARES, INC.

FORM 10-K

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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association ("The First" or the “Bank”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. The First currently operates its main office and two branches in Hattiesburg, one in Laurel, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins, four in Gulfport, one in Biloxi, one in Long Beach and one in Diamondhead, Mississippi, as well as one branch in Bogalusa, Louisiana. See Note C of Notes to Consolidated Financial Statements for information regarding branch acquisition. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, Mississippi and Bogalusa, Louisiana, and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties in Mississippi and Washington Parish in Louisiana. The First has a main office located in the city of Hattiesburg, Mississippi, in Lamar County. The First has a branch office located on Highway 589 in the city of Purvis, Mississippi, also in Lamar County, a third office located at the intersection of Lincoln Road and South 28th Avenue in Hattiesburg, a fourth location at 110 S. 40th Ave. in Hattiesburg, a fifth location on Hwy 15 North in Laurel, a sixth location on Hwy 43 South in Picayune, a seventh location on Jackson Avenue in Pascagoula, an eighth location on Hwy 90 in Bay St. Louis, a ninth location on Border Ave. in Wiggins a tenth location at Hwy 49 and O’Neal Rd in Gulfport, Mississippi, and eleventh location and a motorbank on 25th Ave in Gulfport, Mississippi, a twelfth location on Courthouse Road in Gulfport, MS, a thirteenth location on Hwy 49 in Gulfport, Mississippi, a fourteenth location on Pass Road in Biloxi, Mississippi, a fifteenth location on Klondyke Road in Biloxi, Mississippi, a sixteenth location on Kalani Drive in Diamondhead, Mississippi, and a seventeenth location on Columbia Street in Bogalusa, Louisiana. On February 18, 2013, The First opened a branch in Ocean Springs in Jackson County at 1517 Bienville Blvd, Ocean Springs, MS.

The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east-central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. The Pascagoula office primarily serves the area in and around Pascagoula, Mississippi, including areas of Jackson County. Hattiesburg can be reached via U.S. Highways 98 and 49 and Interstate 59. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel branch is located at 1945 Highway 15 North, Laurel, MS, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timber, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis and Diamondhead offices serve the city of Bay St. Louis, Diamondhead and the surrounding area of Hancock County, Mississippi. Bay St. Louis and Diamondhead can be reached via U.S. Highway 90. Major employers in the Hancock area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the city of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. Wiggins can be reached via U. S. Highway 49. The Gulfport, Biloxi, and Long Beach offices serve the city of Gulfport and the surrounding area of Harrison County, Mississippi. Gulfport can be reached via U.S. Highway 49. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos. The Bogalusa office serves the city of Bogalusa and the surrounding area of Washington Parish, Louisiana. The major employers in the Washington Parish area include Temple-Inland, the Bogalusa School System, and LSU-Washington/St. Tammany Regional Medical Center.

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

Employees

As of March 21, 2013 the Company had 206 full-time employees and 6 part-time employees.

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

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

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

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP included the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000 while the extra deposit insurance was in place. The TAGP was set to expire on December 31, 2010. However, with the passage of the Dodd-Frank Act, the insurance coverage provided under the Transaction Account Guarantee Program was extended until December 31, 2012, with some changes.

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

ARRA requires the principal executive officer and the principal financial officer of any publicly-traded TARP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the Company’s annual filings with the SEC beginning in 2010.

ARRA requires each TARP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

ARRA directs the Treasury to review bonuses, retention awards, and other compensation paid to the principal executive officer and the next four other highest paid executive officer of the Company and the next 20 most highly compensated employees of each company receiving TARP assistance before ARRA was enacted, and to “seek to negotiate” with the TARP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with TARP or otherwise in conflict with the public interest.

ARRA also prohibits the payment of tax gross-ups; required disclosures related to perquisite payments and the engagement, if any, by the TARP participant of a compensation consultant; and prohibits the deduction for tax purposes of executive compensation in excess of $500,000 for each applicable senior executive.

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

Dodd-Frank Act. The enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in increased regulation of the financial services industry. Provisions affecting the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•	Extension of Transaction Account Guarantee Program. Unlimited deposit insurance coverage was extended for non-interest-bearing transaction accounts and certain other accounts until December 31, 2012.

•	Establishment of the Consumer Financial Protection Bureau (CFPB). The CFPB is housed within the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

•	Risk-retention rule. Banks originating loans for sale on the secondary market or securitization must retain 5 percent of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

•	Limitation on federal preemption. Limitations have been imposed on the ability of national bank regulators to preempt state law. Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority. These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•	Changes to regulation of bank holding companies. Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

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

The Dodd-Frank Act has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the OCC) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2012, the Company and The First, were qualified as "well capitalized."

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

In order for a bank holding company to take advantage of the ability to affiliate with other financial services providers, that company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, a company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of a company has at least a "satisfactory" CRA rating.

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

We may be vulnerable to certain sectors of the economy

A portion of the loan portfolio is secured by real estate. If the economy deteriorates further and real estate values depress beyond a certain point, the collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

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

Natural disasters could affect our ability to operate

Our market areas are susceptible to natural disasters such as hurricanes. Natural disasters can disrupt operations, result in damage to properties and negatively affect the local economies in which we operate. The Company cannot predict whether or to what extent damage caused by future hurricanes or other natural disasters will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect our earnings

The Bank as lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. Credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The Bank believes that its current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase the allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company may need to rely on the financial markets to provide needed capital

The Company’s Common Stock is listed and traded on the NASDAQ stock market. Although the Company anticipates that its capital resources will be adequate for the foreseeable future to meet its capital requirements, at times we may depend on the liquidity of the NASDAQ stock market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, the Company may be constrained in raising capital. Should these risks materialize, the ability to further expand its operations through internal growth may be limited.

We are subject to regulation by various Federal and State entities

The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the OCC. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

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

We engage in acquisitions of other businesses from time to time

On occasion, the Company will engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that the Company is aware of, that could result in unexpected costs.

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

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value

Certain provisions of state and federal law and the Company’s articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in the Company’s articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in the Company’s articles of incorporation could result in the Company being less attractive to a potential acquiror.

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

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings

Recent insured institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, pursuant to the Dodd-Frank Act, the limit on FDIC coverage has been permanently increased to $250,000. These developments have caused the premiums assessed to the Bank by the FDIC to increase.

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

The Company participates in the U.S. Treasury’s Troubled Asset Relief Program

•	The Company received $5,000,000 in funding under the Capital Purchase Program (“CPP”) in exchange for preferred stock and common stock warrants during 2009, which funding was refinanced into lower-cost Community Development Capital Initiative (“CDCI”) funding on September 29, 2010. In addition, on September 29, 2010, the Company also accepted $12,123,000 in additional CDCI funding, for a total of $17,123,000 in CDCI funding. Participation in this program constrains the Company’s ability to raise dividends and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses. The Company will have to repay these funds, possibly by raising capital within the next seven to eight years to keep its dividend costs from increasing to 9% per annum.

•	Both the CPP and the CDCI are part of the Troubled Asset Relief Program (“TARP”). The rules that govern the TARP include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employees. It is possible that compensation restrictions imposed on TARP participants could impede our ability to attract and retain qualified executive officers.

•	Our participation in the TARP limits our annual dividend payments to no more than $0.15 per share. Our ability to repurchase our common stock would also be restricted in the event that we failed to make our dividend payments.

•	Since the TARP was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could also create some reputational risk. This reputation of the program could impede the Company’s ability to attract business in competition with other financial institutions that did not participate. This reputational risk could also impede the Company’s ability to attract and retain qualified executive officers.

The Company recently executed an Acquisition Agreement to purchase First National Bank of Baldwin County

On January 31, 2013, the Company entered into an Acquisition Agreement (the “Agreement”) with First Baldwin Bancshares, Inc., an Alabama corporation (“Baldwin”). The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all of the outstanding shares (the “Acquisition”) of Baldwin’s wholly-owned subsidiary, First National Bank of Baldwin County, a national banking association (“FNB”). Subject to the terms and conditions of the Agreement, which has been approved by the Boards of Directors of the Company and Baldwin, Baldwin intends to file a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (“Bankruptcy Court”) and to seek Bankruptcy Court approval of the Agreement and the Acquisition through a Chapter 11 plan. Upon approval by the Bankruptcy Court and consummation of the Acquisition, all outstanding FNB common stock will be sold to the Company for cash consideration not to exceed $3,300,000 (the “Purchase Price”). Each outstanding share of FNB common stock will remain outstanding and be unaffected by the Acquisition.

The Agreement contains customary representations and warranties from both the Company and Baldwin and each have agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company and Baldwin’s businesses during the interim period between the execution of the Agreement and the completion of the Acquisition, (2) certificates of approval from the respective officers of the parties regarding approval by the Boards of Directors of the Company, Baldwin and FNB of the Acquisition, the Agreement and the transactions contemplated thereby. Baldwin has also agreed, subject to certain exceptions, not to (1) solicit proposals relating to alternative business combination transactions or (2) enter into any discussions, or enter into any agreement, concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Completion of the Acquisition is subject to certain customary conditions, including, among others, (1) receipt of all required regulatory and bankruptcy court approvals and (2) the absence of any law or order prohibiting the completion of the Acquisition. Each party’s obligation to complete the Acquisition is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Agreement, and (3) certain elections under applicable provisions of the Internal Revenue Service code and Treasury regulations.

If any of the representation or warranties are breached, or if any of the conditions or covenants are not fulfilled, the Acquisition could be delayed or not completed, which could have a material adverse effect on our results of operations and financial condition.

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

From time to time the Company and/or the Bank may be named as defendants in various lawsuits arising out of the normal course of business. At present, the Company is not aware of any legal proceedings that it anticipates may materially adversely affect its business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information contained on page 70 of the Company's Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

In response to this Item, the information contained on pages 7 and 8 of the Company’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 29 through 69 of the Company's Annual Report to Shareholders for the year ended December 31, 2012 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2012 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2012, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The First Bancshares, Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of the “Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2012.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 21, 2013	March 21, 2013

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

As a TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished (or incorporated by reference):

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Form 8-K with the Commission on March 21, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (incorporated by reference to Exhibit 3.1 filed with Form 8-K with the Commission on October 4, 2010).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1	Purchase Letter Agreement dated February 6, 2009 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CPP Preferred Stock. (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the Commission on October 4, 2010).

10.2	Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the CDCI Preferred Stock. (incorporated by reference to Exhibit 10.2 filed with Form 8-K with the Commission on October 4, 2010).

10.5	Employment Agreement dated May 31, 2011, between The First, A National Banking Association and M. Ray Cole, Jr. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended December 31, 2011, filed on March 29, 2012, File No. 000-22507).

10.6	First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

10.7	Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and David Johnson (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-102908 on Form S-2).

10.8	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

13	The Company's 2012 Annual Report

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 21, 2013	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 21, 2013	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 21 2013
/s/ Charles R. Lightsey	Director	March 21, 2013
/s/ J. Douglas Seidenburg	Director	March 21, 2013
/s/ Andy Stetelman	Director	March 21, 2013
/s/ David W. Bomboy	Director	March 21, 2013
/s/ Ted E. Parker	Director	March 21, 2013
/s/ Michael W. Chancellor	Director	March 21, 2013
/s/ Fred McMurry	Director	March 21, 2013
/s/ Gregory Mitchell	Director	March 21, 2013
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 21, 2013
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 21, 2013

