Form 10-Q
period 2013-03-31
FIRST BANCSHARES INC /MS/
filed 2013-05-10
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

ON March 31, 2013, 3,142,235 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐ NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$24,994	$20,225
Interest-bearing deposits with banks	59,237	9,588
Federal funds sold	7,221	1,064

Total cash and cash equivalents	91,452	30,877

Securities held-to-maturity, at amortized cost	8,462	8,470
Securities available-for-sale, at fair value	212,263	214,393
Other securities	3,056	3,438

Total securities	223,781	226,301

Loans held for sale	3,677	5,586
Loans	421,691	408,112
Allowance for loan losses	(4,918)	(4,727)

Loans, net	420,450	408,971

Premises and equipment	22,253	22,243
Interest receivable	2,936	2,887
Cash surrender value of life insurance	6,482	6,441
Goodwill	9,362	9,362
Other assets	5,471	7,522
Other real estate owned	6,696	6,782

TOTAL ASSETS	$788,883	$721,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$111,492	$109,625
Interest-bearing	551,787	487,002

TOTAL DEPOSITS	663,279	596,627

Interest payable	198	212
Borrowed funds	16,760	36,771
Subordinated debentures	10,310	10,310
Other liabilities	11,268	11,580

TOTAL LIABILITIES	701,815	655,500

STOCKHOLDERS’ EQUITY:
Preferred stock, Series D, par value $10.25, 1,951,220 issued and outstanding at March 31, 2013 and 0 issued and outstanding at December 31, 2012	20,000	-
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	17,041	17,021
Common stock, par value $1 per share, 10,000,000 shares authorized; 3,168,729 shares issued at March 31, 2013 and 3,133,596 at December 31, 2012, respectively	3,169	3,134
Additional paid-in capital	23,753	23,711
Retained earnings	20,954	19,951
Accumulated other comprehensive income	2,615	2,533
Treasury stock, at cost, 26,494 shares at
March 31, 2013 and at December 31, 2012	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	87,068	65,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$788,883	$721,386

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

INTEREST INCOME:
Interest and fees on loans	$5,231	$5,454
Interest and dividends on securities:
Taxable interest and dividends	903	694
Tax exempt interest	504	507
Interest on federal funds sold	12	11

TOTAL INTEREST INCOME	6,650	6,666

INTEREST EXPENSE:
Interest on deposits	618	892
Interest on borrowed funds	141	289

TOTAL INTEREST EXPENSE	759	1,181

NET INTEREST INCOME	5,891	5,485

PROVISION FOR LOAN LOSSES	311	152

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,580	5,333

OTHER INCOME:
Service charges on deposit accounts	844	870
Other service charges and fees	1,086	605

TOTAL OTHER INCOME	1,930	1,475

OTHER EXPENSES:
Salaries and employee benefits	3,183	2,938
Occupancy and equipment	956	960
Other	1,840	1,624

TOTAL OTHER EXPENSES	5,979	5,522

INCOME BEFORE INCOME TAXES	1,531	1,286

INCOME TAXES	306	315

NET INCOME	1,225	971

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	106

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,119	$865

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.36	$.28
DILUTED	.35	.28
DIVIDENDS PER SHARE – COMMON	.0375	.0375

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Net income per consolidated statements of income	$1,225	$971
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	105	556
Unrealized holding gains (losses) on loans held for sale	20	(27)
Income tax expense	(43)	(180)
Other Comprehensive Income	82	349

Comprehensive Income	$1,307	$1,320

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
						Accumulated
						Other
				Additional		Compre-
	Common	Preferred	Stock	Paid-in	Retained	hensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	971	-	-	971
Other compre- hensive income	-	-	-	-	-	349	-	349
Accretion and dividends on preferred Stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $.0375 per Share	-	-	-	-	(114)	-	-	(114)
Restricted stock grant	42	-	-	(42)	-	-	-	-
Compensation expense	-	-	-	43	-	-	-	43
Balance, March 31, 2012	$3,135	$16,959	$284	$23,221	$17,542	$911	$(464)	$61,588

Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	1,225	-	-	1,225
Other compre- hensive income	-	-	-	-	-	82	-	82
Accretion and dividends on preferred Stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $.0375 per Share	-	-	-	-	(116)	-	-	(116)
Issuance of 1,951,220 preferred shares	-	20,000	-	-	-	-	-	20,000
Restricted stock grant	35	-	-	(35)	-	-	-	-
Compensation expense	-	-	-	77	-	-	-	77
Balance, March 31, 2013	$3,169	$37,041	$284	$23,469	$20,954	$2,615	$(464)	$87,068

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,225	$971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	421	631
Provision for loan losses	311	152
Loss on sale/writedown of ORE	10	143
Restricted stock expense	77	43
Increase in cash value of life insurance	(41)	(44)
Federal Home Loan Bank stock dividends	(1)	(1)
Changes in:
Interest receivable	(49)	(314)
Loans held for sale, net	1,889	578
Interest payable	(14)	(22)
Other, net	1,805	2,649
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,633	4,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available- for-sale	18,278	7,716
Purchases of securities available-for-sale and held-to-maturity	(16,135)	(27,744)
Net redemptions of other securities	382	(157)
Net increase in loans	(13,719)	1,924
Net additions in premises and equipment	(306)	(234)
NET CASH USED IN INVESTING ACTIVITIES	(11,500)	(18,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	66,652	37,867
Net decrease in borrowed funds	(20,011)	(231)
Dividends paid on common stock	(113)	(113)
Dividends paid on preferred stock	(86)	(86)
Issuance of 1,951,220 shares preferred series D	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,442	37,437

NET INCREASE IN CASH	60,575	23,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,877	23,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,452	$46,909
SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$773	$1,203
CASH PAYMENTS FOR INCOME TAXES	189	174
LOANS TRANSFERRED TO OTHER REAL ESTATE	96	2,438
ISSUANCE OF RESTRICTED STOCK GRANTS	35	42

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At March 31, 2013, the Company had approximately $788.9 million in assets, $425.4 million in loans, $663.3 million in deposits, and $87.1 million in stockholders' equity. For the three months ended March 31, 2013, the Company reported net income of $1.2 million ($1.1 million applicable to common stockholders).

In the first quarter of 2013, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

The Company entered into an Acquisition Agreement dated January 31, 2013, as amended (the “Agreement”) with First Baldwin Bancshares, Inc., an Alabama corporation (“Baldwin”). The Agreement provided that, upon the terms and subject to the conditions set forth in the Agreement, the Company would acquire all of the outstanding shares (the “Acquisition”) of Baldwin’s wholly-owned subsidiary, First National Bank of Baldwin County, A National Banking Association (“FNB”). Subject to the terms and conditions of the Agreement, as amended, which was approved by both the Company’s Board of Directors and the Board of Directors of Baldwin, on February 21, 2013, Baldwin filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Alabama (“Bankruptcy Court”) and sought Bankruptcy Court approval of the Agreement and the Acquisition through a Chapter 11 plan. Upon approval by the Bankruptcy Court and consummation of the Acquisition, all outstanding FNB common stock would be sold to the Company for cash consideration of $3,300,000 (the “Purchase Price”). Each outstanding share of FNB common stock will remain outstanding and be unaffected by the Acquisition.

The Company has recently completed its Acquisition of FNB. On April 23, 2013, the Bankruptcy Court confirmed the Chapter 11 Plan of Reorganization for Baldwin pursuant to which Baldwin had agreed to sell all of the outstanding voting stock of its subsidiary, FNB, under the Agreement. The Bankruptcy Court’s approval received was the last required regulatory approval regarding the Acquisition. Previously, both the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency had granted the requisite approvals to the Acquisition by the Company of all of the outstanding voting stock of FNB on March 28, 2013, and April 4, 2013, respectively. The Acquisition closed and was completed on April 30, 2013. There was no vote required of shareholders of FNB to approve the Acquisition.

No further additional action or regulatory approval is required with respect to the Acquisition. As of the closing on April 30, 2013, FNB became a wholly-owned subsidiary of the Company and subsequently was merged with and into the Company’s bank subsidiary, The First, A National Banking Association.

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

The Letter Agreement, pursuant to which the Preferred Shares were exchanged, contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2010, 2011, and 2012) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company.

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

On March 22, 2013, the Company raised $20,000,005 in a private placement of 1,951,220 shares of newly authorized Series D Nonvoting Convertible Preferred Stock (“Convertible Preferred Stock”) at a purchase price of $10.25 per share. The terms of the Convertible Preferred Stock provide for mandatory conversion into the Company’s common stock upon approval. The Company paid $921,487.43 in fees to its financial advisors who acted as placement agents in the private placement.

The Company intends to use the net proceeds from the private placement to increase its equity capital and for general corporate purposes, which includes, among other things, support for organic and acquisition-based growth. The private placement was exempt from Securities and Exchange Commission registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Upon conversion of the Convertible Preferred Stock, the Company will issue up to 1,951,220 shares of common stock. On April 24, 2013, the Company had 3,142,235 shares of common stock outstanding.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	March 31, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,119,000	3,117,480	$.36

Effect of dilutive shares:
Restricted stock grants		39,360

Diluted per share	$1,119,000	3,156,840	$.35

	For the Three Months Ended
	March 31, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$865,000	3,079,337	$.28

Effect of dilutive shares:
Restricted stock grants		16,591

Diluted per share	$865,000	3,095,928	$.28

The Company granted 35,133 shares of restricted stock in the first quarter of 2013 and 42,795 shares of restricted stock in the first quarter of 2012.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$27,893	$-	$27,893	$-
Municipal securities	98,520	-	98,520	-
Mortgage-backed securities	67,975	-	67,975	-
Corporate obligations	16,907	-	14,093	2,814
Other	968	968	-	-
Total	$212,263	$968	$208,481	$2,814

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$36,359	$-	$36,359	$-
Municipal securities	98,910	-	98,910	-
Mortgage-backed securities	61,967	-	61,967	-
Corporate obligations	16,187	-	13,519	2,668
Other	970	970	-	-
Total	$214,393	$970	$210,755	$2,668

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
	Preferred
	Securities
(Dollars in thousands)	2013	2012
Balance, January 1	2,668	2,252
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain included in comprehensive income	146	416
Balance at March 31, 2013 and December 31, 2012	2,814	2,668

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2013, amounted to $6.7 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2013 and December 31, 2012.

($ in thousands)

March 31, 2013

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,091	$-	$4,091	$-
Other real estate owned	6,696	-	6,696	-

December 31, 2012

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,589	$-	$3,589	$-
Other real estate owned	6,782	-	6,782	-

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

	As of		As of
	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$91,452	$91,452	$30,877	$30,877
Securities available-for-sale	212,263	212,263	214,393	214,393
Securities held-to-maturity	8,462	10,212	8,470	7,055
Other securities	3,056	3,056	3,438	3,438
Loans, net	420,450	434,814	408,971	422,029

Liabilities:
Noninterest-bearing Deposits	$111,492	$111,492	$109,625	$109,625
Interest-bearing deposits	551,787	552,339	487,002	487,599
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	16,760	16,760	36,771	36,771

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At March 31, 2013 and December 31, 2012, loans accounted for 59.4% and 63.6% of earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$3,677	.9%	$5,586	1.4%
Commercial, financial and agricultural	52,941	12.4	53,234	12.9
Real Estate:
Mortgage-commercial	154,085	36.2	142,046	34.3
Mortgage-residential	144,345	34.0	140,703	34.0
Construction	56,293	13.2	57,529	13.9
Consumer and other	14,027	3.3	14,600	3.5
Total loans	425,368	100%	413,698	100%
Allowance for loan losses	(4,918)		(4,727)
Net loans	$420,450		$408,971

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

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

Three Months
Ended
March 31, 2013

Balance at beginning of period	$4,727
Loans charged-off:
Real Estate	(30)
Installment and Other	(55)
Commercial, Financial and Agriculture	(66)
Total	(151)
Recoveries on loans previously charged-off:
Real Estate	4
Installment and Other	21
Commercial, Financial and Agriculture	6
Total	31
Net Charge-offs	(120)
Provision for Loan Losses	311
Balance at end of period	$4,918

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2013 and December 31, 2012.

Allocation of the Allowance for Loan Losses

	March 31, 2013
	(Dollars in thousands)
		% of loans
		in each category
	Amount	to total loans

Commercial Non Real Estate	$406	12.5%
Commercial Real Estate	3,382	64.4
Consumer Real Estate	978	19.5
Consumer	148	3.6
Unallocated	4	-
Total	$4,918	100%

	December 31, 2012
	(Dollars in thousands)
		% of loans
		in each category
	Amount	to total loans

Commercial Non Real Estate	$420	13.3%
Commercial Real Estate	3,338	63.7
Consumer Real Estate	810	19.0
Consumer	151	4.0
Unallocated	8	-
Total	$4,727	100%

The following table represents the Company’s impaired loans at March 31, 2013, and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$1,700	$1,445
Impaired loans with a valuation allowance	2,391	2,144
Total impaired loans	$4,091	$3,589
Allowance for loan losses on impaired loans at period end	992	936

Total nonaccrual loans	3,127	3,401

Past due 90 days or more and still accruing	161	158
Average investment in impaired loans	3,840	2,979

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

Three Months
Ended
March 31, 2013

Average of individually impaired loans during period	$3,840
Interest income recognized during impairment	-
Cash-basis interest income recognized	3

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three ended March 31, 2013, was $66,000. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2013 and 2012.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2013 and December 31, 2012. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2013

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$3,893	$50	$148	$4,091
Collectively evaluated	349,992	15,145	52,463	417,600
Total	$353,885	$15,195	$52,611	$421,691

Allowance for Loan Losses
Individually evaluated	$895	$44	$53	$992
Collectively evaluated	3,465	108	353	3,926
Total	$4,360	$152	$406	$4,918

December 31, 2012

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,111	$55	$221	$4,387
Collectively evaluated	333,299	16,401	54,025	403,725
Total	$337,410	$16,456	$54,246	$408,112

Allowance for Loan Losses
Individually evaluated	$917	$110	$76	$1,103
Collectively evaluated	3,231	49	344	3,624
Total	$4,148	$159	$420	$4,727

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2013 and December 31, 2012. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2013, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2013

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$14	$14	$-	$15	$-
Commercial real estate	1,262	1,672	-	1,139	8
Consumer real estate	424	424	-	264	1
Consumer installment	-	-	-	155	-
Total	$1,700	$2,110	$-	$1,573	$9
Impaired loans with a related allowance:
Commercial installment	$134	$134	$53	$168	$-
Commercial real estate	1,760	1,760	794	1,654	5
Consumer real estate	447	447	101	246	4
Consumer installment	50	50	44	199	1
Total	$2,391	$2,391	$992	$2,267	$10
Total Impaired Loans:
Commercial installment	$148	$148	$53	$183	$-
Commercial real estate	3,022	3,432	794	2,793	13
Consumer real estate	871	871	101	510	5
Consumer installment	50	50	44	354	1
Total Impaired Loans	$4,091	$4,501	$992	$3,840	$19

December 31, 2012

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$15	$15	$-	$46	$-
Commercial real estate	1,013	1,529	-	1,004	39
Consumer real estate	106	969	-	168	8
Consumer installment	311	311	-	156	1
Total	$1,445	$2,824	$-	$1,374	$48
Impaired loans with a related allowance:
Commercial installment	$203	$203	$73	$173	$8
Commercial real estate	1,549	1,549	747	1,546	38
Consumer real estate	44	44	44	72	4
Consumer installment	348	348	72	197	2
Total	$2,144	$2,144	$936	$1,988	$52
Total Impaired Loans:
Commercial installment	$218	$218	$73	$219	$8
Commercial real estate	2,562	3,078	747	2,550	77
Consumer real estate	150	1,013	44	240	12
Consumer installment	659	659	72	353	3
Total Impaired Loans	$3,589	$4,968	$936	$3,362	$100

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $177,000. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $29,000. All loans were performing as agreed with modified terms.

During the three month period ending March 31, 2013, there was one loan modified as TDR, and is considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2013
	(In thousands)
		Past Due		Total
		90 Days		Past Due
	Past Due	or More		and
	30 to 89	and Still	Non-	Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$419	$-	$1,570	$1,989	$56,293
Real Estate-mortgage	2,817	66	886	3,769	143,507
Real Estate-non farm non residential	33	90	602	725	154,085
Commercial	114	-	64	178	52,611
Consumer	76	5	5	86	15,195
Total	$3,459	$161	$3,127	$6,747	$421,691

	December 31, 2012
	(In thousands)
		Past Due
		90 Days		Total
		or More		Past Due
	Past Due	and		and
	30 to 89	Still	Non-	Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$990	$-	$1,667	$2,657	$57,529
Real Estate-mortgage	3,045	147	986	4,178	140,703
Real Estate-non farm non residential	389	-	608	997	142,046
Commercial	88	-	135	223	53,234
Consumer	132	11	5	148	14,600
Total	$4,644	$158	$3,401	$8,203	$408,112

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)

March 31, 2013

				Commercial,
	Real Estate	Real Estate	Installment and	Financial and
	Commercial	Mortgage	Other	Agriculture	Total
Pass	$253,865	$80,605	$15,167	$52,322	$401,959
Special Mention	5,597	140	15	302	6,054
Substandard	12,651	1,361	13	-	14,025
Doubtful	-	-	-	-	-
Subtotal	272,113	82,106	15,195	52,624	422,038
Less:
Unearned discount	238	96	-	13	347
Loans, net of unearned discount	$271,875	$82,010	$15,195	$52,611	$421,691

December 31, 2012

				Commercial,
	Real Estate	Real Estate	Installment and	Financial and
	Commercial	Mortgage	Other	Agriculture	Total
Pass	$241,927	$76,206	$16,426	$53,880	$388,439
Special Mention	5,653	144	17	-	5,814
Substandard	12,606	1,059	15	320	14,000
Doubtful	-	-	-	60	60
Subtotal	260,186	77,409	16,458	54,260	408,313
Less:
Unearned discount	91	94	2	14	201
Loans, net of unearned discount	$260,095	$77,315	$16,456	$54,246	$408,112

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2013, follows:

($ in thousands)

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$27,665	$228	$-	$27,893
Tax-exempt and taxable obligations of states and municipal subdivisions	94,733	3,827	40	98,520
Mortgage-backed securities	66,472	1,515	12	67,975
Corporate obligations	18,768	322	2,183	16,907
Other	1,255	-	287	968
Total	$208,893	$5,892	$2,522	$212,263
Held-to-maturity securities:
Mortgage-backed securities	$2,462	$60	$-	$2,522
Taxable obligations of states and municipal subdivisions	6,000	1,690	-	7,690
Total	$8,462	$1,750	$-	$10,212

NOTE I — ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company’s growth and the economy. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

NOTE K – RECLASSIFICATION

Certain amounts in the 2012 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company. The First reported total assets of $788.0 million at March 31, 2013, compared to $720.0 million at December 31, 2012. Loans increased $11.7 million, or 2.8%, during the first three months of 2013. Deposits at March 31, 2013, totaled $683.3 million compared to $596.7 million at December 31, 2012. For the three month period ended March 31, 2013, The First reported net income of $1.6 million compared to $1.1 million for the three months ended March 31, 2012.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2013, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2013, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,459
Past due 90 days or more and still accruing	161

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $3.1 million at March 31, 2013, a decrease of $.3 million from December 31, 2012. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $6.7 million at March 31, 2013. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2013, the Bank had $177,000 in loans that were modified as troubled debt restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $91.5 million as of March 31, 2013. In addition, loans and investment securities repricing or maturing within one year or less exceeded $165.9 million at March 31, 2013. Approximately $68.6 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $.7 million at March 31, 2013.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2013, was $87.1 million, or approximately 11.0% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2013, were as follows:

Tier 1 leverage	11.24%
Tier 1 risk-based	16.73%
Total risk-based	17.73%

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $4,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company in 2013 or later, at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the authoritative guidance, the trusts are not included in the consolidated financial statements.

RESULTS OF OPERATIONS

The Company had a consolidated net income of $1,225,000 for the three months ended March 31, 2013, compared with consolidated net income of $971,000 for the same period last year.

Net interest income increased to $5.9 million from $5.5 million for the three months ended March 31, 2013, or an increase of 7.4% as compared to the same period in 2012. Earning assets through March 31, 2013, increased $56.0 million, or 8.5% and interest-bearing liabilities also increased $40.6 million or 7.5% when compared to March 31, 2012.

Noninterest income for the three months ended March 31, 2013, was $1,930,000 compared to $1,475,000 for the same period in 2012, reflecting an increase of $455,000 or 30.8%. The majority of the increase, $415,000, was from an award granted to our Company by the Community Development Institutions Fund due to our increased level of community development products and services throughout the markets we serve.

The provision for loan losses was $311,000 for the three months ended March 31, 2013, compared with $152,000 for the same period in 2012. The allowance for loan losses of $4.9 million at March 31, 2013 (approximately 1.16% of total loans and 1.21% of loans excluding those booked at fair value due to a business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $457,000 or 8.3% for the three months ended March 31, 2013, when compared with the same period in 2012. This increase is primarily related to costs associated with the acquisition of First National Bank of Baldwin County in the amount of $341,000, as well as an increase in salaries and employee benefits associated with the start of our Private Banking Division.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of March 31, 2013, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities.” The ASU amends ASC Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. Only derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement are applicable. The adoption did not have a material impact on the financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U. S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U. S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U. S. GAAP that provide additional details about these amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The measurement is the sum of both the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. ASI 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013. The ASU should be applied retrospectively to obligations existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2012. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

On March 20, 2013, The First Bancshares, Inc., a Mississippi corporation (the "Company") entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company (collectively, the "Purchasers') to sell a total of 1,951,220 shares of mandatorily convertible non-cumulative, non-voting, perpetual Preferred Stock, Series D, $1.00 par value (the "Series D Preferred Stock") at a price of $10.25 per share, for an aggregate gross purchase price of $20,000,005 (the "Private Placement"). The Private Placement closed on March 22, 2013, after the Company issued an aggregate of 1,951,220 shares of Series D Preferred Stock against receipt of $20,000,005 in cash from the Purchasers. The Private Placement was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

The Series D Preferred Stock will automatically convert into a number of shares of the Company's common stock after the Company has received shareholder approval of such conversion at a meeting of shareholders scheduled to be held no later than May 31, 2013. Upon conversion of the Series D Preferred Stock, each share of Series D Preferred Stock will be automatically converted into one share of the Company’s common stock par value of one U.S. dollar ($1.00) per share (“Common Stock”). The holders of record of Series D Preferred Stock will be entitled to receive as, when, and if declared by the Company’s board of directors, dividends on each share of Series D Preferred Stock equal to the per share amount paid on a share of Common Stock (the “Preferred Dividend”), and no dividends will be payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend is payable at the same time on the Series D Preferred Stock; provided, however, in the event the shareholders of the Company do not approve the conversion of the Series D Preferred Stock to Common Stock within six (6) months of issuance, the holders of record of Series D Preferred Stock shall be entitled to receive as, when, and if declared by the board of directors of the Company, dividends on each share of Series D Preferred Stock equal to six (6) percent of liquidation value per annum or $0.62 per share (the “Fixed Preferred Dividend”) and no dividends will be payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend is payable at the time on the Series D Preferred Stock. Such Fixed Preferred Dividends will be payable semi-annually in arrears on June 30 and December 31, beginning on December 31, 2013, until the shareholders of the Company have approved the conversion of the Series D Preferred Shares into the Common Stock. The Series D Preferred Stock is not redeemable by the Company or by the holders. Complete details concerning the Series D Preferred Stock are contained in the Certificate of Designation filed with the Mississippi Secretary of State on March 20, 2013, a copy of which was attached as Exhibit 4.1 to the Form 8-K filed by the Company on March 25, 2013 and incorporated herein by reference.

In accordance with Section 4.11 of the Securities Purchase Agreement, the Company intends to call a meeting of the Company shareholders to vote on proposals to approve the conversion of shares of Series D Preferred Stock into shares of Common Stock for purposes of compliance with NASDAQ Stock Market Rule 5635. The board of directors of the Company intends to unanimously recommend shareholder approval of this proposal.

Also on March 20, 2013, pursuant to the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Purchasers. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale the Common Stock to be issued upon conversion of the Series D Preferred Stock, within 90 calendar days after the closing of the Private Placement, and to use commercially reasonable efforts to cause such registration statement to be declared effective upon the earlier of (i) the 120th calendar day following March 22, 2013 (or the 150th calendar day following March 22, 2013 in the event that such registration statement is subject to review by the Securities and Exchange Commission) and (ii) the 5th trading day (as defined in the Registration Rights Agreement) after the date the Company is notified (orally or in writing, whichever is earlier) by the Securities and Exchange Commission that such registration statement will not be “reviewed” or will not be subject to further review. Failure to meet these deadlines and certain other events may result in the Company's payment of liquidated damages to the holders of the rights, monthly in the amount of 0.5% of the aggregate purchase price of each holder of the converted Common Stock.

Copies of the form of Securities Purchase Agreements and the form of Registration Rights Agreements were attached to the Company’s Form 8-K filed on March 25, 2013 as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference. The foregoing descriptions of the Securities Purchase Agreements, the Registration Rights Agreements and the Certificate of Designation do not purport to be complete and are qualified in their entirety by reference to the full text of the Securities Purchase Agreements, the Registration Rights Agreements and the Certificate of Designation filed as exhibits to this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.

_________

2.1

Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013(incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

 ______________

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(b)	The Company filed six reports on Form 8-K during the quarter ended March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
May 10, 2013	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 10, 2013	DeeDee Lowery, Executive
(Date)	Vice President and Chief Financial Officer