Form 10-K/A
period 2012-12-31
FIRST BANCSHARES INC /MS/
filed 2013-05-23
CIK 947559

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

Explanatory Note

Amendment filed to reflect changes to Item 5 and Item 12.

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

Market Information

The Company's common stock trades on the NASDAQ Global Market under the ticker symbol "FBMS". The following table sets forth the high and low sale prices of the Company's common stock as reported on the NASDAQ Global Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

				Cash
		High	Low	Dividends
		Sale	Sale	Paid
2012
	4th quarter	$10.96	$9.13	$0.0375
	3rd quarter	10.52	8.99	0.0375
	2nd quarter	9.25	8.54	0.0375
	1st quarter	11.02	7.10	0.0375

2011
	4th quarter	$8.89	$6.95	$0.0375
	3rd quarter	10.00	8.03	0.0375
	2nd quarter	11.07	8.29	0.0375
	1st quarter	9.89	8.10	0.0375

There were 1,160 registered shareholders and approximately 374 beneficial holders of the Company's common stock at April 1, 2013 and 3,142,355 shares outstanding. On April 1, 2013, the high and low sale prices of the Company's common stock as reported on the NASDAQ Global Market was $11.99 and $11.67, respectively.

The principal sources of funds to the Company to pay dividends are the dividends received from The First, A National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon the Banks' earnings, capital needs, regulatory policies as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by The First Bancshares, Inc.'s regulators is required if the total of all dividends declared in any calendar year exceed the total of Its net income for that year combined with its retained net income of the preceding two years.

Stock Performance Graph

The following performance graph and related information are neither "soliciting material" nor "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

The performance graph compares the cumulative five-year shareholder return on the Company's common stock, assuming an investment of $100 on December 31, 2007 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the NASDAQ Composite-Total Returns Index and the common stocks of the NASDAQ OMX Banks Index. The NASDAQ OMX Banks Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Legend

Symbol	Total Returns Index For:	2007	2008	2009	2010	2011	2012
◆	First Bancshares, Inc.	100.00	42.62	33.09	40.85	37.31	46.90
¾	NASDAQ Composite-Total Returns	100.00	60.02	87.25	103.09	102.27	120.40
▲	NASDAQ OMX Banks Index	100.00	78.47	65.68	74.99	67.12	79.65

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.0 on 12/31/2007.

ITEM 6.	SELECTED FINANCIAL DATA

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	88,998[1]	-0-	226,002
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	88,998	-0-	226,002

1 As of December 31, 2012 a total of 88,998 restricted stock awards have been granted under the Company’s 2007 Stock Incentive Plan (“2007 Plan”). A total of 226,002 shares remained available for issuance as awards under the 2007 Plan. The restricted stock awards are issuable subject to vesting requirements. No other awards have been made under the 2007 Plan.

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

THE FIRST BANCSHARES, INC.

Date: May 23, 2013	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: May 23, 2013	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	May 23, 2013
/s/ Charles R. Lightsey	Director	May 23, 2013
/s/ J. Douglas Seidenburg	Director	May 23, 2013
/s/ Andy Stetelman	Director	May 23, 2013
/s/ David W. Bomboy	Director	May 23, 2013
/s/ Ted E. Parker	Director	May 23, 2013
/s/ Michael W. Chancellor	Director	May 23, 2013
/s/ Fred McMurry	Director	May 23, 2013
/s/ Gregory Mitchell	Director	May 23, 2013
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	May 23, 2013
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	May 23, 2013

