Form 10-Q
period 2013-06-30
FIRST BANCSHARES INC /MS/
filed 2013-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013

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

ON June 30, 2013, 5,093,455 SHARES OF THE ISSUER'S COMMON STOCK, PAR

VALUE $1.00 PER SHARE, WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐ NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$27,811	$20,225
Interest-bearing deposits with banks	49,089	9,588
Federal funds sold	4,941	1,064

Total cash and cash equivalents	81,841	30,877

Securities held-to-maturity, at amortized cost	8,455	8,470
Securities available-for-sale, at fair value	248,030	214,393
Other securities	4,101	3,438

Total securities	260,586	226,301

Loans held for sale	2,933	5,586
Loans	554,838	408,112
Allowance for loan losses	(5,393)	(4,727)

Loans, net	552,378	408,971

Premises and equipment	32,696	22,243
Interest receivable	3,263	2,887
Cash surrender value of life insurance	6,513	6,441
Goodwill	10,713	9,362
Other assets	11,760	7,522
Other real estate owned	5,687	6,782

TOTAL ASSETS	$965,437	$721,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$182,324	$109,625
Interest-bearing	661,015	487,002

TOTAL DEPOSITS	843,339	596,627

Interest payable	470	212
Borrowed funds	16,500	36,771
Subordinated debentures	10,310	10,310
Other liabilities	12,201	11,580

TOTAL LIABILITIES	882,820	655,500

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	17,062	17,021
Common stock, par value $1 per share, 10,000,000 shares authorized; 5,119,949 shares issued at June 30, 2013 and 3,133,596 at December 31, 2012, respectively	5,120	3,134
Additional paid-in capital	41,902	23,711
Retained earnings	20,538	19,951
Accumulated other comprehensive income (loss)	(1,541)	2,533
Treasury stock, at cost, 26,494 shares at June 30, 2013 and at December 31, 2012	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	82,617	65,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$965,437	$721,386

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

INTEREST INCOME:
Interest and fees on loans	$6,318	$5,353	$11,549	$10,807
Interest and dividends on securities:
Taxable interest and dividends	740	729	1,643	1,423
Tax exempt interest	529	507	1,033	1,014
Interest on federal funds sold	22	20	34	31

TOTAL INTEREST INCOME	7,609	6,609	14,259	13,275

INTEREST EXPENSE:
Interest on deposits	666	834	1,284	1,726
Interest on borrowed funds	157	267	298	556

TOTAL INTEREST EXPENSE	823	1,101	1,582	2,282

NET INTEREST INCOME	6,786	5,508	12,677	10,993

PROVISION FOR LOAN LOSSES	349	221	660	373

NET INTEREST INCOME AFTER
PROVISION FOR LOAN
LOSSES	6,437	5,287	12,017	10,620

OTHER INCOME:
Service charges on deposit accounts	1,010	857	1,854	1,727
Other service charges and fees	880	653	1,966	1,258
TOTAL OTHER INCOME	1,890	1,510	3,820	2,985

OTHER EXPENSES:
Salaries and employee benefits	3,729	2,996	6,912	5,934
Occupancy and equipment	1,104	949	2,060	1,909
Other	2,412	1,469	4,252	3,093

TOTAL OTHER EXPENSES	7,245	5,414	13,224	10,936

INCOME BEFORE INCOME TAXES	1,082	1,383	2,613	2,669

INCOME TAXES	270	346	576	661

NET INCOME	812	1,037	2,037	2,008

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	106	212	212

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$706	$931	$1,825	$1,796

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.18	$.30	$.52	$.58
DILUTED	.18	.30	.51	.58
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.075	.075

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Net income per consolidated statements of income	$812	$1,037	$2,037	$2,008
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(6,174)	1,167	(6,068)	1,723
Unrealized holding gains (losses) on loans held for sale	(123)	64	(105)	36
Income tax benefit (expense)	2,140	(419)	2,099	(598)
Other Comprehensive Income (Loss)	(4,157)	812	(4,074)	1,161

Comprehensive Income (Loss)	$(3,345)	$1,849	$(2,037)	$3,169

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	2,008	-	-	2,008
Other compre- hensive income	-	-	-	-	-	1,161	-	1,161
Accretion and dividends on preferred stock	-	41	-	-	(212)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(231)	-	-	(231)
Restricted stock grant	42	-	-	(42)	-	-	-	-
Compensation expense	-	-	-	108	-	-	-	108
Balance, June 30, 2012	$3,135	$16,980	$284	$23,286	$18,356	$1,723	$(464)	$63,300

Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	2,037	-	-	2,037
Other compre- hensive income(loss)	-	-	-	-	-	(4,074)	-	(4,074)
Accretion and dividends on preferred stock	-	41	-	-	(212)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(235)	-	-	(235)
Issuance of 1,951,220 common shares	1,951	-	-	18,049	(1,003)	-	-	18,997
Restricted stock grant	35	-	-	(35)	-	-	-	-
Compensation expense	-	-	-	177	-	-	-	177
Balance, June 30, 2013	$5,120	$17,062	$284	$41,618	$20,538	$(1,541)	$(464)	$82,617

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,037	$2,008
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation, amortization and accretion	1,038	1,259
Provision for loan losses	660	373
Loss on sale/writedown of ORE	122	309
Restricted stock expense	177	108
Increase in cash value of life insurance	(72)	(88)
Federal Home Loan Bank stock dividends	(2)	(2)
Changes in:
Interest receivable	(26)	(238)
Loans held for sale, net	3,584	(268)
Interest payable	(83)	(49)
Other, net	1,900	1,891
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,335	5,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in excess of cash paid for acquisition	43,150	-
Maturities and calls of securities available- for-sale	38,146	24,455
Purchases of securities available-for-sale and held-to-maturity	(73,521)	(42,876)
Net purchases of other securities	(208)	(443)
Net increase in loans	(24,662)	(1,725)
Net additions in premises and equipment	(432)	(200)
NET CASH USED IN INVESTING ACTIVITIES	(17,527)	(20,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	60,827	14,573
Net increase (decrease) in borrowed funds	(20,271)	1,259
Dividends paid on common stock	(226)	(226)
Dividends paid on preferred stock	(171)	(171)
Issuance of 1,951,220 common shares, net	18,997	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,156	15,435

NET INCREASE (DECREASE) IN CASH	50,964	(51)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,877	23,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,841	$23,130

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	$1,324	$2,331
CASH PAYMENTS FOR INCOME TAXES	980	768
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,437	4,142
ISSUANCE OF RESTRICTED STOCK GRANTS	35	42

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At June 30, 2013, the Company had approximately $965.4 million in assets, $552.4 million in loans, $843.3 million in deposits, and $82.6 million in stockholders' equity. For the six months ended June 30, 2013, the Company reported net income of $2.0 million ($1.8 million applicable to common stockholders).

In the first and second quarters of 2013, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

The Company entered into an Acquisition Agreement dated January 31, 2013, as amended (the “Agreement”) with First Baldwin Bancshares, Inc., an Alabama corporation (“Baldwin”). The Agreement provided that, based upon the terms and subject to the conditions set forth in the Agreement, the Company would acquire all of the outstanding shares (the “Acquisition”) of Baldwin’s wholly-owned subsidiary, First National Bank of Baldwin County, A National Banking Association (“FNB”). Subject to the terms and conditions of the Agreement, as amended, which was approved by both the Company’s Board of Directors and the Board of Directors of Baldwin, on February 21, 2013, Baldwin filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Alabama (“Bankruptcy Court”) and sought Bankruptcy Court approval of the Agreement and the Acquisition through a Chapter 11 plan. Upon approval by the Bankruptcy Court and consummation of the Acquisition, all outstanding FNB common stock would be sold to the Company for cash consideration of $3,300,000 (the “Purchase Price”). Each outstanding share of FNB common stock will remain outstanding and be unaffected by the Acquisition.

The Company has recently completed its Acquisition of FNB.  On April 23, 2013, the Bankruptcy Court confirmed the Chapter 11 Plan of Reorganization for Baldwin pursuant to which Baldwin had agreed to sell all of the outstanding voting stock of its subsidiary, FNB, under the Agreement.   The Bankruptcy Court’s approval received was the last required regulatory approval regarding the Acquisition.  Previously, both the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency had granted the requisite approvals for the Acquisition by the Company of all of the outstanding voting stock of FNB on March 28, 2013, and April 4, 2013, respectively.  The Acquisition closed and was completed on April 30, 2013.  There was no vote required of shareholders of FNB to approve the Acquisition.

No further additional action or regulatory approval is required with respect to the Acquisition.  As of the closing on April 30, 2013, FNB became a wholly-owned subsidiary of the Company and subsequently was merged with and into the Company’s bank subsidiary, The First, A National Banking Association.

In connection with the acquisition, the Company recorded $1.4 million of goodwill and $.7 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $124.2 million loan portfolio at a fair value discount of $.5 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$3,300
Total purchase price	3,300
Identifiable assets:
Cash and due from banks	46,450
Investments	2,508
Loans and leases	124,165
Core deposit intangible	680
Personal and real property	10,655
Deferred tax asset	2,969
Other assets	1,029
Total assets	188,456
Liabilities and equity:
Deposits	185,771
Other liabilities	736
Total liabilities	186,507
Net assets acquired	1,949
Goodwill resulting from acquisition	$1,351

In the second quarter interest income of $978,000 was recorded on loans acquired. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2013, are as follows (dollars in thousands):

Outstanding principal balance	$120,246
Carrying amount	119,788

All loans obtained in the acquisition reflect no specific evidence of credit deterioration and very low probability that the Company would be unable to collect all contractually required principal and interest payments.

The amount of the revenue and earnings included in the Company’s consolidated income statement for the six months ended June 30, 2013, reflect only amounts from the acquisition date of April 30, 2013, through the quarter end June 30, 2013. Historical financial information related to each loan and deposit acquired was impractical to determine due to retrospective application requiring significant estimates of amounts that cannot be independently substantiated. Further, we believe it is impossible to distinguish objectively information about those estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured under retrospective application.

Expenses associated with the acquisition were $635,500 and $976,500 for the three and six month periods ended June 30, 2013, respectively. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

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

On March 22, 2013, the Company raised $20,000,005 in a private placement of 1,951,220 shares of newly authorized Series D Nonvoting Convertible Preferred Stock (“Convertible Preferred Stock”) at a purchase price of $10.25 per share. The terms of the Convertible Preferred Stock provide for mandatory conversion into the Company’s common stock upon approval, which occurred at the annual meeting, May 23, 2013. The Company paid $921,487.43 in fees to its financial advisors who acted as placement agents in the private placement.

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

Upon conversion of the Convertible Preferred Stock, the Company issued 1,951,220 shares of common stock. On June 30, 2013, the Company had 5,093,455 shares of common stock outstanding, excluding treasury shares.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	June 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$706,000	3,955,243	$.18

Effect of dilutive shares:
Restricted stock grants		46,238

Diluted per share	$706,000	4,001,481	$.18

	For the Six Months Ended
	June 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,825,000	3,536,362	$.52

Effect of dilutive shares:
Restricted stock grants		46,238

Diluted per share	$1,825,000	3,582,600	$.51

	For the Three Months Ended
	June 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$931,000	3,108,867	$.30

Effect of dilutive shares:
Restricted stock grants		21,557

Diluted per share	$931,000	3,130,424	$.30

	For the Six Months Ended
	June 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,796,000	3,094,102	$.58

Effect of dilutive shares:
Restricted stock grants		21,557

Diluted per share	$1,796,000	3,115,659	$.58

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$27,671	$-	$27,671	$-
Municipal securities	113,068	-	113,068	-
Mortgage-backed securities	79,654	-	79,654	-
Corporate obligations	26,677	-	24,040	2,637
Other	960	960	-	-
Total	$248,030	$960	$244,433	$2,637

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$36,359	$-	$36,359	$-
Municipal securities	98,910	-	98,910	-
Mortgage-backed securities	61,967	-	61,967	-
Corporate obligations	16,187	-	13,519	2,668
Other	970	970	-	-
Total	$214,393	$970	$210,755	$2,668

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2013	2012
Balance, January 1	$2,668	$2,252
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain (loss) included in comprehensive income	(31)	416
Balance at June 30, 2013 and December 31, 2012	$2,637	$2,668

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2013, amounted to $5.7 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2013 and December 31, 2012.

($ in thousands)

June 30, 2013

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,063	$-	$4,063	$-

Other real estate owned	5,687	-	5,687	-

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,589	$-	$3,589	$-

Other real estate owned	6,782	-	6,782	-

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

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$81,841	$81,841	$30,877	$30,877
Securities available-for-sale	248,030	248,030	214,393	214,393
Securities held-to-maturity	8,455	9,430	8,470	7,055
Other securities	4,101	4,101	3,438	3,438
Loans, net	552,378	567,780	408,971	422,029

Liabilities:

Noninterest-bearing deposits	$182,324	$182,324	$109,625	$109,625
Interest-bearing deposits	661,015	660,894	487,002	487,599
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	16,500	16,500	36,771	36,771

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At June 30, 2013 and December 31, 2012, loans accounted for 63.9% and 63.6% of earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$2,933	0.5%	$5,586	1.4%
Commercial, financial and agricultural	69,376	12.4	53,234	12.9
Real Estate:
Mortgage-commercial	186,219	33.4	142,046	34.3
Mortgage-residential	210,543	37.7	140,703	34.0
Construction	72,349	12.9	57,529	13.9
Consumer and other	16,351	3.1	14,600	3.5
Total loans	557,771	100%	413,698	100%
Allowance for loan losses	(5,393)		(4,727)
Net loans	$552,378		$408,971

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

Loans held for sale consists of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013

Balance at beginning of period	$4,918	$4,727
Loans charged-off:
Real Estate	(276)	(306)
Installment and Other	(75)	(130)
Commercial, Financial and Agriculture	(4)	(70)
Total	(355)	(506)
Recoveries on loans previously charged-off:
Real Estate	461	465
Installment and Other	18	39
Commercial, Financial and Agriculture	2	8
Total	481	512
Net recoveries	126	6
Provision for Loan Losses	349	660
Balance at end of period	$5,393	$5,393

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2013 and December 31, 2012.

Allocation of the Allowance for Loan Losses

	June 30, 2013
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$457	12.7%
Commercial Real Estate	3,328	57.7
Consumer Real Estate	1,228	26.4
Consumer	195	3.2
Unallocated	185	-
Total	$5,393	100%

	December 31, 2012
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$420	13.3%
Commercial Real Estate	3,338	63.7
Consumer Real Estate	810	19.0
Consumer	151	4.0
Unallocated	8	-
Total	$4,727	100%

The following table represents the Company’s impaired loans at June 30, 2013, and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$2,031	$1,445
Impaired loans with a valuation allowance	2,032	2,144
Total impaired loans	$4,063	$3,589
Allowance for loan losses on impaired loans at period end	757	936

Total nonaccrual loans	1,886	3,401

Past due 90 days or more and still accruing	352	158
Average investment in impaired loans	6,612	2,979

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Average of individually impaired loans during period	5,900	6,086
Interest income recognized during impairment	13	29
Cash-basis interest income recognized	15	65

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three and six months ended June 30, 2013, was $23,300 and $90,900, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2013 and 2012.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2013 and December 31, 2012. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2013

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$3,238	$44	$1,241	$4,523
Collectively evaluated	462,720	19,460	68,135	550,315
Total	$465,958	$19,504	$69,376	$554,838

Allowance for Loan Losses
Individually evaluated	$681	$38	$38	$757
Collectively evaluated	3,875	342	419	4,636
Total	$4,556	$380	$457	$5,393

December 31, 2012

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,111	$55	$221	$4,387
Collectively evaluated	333,299	16,401	54,025	403,725
Total	$337,410	$16,456	$54,246	$408,112

Allowance for Loan Losses
Individually evaluated	$917	$110	$76	$1,103
Collectively evaluated	3,231	49	344	3,624
Total	$4,148	$159	$420	$4,727

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2013 and December 31, 2012. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2013, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2013

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$12	$12	$-	$13	$-
Commercial real estate	908	1,036	-	3,139	17
Consumer real estate	1,105	1,105	-	1,167	21
Consumer installment	6	6	-	3	-
Total	$2,031	$2,159	$-	$4,322	$38

Impaired loans with a related allowance:
Commercial installment	$115	$115	$38	$124	$3
Commercial real estate	1,005	1,005	370	1,383	14
Consumer real estate	873	873	311	660	9
Consumer installment	39	39	38	44	1
Total	$2,032	$2,032	$757	$2,211	$27

Total Impaired Loans:
Commercial installment	$127	$127	$38	$137	$3
Commercial real estate	1,913	2,041	370	4,522	31
Consumer real estate	1,978	1,978	311	1,827	30
Consumer installment	45	45	38	47	1
Total Impaired Loans	$4,063	$4,191	$757	$6,533	$65

December 31, 2012
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$15	$15	$-	$46	$-
Commercial real estate	1,013	1,529	-	1,004	39
Consumer real estate	106	969	-	168	8
Consumer installment	311	311	-	156	1
Total	$1,445	$2,824	$-	$1,374	$48

Impaired loans with a related allowance:
Commercial installment	$203	$203	$73	$173	$8
Commercial real estate	1,549	1,549	747	1,546	38
Consumer real estate	44	44	44	72	4
Consumer installment	348	348	72	197	2
Total	$2,144	$2,144	$936	$1,988	$52

Total Impaired Loans:
Commercial installment	$218	$218	$73	$219	$8
Commercial real estate	2,562	3,078	747	2,550	77
Consumer real estate	150	1,013	44	240	12
Consumer installment	659	659	72	353	3
Total Impaired Loans	$3,589	$4,968	$936	$3,362	$100

The following tables provide additional detail of troubled debt restructurings at June 30, 2013.

For the Three Months Ending June 30, 2013

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	72	72	2	-
Consumer installment	-	-	-	-
Total	$72	$72	2	$-

For the Six Months Ending June 30, 2013

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	249	249	3	-
Consumer installment	-	-	-	-
Total	$249	$249	3	$-

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $249,000. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $29,000. All loans were performing as agreed with modified terms.

During the three and six month periods ending June 30, 2013, there were 2 loans and 3 loans, respectively, modified as TDR, and are considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2013
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$106	$-	$56	$162	$72,349
Real Estate-mortgage	3,939	352	1,199	5,490	210,543
Real Estate-non farm non residential	180	-	585	765	186,219
Commercial	133	-	44	177	69,376
Consumer	88	-	2	90	16,351
Total	$4,446	$352	$1,886	$6,684	$554,838

	December 31, 2012
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$990	$-	$1,667	$2,657	$57,529
Real Estate-mortgage	3,045	147	986	4,178	140,703
Real Estate-non farm non residential	389	-	608	997	142,046
Commercial	88	-	135	223	53,234
Consumer	132	11	5	148	14,600
Total	$4,644	$158	$3,401	$8,203	$408,112

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)
June 30, 2013
				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$301,612	$144,708	$19,459	$68,008	$533,787
Special Mention	6,993	32	-	1,113	8,138
Substandard	11,017	1,950	45	273	13,285
Doubtful	-	-	-	-	-
Subtotal	319,622	146,690	19,504	69,394	555,210
Less:
Unearned discount	213	141	-	18	372
Loans, net of unearned discount	$319,409	$146,549	$19,504	$69,376	$554,838

December 31, 2012

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$241,927	$76,206	$16,426	$53,880	$388,439
Special Mention	5,653	144	17	-	5,814
Substandard	12,606	1,059	15	320	14,000
Doubtful	-	-	-	60	60
Subtotal	260,186	77,409	16,458	54,260	408,313
Less:
Unearned discount	91	94	2	14	201
Loans, net of unearned discount	$260,095	$77,315	$16,456	$54,246	$408,112

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2013, follows:

($ in thousands)

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$27,717	$63	$109	$27,671
Tax-exempt and taxable obligations of states and municipal subdivisions	112,510	1,997	1,439	113,068
Mortgage-backed securities	80,220	775	1,341	79,654
Corporate obligations	28,514	410	2,247	26,677
Other	1,255	-	295	960
Total	$250,216	$3,245	$5,431	$248,030
Held-to-maturity securities:
Mortgage-backed securities	$2,455	$-	$60	$2,395
Taxable obligations of states and municipal subdivisions	6,000	1,035	-	7,035
Total	$8,455	$1,035	$60	$9,430

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

The First represents the primary asset of the Company. The First reported total assets of $964.4 million at June 30, 2013, compared to $720.0 million at December 31, 2012. Loans increased $144.1 million, or 34.8%, during the first six months of 2013. Deposits at June 30, 2013, totaled $843.8 million compared to $596.7 million at December 31, 2012. For the six month period ended June 30, 2013, The First reported net income of $2.8 million compared to $2.2 million for the six months ended June 30, 2012.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2013, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2013, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,446
Past due 90 days or more and still accruing	352

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $1.9 million at June 30, 2013, a decrease of $1.5 million from December 31, 2012. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.7 million at June 30, 2013. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2013, the Bank had $2,410,000 in loans that were modified as troubled debt restructurings, of which $1,769,000 were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $81.8 million as of June 30, 2013. In addition, loans and investment securities repricing or maturing within one year or less exceeded $218.5 million at June 30, 2013. Approximately $103.3 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at June 30, 2013. There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2013, was $82.6 million, or approximately 8.6% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2013, were as follows:

Tier 1 leverage	8.97%
Tier 1 risk-based	12.86%
Total risk-based	13.72%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $812,000 for the three months ended June 30, 2013, compared with consolidated net income of $1,037,000 for the same period last year.

Net interest income increased to $6.8 million from $5.5 million for the three months ended June 30, 2013, or an increase of 23.2% as compared to the same period in 2012. Earning assets through June 30, 2013, increased $370.3 million, or 73.7% and interest-bearing liabilities also increased $263.7 million or 62.2% when compared to June 30, 2012.

Noninterest income for the three months ended June 30, 2013, was $1,890,000 compared to $1,510,000 for the same period in 2012, reflecting an increase of $380,000 or 25.2%. An increase in fee income associated with higher loan and deposit volumes attributed to this increase.

The provision for loan losses was $349,000 for the three months ended June 30, 2013, compared with $221,000 for the same period in 2012. The allowance for loan losses of $5.4 million at June 30, 2013 (approximately .97% of total loans and 1.26% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1,831,000 or 33.8% for the three months ended June 30, 2013, when compared with the same period in 2012. This increase is primarily related to costs associated with the acquisition of First National Bank of Baldwin County in the amount of $635,500, as well as an increase in salaries and employee benefits associated with the start of our Private Banking Division.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $2,037,000 for the six months ended June 30, 2013, compared with consolidated net income of $2,008,000 for the same period last year.

Net interest income increased to $12.7 million from $11.0 million for the six months ended June 30, 2013, or an increase of 15.3% as compared to the same period in 2012. This increase was primarily a result of increased loan volume in existing markets as well as loan growth associated with the acquisition of First national Bank of Baldwin County.

Noninterest income for the six months ended June 30, 2013, was $3,820,000 compared to $2,985,000 for the same period in 2012, reflecting an increase of $835,000 or 28.0%. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2013, totaled $1,854,000 compared to $1,727,000 for the same period in 2012. An increase in fee income associated with higher loan and deposit volumes attributed to this income.

The provision for loan losses was $660,000 for the six months ended June 30, 2013, compared with $373,000 for the same period in 2012. The allowance for loan losses of $5.4 million at June 30, 2013 (approximately .97% of total loans and 1.26% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $2.3 million or 20.9% for the six months ended June 30, 2013, when compared with the same period in 2012. This increase is primarily related to an increase in operating costs associated with the acquisition of First National Bank of Baldwin County as well as an increase in salaries and employee benefits associated with the start of our Private Banking Division.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of June 30, 2013, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet Disclosures about Offsetting Assets and Liabilities.” The ASU amends ASC Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. Only derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement are applicable. The amendments did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U. S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U. S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U. S. GAAP that provide additional details about these amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased the disclosures surrounding reclassification items, if any, out of accumulated other comprehensive income.

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

The Series D Preferred Stock automatically converted into a like number of shares of the Company's common stock after the Company received shareholder approval of such conversion at a meeting of shareholders held on May 23, 2013. Upon conversion of the Series D Preferred Stock, each share of Series D Preferred Stock was automatically converted into one share of the Company’s common stock par value of one U.S. dollar ($1.00) per share (“Common Stock”). The holders of record of Series D Preferred Stock were entitled to receive as, when, and if declared by the Company’s board of directors, dividends on each share of Series D Preferred Stock equal to the per share amount paid on a share of Common Stock (the “Preferred Dividend”), and no dividends were payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend was payable at the same time on the Series D Preferred Stock; provided, however, in the event the shareholders of the Company did not approve the conversion of the Series D Preferred Stock to Common Stock within six (6) months of issuance, the holders of record of Series D Preferred Stock would have been entitled to receive as, when, and if declared by the board of directors of the Company, dividends on each share of Series D Preferred Stock equal to six (6) percent of liquidation value per annum or $0.62 per share (the “Fixed Preferred Dividend”) and no dividends would have beeen payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend was payable at the time on the Series D Preferred Stock. Such Fixed Preferred Dividends would have been payable semi-annually in arrears on June 30 and December 31, beginning on December 31, 2013, until the shareholders of the Company approved the conversion of the Series D Preferred Shares into the Common Stock. The Series D Preferred Stock was not redeemable by the Company or by the holders. Complete details concerning the Series D Preferred Stock are contained in the Certificate of Designation filed with the Mississippi Secretary of State on March 20, 2013, a copy of which was attached as Exhibit 4.1 to the Form 8-K filed by the Company on March 25, 2013 and incorporated herein by reference.

In accordance with Section 4.11 of the Securities Purchase Agreement, the Company called a meeting of the Company shareholders to vote on proposals to approve the conversion of shares of Series D Preferred Stock into shares of Common Stock for purposes of compliance with NASDAQ Stock Market Rule 5635. The board of directors of the Company unanimously recommended shareholder approval of this proposal.

Also on March 20, 2013, pursuant to the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the Common Stock to be issued upon conversion of the Series D Preferred Stock, within 90 calendar days after the closing of the Private Placement, and to used commercially reasonable efforts to cause such registration statement to be declared effective upon the earlier of (i) the 120th calendar day following March 22, 2013 (or the 150th calendar day following March 22, 2013 in the event that such registration statement is subject to review by the Securities and Exchange Commission) and (ii) the 5th trading day (as defined in the Registration Rights Agreement) after the date the Company is notified (orally or in writing, whichever is earlier) by the Securities and Exchange Commission that such registration statement will not be “reviewed” or will not be subject to further review. Failure to meet these deadlines and certain other events could have resulted in the Company's payment of liquidated damages to the holders of the rights, monthly in the amount of 0.5% of the aggregate purchase price of each holder of the converted Common Stock.

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

Pursuant to shareholder approval obtained at the Annual Meeting held on May 23, 2013, the Series D Nonvoting Convertible Preferred Stock has been converted to common stock.

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

(b)	The Company filed six reports on Form 8-K during the quarter ended June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
August 14, 2013		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
August 14, 2013		DeeDee Lowery, Executive
(Date)		Vice President and Chief
Financial Officer

