Form 10-Q
period 2013-09-30
FIRST BANCSHARES INC /MS/
filed 2013-11-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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
YES ☒ NO  ☐

INDIATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT HE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).
YES ☒ NO   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “NON-ACCELERATED FILER” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER	☐	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☒	SMALLER REPORTING COMPANY	☐

ON SEPTEMBER 30, 2013, 5,107,131 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES     ☐  NO   ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):       YES  ☐  NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2013	2012

ASSETS

Cash and due from banks	$26,110	$20,225
Interest-bearing deposits with banks	24,326	9,588
Federal funds sold	1,328	1,064

Total cash and cash equivalents	51,764	30,877

Securities held-to-maturity, at amortized cost	8,446	8,470
Securities available-for-sale, at fair value	251,813	214,393
Other securities	4,624	3,438

Total securities	264,883	226,301

Loans held for sale	1,399	5,586
Loans	571,114	408,112
Allowance for loan losses	(5,672)	(4,727)

Loans, net	566,841	408,971

Premises and equipment	32,551	22,243
Interest receivable	3,377	2,887
Cash surrender value of life insurance	6,548	6,441
Goodwill	10,621	9,362
Other assets	10,018	7,522
Other real estate owned	5,292	6,782

TOTAL ASSETS	$951,895	$721,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$169,001	$109,625
Interest-bearing	644,964	487,002

TOTAL DEPOSITS	813,965	596,627

Interest payable	413	212
Borrowed funds	30,000	36,771
Subordinated debentures	10,310	10,310
Other liabilities	13,447	11,580

TOTAL LIABILITIES	868,135	655,500

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per
share liquidation, 10,000,000 shares
authorized; 17,123 issued and outstanding
at September 30, 2013 and December 31,
2012, respectively	17,082	17,021
Common stock, par value $1 per share,
10,000,000 shares authorized; 5,133,625
shares issued at September 30, 2013 and
3,133,596 at December 31, 2012,
respectively	5,134	3,134
Additional paid-in capital	41,994	23,711
Retained earnings	21,305	19,951
Accumulated other comprehensive income (loss)	(1,291)	2,533
Treasury stock, at cost, 26,494 shares at
September 30, 2013 and at December 31, 2012	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	83,760	65,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$951,895	$721,386

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

INTEREST INCOME:
Interest and fees on loans	$7,216	$5,204	$18,765	$16,011
Interest and dividends on securities:
Taxable interest and dividends	841	731	2,484	2,154
Tax exempt interest	555	513	1,588	1,527
Interest on federal funds sold	36	11	70	42

TOTAL INTEREST INCOME	8,648	6,459	22,907	19,734

INTEREST EXPENSE:
Interest on deposits	540	714	1,824	2,440
Interest on borrowed funds	150	314	448	870

TOTAL INTEREST EXPENSE	690	1,028	2,272	3,310

NET INTEREST INCOME	7,958	5,431	20,635	16,424

PROVISION FOR LOAN LOSSES	360	371	1,020	744

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,598	5,060	19,615	15,680

OTHER INCOME:
Service charges on deposit accounts	1,077	853	2,931	2,580
Other service charges and fees	515	665	2,481	1,923
TOTAL OTHER INCOME	1,592	1,518	5,412	4,503

OTHER EXPENSES:
Salaries and employee benefits	4,010	3,075	10,922	9,009
Occupancy and equipment	802	493	2,862	2,402
Other	2,818	1,869	7,070	4,962

TOTAL OTHER EXPENSES	7,630	5,437	20,854	16,373

INCOME BEFORE INCOME TAXES	1,560	1,141	4,173	3,810

INCOME TAXES	456	269	1,032	930

NET INCOME	1,104	872	3,141	2,880

PREFERRED STOCK ACCRETION AND DIVIDENDS	106	106	318	318

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$998	$766	$2,823	$2,562

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.20	$.25	$.70	$.83
DILUTED	.19	.24	.69	.82
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.1125	.1125

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September,		September 30,
	2013	2012	2013	2012
Net income per consolidated
statements of income	$1,104	$872	$3,141	$2,880
Other comprehensive income:
Unrealized holding gains (losses)
arising during the period on
available-for-sale securities	226	1,989	(5,844)	3,712
Unrealized holding gains (losses)
on loans held for sale	153	36	50	73
Income tax benefit (expense)	(129)	(688)	1,970	(1,287)
Other Comprehensive Income (Loss)	250	1,337	(3,824)	2,498

Comprehensive Income (Loss)	$1,354	$2,209	$(683)	$5,378

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2012	$3,093	$16,939	$284	$23,220	$16,791	$562	$(464)	$60,425
Net income	-	-	-	-	2,880	-	-	2,880
Other comprehensive income	-	-	-	-	-	2,498	-	2,498
Accretion and dividends on preferred stock	-	61	-	-	(318)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(348)	-	-	(348)
Restricted stock grant	42	-	-	(42)	-	-	-	-
Compensation expense	-	-	-	174	-	-	-	174
Balance, Sept. 30, 2012	$3,135	$17,000	$284	$23,352	$19,005	$3,060	$(464)	$65,372

Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	3,141	-	-	3,141
Other comprehensive loss	-	-	-	-	-	(3,824)	-	(3,824)
Accretion and dividends on preferred stock	-	61	-	-	(318)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(427)	-	-	(427)
Issuance of 1,951,220 common shares	1,951	-	-	18,049	(1,042)	-	-	18,958
Restricted stock grant	49	-	-	(49)	-	-	-	-
Compensation expense	-	-	-	283	-	-	-	283
Balance, Sept. 30, 2013	$5,134	$17,082	$284	$41,710	$21,305	$(1,291)	$(464)	$83,760

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,141	$2,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,316	1,894
Provision for loan losses	1,020	744
Loss on sale/writedown of ORE	280	396
Restricted stock expense	283	174
Increase in cash value of life insurance	(107)	(130)
Federal Home Loan Bank stock dividends	(5)	(3)
Changes in:
Interest receivable	(140)	(282)
Loans held for sale, net	4,962	(1,914)
Interest payable	(140)	(81)
Other, net	5,670	3,287
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,280	6,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in excess of cash paid for acquisition	43,150	-
Maturities and calls of securities available-for-sale	44,637	40,136
Purchases of securities available-for-sale and held-to-maturity	(83,416)	(60,762)
Net redemptions (purchases) of other securities	(1,084)	11
Net increase in loans	(41,390)	(10,020)
Net additions in premises and equipment	(658)	(428)
NET CASH USED IN INVESTING ACTIVITIES	(38,761)	(31,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	31,851	48,477
Net decrease in borrowed funds	(6,771)	(10,251)
Dividends paid on common stock	(413)	(340)
Dividends paid on preferred stock	(257)	(257)
Issuance of 1,951,220 common shares, net	18,958	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,368	37,629

NET INCREASE IN CASH	20,887	13,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,877	23,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,764	$36,712

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	2,071	3,391
CASH PAYMENTS FOR INCOME TAXES	980	967
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,875	6,353
ISSUANCE OF RESTRICTED STOCK GRANTS	49	42

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At September 30, 2013, the Company had approximately $951.9 million in assets, $566.8 million in net loans, $814.0 million in deposits, and $83.8 million in stockholders' equity. For the nine months ended September 30, 2013, the Company reported net income of $3.1 million ($2.8 million applicable to common stockholders).

In the first, second, and third quarters of 2013, the Company declared and paid a dividend of $.0375 per common share.

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

In connection with the acquisition, the Company recorded $1.3 million of goodwill and $.7 million of core deposit intangible. The core deposit will be expensed over 10 years.

The Company acquired the $124.2 million loan portfolio at a fair value discount of $.5 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$3,300
Total purchase price	3,300
Identifiable assets:
Cash and due from banks	46,450
Investments	2,508
Loans and leases	124,165
Other Real Estate	87
Core deposit intangible	680
Personal and real property	10,655
Deferred tax asset	2,969
Other assets	1,034
Total assets	188,548
Liabilities and equity:
Deposits	185,771
Other liabilities	736
Total liabilities	186,507
Net assets acquired	2,041
Goodwill resulting from acquisition	$1,259

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2013, are as follows (dollars in thousands):

Outstanding principal balance	$117,567
Carrying amount	$117,369

All loans obtained in the acquisition reflect no specific evidence of credit deterioration and very low probability that the Company would be unable to collect all contractually required principal and interest payments.

The amount of the revenue and earnings included in the Company’s consolidated income statement for the nine months ended September 30, 2013, reflect only amounts from the acquisition date of April 30, 2013, through the quarter end September 30, 2013. Historical financial information related to each loan and deposit acquired was impractical to determine due to retrospective application requiring significant estimates of amounts that cannot be independently substantiated. Further, we believe it is impossible to distinguish objectively information about those estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured under retrospective application.

Expenses associated with the acquisition were $447,000 and $1,408,000 for the three and nine month periods ended September 30, 2013, respectively. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

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

On March 22, 2013, the Company raised $20,000,005 in a private placement of 1,951,220 shares of newly authorized Series D Nonvoting Convertible Preferred Stock (“Convertible Preferred Stock”) at a purchase price of $10.25 per share. The terms of the Convertible Preferred Stock provided for mandatory conversion into the Company’s common stock upon approval, which occurred at the annual meeting, May 23, 2013. The Company paid $921,487.43 in fees to its financial advisors who acted as placement agents in the private placement.

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

Upon conversion of the Convertible Preferred Stock, the Company issued 1,951,220 shares of common stock. On September 30, 2013, the Company had 5,107,131 shares of common stock outstanding, excluding treasury shares.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	September 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$998,000	5,102,572	$.20

Effect of dilutive shares:
Restricted stock grants		47,945

Diluted per share	$998,000	5,150,517	$.19

	For the Nine Months Ended
	September 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,823,000	4,058,432	$.70

Effect of dilutive shares:
Restricted stock grants		47,945

Diluted per share	$2,823,000	4,106,377	$.69

	For the Three Months Ended
	September 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$766,000	3,108,867	$.25

Effect of dilutive shares:
Restricted stock grants		26,378

Diluted per share	$766,000	3,135,245	$.24

	For the Nine Months Ended
	September 30, 2012
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,562,000	3,099,024	$.83

Effect of dilutive shares:
Restricted stock grants		26,378

Diluted per share	$2,562,000	3,125,402	$.82

The Company granted 35,133 shares of restricted stock in the first quarter of 2013, 15,500 shares of restricted stock in the third quarter of 2013 and 42,795 shares of restricted stock in the first quarter of 2012.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013
(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$32,527	$-	$32,527	$-
Municipal securities	110,367	-	110,367	-
Mortgage-backed securities	81,032	-	81,032	-
Corporate obligations	26,918	-	24,135	2,783
Other	969	969	-	-
Total	$251,813	$969	$248,061	$2,783

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$36,359	$-	$36,359	$-
Municipal securities	98,910	-	98,910	-
Mortgage-backed securities	61,967	-	61,967	-
Corporate obligations	16,187	-	13,519	2,668
Other	970	970	-	-
Total	$214,393	$970	$210,755	$2,668

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)
	Bank-Issued Trust Preferred Securities
	2013	2012
Balance, January 1	$2,668	$2,252
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain included in comprehensive income	115	416
Balance at Sept. 30, 2013 and December 31, 2012	$2,783	$2,668

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2013, amounted to $5.3 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2013 and December 31, 2012.

($ in thousands)

September 30, 2013
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,351	$-	$4,351	$-

Other real estate owned	5,292	-	5,292	-

December 31, 2012
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,589	$-	$3,589	$-

Other real estate owned	6,782	-	6,782	-

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

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$51,764	$51,764	$30,877	$30,877
Securities available-for-sale	251,813	251,813	214,393	214,393
Securities held-to-maturity	8,446	9,441	8,470	7,055
Other securities	4,624	4,624	3,438	3,438
Loans, net	566,841	580,204	408,971	422,029

Liabilities:

Noninterest-bearing Deposits	$169,001	$169,001	$109,625	$109,625
Interest-bearing deposits	644,964	644,511	487,002	487,599
Subordinated debentures	10,310	10,310	10,310	10,310
FHLB and other borrowings	30,000	30,000	36,771	36,771

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At September 30, 2013 and December 31, 2012, loans accounted for 66.3% and 63.6% of earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	September 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$1,399.2%		$5,586	1.4%
Commercial, financial and agricultural	79,094	13.8	53,234	12.9
Real Estate:
Mortgage-commercial	198,123	34.6	142,046	34.3
Mortgage-residential	211,494	36.9	140,703	34.0
Construction	66,745	11.7	57,529	13.9
Consumer and other	15,658	2.8	14,600	3.5
Total loans	572,513	100%	413,698	100%
Allowance for loan losses	(5,672)		(4,727)
Net loans	$566,841		$408,971

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

Activity in the allowance for loan losses for the period is as follows:

(In thousands)

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2013

Balance at beginning of period	$5,393	$4,727
Loans charged-off:
Real Estate	(50)	(356)
Installment and Other	(41)	(171)
Commercial, Financial and Agriculture	(35)	(105)
Total	(126)	(632)
Recoveries on loans previously charged-off:
Real Estate	27	492
Installment and Other	12	51
Commercial, Financial and Agriculture	6	14
Total	45	557
Net charge-offs	(81)	(75)
Provision for Loan Losses	360	1,020
Balance at end of period	$5,672	$5,672

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2013 and December 31, 2012.

Allocation of the Allowance for Loan Losses

	September 30, 2013
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$504	13.7%
Commercial Real Estate	3,339	57.5
Consumer Real Estate	1,238	25.3
Consumer	198	3.5
Unallocated	393	-
Total	$5,672	100%

	December 31, 2012
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$420	13.3%
Commercial Real Estate	3,338	63.7
Consumer Real Estate	810	19.0
Consumer	151	4.0
Unallocated	8	-
Total	$4,727	100%

The following table represents the Company’s impaired loans at September 30, 2013, and December 31, 2012.

	Sept. 30,	December 31,
	2013	2012
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$1,850	$1,445
Impaired loans with a valuation allowance	2,501	2,144
Total impaired loans	$4,351	$3,589
Allowance for loan losses on impaired loans at period end	748	936

Total nonaccrual loans	2,681	3,401

Past due 90 days or more and still accruing	471	158
Average investment in impaired loans	3,554	2,979

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2013

Average of individually impaired loans during period	$3,554	$3,554
Interest income recognized during Impairment	43	98
Cash-basis interest income recognized	42	110

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three and nine months ended September 30, 2013, was $40,500 and $131,400, respectively. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2013 and 2012.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2013 and December 31, 2012. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2013

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,218	$41	$92	$4,351
Collectively evaluated	468,851	19,698	78,214	566,763
Total	$473,069	$19,739	$78,306	$571,114

Allowance for Loan Losses
Individually evaluated	$680	$36	$32	$748
Collectively evaluated	3,897	555	472	4,924
Total	$4,577	$591	$504	$5,672

December 31, 2012
			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,111	$55	$221	$4,387
Collectively evaluated	333,299	16,401	54,025	403,725
Total	$337,410	$16,456	$54,246	$408,112

Allowance for Loan Losses
Individually evaluated	$917	$110	$76	$1,103
Collectively evaluated	3,231	49	344	3,624
Total	$4,148	$159	$420	$4,727

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2013 and December 31, 2012. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2013, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2013

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$4	$4	$-	$50	$-
Commercial real estate	1,715	1,773	-	1,129	56
Consumer real estate	126	126	-	145	2
Consumer installment	5	5	-	5	-
Total	$1,850	$1,908	$-	$1,329	$58

Impaired loans with a related allowance:
Commercial installment	$87	$87	$32	$60	$5
Commercial real estate	1,610	1,680	391	1,308	33
Consumer real estate	768	768	289	820	12
Consumer installment	36	36	36	37	2
Total	$2,501	$2,571	$748	$2,225	$52

Total Impaired Loans:
Commercial installment	$91	$91	$32	$110	$5
Commercial real estate	3,325	3,453	391	2,437	89
Consumer real estate	894	894	289	965	14
Consumer installment	41	41	36	42	2
Total Impaired Loans	$4,351	$4,479	$748	$3,554	$110

December 31, 2012

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$15	$15	$-	$46	$-
Commercial real estate	1,013	1,529	-	1,004	39
Consumer real estate	106	969	-	168	8
Consumer installment	311	311	-	156	1
Total	$1,445	$2,824	$-	$1,374	$48

Impaired loans with a related allowance:
Commercial installment	$203	$203	$73	$173	$8
Commercial real estate	1,549	1,549	747	1,546	38
Consumer real estate	44	44	44	72	4
Consumer installment	348	348	72	197	2
Total	$2,144	$2,144	$936	$1,988	$52

Total Impaired Loans:
Commercial installment	$218	$218	$73	$219	$8
Commercial real estate	2,562	3,078	747	2,550	77
Consumer real estate	150	1,013	44	240	12
Consumer installment	659	659	72	353	3
Total Impaired Loans	$3,589	$4,968	$936	$3,362	$100

The following tables provide additional detail of troubled debt restructurings at September 30, 2013.

For the Three Months Ending September 30, 2013

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	858	858	3	24
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$858	$858	3	$24

For the Nine Months Ending September 30, 2013

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized
Commercial installment	$-	$-	-	$-
Commercial real estate	858	858	3	41
Consumer real estate	66	66	1	1
Consumer installment	-	-	-	-
Total	$924	$924	4	$42

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1.3 million. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $48,000. All loans were performing as agreed with modified terms.

During the three and nine month periods ending September 30, 2013, there were 3 loans and 4 loans, respectively, modified as TDR, and are considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2013
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$276	$-	$210	$486	$66,745
Real Estate-mortgage	1,283	468	1,950	3,701	211,494
Real Estate-non farm non residential	935	-	511	1,446	198,123
Commercial	519	-	10	529	79,094
Consumer	64	3	-	67	15,658
Total	$3,077	$471	$2,681	$6,229	$571,114

	December 31, 2012
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$990	$-	$1,667	$2,657	$57,529
Real Estate-mortgage	3,045	147	986	4,178	140,703
Real Estate-non farm non residential	389	-	608	997	142,046
Commercial	88	-	135	223	53,234
Consumer	132	11	5	148	14,600
Total	$4,644	$158	$3,401	$8,203	$408,112

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)
September 30, 2013

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$310,903	$143,200	$19,699	$76,800	$550,602
Special Mention	6,338	33	-	1,278	7,649
Substandard	11,634	1,283	40	258	13,215
Doubtful	-	-	-	-	-
Subtotal	328,875	144,516	19,739	78,336	571,466
Less:
Unearned discount	228	94	-	30	352
Loans, net of unearned discount	$328,647	$144,422	$19,739	$78,306	$571,114

December 31, 2012

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$241,927	$76,206	$16,426	$53,880	$388,439
Special Mention	5,653	144	17	-	5,814
Substandard	12,606	1,059	15	320	14,000
Doubtful	-	-	-	60	60
Subtotal	260,186	77,409	16,458	54,260	408,313
Less:
Unearned discount	91	94	2	14	201
Loans, net of unearned discount	$260,095	$77,315	$16,456	$54,246	$408,112

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2013, follows:
($ in thousands)

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$32,573	$84	$130	$32,527
Tax-exempt and taxable obligations of states and municipal subdivisions	110,052	1,842	1,527	110,367
Mortgage-backed securities	81,526	871	1,365	81,032
Corporate obligations	28,398	233	1,713	26,918
Other	1,255	-	286	969
Total	$253,804	$3,030	$5,021	$251,813
Held-to-maturity securities:
Mortgage-backed securities	$2,446	$-	$66	$2,380
Taxable obligations of states and municipal subdivisions	6,000	1,061	-	7,061
Total	$8,446	$1,061	$66	$9,441

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

The First represents the primary asset of the Company. The First reported total assets of $950.9 million at September 30, 2013, compared to $720.0 million at December 31, 2012. Loans increased $158.8 million, or 38.4%, during the first nine months of 2013. Deposits at September 30, 2013, totaled $814.0 million compared to $596.7 million at December 31, 2012. For the nine month period ended September 30, 2013, The First reported net income of $4.3 million compared to $3.2 million for the nine months ended September 30, 2012.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2013, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2013, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,077
Past due 90 days or more and still accruing	471

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.7 million at September 30, 2013, a decrease of $.7 million from December 31, 2012. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.3 million at September 30, 2013. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2013, the Bank had $2.5 million in loans that were modified as troubled debt restructurings, of which $1.5 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $51.8 million as of September 30, 2013. In addition, loans and investment securities repricing or maturing within one year or less exceeded $208.4 million at September 30, 2013. Approximately $107.5 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at September 30, 2013.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2013, was $83.8 million, or approximately 8.8% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2013, were as follows:

Tier 1 leverage	8.73%
Tier 1 risk-based	12.50%
Total risk-based	13.37%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $1,104,000 for the three months ended September 30, 2013, compared with consolidated net income of $872,000 for the same period last year.

Net interest income increased to $8.0 million from $5.4 million for the three months ended September 30, 2013, or an increase of 46.5% as compared to the same period in 2012. Average earning assets through September 30, 2013, increased $145.5 million, or 22.4% and average interest-bearing liabilities also increased $111.2 million or 19.4% when compared to September 30, 2012.

Noninterest income for the three months ended September 30, 2013, was $1,592,000 compared to $1,518,000 for the same period in 2012, reflecting an increase of $74,000 or 4.9%. An increase in fee income associated with higher loan and deposit volumes attributed to this increase.

The provision for loan losses was $360,000 for the three months ended September 30, 2013, compared with $371,000 for the same period in 2012. The allowance for loan losses of $5.7 million at September 30, 2013 (approximately .99% of total loans and 1.26% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $2,193,000 or 40.3% for the three months ended September 30, 2013, when compared with the same period in 2012. This increase is primarily related to increases in operating costs as well as acquisition costs associated with the acquisition of First National Bank of Baldwin County. One-time acquisition costs expensed during the third quarter of 2013 amounted to $447,000.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $3,141,000 for the nine months ended September 30, 2013, compared with consolidated net income of $2,880,000 for the same period last year.

Net interest income increased to $20.6 million from $16.4 million for the nine months ended September 30, 2013, or an increase of 25.6% as compared to the same period in 2012. This increase was primarily a result of increased loan volume in existing markets as well as loan growth associated with the acquisition of First national Bank of Baldwin County.

Noninterest income for the nine months ended September 30, 2013, was $5,412,000 compared to $4,503,000 for the same period in 2012, reflecting an increase of $909,000 or 20.2%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2013, totaled $2,931,000 compared to $2,580,000 for the same period in 2012. An increase in fee income associated with higher loan and deposit volumes attributed to this income.

The provision for loan losses was $1,020,000 for the nine months ended September 30, 2013, compared with $744,000 for the same period in 2012. The allowance for loan losses of $5.7 million at September 30, 2013 (approximately .99% of total loans and 1.26% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $4.5 million or 27.4% for the nine months ended September 30, 2013, when compared with the same period in 2012. This increase is primarily related to increases in operating costs associated with the acquisition of First National Bank of Baldwin County as well as an increase in salaries and employee benefits associated with the start of our Private Banking Division.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of September 30, 2013, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” The ASU requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The measurement is the sum of both the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013. The ASU should be applied retrospectively to obligations existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The ASU requires an entity to present a unrecognized tax benefit, or a portion thereof, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward, except when the entity does not intend to use the deferred tax asset, or the item is not available as of the reporting date.  ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013.  Early adoption and retrospective application is permitted.  The Company is currently evaluating the possible effects of this guidance on its financial statements.

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

The Series D Preferred Stock automatically converted into a like number of shares of the Company's common stock after the Company received shareholder approval of such conversion at a meeting of shareholders held on May 23, 2013. Upon conversion of the Series D Preferred Stock, each share of Series D Preferred Stock was automatically converted into one share of the Company’s common stock par value of one U.S. dollar ($1.00) per share (“Common Stock”). The holders of record of Series D Preferred Stock were entitled to receive as, when, and if declared by the Company’s board of directors, dividends on each share of Series D Preferred Stock equal to the per share amount paid on a share of Common Stock (the “Preferred Dividend”), and no dividends were payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend was payable at the same time on the Series D Preferred Stock; provided, however, in the event the shareholders of the Company did not approve the conversion of the Series D Preferred Stock to Common Stock within six (6) months of issuance, the holders of record of Series D Preferred Stock would have been entitled to receive as, when, and if declared by the board of directors of the Company, dividends on each share of Series D Preferred Stock equal to six (6) percent of liquidation value per annum or $0.62 per share (the “Fixed Preferred Dividend”) and no dividends would have been payable on the Common Stock or any other class or series of capital stock ranking with respect to dividends pari passu with the Common Stock unless a Preferred Dividend was payable at the time on the Series D Preferred Stock. Such Fixed Preferred Dividends would have been payable semi-annually in arrears on June 30 and December 31, beginning on December 31, 2013, until the shareholders of the Company approved the conversion of the Series D Preferred Shares into the Common Stock. The Series D Preferred Stock was not redeemable by the Company or by the holders. Complete details concerning the Series D Preferred Stock are contained in the Certificate of Designation filed with the Mississippi Secretary of State on March 20, 2013, a copy of which was attached as Exhibit 4.1 to the Form 8-K filed by the Company on March 25, 2013 and incorporated herein by reference.

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

10.1
Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

33

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

(b)	The Company filed one report on Form 8-K during the quarter ended September 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 14, 2013	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
November 14, 2013	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer

35