Form 10-K
period 2013-12-31
FIRST BANCSHARES INC /MS/
filed 2014-03-31
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Based on the price at which the registrant’s Common Stock was last sold on March 20, 2014, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $64,398,012.

On March 20, 2014, the registrant had outstanding 5,149,280 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 22, 2014, and the Annual Report to the Stockholders for the year ended December 31, 2013.

THE FIRST BANCSHARES, INC.

FORM 10-K

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	20
ITEM 4.	MINE SAFETY DISCLOSURES	20

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	22
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	23
ITEM 9A.	CONTROLS AND PROCEDURES	23
ITEM 9B.	OTHER INFORMATION	23

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	24
ITEM 11.	EXECUTIVE COMPENSATION	24
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	24
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
	INDEPENDENCE	25
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	25

	PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	25

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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association ("The First" or the “Bank”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. The First currently operates its main office and two branches in Hattiesburg, one in Laurel, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins, four in Gulfport, one in Biloxi, one in Long Beach and one in Diamondhead, Mississippi, as well as one branch in Bogalusa, Louisiana and five branches in Baldwin County, Alabama. See Note C of Notes to Consolidated Financial Statements for information regarding branch acquisition. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach and Diamondhead, Mississippi; Bogalusa, Louisiana; Daphne, Fairhope, Foley, Gulf Shores and Orange Beach, Alabama, and the surrounding areas of Lamar, Forrest, Jones, Pearl River ,Jackson, Hancock, Stone and Harrison Counties in Mississippi; Washington Parish in Louisiana; and Baldwin County in Alabama. The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east-central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timber, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Pascagoula and Ocean Springs offices primarily serve the area in and around Pascagoula and Ocean Springs, Mississippi, including areas of Jackson County. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis and Diamondhead offices serve the city of Bay St. Louis, Diamondhead and the surrounding area of Hancock County, Mississippi. Major employers in the Hancock County area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the city of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. The Gulfport, Biloxi, and Long Beach offices serve the city of Gulfport and the surrounding area of Harrison County, Mississippi. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos. The Bogalusa office serves the city of Bogalusa and the surrounding area of Washington Parish, Louisiana. The major employers in the Washington Parish area include Temple-Inland, the Bogalusa School System, and LSU-Washington/St. Tammany Regional Medical Center. The Fairhope, Daphne, Foley, Gulf Shores and Orange Beach offices serve their respective cities as well as the surrounding area of Baldwin County, Alabama. Major employers in the Baldwin County area include Baldwin County Board of Education, Wal-Mart Super Centers, Infirmary Health, UTC Aerospace Systems, and South Baldwin Regional Medical Center.

Banking Services

The Company strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, The First offers products such as mortgage loans. The following is a description of the products and services offered or planned to be offered by the Bank.

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

Employees

As of March 20, 2014 the Company had 257 full-time employees and 9 part-time employees.

Recent Developments

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc., an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The Bank (“Bank Merger”). Subject to the terms and conditions of the Agreement, which has been approved by the boards of directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights, will receive (i) for the BCB common stock that was outstanding prior to August 1, 2013, (x) $3.60 per share which may be received in cash or Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in Company common stock and (y) one non-transferable contingent value right (“CVR”), and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company board of directors. The Company will also either assume or redeem in full a note payable by BCB to Alostar Bank as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration to be paid in connection with the acquisition will range between approximately $6,239,890.25 and $6,611,762.25 depending upon the payout of the CVR as well as the price of the Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price.

Concurrently, Company and BCB will enter into an agreement and plan of merger pursuant to which BCB’s wholly-owned subsidiary, Bay Bank, will be merged with and into The Bank.

The Agreement contains customary representations and warranties from both the Company and BCB and each have agreed to customary covenants, including, among others, covenants relating to (1) the conduct of BCB’s businesses during the interim period between the execution of the Agreement and the completion of the Merger, (2) cooperation with respect to the filing of regulatory approval applications by the Company, The Bank, BCB and Bay Bank regarding the Merger, the Bank Merger and the transactions contemplated thereby. BCB has also agreed, subject to certain exceptions, not to (a) solicit proposals relating to alternative business combination transactions or (b) enter into any discussions, or enter into any agreement, concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Completion of the Merger is subject to certain customary conditions, including, among others, (1) receipt of all required regulatory approvals, (2) the accuracy of the representations and warranties of the other party, and (3) performance in all material respects by the other party of its obligations under the Agreement.

The Agreement contains certain termination rights for the Company and BCB, as the case may be, applicable upon: (1) June 30, 2014, if the Merger has not been completed by that date, (2) final, non-appealable denial of required regulatory approvals or an injunction prohibiting the transactions contemplated by the Agreement, (3) a breach by the other party that is not or cannot be cured within 30 days’ notice of such breach if such breach would result in a failure of the conditions to closing set forth in the Agreement, or (4) the failure of any of the conditions precedent to the obligations of either party to consummate the Merger have not been fulfilled and cannot or have not otherwise been cured or waived. The Company may terminate the Agreement in the event that the BCB board of directors withdraws of fails to give their recommendation at the BCB shareholder meeting or approves any alternative transaction or makes any plan to do so. In such event, BCB will pay the Company a termination fee of $350,000 if BCB subsequently consummates or enters into an agreement to consummate an alternative transaction. If the Company willfully breaches its obligations under the Agreement which causes the Agreement’s termination, it will reimburse BCB for its reasonable costs incurred up to $250,000.

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

Legislative and Regulatory Initiatives and Company Participation

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”), pursuant to which the Treasury Department purchased debt or equity securities from participating institutions.  The TARP also included the Community Development Capital Initiative (“CDCI”), which was made available only to certified Community Development Financial Institutions (“CDFIs”) and imposed a lower dividend or interest rate, as applicable, than the CPP funding. Participants in the TARP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

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

American Reinvestment and Recovery Act of 2009. The America Reinvestment and Recovery Act of 2009 (“ARRA”) contained expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP. These restrictions apply to us and are further detailed in implementing regulations found at 31 CFR Part 30. (Any reference to “ARRA” herein includes a reference to the implementing regulations.)

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

Dodd-Frank Act. The enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in increased regulation of the financial services industry. Provisions affecting the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments are based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•	Limitation on federal preemption. Limitations have been imposed on the ability of national bank regulators to preempt state law. Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority. These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•	Changes to regulation of bank holding companies. Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

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

The Dodd-Frank Act removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies. Under the Dodd-Frank Act, the Federal Reserve Board is generally permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the OCC) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A Deposit Insurance Fund ("DIF") is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.

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

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi, Alabama and Louisiana law, banks may open branches throughout these states with the prior approval of the OCC or other primary federal regulator. In addition, with prior regulatory approval, banks are able to acquire existing banking operations in Mississippi, Alabama and Louisiana. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "Recent Legislative Developments."

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Practices Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2013, the Company and The First, were qualified as "well capitalized."

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

Significant Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. The Interstate Banking Act allows banks with different home states to merge, unless a particular state opts out of the statute. In addition, the Interstate Banking Act permits national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches.

The Gramm- Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Financial Services Modernization Act amended the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of The First are permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as The First. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Section 404 of the Sarbanes-Oxley Act, and regulations adopted by the SEC require the Company to include in its Annual Report, a report stating management’s responsibility to establish and maintain adequate internal controls over financial reporting and management’s conclusion on the effectiveness of the internal controls at year end. Additionally, the Company’s independent registered public accounting firm is required to attest to and report on management’s evaluation of internal control over financial reporting.

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

Recent Legislative and Regulatory Initiatives

Mortgage Rules. During 2013, the CFPB finalized a series of rules related to the extension of residential mortgage loans made by banks. Among these rules, are requirements that a bank make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, a requirement that certain mortgage loans contain escrow payments, new appraisal requirements and specific rules regarding how loan originators may be compensated. The implementation of these new rules began in January 2014.

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, the OCC, the SEC, and the CFTC issued the “Prohibitions And Restrictions On Proprietary Trading And Certain Interests In, And Relationships With, Hedge Funds And Private Equity Funds,” commonly referred to as the Volcker Rule, which regulates and restricts investments which may be made by banks. The Volcker Rule was adopted to implement a portion of the Dodd-Frank Act and new Section 13 of the Bank Holding Company which prohibits any banking entity from engaging in proprietary trading or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund (“covered funds”), subject to certain exemptions.

Basel III. On July 2, 2013, the Company’s primary federal regulators—the Federal Reserve Board and the OCC – adopted final rules implementing the Basel III framework which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. These final rules are based on the international capital accords of the Basel Committee on Banking Supervision (Basel Committee).

The new rules address both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as address risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Such instruments issued prior to May 19, 2010, currently included in Tier 1 capital are grandfathered in, so long as they are limited to 25 percent of the institution’s Tier 1 capital elements. The final rules impose several new minimum capital ratios, including a common equity to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 8%, and a capital conservation buffer of 2.5% added to the common equity Tier 1 capital, the Tier 1 capital and the total capital ratios. Each of the minimum capital ratios take effect in 2015, with the capital conservation buffer set to be phased in the beginning of 2016 and implemented in full by 2019.

Under the final rules, the treatment of residential mortgage exposures remains unchanged from current practice. First-lien, one-to-four family residential mortgage exposures that are not past due, non-accrual, or restructured will generally receive a 50 percent risk weight. All other residential mortgages receive a 100 percent risk weight. Under the final rules however, some banks are given a one-time “opt out” in which they may elect to filter certain volatile accumulated other comprehensive income (AOCI) components from inclusion in regulatory capital. The AOCI opt-out election must be made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. Lastly, under the final rules, banks with less than $15 billion in total consolidated assets as of December 31, 2009, or organized in mutual form as of May 19, 2010, are exempt from the requirement that they phase out TruPS and cumulative perpetual preferred stock from Tier 1 capital.

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

We may be vulnerable to certain sectors of the economy

A portion of the loan portfolio is secured by real estate. If the economy deteriorates and real estate values depress beyond a certain point, the collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

Difficult market conditions may adversely affect the industry in which we operate

In the past, the capital and credit markets have experienced volatility and disruption, which caused volatility and disruption to reach unprecedented levels. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. Due to concerns about the stability of the financial markets generally and the strength of counterparties, many lenders were forced to reduce or cease providing funding to borrowers, including to other financial institutions. That market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity generally. Although, the capital and credit markets have improved over the last several years, a worsening of these conditions would likely re-aggravate the adverse effects of those difficult market conditions on us and others in the financial institution industry. Also, a new economic downturn would exacerbate our exposure to credit risk, particularly in our real estate markets, as lower home prices and increased foreclosures would likely result in higher charge-offs and delinquencies.

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations

A sudden or severe downturn in the economy in the geographic markets we serve in the state of Mississippi, Alabama, or Louisiana may affect the ability of our customers to meet loan payments obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of our market areas could negatively impact the financial results of the Company’s banking operations and its profitability.

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

At present the Company’s one-year interest rate sensitivity position is slightly liability sensitive, but a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

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

The Company recently executed a Merger Agreement to purchase BCB Holding Company, Inc. of Mobile, Alabama

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc. an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First. Subject to the terms and conditions of the Agreement, which has been approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights, will receive (i) for the BCB common stock that was outstanding prior to August 1, 2013, (x) $3.60 per share which may be received in cash or Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in FBMS common stock and (y) one non-transferable contingent value right (“CVR”) and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company Board of Directors. FBMS will also either assume or redeem in full a note payable by BCB to Alostar Bank as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration to be paid in connection with the acquisition will range between approximately $6,239,890.25 and $6,611,762.25 depending upon the payout of the CVR as well as the price of Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price.

Concurrently, the Company and BCB will enter into an agreement and plan of merger pursuant to which BCB’s wholly owned subsidiary, Bay Bank, will be merged with and into the The First.

The Agreement contains customary representations and warranties from both the Company and BCB and each have agreed to customary covenants, including, among others, covenants relating to (1) the conduct of BCB’s businesses during the interim period between the execution of the Agreement and the completion of the Merger, (2) cooperation with respect to the filing of regulatory approval applications by the Company, The First, BCB and Bay Bank regarding the Merger, the Bank Merger and the transactions contemplated thereby. BCB has also agreed, subject to certain exceptions, not to (a) solicit proposals relating to alternative business combination transactions or (b) enter into any discussions, or enter into any agreement, concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Completion of the Merger is subject to certain customary conditions, including, among others, (1) receipt of all required regulatory approvals, (2) the accuracy of the representations and warranties of the other party, and (3) performance in all material respects by the other party of its obligations under the Agreement.

If for any reason the Merger or the Bank Merger is not approved or consummated, or if the Merger or Bank Merger is consummated, but the implementation of the businesses of BCB and Bay Bank does not transition as expected, the results of operations of the Company and The First may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. The Company operates 23 full service banking and financial services offices and one motor bank facility as well as one loan production office. The Company maintains leases on the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, and the Fairhope Branch, as well as on the Bay Minette LPO. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

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

Market Information

The Company’s common stock trades on the NASDAQ Global Market under the ticker symbol “FBMS”. The following table sets forth the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

			Cash
	High	Low	Dividends
	Sale	Sale	Paid
2013
4th quarter	$16.60	$13.02	$0.0375
3rd quarter	14.96	11.55	0.0375
2nd quarter	15.40	11.50	0.0375
1st quarter	12.49	9.55	0.0375

2012
4th quarter	$10.96	$9.13	$0.0375
3rd quarter	10.52	8.99	0.0375
2nd quarter	9.25	8.54	0.0375
1st quarter	11.02	7.10	0.0375

There were 1,146 registered shareholders and approximately 374 beneficial holders of the Company’s common stock at March 20, 2014 and 5,149,280 shares outstanding. On March 20, 2014, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Market was $14.13 and $14.13, respectively.

The principal sources of funds to the Company to pay dividends are the dividends received from The First, National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon the Bank’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by The First Bancshares, Inc. regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years.

Stock Performance Graph

The following performance graph and related information are neither “soliciting material” nor “filed’ with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference to such filing.

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31. 2008 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the NASDAQ Composite-Total Returns Index and the common stocks of the NASDAQ OMX Banks Index. The NASDAQ OMX Banks Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Legend

Symbol	Total Returns Index For:	2008	2009	2010	2011	2012	2013

◆	First Bancshares, Inc.	100.00	77.65	95.77	87.46	109.98	165.78

¾	NASDAQ Composite-Total Returns	100.00	145.34	171.70	170.34	200.57	281.14

▲	NASDAQ OMX Banks Index	100.00	83.70	95.54	85.51	101.50	143.84

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	he index level for all series was set to $100.0 on 12/31/2008.

ITEM 6.	SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 29 through 72 of the Company's Annual Report to Shareholders for the year ended December 31, 2013 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2013 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2013, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2013.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 31, 2014	March 31, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

As a TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11.	EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans Approved by security holders	141,651[1]	-0-	173,349
Equity compensation plans Not approved by security holders	-0-	-0-	-0-
Total	141,651	-0-	173,349

[1]As of December 31, 2013, a total of 141,651 restricted stock awards have been granted under the Company’s 2007 Stock Incentive Plan (“2007 Plan”). A total of 173,349 shares remained available for issuance as awards under the 2007 Plan. The restricted stock awards are issuable subject to vesting requirements. No other awards have been made under the 2007 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 22, 2014, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished (or incorporated by reference):

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (incorporated by reference to Exhibit 3.1 filed with Form 8-K with the Commission on October 4, 2010).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1	Purchase Letter Agreement dated February 6, 2009 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CPP Preferred Stock.

10.2	Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the CDCI Preferred Stock.

10.5	Employment Agreement dated May 31, 2011, between The First, A National Banking Association and M. Ray Cole, Jr.

10.6	First Bancshares, Inc. 1997 Stock Option Plan as of March 18, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996, File No. 33-94288).

10.7	Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and David Johnson (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-102908 on Form S-2).

10.8	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

13	The Company's 2013 Annual Report

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 31, 2014	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 31, 2014
/s/ Charles R. Lightsey	Director	March 31, 2014
/s/ Fred McMurry	Director	March 31, 2014
/s/ Gregory Mitchell	Director	March 31, 2014
/s/ Ted E. Parker	Director	March 31, 2014
/s/ J. Douglas Seidenburg	Director	March 31, 2014
/s/ A. L. Smith	Director	March 31, 2014
/s/ Andrew D. Stetelman	Director	March 31, 2014
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 31, 2014
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 31, 2014

