Form 10-Q
period 2014-03-31
FIRST BANCSHARES INC /MS/
filed 2014-05-09
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014
——————
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:    33-94288
———————
THE FIRST BANCSHARES, INC.
————————————
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

ON March 31, 2014, 5,149,280 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐	NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):
YES ☐	NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$28,514	$24,080
Interest-bearing deposits with banks	31,203	14,205
Federal funds sold	22,261	967

Total cash and cash equivalents	81,978	39,252

Securities held-to-maturity, at amortized cost	8,429	8,438
Securities available-for-sale, at fair value	236,460	244,051
Other securities	6,148	5,534

Total securities	251,037	258,023

Loans held for sale	2,586	3,680
Loans	590,947	579,623
Allowance for loan losses	(5,811)	(5,728)

Loans, net	587,722	577,575

Premises and equipment	31,416	32,072
Interest receivable	3,431	3,292
Cash surrender value of life insurance	9,182	6,593
Goodwill	10,621	10,621
Other assets	7,959	8,992
Other real estate owned	5,221	4,470

TOTAL ASSETS	$988,567	$940,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$179,334	$173,794
Interest-bearing	684,247	606,177

TOTAL DEPOSITS	863,581	779,971

Interest payable	351	400
Borrowed funds	15,000	52,000
Subordinated debentures	10,310	10,310
Other liabilities	11,829	13,101

TOTAL LIABILITIES	901,071	855,782

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	17,123	17,103
Common stock, par value $1 per share, 10,000,000 shares authorized; 5,175,774 shares issued at March 31, 2014 and 5,122,941 at December 31, 2013, respectively	5,176	5,123
Additional paid-in capital	42,107	42,086
Retained earnings	23,637	22,509
Accumulated other comprehensive income (loss)	(83)	(1,249)
Treasury stock, at cost, 26,494 shares at March 31, 2014 and at December 31, 2013	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	87,496	85,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$988,567	$940,890

2

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,

	2014		2013

INTEREST INCOME:
Interest and fees on loans		$7,004		$5,231
Interest and dividends on securities:
Taxable interest and dividends		903		903
Tax exempt interest		529		504
Interest on federal funds sold		11		12

TOTAL INTEREST INCOME		8,447		6,650

INTEREST EXPENSE:
Interest on deposits		466		618
Interest on borrowed funds		157		141

TOTAL INTEREST EXPENSE		623		759

NET INTEREST INCOME		7,824		5,891

PROVISION FOR LOAN LOSSES		358		311

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES		7,466		5,580

OTHER INCOME:
Service charges on deposit accounts		984		844
Other service charges and fees		688		1,086
TOTAL OTHER INCOME		1,672		1,930

OTHER EXPENSES:
Salaries and employee benefits		4,097		3,183
Occupancy and equipment		1,220		956
Other		1,910		1,840

TOTAL OTHER EXPENSES		7,227		5,979

INCOME BEFORE INCOME TAXES		1,911		1,531

INCOME TAXES		484		306

NET INCOME		1,427		1,225

PREFERRED STOCK ACCRETION AND DIVIDENDS		106		106

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$1,321		$1,119

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$	..26	$	..36
DILUTED		..25		..35
DIVIDENDS PER SHARE – COMMON		..0375		..0375

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013

Net income per consolidated statements of income	$1,427	$1,225
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	1,749	105
Unrealized holding gains on loans held for sale	45	20
Income tax expense	(628)	(43)
Other Comprehensive Income	1,166	82

Comprehensive Income	$2,593	$1,307

THE FIRST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

($ in thousands)
						Accumulated
						Other
				Additional		Compre-
	Common	Preferred	Stock	Paid-in	Retained	hensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	1,225	-	-	1,225
Other comprehensive income	-	-	-	-	-	82	-	82
Accretion and dividends on preferred Stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $0.0375 per Share	-	-	-	-	(116)	-	-	(116)
Issuance of 1,951,220 preferred Shares	-	20,000	-	-	-	-	-	20,000
Restricted stock grant	35	-	-	(35)	-	-	-	-
Compensation expense	-	-	-	77	-	-	-	77
Balance, March 31, 2013	$3,169	$37,041	$284	$23,469	$20,954	$2,615	$(464)	$87,068

Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	1,427	-	-	1,427
Other comprehensive income	-	-	-	-	-	1,166	-	1,166
Accretion and dividends on preferred Stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $0.0375 per share	-	-	-	-	(193)	-	-	(193)
Repurchase of restricted stock for payment of taxes	(4)	-	-	(60)	-	-	-	(64)
Restricted stock grant	57	-	-	(57)	-	-	-	-
Compensation expense	-	-	-	138	-	-	-	138
Balance, March 31, 2014	$5,176	$17,123	$284	$41,823	$23,637	$(83)	$(464)	$87,496

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,427	$1,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	523	421
Provision for loan losses	358	311
Loss on sale/writedown of ORE	149	10
Restricted stock expense	138	77
Increase in cash value of life insurance	(39)	(41)
Federal Home Loan Bank stock dividends	-	(1)
Changes in:
Interest receivable	(139)	(49)
Loans held for sale, net	1,140	1,889
Interest payable	(49)	(14)
Other, net	(48)	1,805
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,460	5,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and calls of securities available-for-sale	9,615	18,278
Purchases of securities available-for-sale and held-to-maturity	(1,008)	(16,135)
Net redemptions (purchases) of other securities	(614)	382
Net increase in loans	(12,898)	(13,719)
Purchase of bank owned life insurance	(2,550)	-
Net (increase) decrease in premises and equipment	279	(306)
NET CASH USED IN INVESTING ACTIVITIES	(7,176)	(11,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	83,781	66,652
Net decrease in borrowed funds	(37,000)	(20,011)
Dividends paid on common stock	(189)	(113)
Dividends paid on preferred stock	(86)	(86)
Repurchase of restricted stock for payment of taxes	(64)	-
Issuance of 1,951,220 common shares, net	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,442	66,442

NET INCREASE IN CASH	42,726	60,575
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,252	30,877
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,978	$91,452

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	672	773
CASH PAYMENTS FOR INCOME TAXES	275	189
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,297	96
ISSUANCE OF RESTRICTED STOCK GRANTS	57	35

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At March 31, 2014,  the Company had approximately $988.6 million in assets, $587.7 million in net loans, $863.6 million in deposits, and $87.5 million in stockholders' equity.  For the three months ended March 31, 2014, the Company reported net income of $1.4 million ($1.3 million applicable to common stockholders).

In the first quarter of 2014, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

BCB Holding Company, Inc.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc. an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama.  The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First, A National Banking Association (“Bank Merger”).  Subject to the terms and conditions of the Agreement, which has been approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights, will receive (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share which may be received in cash or the Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in the Company common stock and one non-transferable contingent value right (“CVR”)  of the CVR Consideration, and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash.  Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction.    Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors.  The Company will also either assume or redeem in full a note payable by BCB to Alostar Bank as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program.  The total consideration to be paid in connection with the acquisition will range between approximately $6.2 million and $6.6 million depending upon the payout of the CVR as well as the price of the Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price.

The transaction is expected to close in the second quarter of 2014.

Concurrently, the Company and BCB will enter into an agreement and plan of merger pursuant to which BCB’s wholly-owned subsidiary, Bay Bank, will be merged with and into the Company’s wholly-owned subsidiary, the Bank.

First Baldwin Bancshares, Inc.

The Company entered into an Acquisition Agreement dated January 31, 2013, as amended (the “Agreement”) with First Baldwin Bancshares, Inc., an Alabama corporation (“Baldwin”). The Agreement provided that, based upon the terms and subject to the conditions set forth in the Agreement, the Company would acquire all of the outstanding shares (the “Acquisition”) of Baldwin’s wholly-owned subsidiary, First National Bank of Baldwin County, A National Banking Association (“FNB”). Subject to the terms and conditions of the Agreement, as amended, which was approved by both the Company’s Board of Directors and the Board of Directors of Baldwin, on February 21, 2013, Baldwin filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Alabama (“Bankruptcy Court”) and sought Bankruptcy Court approval of the Agreement and the Acquisition through a Chapter 11 plan. Upon approval by the Bankruptcy Court and consummation of the Acquisition, all outstanding FNB common stock was sold to the Company for cash consideration of $3,300,000 (the “Purchase Price”). Each outstanding share of FNB common stock remains outstanding and was unaffected by the Acquisition.

As of the closing on April 30, 2013, FNB became a wholly-owned subsidiary of the Company and subsequently was merged with and into the Bank.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2014, are as follows (dollars in thousands):

Outstanding principal balance	$103,618
Carrying amount	$103,418

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

The Letter Agreement, pursuant to which the Preferred Shares were exchanged, contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2011, 2012, and 2013) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company.

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

The Company used the net proceeds from the private placement to increase its equity capital and for general corporate purposes, which includes, among other things, support for organic and acquisition-based growth.  The private placement was exempt from Securities and Exchange Commission registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Upon conversion of the Convertible Preferred Stock, the Company issued 1,951,220 shares of common stock.  On March 31, 2014, the Company had 5,149,280 shares of common stock outstanding, excluding treasury shares.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	March 31, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,321,000	5,140,500	$	..26

Effect of dilutive shares:
Restricted stock grants		49,429

Diluted per share	$1,321,000	5,189,929	$	..25

	For the Three Months Ended
	March 31, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,119,000	3,117,480	$	..36

Effect of dilutive shares:
Restricted stock grants		39,360

Diluted per share	$1,119,000	3,156,840	$	..35

The Company granted 57,327 shares of restricted stock in the first quarter of 2014, 35,133 shares of restricted stock in the first quarter of 2013, and 15,500 shares of restricted stock in the third quarter of 2013.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$25,381	$-	$25,381	$-
Municipal securities	106,228	-	106,228	-
Mortgage-backed securities	76,973	-	76,973	-
Corporate obligations	26,908	-	23,980	2,928
Other	970	970	-	-
Total	$236,460	$970	$232,562	$2,928

December 31, 2013

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$29,962	$-	$29,962	$-
Municipal securities	108,078	-	108,078	-
Mortgage-backed securities	78,187	-	78,187	-
Corporate obligations	26,852	-	24,054	2,798
Other	972	972	-	-
Total	$244,051	$972	$240,281	$2,798

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
	Preferred
(Dollars in thousands)	Securities
	2014	2013
Balance, January 1	$2,798	$2,668
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain included in comprehensive income	130	130
Balance at March 31, 2014 and December 31, 2013	$2,928	$2,798

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

March 31, 2014	$2,928	Discounted cash flow	Probability of default	0 – 100%

December 31, 2013	2,798	Discounted cash flow	Probability of default	0 – 100%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2014, amounted to $5.2 million.  Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2014 and December 31, 2013.

($ in thousands)

March 31, 2014

Fair Value Measurements Using
Quoted Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,142	$-	$4,142	$-

Other real estate owned	5,221	-	5,221	-

December 31, 2013

Fair Value Measurements Using
Quoted Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,830	$-	$4,830	$-

Other real estate owned	4,470	-	4,470	-

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

Bank-Owned Life Insurance– The fair value of bank-owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

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

As of March 31, 2014			Fair Value Measurements
				Significant
				Other	Significant
		Estimated	Quoted	Observable	Unobservable
	Carrying	Fair	Prices	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$81,978	$81,978	$81,978	$-	$-
Securities available-for-sale	236,460	236,460	970	232,562	2,928
Securities held-to-maturity	8,429	9,774	-	9,774	-
Other securities	6,148	6,148	-	6,148	-
Loans, net	587,722	601,141	-	-	601,141
Bank-owned life insurance	9,182	9,182	-	9,182	-

Liabilities:
Noninterest-bearing deposits	$179,394	$179,334	$-	$179,334	$-
Interest-bearing deposits	684,247	683,631	-	683,631	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	15,000	15,000	-	15,000	-

As of December 31, 2013			Fair Value Measurements
				Significant
				Other	Significant
		Estimated	Quoted	Observable	Unobservable
	Carrying	Fair	Prices	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$39,252	$39,252	$39,252	$-	$-
Securities available-for-sale	244,051	244,051	972	240,281	2,798
Securities held-to-maturity	8,438	9,624	-	9,624	-
Other securities	5,534	5,534	-	5,534	-
Loans, net	577,575	590,866	-	-	590,866
Bank-owned life insurance	6,593	6,593	-	6,593	-

Liabilities:
Noninterest-bearing deposits	$173,794	$173,794	$-	$173,794	$-
Interest-bearing deposits	606,177	605,737	-	605,737	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	52,000	52,000	-	52,000	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets.  At March 31, 2014 and December 31, 2013, average loans accounted for 67.7% and 67.1% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage loans held for sale	$2,586	0.4%	$3,680	0.6%
Commercial, financial and agricultural	84,898	14.3	81,792	14.0
Real Estate:
Mortgage-commercial	198,984	33.5	202,343	34.7
Mortgage-residential	218,901	36.9	212,388	36.4
Construction	73,523	12.4	67,287	11.5
Consumer and other	14,641	2.5	15,813	2.8
Total loans	593,533	100%	583,303	100%
Allowance for loan losses	(5,811)		(5,728)
Net loans	$587,722		$577,575

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

Three Months
Ended
March 31, 2014

Balance at beginning of period	$5,728
Loans charged-off:
Real Estate	300
Installment and Other	43
Commercial, Financial and Agriculture	-
Total	(343)
Recoveries on loans previously charged-off:
Real Estate	43
Installment and Other	21
Commercial, Financial and Agriculture	4
Total	68
Net charge-offs	(275)
Provision for Loan Losses	358
Balance at end of period	$5,811

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2014 and December 31, 2013.

Allocation of the Allowance for Loan Losses

	March 31, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$548	14.2%
Commercial Real Estate	3,308	56.5
Consumer Real Estate	1,778	25.6
Consumer	175	3.7
Unallocated	2	-
Total	$5,811	100%

	December 31, 2013
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$582	14.0%
Commercial Real Estate	3,384	57.2
Consumer Real Estate	1,427	25.4
Consumer	173	3.4
Unallocated	162	-
Total	$5,728	100%

The following table represents the Company’s impaired loans at March 31, 2014, and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$605	$759
Impaired loans with a valuation allowance	3,537	4,071
Total impaired loans	$4,142	$4,830
Allowance for loan losses on impaired loans at period end	1,025	849

Total nonaccrual loans	2,267	3,181

Past due 90 days or more and still accruing	443	159
Average investment in impaired loans	4,486	4,007

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

Three Months Ended March 31, 2014

Average of individually impaired loans during period	$4,486
Interest income recognized during impairment	-
Cash-basis interest income recognized	40

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2014, was $33,000. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2014 and December 31,2013.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2014 and December 31, 2013. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2014

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$3,778	$47	$317	$4,142
Collectively evaluated	481,203	21,830	83,772	586,805
Total	$484,981	$21,877	$84,089	$590,947

Allowance for Loan Losses
Individually evaluated	$983	$33	$9	$1,025
Collectively evaluated	4,103	144	539	4,786
Total	$5,086	$177	$548	$5,811

December 31, 2013

			Commercial,
		Installment	Financial
	Real	and	and
	Estate	Other	Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,709	$39	$82	$4,830
Collectively evaluated	473,832	19,725	81,236	574,793
Total	$478,541	$19,764	$81,318	$579,623

Allowance for Loan Losses
Individually evaluated	$804	$35	$10	$849
Collectively evaluated	4,007	300	572	4,879
Total	$4,811	$335	$582	$5,728

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2014 and December 31, 2013. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2014, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2014

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$242	$242	$-	$123	$5
Commercial real estate	312	370	-	332	1
Consumer real estate	41	41	-	220	4
Consumer installment	10	10	-	7	1
Total	$605	$663	$-	$682	$11

Impaired loans with a related allowance:
Commercial installment	$76	$76	$9	$77	$1
Commercial real estate	1,896	1,966	303	2,291	28
Consumer real estate	1,529	1,529	680	1,400	-
Consumer installment	36	36	33	36	-
Total	$3,537	$3,607	$1,025	$3,804	$29

Total Impaired Loans:
Commercial installment	$318	$318	$9	$200	$6
Commercial real estate	2,208	2,336	303	2,623	29
Consumer real estate	1,570	1,570	680	1,620	4
Consumer installment	46	46	33	43	1
Total Impaired Loans	$4,142	$4,270	$1,025	$4,486	$40

December 31, 2013

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)

Impaired loans with
no related allowance:
Commercial installment	$3	$3	$-	$45	$-
Commercial real estate	353	353	-	1,035	8
Consumer real estate	341	399	-	262	9
Consumer installment	4	4	-	5	-
Total	$701	$759	$-	$1,347	$17

Impaired loans with
a related allowance:
Commercial installment	$79	$79	$10	$42	$6
Commercial real estate	2,685	2,685	400	2,147	100
Consumer real estate	1,202	1,272	404	1,019	21
Consumer installment	35	35	35	36	4
Total	$4,001	$4,071	$849	$3,244	$131

Total Impaired Loans:
Commercial installment	$82	$82	$10	$87	$6
Commercial real estate	3,038	3,038	400	3,182	108
Consumer real estate	1,543	1,671	404	1,281	30
Consumer installment	39	39	35	41	4
Total Impaired Loans	$4,702	$4,830	$849	$4,591	$148

The following tables provide additional detail of troubled debt restructurings at March 31, 2014.

For the Three Months Ending March 31, 2014

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$239	$239	1	$5
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$239	$239	1	$5

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $.2 million. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $0. All loans were performing as agreed with modified terms.

During the three month period ending March 31, 2014, there was 1 loan modified as TDR, and is considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2014
	(In thousands)
		Past Due		Total
		90 Days		Past Due
	Past Due	or More		and
	30 to 89	and Still	Non-	Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$684	$37	$19	$740	$73,523
Real Estate-mortgage	2,821	406	1,733	4,960	218,901
Real Estate-non farm non residential	851	-	497	1,348	198,984
Commercial	14	-	8	22	84,898
Consumer	48	-	10	58	14,641
Total	$4,418	$443	$2,267	$7,128	$590,947

	December 31, 2013
	(In thousands)
		Past Due
		90 Days		Total
	Past Due	or More		Past Due
	30 to 89	and Still	Non-	and Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$478	$-	$212	$690	$67,287
Real Estate-mortgage	4,696	143	2,453	7,292	202,343
Real Estate-non farm non residential	252	-	507	759	212,388
Commercial	12	-	9	21	81,792
Consumer	115	16	-	131	15,813
Total	$5,553	$159	$3,181	$8,893	$579,623

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

($ in thousands)
March 31, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$322,113	$149,263	$21,809	$83,484	$576,669
Special Mention	1,358	31	-	411	1,800
Substandard	10,746	1,776	68	216	12,806
Doubtful	-	-	-	-	-
Subtotal	334,217	151,070	21,877	84,111	591,275
Less:
Unearned discount	208	98	-	22	328
Loans, net of unearned discount	$334,009	$150,972	$21,877	$84,089	$590,947

December 31, 2013

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$316,573	$145,787	$19,725	$80,087	$562,172
Special Mention	4,084	32	-	1,033	5,149
Substandard	10,972	1,426	39	225	12,662
Doubtful	-	-	-	-	-
Subtotal	331,629	147,245	19,764	81,345	579,983
Less:
Unearned discount	236	97	-	27	360
Loans, net of unearned discount	$331,393	$147,148	$19,764	$81,318	$579,623

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2014, follows:
($ in thousands)
	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Obligations of U.S. Government Agencies	$25,380	$97	$96	$25,381
Tax-exempt and taxable obligations of states and municipal subdivisions	104,882	2,312	966	106,228
Mortgage-backed securities	77,111	872	1,010	76,973
Corporate obligations	27,934	224	1,250	26,908
Other	1,255	-	285	970
Total	$236,562	$3,505	$3,607	$236,460
Held-to-maturity securities:
Mortgage-backed securities	$2,429	$-	$57	$2,372
Taxable obligations of states and municipal subdivisions	6,000	1,402	-	7,402
Total	$8,429	$1,402	$57	$9,774

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

Impairment is measured on a loan by loan basis, and a specific allowance is assigned to each loan determined to be impaired. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if, in the Company’s opinion, the ultimate source of repayment will be generated from the liquidation of collateral.

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

NOTE K – RECLASSIFICATION

Certain amounts in the 2013 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company. The First reported total assets of $987.7 million at March 31, 2014, compared to $941.0 million at December 31, 2013. Loans increased $10.2 million, or 1.8%, during the first three months of 2014. Deposits at March 31, 2014, totaled $863.6 million compared to $780 million at December 31, 2013. For the three month period ended March 31, 2014, The First reported net income of $1.6 million compared to $1.6 million for the three months ended March 31, 2013.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2014, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2014, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,418
Past due 90 days or more and still accruing	443

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2.3 million at March 31, 2014, a decrease of $.9 million from December 31, 2013. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.2 million at March 31, 2014. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2014, the Bank had $2.4 million in loans that were modified as troubled debt restructurings, of which $1.7 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $82.0 million as of March 31,2014. In addition, loans and investment securities repricing or maturing within one year or less exceeded $209.6 million at March 31, 2014. Approximately $120.1 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled .7 million at March 31, 2014.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2014, was $87.5 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2014, were as follows:

Tier 1 leverage	8.84%
Tier 1 risk-based	12.57%
Total risk-based	13.44%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $1,427,000 for the three months ended March 31, 2014, compared with consolidated net income of $1,225,000 for the same period last year.

Net interest income increased to $7.8 million from $5.9 million for the three months ended March 31, 2014, or an increase of 32.8% as compared to the same period in 2013. Average earning assets through March 31, 2014, increased $208.3 million, or 31.5% and average interest-bearing liabilities also increased $143.4 million or 25.7% when compared to March 31, 2013.

Noninterest income for the three months ended March 31, 2014, was $1,672,000 compared to $1,930,000 for the same period in 2013, reflecting a decrease of $258,000 or 13.4%. The decrease for the quarter ended March 31, 2014, as compared to the first quarter of 2013 is attributed to an award in the amount of $415,000 granted to our Company in the first quarter of 2013 by the CDFI.

The provision for loan losses was $358,000 for the three months ended March 31, 2014, compared with $311,000 for the same period in 2013. The allowance for loan losses of $5.8 million at March 31, 2014 (approximately .98% of total loans and 1.20% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1,248,000 or 20.9% for the three months ended March 31, 2014, when compared with the same period in 2013.  This increase is primarily related to increases in operating costs as well as acquisition costs associated with the acquisition of First National Bank of Baldwin County. One-time acquisition costs, mainly related to Bay Bank, expensed during the first quarter of 2014 amounted to $91,000 and one-time acquisition costs, related to Baldwin County, expensed during the first quarter of 2013 amounted to $341,000.

Net non-interest expense related to non-recurring items amounted to $91,000 during the first quarter of 2014 compared to net non-interest income of $74,000 during the first quarter of 2013, reflecting a total difference of $165,000 between the first quarters.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of March 31, 2014, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”, which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu or foreclosure in order to satisfy the loan.  Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell).  In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The additional disclosure requirements are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented.  The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s financial statements or results of operations.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2013. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2014.

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

Not Applicable

ITEM 6. EXHIBITS

(a)      Exhibits

Exhibit No.
_________

2.1
Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on  3-7-2014)

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

33

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

(b)	The Company filed three reports on Form 8-K during the quarter ended March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
May 9, 2014		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
May 9, 2014		DeeDee Lowery, Executive
(Date)		Vice President and Chief
Financial Officer

35