Form 10-Q
period 2014-06-30
FIRST BANCSHARES INC /MS/
filed 2014-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014

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

ON June 30, 2014, 5,153,793 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐  NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES ☐  NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$25,677	$24,080
Interest-bearing deposits with banks	27,289	14,205
Federal funds sold	2,477	967

Total cash and cash equivalents	55,443	39,252

Securities held-to-maturity, at amortized cost	8,421	8,438
Securities available-for-sale, at fair value	263,653	244,051
Other securities	4,025	5,534

Total securities	276,099	258,023

Loans held for sale	3,220	3,680
Loans	606,812	579,623
Allowance for loan losses	(5,999)	(5,728)

Loans, net	604,033	577,575

Premises and equipment	31,339	32,072
Interest receivable	3,374	3,292
Cash surrender value of life insurance	14,251	6,593
Goodwill	10,621	10,621
Other assets	9,254	8,992
Other real estate owned	4,875	4,470

TOTAL ASSETS	$1,009,289	$940,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$183,226	$173,794
Interest-bearing	700,646	606,177

TOTAL DEPOSITS	883,872	779,971

Interest payable	297	400
Borrowed funds	13,500	52,000
Subordinated debentures	10,310	10,310
Other liabilities	11,533	13,101

TOTAL LIABILITIES	919,512	855,782

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	17,123	17,103
Common stock, par value $1 per share, 10,000,000 shares authorized; 5,180,287 shares issued at June 30, 2014 and 5,122,941 at December 31, 2013, Respectively	5,180	5,123
Additional paid-in capital	42,239	42,086
Retained earnings	24,972	22,509
Accumulated other comprehensive income (loss)	727	(1,249)
Treasury stock, at cost, 26,494 shares at June 30, 2014 and at December 31, 2013	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	89,777	85,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,009,289	$940,890

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

INTEREST INCOME:
Interest and fees on loans	$7,091	$6,318	$14,095	$11,549
Interest and dividends on securities:
Taxable interest and dividends	956	740	1,859	1,643
Tax exempt interest	497	529	1,026	1,033
Interest on federal funds sold	30	22	41	34

TOTAL INTEREST INCOME	8,574	7,609	17,021	14,259

INTEREST EXPENSE:
Interest on deposits	584	666	1,050	1,284
Interest on borrowed funds	142	157	299	298

TOTAL INTEREST EXPENSE	726	823	1,349	1,582

NET INTEREST INCOME	7,848	6,786	15,672	12,677

PROVISION FOR LOAN LOSSES	277	349	635	660

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,571	6,437	15,037	12,017

OTHER INCOME:
Service charges on deposit accounts	1,053	1,010	2,037	1,854
Other service charges and fees	1,002	880	1,690	1,966
TOTAL OTHER INCOME	2,055	1,890	3,727	3,820

OTHER EXPENSES:
Salaries and employee benefits	4,260	3,729	8,357	6,912
Occupancy and equipment	1,242	1,104	2,462	2,060
Other	1,882	2,412	3,792	4,252

TOTAL OTHER EXPENSES	7,384	7,245	14,611	13,224

INCOME BEFORE INCOME TAXES	2,242	1,082	4,153	2,613

INCOME TAXES	629	270	1,113	576

NET INCOME	1,613	812	3,040	2,037

PREFERRED STOCK ACCRETION AND DIVIDENDS	86	106	192	212

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,527	$706	$2,848	$1,825

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.30	$.18	$.55	$.52
DILUTED	.29	.18	.55	.51
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.075	.075

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income per consolidated statements of income	$1,613	$812	$3,040	$2,037
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,144	(6,174)	2,893	(6,068)
Unrealized holding gains (losses) on loans held for sale	56	(123)	101	(105)
Income tax benefit (expense)	(390)	2,140	(1,018)	2,099
Other Comprehensive Income (Loss)	810	(4,157)	1,976	(4,074)

Comprehensive Income (Loss)	$2,423	$(3,345)	$5,016	$(2,037)

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	2,037	-	-	2,037
Other compre- hensive income(loss)	-	-	-	-	-	(4,074)	-	(4,074)
Accretion and dividends on preferred stock	-	41	-	-	(212)	-	-	(171)
Dividends on common stock, $.075 per share	-	-	-	-	(235)	-	-	(235)
Issuance of 1,951,220 common shares	1,951	-	-	18,049	(1,003)	-	-	18,997
Restricted stock grant	35	-	-	(35)	-	-	-	-
Compensation expense	-	-	-	177	-	-	-	177
Balance, June 30, 2013	$5,120	$17,062	$284	$41,618	$20,538	$(1,541)	$(464)	$82,617

Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	3,040	-	-	3,040
Other compre- hensive income	-	-	-	-	-	1,976	-	1,976
Accretion and dividends on preferred stock	-	20	-	-	(191)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(386)	-	-	(386)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(79)	-	-	-	(85)
Restricted stock grant	63	-	-	(63)	-	-	-	-
Compensation expense	-	-	-	295	-	-	-	295
Balance, June 30, 2014	$5,180	$17,123	$284	$41,955	$24,972	$727	$(464)	$89,777

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,040	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,096	1,038
Provision for loan losses	635	660
Loss on sale/writedown of ORE	195	122
Restricted stock expense	295	177
Increase in cash value of life insurance	(158)	(72)
Federal Home Loan Bank stock dividends	(2)	(2)
Changes in:
Interest receivable	(82)	(26)
Loans held for sale, net	566	3,584
Interest payable	(103)	(83)
Other, net	(1,505)	1,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,977	9,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in excess of cash paid for acquisition	-	43,150
Maturities and calls of securities available- for-sale	19,633	38,146
Purchases of securities available-for-sale and held-to-maturity	(37,452)	(73,521)
Net redemptions (purchases) of other securities	1,409	(208)
Net increase in loans	(28,912)	(24,662)
Purchase of bank owned life insurance	(7,500)	-
Net increase in premises and equipment	(17)	(432)
NET CASH USED IN INVESTING ACTIVITIES	(52,839)	(17,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	104,185	60,827
Net decrease in borrowed funds	(38,500)	(20,271)
Dividends paid on common stock	(376)	(226)
Dividends paid on preferred stock	(171)	(171)
Repurchase of restricted stock for payment of taxes	(85)	-
Issuance of 1,951,220 common shares, net	-	18,997

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,053	59,156

NET INCREASE IN CASH	16,191	50,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,252	30,877
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,443	$81,841

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	926	$1,324
CASH PAYMENTS FOR INCOME TAXES	275	980
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,354	1,437
ISSUANCE OF RESTRICTED STOCK GRANTS	63	35

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At June 30, 2014, the Company had approximately $1.0 billion in assets, $604.0 million in net loans, $883.9 million in deposits, and $89.8 million in stockholders' equity. For the six months ended June 30, 2014, the Company reported net income of $3.0 million ($2.8 million applicable to common stockholders).

In the first quarter and second quarter of 2014, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

BCB Holding Company, Inc.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc., an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First, A National Banking Association (“Bank Merger”). Subject to the terms and conditions of the Agreement, which has been approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights, will receive (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share which may be received in cash or the Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in the Company common stock and one non-transferable contingent value right (“CVR”) of the CVR Consideration, and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors. The Company will also either assume or redeem in full a note payable by BCB to Alostar Bank, as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration to be paid in connection with the acquisition will range between approximately $6.2 million and $6.6 million depending upon the payout of the CVR, as well as the price of the Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price.

The transaction closed on July 1, 2014. Accounting for the business combination and the determination of historical information have not been completed, but will be included in the September 30, 2014 Form 10Q.

Concurrently, the Company and BCB entered into an agreement and plan of merger pursuant to which BCB’s wholly-owned subsidiary, Bay Bank, was merged with and into the Company’s wholly-owned subsidiary, the Bank.

NOTE D – PREFERRED STOCK AND WARRANT

Pursuant to the terms of the letter agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company issued 17,123 CDCI Preferred Shares.

The Letter Agreement contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2011, 2012, and 2013) and on the Company’s ability to repurchase its common stock, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company. The CDCI Preferred Shares entitle the holder to an annual dividend of 2% for 8 years of the liquidation value of the shares, payable quarterly in arrears.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	June 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,527,000	5,152,784	$.30

Effect of dilutive shares:
Restricted stock grants		37,792

Diluted per share	$1,527,000	5,190,576	$.29

	For the Six Months Ended
	June 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,848,000	5,142,227	$.55

Effect of dilutive shares:
Restricted stock grants		37,792

Diluted per share	$2,848,000	5,180,019	$.55

	For the Three Months Ended
	June 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$706,000	3,955,243	$.18

Effect of dilutive shares:
Restricted stock grants		46,238

Diluted per share	$706,000	4,001,481	$.18

	For the Six Months Ended
	June 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,825,000	3,536,362	$.52

Effect of dilutive shares:
Restricted stock grants		46,238

Diluted per share	$1,825,000	3,582,600	$.51

The Company granted 6,000 shares of restricted stock in the second quarter of 2014, and 57,327 shares of restricted stock in the first quarter of 2014.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$36,701	$-	$36,701	$-
Municipal securities	109,451	-	109,451	-
Mortgage-backed securities	87,273	-	87,273	-
Corporate obligations	29,259	-	26,460	2,799
Other	969	969	-	-
Total	$263,653	$969	$259,885	$2,799

December 31, 2013

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$29,962	$-	$29,962	$-
Municipal securities	108,078	-	108,078	-
Mortgage-backed securities	78,187	-	78,187	-
Corporate obligations	26,852	-	24,054	2,798
Other	972	972	-	-
Total	$244,051	$972	$240,281	$2,798

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
	Preferred
(Dollars in thousands)	Securities
	2014	2013
Balance, January 1	$2,798	$2,668
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain included in comprehensive income	1	130
Balance at June 30, 2014 and December 31, 2013	$2,799	$2,798

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

June 30, 2014	$2,799	Discounted cash flow	Probability of default	0 – 100%

December 31, 2013	2,798	Discounted cash flow	Probability of default	0 – 100%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2014, amounted to $4.9 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2014 and December 31, 2013.

($ in thousands)

June 30, 2014

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,193	$-	$8,193	$-

Other real estate owned	4,875	-	4,875	-

December 31, 2013

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,830	$-	$4,830	$-

Other real estate owned	4,470	-	4,470	-

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

As of June 30, 2014			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$55,443	$55,443	$55,443	$-	$-
Securities available-for- sale	263,653	263,653	969	259,885	2,799
Securities held- to-maturity	8,421	9,813	-	9,813	-
Other securities	4,025	4,025	-	4,025	-
Loans, net	604,033	617,920	-	-	617,920
Bank-owned life insurance	14,251	14,251	-	14,251	-

Liabilities:
Noninterest- bearing deposits	$183,226	$183,226	$-	$183,226	$-
Interest-bearing deposits	700,646	699,953	-	699,953	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	13,500	13,500	-	13,500	-

As of December 31, 2013			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$39,252	$39,252	$39,252	$-	$-
Securities available-for- sale	244,051	244,051	972	240,281	2,798
Securities held- to-maturity	8,438	9,624	-	9,624	-
Other securities	5,534	5,534	-	5,534	-
Loans, net	577,575	590,866	-	-	590,866
Bank-owned life insurance	6,593	6,593	-	6,593	-

Liabilities:
Noninterest- bearing deposits	$173,794	$173,794	$-	$173,794	$-
Interest-bearing deposits	606,177	605,737	-	605,737	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	52,000	52,000	-	52,000	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At June 30, 2014 and December 31, 2013, average loans accounted for 65.2% and 67.1% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30, 2014		December 31, 2013
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Mortgage loans held for sale	$3,220	0.5%	$3,680	0.6%
Commercial, financial and agricultural	81,958	13.4	81,792	14.0
Real Estate:
Mortgage-commercial	204,101	33.5	202,343	34.7
Mortgage-residential	230,310	37.7	212,388	36.4
Construction	74,105	12.1	67,287	11.5
Consumer and other	16,338	2.8	15,813	2.8
Total loans	610,032	100%	583,303	100%
Allowance for loan losses	(5,999)		(5,728)
Net loans	$604,033		$577,575

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014

Balance at beginning of period	$5,811	$5,728
Loans charged-off:
Real Estate	(449)	(749)
Installment and Other	(16)	(59)
Commercial, Financial and Agriculture	(-)	(-)
Total	(465)	(808)
Recoveries on loans previously charged-off:
Real Estate	357	400
Installment and Other	15	36
Commercial, Financial and Agriculture	4	8
Total	376	444
Net recoveries	(89)	(364)
Provision for Loan Losses	277	635
Balance at end of period	$5,999	$5,999

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2014 and December 31, 2013.

Allocation of the Allowance for Loan Losses

	June 30, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$563	13.8%
Commercial Real Estate	3,669	57.0
Consumer Real Estate	1,525	25.6
Consumer	149	3.6
Unallocated	93	-
Total	$5,999	100%

	December 31, 2013
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$582	14.0%
Commercial Real Estate	3,384	57.2
Consumer Real Estate	1,427	25.4
Consumer	173	3.4
Unallocated	162	-
Total	$5,728	100%

The following table represents the Company’s impaired loans at June 30, 2014, and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$3,902	$701
Impaired loans with a valuation allowance	4,291	4,001
Total impaired loans	$8,193	$4,702
Allowance for loan losses on impaired loans at period end	772	849

Total nonaccrual loans	6,063	3,181

Past due 90 days or more and still accruing	447	159
Average investment in impaired loans	5,722	4,007

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Average of individually impaired loans during period	$6,168	$5,722
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	57	159

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six month ended June 30, 2014, was $64,000 and $97,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2014 and December 31, 2013.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2014 and December 31, 2013. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2014

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$7,836	$44	$313	$8,193
Collectively evaluated	493,426	21,891	83,302	598,619
Total	$501,262	$21,935	$83,615	$606,812

Allowance for Loan Losses
Individually evaluated	$750	$2	$20	$772
Collectively evaluated	4,444	240	543	5,227
Total	$5,194	$242	$563	$5,999

December 31, 2013

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,709	$39	$82	$4,830
Collectively evaluated	473,832	19,725	81,236	574,793
Total	$478,541	$19,764	$81,318	$579,623

Allowance for Loan Losses
Individually evaluated	$804	$35	$10	$849
Collectively evaluated	4,007	300	572	4,879
Total	$4,811	$335	$582	$5,728

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2014 and December 31, 2013. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2014, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2014

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$2	$2	$-	$122	$-
Commercial real estate	3,678	3,736	-	1,995	72
Consumer real estate	212	212	-	127	3
Consumer installment	10	10	-	10	-
Total	$3,902	$3,960	$-	$2,254	$75

Impaired loans with a related allowance:
Commercial installment	$311	$311	$20	$193	$11
Commercial real estate	2,367	2,437	341	2,132	60
Consumer real estate	1,579	1,579	409	1,554	12
Consumer installment	34	34	2	35	1
Total	$4,291	$4,361	$772	$3,914	$84

Total Impaired Loans:
Commercial installment	$313	$313	$20	$315	$11
Commercial real estate	6,045	6,173	341	4,127	132
Consumer real estate	1,791	1,791	409	1,681	15
Consumer installment	44	44	2	45	1
Total Impaired Loans	$8,193	$8,321	$772	$6,168	$159

December 31, 2013
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$3	$3	$-	$45	$-
Commercial real estate	353	353	-	1,035	8
Consumer real estate	341	399	-	262	9
Consumer installment	4	4	-	5	-
Total	$701	$759	$-	$1,347	$17

Impaired loans with a related allowance:
Commercial installment	$79	$79	$10	$42	$6
Commercial real estate	2,685	2,685	400	2,147	100
Consumer real estate	1,202	1,272	404	1,019	21
Consumer installment	35	35	35	36	4
Total	$4,001	$4,071	$849	$3,244	$131

Total Impaired Loans:
Commercial installment	$82	$82	$10	$87	$6
Commercial real estate	3,038	3,038	400	3,182	108
Consumer real estate	1,543	1,671	404	1,281	30
Consumer installment	39	39	35	41	4
Total Impaired Loans	$4,702	$4,830	$849	$4,591	$148

The following tables provide additional detail of troubled debt restructurings at June 30, 2014.

For the Three Months Ending June 30, 2014

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	325	325	1	3
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$325	$325	1	$3

For the Six Months Ending June 30, 2014

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$239	$239	1	$8
Commercial real estate	325	325	1	7
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$564	$564	2	$15

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.3 million. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $28,000. All loans were performing as agreed with modified terms.

During the three and six month period ending June 30, 2014, there were 2 loans modified as TDR, and are considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2014
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$235	$92	$3,030	$3,357	$74,105
Real Estate-mortgage	3,555	355	2,092	6,002	204,101
Real Estate-non farm non residential	172	-	924	1,096	230,310
Commercial	286	-	7	293	81,958
Consumer	74	-	10	84	16,338
Total	$4,322	$447	$6,063	$10,832	$606,812

	December 31, 2013
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$478	$-	$212	$690	$67,287
Real Estate-mortgage	4,696	143	2,453	7,292	202,343
Real Estate-non farm non residential	252	-	507	759	212,388
Commercial	12	-	9	21	81,792
Consumer	115	16	-	131	15,813
Total	$5,553	$159	$3,181	$8,893	$579,623

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)
June 30, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total
Pass	$333,981	$153,781	$21,870	$83,012	$592,644
Special Mention	371	116	-	399	886
Substandard	11,487	1,818	66	222	13,593
Doubtful	-	-	-	-	-
Subtotal	345,839	155,715	21,936	83,633	607,123
Less:
Unearned discount	196	96	-	19	311
Loans, net of Uunearned discount	$345,643	$155,619	$21,936	$83,614	$606,812

December 31, 2013

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$316,573	$145,787	$19,725	$80,087	$562,172
Special Mention	4,084	32	-	1,033	5,149
Substandard	10,972	1,426	39	225	12,662
Doubtful	-	-	-	-	-
Subtotal	331,629	147,245	19,764	81,345	579,983
Less:
Unearned discount	236	97	-	27	360
Loans, net of unearned discount	$331,393	$147,148	$19,764	$81,318	$579,623

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2014, follows:

($ in thousands)

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$36,666	$113	$78	$36,701
Tax-exempt and taxable obligations of states and municipal subdivisions	107,532	2,525	606	109,451
Mortgage-backed securities	86,850	1,122	699	87,273
Corporate obligations	30,282	288	1,311	29,259
Other	1,255	-	286	969
Total	$262,585	$4,048	$2,980	$263,653
Held-to-maturity securities:
Mortgage-backed securities	$2,421	$-	$10	$2,411
Taxable obligations of states and municipal subdivisions	6,000	1,402	-	7,402
Total	$8,421	$1,402	$10	$9,813

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

The First represents the primary asset of the Company. The First reported total assets of $1.0 billion at June 30, 2014, compared to $941.0 million at December 31, 2013. Loans increased $26.7 million, or 4.6%, during the first six months of 2014. Deposits at June 30, 2014, totaled $884.2 million compared to $780 million at December 31, 2013. For the six month period ended June 30, 2014, The First reported net income of $3.3 million compared to $2.8 million for the six months ended June 30, 2013.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2014, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2014, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,322
Past due 90 days or more and still accruing	447

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $6.1 million at June 30, 2014, an increase of $2.9 million from December 31, 2013. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.9 million at June 30, 2014. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2014, the Bank had $5.5 million in loans that were modified as troubled debt restructurings, of which $2.0 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $55.4 million as of June 30,2014. In addition, loans and investment securities repricing or maturing within one year or less exceeded $204.4 million at June 30, 2014. Approximately $124.5 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at June 30, 2014.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2014, was $89.8 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2014, were as follows:

Tier 1 leverage	8.54%
Tier 1 risk-based	12.50%
Total risk-based	13.38%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $1,613,000 for the three months ended June 30, 2014, compared with consolidated net income of $812,000 for the same period last year.

Net interest income increased to $7.8 million from $6.8 million for the three months ended June 30, 2014, or an increase of 15.6% as compared to the same period in 2013. Average earning assets through June 30, 2014, increased $137.3 million, or 18.1% and average interest-bearing liabilities also increased $79.2 million or 12.4% when compared to June 30, 2013.

Noninterest income for the three months ended June 30, 2014, was $2,055,000 compared to $1,890,000 for the same period in 2013, reflecting an increase of $165,000 or 8.7%. The increase for the quarter ended June 30, 2014, is attributed primarily to a gain of $254,000 from the sale of other investments.

The provision for loan losses was $277,000 for the three months ended June 30, 2014, compared with $349,000 for the same period in 2013. The allowance for loan losses of $6.0 million at June 30, 2014 (approximately .98% of total loans and 1.16% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $139,000 or 1.9% for the three months ended June 30, 2014, when compared with the same period in 2013. This increase is primarily related to increases in operating costs associated with the acquisition of First National Bank of Baldwin County, operating costs associated with expansion into Baton Rouge, LA, and acquisition costs associated with the acquisition of Bay Bank. One-time acquisition costs, mainly related to Bay Bank, expensed during the second quarter of 2014 amounted to $128,000 and one-time acquisition costs, related to Baldwin County, expensed during the second quarter of 2013 amounted to $447,000.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $3,040,000 for the six months ended June 30, 2014, compared with consolidated net income of $2,037,000 for the same period last year.

Net interest income increased to $15.7 million from $12.7 million for the six months ended June 30, 2014, or an increase of 23.6% as compared to the same period in 2013. This increase was primarily a result of increased loan volume.

Noninterest income for the six months ended June 30, 2014, was $3,727,000 compared to $3,820,000 for the same period in 2013, reflecting a decrease of $93,000 or 2.4%. Included in noninterest income is service charges on deposit accounts, which for the six months ended June 30, 2014, totaled $2,037,000 compared to $1,854,000 for the same period in 2013. An increase in fee income associated with higher loan and deposit volumes attributed to this income. The overall decrease for the six months is attributed to a one-time BEA award of $415,000 awarded in 2013 versus a one-time gain on sale of an investment of $254,000.

The provision for loan losses was $635,000 for the six months ended June 30, 2014, compared with $660,000 for the same period in 2013. The allowance for loan losses of $6.0 million at June 30, 2014 (approximately .98% of total loans and 1.16% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1.4 million or 10.5% for the six months ended June 30, 2014, when compared with the same period in 2013. This increase is primarily related to an increase in operating costs associated with the acquisition of First National Bank of Baldwin County, as well as an increase in salaries and employee benefits associated with the expansion into Baton Rouge, LA, as well as costs associated with the acquisition of Bay Bank.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of June 30, 2014, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), “Accounting for Investments in Qualified Affordable Housing Projects,” which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. ASU 2014-01 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is evaluating the possible effects of this guidance on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The ASU defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017, and early adoption is prohibited. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operation.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The FASB issued ASU 2014-11 to change the accounting for repurchase-to-maturity transactions and linked repurchase financials to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance is effective beginning on January 1, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial position or results of operation.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company's current accounting treatment of performance conditions for employees who are or become retirement eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation’s financial condition and results of operations. The Company expects to prospectively adopt ASU 2014-12 in the first quarter 2015.

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

(b)	The Company filed five reports on Form 8-K during the quarter ended June 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.

(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
August 14, 2014		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
Augsut 14, 2014		DeeDee Lowery, Executive
(Date)		Vice President and Chief Financial Officer

