Form 10-Q
period 2014-09-30
FIRST BANCSHARES INC /MS/
filed 2014-11-12
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

ON September 30, 2014, 5,311,876 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐ NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$33,111	$24,080
Interest-bearing deposits with banks	16,038	14,205
Federal funds sold	1,298	967

Total cash and cash equivalents	50,447	39,252

Securities held-to-maturity, at amortized cost	8,411	8,438
Securities available-for-sale, at fair value	262,651	244,051
Other securities	5,592	5,534

Total securities	276,654	258,023

Loans held for sale	3,769	3,680
Loans	667,533	579,623
Allowance for loan losses	(6,084)	(5,728)

Loans, net	665,218	577,575

Premises and equipment	35,079	32,072
Interest receivable	3,866	3,292
Cash surrender value of life insurance	14,359	6,593
Goodwill	12,029	10,621
Other assets	9,343	8,992
Other real estate owned	4,986	4,470

TOTAL ASSETS	$1,071,981	$940,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$195,957	$173,794
Interest-bearing	711,558	606,177

TOTAL DEPOSITS	907,515	779,971

Interest payable	297	400
Borrowed funds	49,456	52,000
Subordinated debentures	10,310	10,310
Other liabilities	10,811	13,101

TOTAL LIABILITIES	978,389	855,782

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	17,123	17,103
Common stock, par value $1 per share, 10,000,000 shares authorized; 5,338,370 shares issued at September 30, 2014 and 5,122,941 at December 31, 2013 Respectively	5,338	5,123
Additional paid-in capital	44,262	42,086
Retained earnings	26,219	22,509
Accumulated other comprehensive income (loss)	1,114	(1,249)
Treasury stock, at cost, 26,494 shares at September 30, 2014 and at December 31, 2013	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	93,592	85,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,981	$940,890

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

INTEREST INCOME:
Interest and fees on loans	$8,059	$7,216	$22,154	$18,765
Interest and dividends on securities:
Taxable interest and dividends	1,094	841	2,953	2,484
Tax exempt interest	529	555	1,555	1,588
Interest on federal funds sold	6	36	47	70

TOTAL INTEREST INCOME	9,688	8,648	26,709	22,907

INTEREST EXPENSE:
Interest on deposits	689	540	1,739	1,824
Interest on borrowed funds	144	150	443	448

TOTAL INTEREST EXPENSE	833	690	2,182	2,272

NET INTEREST INCOME	8,855	7,958	24,527	20,635

PROVISION FOR LOAN LOSSES	631	360	1,266	1,020

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,224	7,598	23,261	19,615

OTHER INCOME:
Service charges on deposit accounts	1,280	1,077	3,317	2,931
Other service charges and fees	741	515	2,431	2,481

TOTAL OTHER INCOME	2,021	1,592	5,748	5,412

OTHER EXPENSES:
Salaries and employee benefits	4,554	4,010	12,911	10,922
Occupancy and equipment	1,382	802	3,844	2,862
Other	2,135	2,818	5,927	7,070

TOTAL OTHER EXPENSES	8,071	7,630	22,682	20,854

INCOME BEFORE INCOME TAXES	2,174	1,560	6,327	4,173

INCOME TAXES	641	456	1,754	1,032

NET INCOME	1,533	1,104	4,573	3,141

PREFERRED STOCK ACCRETION AND DIVIDENDS	85	106	277	318

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,448	$998	$4,296	$2,823

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.27	$.20	$.83	$.70
DILUTED	.27	.19	.82	.69
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.1125	.1125

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income per consolidated statements of income	$1,533	$1,104	$4,573	$3,141
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	574	226	3,467	(5,844)
Unrealized holding gains on loans held for sale	18	153	119	50
Income tax benefit (expense)	(205)	(129)	(1,223)	1,970
Other Comprehensive Income (Loss)	387	250	2,363	(3,824)

Comprehensive Income (Loss)	$1,920	$1,354	$6,936	$(683)

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2013	$3,134	$17,021	$284	$23,427	$19,951	$2,533	$(464)	$65,886
Net income	-	-	-	-	3,141	-	-	3,141
Other comprehensive loss	-	-	-	-	-	(3,824)	-	(3,824)
Accretion and dividends on preferred stock	-	61	-	-	(318)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(427)	-	-	(427)
Issuance of 1,951,220 common shares	1,951	-	-	18,049	(1,042)	-	-	18,958
Restricted stock grant	49	-	-	(49)	-	-	-	-
Compensation expense	-	-	-	283	-	-	-	283
Balance, Sept. 30, 2013	$5,134	$17,082	$284	$41,710	$21,305	$(1,291)	$(464)	$83,760

Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	4,573	-	-	4,573
Other comprehensive income	-	-	-	-	-	2,363	-	2,363
Accretion and dividends on preferred stock	-	20	-	-	(277)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(586)	-	-	(586)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(80)	-	-	-	(86)
Restricted stock grant	63	-	-	(63)	-	-	-	-
Compensation expense	-	-	-	455	-	-	-	455
Issuance of 158,083 common shares for BCB Holding	158	-	-	1,864	-	-	-	2,022
Balance, Sept. 30, 2014	$5,338	$17,123	$284	$43,978	$26,219	$1,114	$(464)	$93,592

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$4,573	$3,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,697	1,316
Provision for loan losses	1,266	1,020
Loss on sale/writedown of ORE	299	280
Gain on sale of securities	(241)	-
Gain on sale of land	(111)	-
Restricted stock expense	455	283
Increase in cash value of life insurance	(266)	(107)
Federal Home Loan Bank stock dividends	(2)	(5)
Changes in:
Interest receivable	(359)	(140)
Loans held for sale, net	30	4,962
Interest payable	(128)	(140)
Other, net	1,203	5,670
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,416	16,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of securities	10,942	-
Cash received in excess of cash paid for acquisition	4,270	43,150
Maturities and calls of securities available-for-sale	30,485	44,637
Purchases of securities available-for-sale and held-to-maturity	(38,460)	(83,416)
Net redemptions (purchases) of other securities	365	(1,084)
Net increase in loans	(49,102)	(41,390)
Purchase of bank owned life insurance	(7,500)	-
Net increase in premises and equipment	(391)	(658)
NET CASH USED IN INVESTING ACTIVITIES	(49,391)	(38,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	68,539	31,851
Net decrease in borrowed funds	(15,648)	(6,771)
Dividends paid on common stock	(570)	(413)
Dividends paid on preferred stock	(237)	(257)
Repurchase of restricted stock for payment of taxes	86	-
Issuance of 1,951,220 common shares, net	-	18,958

NET CASH PROVIDED BY FINANCING ACTIVITIES	52,170	43,368

NET INCREASE IN CASH	11,195	20,887
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,252	30,877
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,447	$51,764

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	2,601	2,071
CASH PAYMENTS FOR INCOME TAXES	275	980
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,972	1,875
ISSUANCE OF RESTRICTED STOCK GRANTS	63	49

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At September 30, 2014, the Company had approximately $1.1 billion in assets, $665.2 million in net loans, $907.5 million in deposits, and $93.6 million in stockholders' equity. For the nine months ended September 30, 2014, the Company reported net income of $4.6 million ($4.3 million applicable to common stockholders).

In the first, second and third quarters of 2014, the Company declared and paid a dividend of $.0375 per common share per quarter.

NOTE C – BUSINESS COMBINATION

BCB Holding Company, Inc.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc., an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First, A National Banking Association (“Bank Merger”). Subject to the terms and conditions of the Agreement, which has been approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights, will receive (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share which may be received in cash or the Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in the Company common stock and one non-transferable contingent value right (“CVR”) of the CVR Consideration, and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors. The Company redeemed in full a note payable by BCB to Alostar Bank, as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration to be paid in connection with the acquisition will range between approximately $6.2 million and $6.6 million depending upon the payout of the CVR, as well as the price of the Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price.

As of the closing on July 1, 2014, the Company and BCB entered into an agreement and plan of merger pursuant to which BCB’s wholly-owned subsidiary, Bay Bank, was merged with and into the Company’s wholly-owned subsidiary, the Bank.

In connection with the acquisition, the Company recorded $1.4 million of goodwill and $.2 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $40.1 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjusted to market interest rates and liquidity adjustments.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows(dollars in thousands):

Purchase price:
Cash and fair value of common stock	$6,300
Total purchase price	6,300
Identifiable assets:
Cash and due from banks	8,307
Investments	23,423
Loans and leases	38,393
Other Real Estate	644
Core deposit intangible	225
Personal and real property	3,670
Deferred tax asset	2,502
Other assets	305
Total assets	77,469
Liabilities and equity:
Deposits	59,321
Borrowed funds	13,104
Other liabilities	152
Total liabilities	72,577
Net assets acquired	4,892
Goodwill resulting from acquisition	$1,408

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2014, are as follows (dollars in thousands):

Outstanding principal balance	$39,085
Carrying amount	37,508

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

	For the Three Months Ended
	September 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,448,000	5,311,876	$.27

Effect of dilutive shares:
Restricted stock grants		37,810

Diluted per share	$1,448,000	5,349,686	$.27

	For the Nine Months Ended
	September 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$4,296,000	5,198,776	$.83

Effect of dilutive shares:
Restricted stock grants		37,810

Diluted per share	$4,296,000	5,236,586	$.82

	For the Three Months Ended
	September 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$998,000	5,102,572	$.20

Effect of dilutive shares:
Restricted stock grants		47,945

Diluted per share	$998,000	5,150,517	$.19

	For the Nine Months Ended
	September 30, 2013
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,823,000	4,058,432	$.70

Effect of dilutive shares:
Restricted stock grants		47,945

Diluted per share	$2,823,000	4,106,377	$.69

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$29,837	$-	$29,837	$-
Municipal securities	107,131	-	107,131	-
Mortgage-backed securities	95,716	-	95,716	-
Corporate obligations	29,000	-	26,193	2,807
Other	967	967	-	-
Total	$262,651	$967	$258,877	$2,807

December 31, 2013

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$29,962	$-	$29,962	$-
Municipal securities	108,078	-	108,078	-
Mortgage-backed securities	78,187	-	78,187	-
Corporate obligations	26,852	-	24,054	2,798
Other	972	972	-	-
Total	$244,051	$972	$240,281	$2,798

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2014	2013
Balance, January 1	$2,798	$2,668
Transfers into Level 3		-
Transfers out of Level 3		-
Other-than-temporary impairment loss included in earnings		-
Unrealized gain included in comprehensive income	9	130
Balance at September 30, 2014 and December 31, 2013	$2,807	$2,798

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2014	2,807	Discounted cash flow	Probability of default	0 – 100%
December 31, 2013	2,798	Discounted cash flow	Probability of default	0 – 100%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2014, amounted to $5.0 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2014 and December 31, 2013.

($ in thousands)

September 30, 2014

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,736	$-	$8,736	$-

Other real estate owned	4,986	-	4,986	-

December 31, 2013

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,830	$-	$4,830	$-

Other real estate owned	4,470	-	4,470	-

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

As of September 30, 2014			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$50,447	$50,447	$50,447	$-	$-
Securities available-for-sale	262,651	262,651	967	258,877	2,807
Securities held-to-maturity	8,411	9,965	-	9,965	-
Other securities	5,592	5,592	-	5,592	-
Loans, net	665,218	680,603	-	-	680,603
Bank-owned life insurance	14,359	14,359	-	14,359	-

Liabilities:
Noninterest-bearing deposits	$195,957	$195,957	$-	$195,957	$-
Interest-bearing deposits	711,558	711,192	-	711,192	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	49,456	49,456	-	49,456	-

As of December 31, 2013			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$39,252	$39,252	$39,252	$-	$-
Securities available-for-sale	244,051	244,051	972	240,281	2,798
Securities held-to-maturity	8,438	9,624	-	9,624	-
Other securities	5,534	5,534	-	5,534	-
Loans, net	577,575	590,866	-	-	590,866
Bank-owned life insurance	6,593	6,593	-	6,593	-

Liabilities:
Noninterest-bearing deposits	$173,794	$173,794	$-	$173,794	$-
Interest-bearing deposits	606,177	605,737	-	605,737	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	52,000	52,000	-	52,000	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At September 30, 2014 and December 31, 2013, average loans accounted for 68.2% and 67.1% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$3,769	0.6%	$3,680	0.6%
Commercial, financial and agricultural	100,263	14.9	81,792	14.0
Real Estate:
Mortgage-commercial	217,684	32.4	202,343	34.7
Mortgage-residential	248,125	37.0	212,388	36.4
Construction	83,908	12.5	67,287	11.5
Consumer and other	17,553	2.6	15,813	2.8
Total loans	671,302	100%	583,303	100%
Allowance for loan losses	(6,084)		(5,728)
Net loans	$665,218		$577,575

In the context of this discussion, a "real estate mortgage loan" is defined as elements of its loan portfolio through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2014

Balance at beginning of period	$5,999	$5,728
Loans charged-off:
Real Estate	(307)	(1,056)
Installment and Other	(67)	(126)
Commercial, Financial and Agriculture	(52)	(52)
Total	(426)	(1,234)
Recoveries on loans previously charged-off:
Real Estate	(146)	254
Installment and Other	22	58
Commercial, Financial and Agriculture	4	12
Total	(120)	324
Net charge-offs	(546)	(910)
Provision for Loan Losses	631	1,266
Balance at end of period	$6,084	$6,084

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2014 and December 31, 2013.

Allocation of the Allowance for Loan Losses

	September 30, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$687	15.3%
Commercial Real Estate	3,647	57.7
Consumer Real Estate	1,554	24.8
Consumer	173	2.2
Unallocated	23	-
Total	$6,084	100%

	December 31, 2013
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$582	14.0%
Commercial Real Estate	3,384	57.2
Consumer Real Estate	1,427	25.4
Consumer	173	3.4
Unallocated	162	-
Total	$5,728	100%

The following table represents the Company’s impaired loans at September 30, 2014, and December 31, 2013.

	Sept. 30,	December 31,
	2014	2013
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,504	$701
Impaired loans with a valuation allowance	4,162	4,001
Total impaired loans	$8,666	$4,702
Allowance for loan losses on impaired loans at period end	818	849

Total nonaccrual loans	6,032	3,181

Past due 90 days or more and still accruing	102	159
Average investment in impaired loans	6,458	4,007

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2014

Average of individually impaired loans during period	$8,429	$6,458
Interest income recognized during impairment	38	129
Cash-basis interest income recognized	38	219

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2014, was $1,000 and $98,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2014 and December 31, 2013.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2014 and December 31, 2013. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2014

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$8,370	$50	$246	$8,666
Collectively evaluated	542,071	14,728	102,068	658,867
Total	$550,441	$14,778	$102,314	$667,533

Allowance for Loan Losses
Individually evaluated	$771	$30	$17	$818
Collectively evaluated	4,430	166	670	5,266
Total	$5,201	$196	$687	$6,084

December 31, 2013

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$4,709	$39	$82	$4,830
Collectively evaluated	473,832	19,725	81,236	574,793
Total	$478,541	$19,764	$81,318	$579,623

Allowance for Loan Losses
Individually evaluated	$804	$35	$10	$849
Collectively evaluated	4,007	300	572	4,879
Total	$4,811	$335	$582	$5,728

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2014 and December 31, 2013. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2014, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2014

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)

Impaired loans with no related allowance:
Commercial installment	$3	$3	$-	$63	$-
Commercial real estate	4,264	4,264	-	2,152	95
Consumer real estate	216	216	-	217	3
Consumer installment	21	21	-	11	1
Total	$4,504	$4,504	$-	$2,443	$99

Impaired loans with a related allowance:
Commercial installment	$243	$243	$17	$177	$16
Commercial real estate	2,570	2,640	451	2,379	91
Consumer real estate	1,320	1,320	320	1,425	11
Consumer installment	29	29	30	34	2
Total	$4,162	$4,232	$818	$4,015	$120

Total Impaired Loans:
Commercial installment	$246	$246	$17	$240	$16
Commercial real estate	6,834	6,904	451	4,531	186
Consumer real estate	1,536	1,536	320	1,642	14
Consumer installment	50	50	30	45	3
Total Impaired Loans	$8,666	$8,736	$818	$6,458	$219

December 31, 2013

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$3	$3	$-	$45	$-
Commercial real estate	353	353	-	1,035	8
Consumer real estate	341	399	-	262	9
Consumer installment	4	4	-	5	-
Total	$701	$759	$-	$1,347	$17

Impaired loans with a related allowance:
Commercial installment	$79	$79	$10	$42	$6
Commercial real estate	2,685	2,685	400	2,147	100
Consumer real estate	1,202	1,272	404	1,019	21
Consumer installment	35	35	35	36	4
Total	$4,001	$4,071	$849	$3,244	$131

Total Impaired Loans:
Commercial installment	$82	$82	$10	$87	$6
Commercial real estate	3,038	3,038	400	3,182	108
Consumer real estate	1,543	1,671	404	1,281	30
Consumer installment	39	39	35	41	4
Total Impaired Loans	$4,702	$4,830	$849	$4,591	$148

The following tables provide additional detail of troubled debt restructurings at September 30, 2014.

For the Three Months Ending September 30, 2014

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	200	200	2	2
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$200	$200	2	$2

For the Nine Months Ending September 30, 2014

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$239	$175	1	$12
Commercial real estate	525	523	3	13
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$764	$698	4	$25

The recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $5.9 million. The allowance for credit losses associated with those receivables on the basis of a current evaluation of loss was $212,000. All loans were performing as agreed with modified terms.

During the three and nine month period ending September 30, 2014, there were 2 and 4 loans, respectively, modified as TDR, and are considered non-performing.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2014
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$10	$69	$3,025	$3,104	$83,908
Real Estate-mortgage	1,494	33	1,962	3,489	248,125
Real Estate-non farm non residential	450	-	1,028	1,478	217,684
Commercial	114	-	6	120	100,263
Consumer	75	-	11	86	17,553
Total	$2,143	$102	$6,032	$8,277	$667,533

	December 31, 2013
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$478	$-	$212	$690	$67,287
Real Estate-mortgage	4,696	143	2,453	7,292	202,343
Real Estate-non farm non residential	252	-	507	759	212,388
Commercial	12	-	9	21	81,792
Consumer	115	16	-	131	15,813
Total	$5,553	$159	$3,181	$8,893	$579,623

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

September 30, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$370,529	$162,611	$14,687	$101,951	$649,778
Special Mention	185	192	-	323	700
Substandard	14,829	2,420	91	84	17,424
Doubtful	-	-	-	-	-
Subtotal	385,543	165,223	14,778	102,358	667,902
Less:
Unearned discount	240	85	-	44	369
Loans, net of unearned discount	$385,303	$165,138	$14,778	$102,314	$667,533

December 31, 2013

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$316,573	$145,787	$19,725	$80,087	$562,172
Special Mention	4,084	32	-	1,033	5,149
Substandard	10,972	1,426	39	225	12,662
Doubtful	-	-	-	-	-
Subtotal	331,629	147,245	19,764	81,345	579,983
Less:
Unearned discount	236	97	-	27	360
Loans, net of unearned discount	$331,393	$147,148	$19,764	$81,318	$579,623

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2014, follows:

($ in thousands)

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$29,789	$115	$67	$29,837
Tax-exempt and taxable obligations of states and municipal subdivisions	104,661	2,758	288	107,131
Mortgage-backed securities	95,205	1,066	555	95,716
Corporate obligations	30,099	248	1,347	29,000
Other	1,255	-	288	967
Total	$261,009	$4,187	$2,545	$262,651
Held-to-maturity securities:
Mortgage-backed securities	$2,411	$-	$10	$2,401
Taxable obligations of states and municipal subdivisions	6,000	1,564	-	7,564
Total	$8,411	$1,564	$10	$9,965

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

The First represents the primary asset of the Company. The First reported total assets of $1.1 billion at September 30, 2014, compared to $941.0 million at December 31, 2013. Loans increased $88.0 million, or 15.1%, during the first nine months of 2014. Deposits at September 30, 2014, totaled $907.6 million compared to $780 million at December 31, 2013. For the nine month period ended September 30, 2014, The First reported net income of $5.1 million compared to $4.3 million for the nine months ended September 30, 2013.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2014, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2014, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$2,143
Past due 90 days or more and still accruing	102

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $6.0 million at September 30, 2014, an increase of $2.9 million from December 31, 2013. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.0 million at September 30, 2014. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2014, the Bank had $5.9 million in loans that were modified as troubled debt restructurings, of which $2.6 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $50.4 million as of September 30,2014. In addition, loans and investment securities repricing or maturing within one year or less exceeded $213.5 million at September 30, 2014. Approximately $139.6 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.6 million at September 30, 2014.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2014, was $93.6 million, or approximately 8.7% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2014, were as follows:

Tier 1 leverage	8.33%
Tier 1 risk-based	11.67%
Total risk-based	12.49%

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

RESULTS OF OPERATIONS - QUARTERLY

The Company had a consolidated net income of $1,533,000 for the three months ended September 30, 2014, compared with consolidated net income of $1,104,000 for the same period last year.

Net interest income increased to $8.9 million from $8.0 million for the three months ended September 30, 2014, or an increase of 11.3% as compared to the same period in 2013. Quarterly average earning assets at September 30, 2014, increased $109.4 million, or 12.8% and quarterly average interest-bearing liabilities also increased $35.4 million or 4.8% when compared to September 30, 2013.

Noninterest income for the three months ended September 30, 2014, was $2,021,000 compared to $1,592,000 for the same period in 2013, reflecting an increase of $429,000 or 26.9%. The increase for the quarter ended Sepember 30, 2014, is attributed to increases in mortgage income and interchange fee income. There was also a coding error of $140,000 related to the system conversion in the third quarter of 2013.

The provision for loan losses was $631,000 for the three months ended September 30, 2014, compared with $360,000 for the same period in 2013. The allowance for loan losses of $6.1 million at September 30, 2014 (approximately .91% of total loans and 1.10% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $441,000 or 5.8% for the three months ended September 30, 2014, when compared with the same period in 2013. This increase is primarily related to increases in acquisition costs of $280,000 associated with the acquisition of Bay Bank. A one-time write-down on other real estate in the amount of $125,000 was expensed during the third quarter of 2014.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $4,573,000 for the nine months ended September 30, 2014, compared with consolidated net income of $3,141,000 for the same period last year.

Net interest income increased to $24.5 million from $20.6 million for the nine months ended September 30, 2014, or an increase of 18.9% as compared to the same period in 2013. This increase was primarily a result of increased loan volume.

Noninterest income for the nine months ended September 30, 2014, was $5,748,000 compared to $5,412,000 for the same period in 2013, reflecting an increase of $336,000 or 6.2%. Included in noninterest income is service charges on deposit accounts, which for the nine months ended September 30, 2014, totaled $3,317,000 compared to $2,931,000 for the same period in 2013. An increase in fee income associated with higher loan and deposit volumes attributed to this income.

The provision for loan losses was $1,266,000 for the nine months ended September 30, 2014, compared with $1,020,000 for the same period in 2013. The allowance for loan losses of $6.1 million at September 30, 2014 (approximately .91% of total loans and 1.10% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1.8 million or 8.8% for the nine months ended September 30, 2014, when compared with the same period in 2013. This increase is primarily related to an increase in operating costs associated with the acquisition of Bay Bank, as well as an increase in salaries and employee benefits associated with the expansion into Baton Rouge, LA.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of September 30, 2014, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), “Accounting for Investments in Qualified Affordable Housing Projects,” which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. ASU 2014-01 is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is evaluating the possible effects of this guidance on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”, which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu or foreclosure in order to satisfy the loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The additional disclosure requirements are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s consolidated financial statements or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company's current accounting treatment of performance conditions for employees who are or become retirement eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Company’s consolidated financial condition and results of operations. The Company expects to prospectively adopt ASU 2014-12 in the first quarter 2015.

In August 2014, the FASB issued ASU 2014-14, Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure , which will eliminate diversity in practice relating to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA) guaranteed loans, upon foreclosure. Under ASU 2014-14 a mortgage must be derecognized and a separate other receivable recognized upon foreclosure when the loan possesses a non-separable government guarantee that the creditor has both the intent and ability to exercise and for which any amount of the claim determined on the basis of the fair value of the real estate is fixed. Other receivables recognized under this guidance are to be measured based on the amount of the principal and interest expected to be recovered from the guarantor. ASU 2014-14 allows for a modified retrospective or prospective adoption in conjunction with ASU 2014-04 and is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating which method will be employed and the final impact of the Standard; however, ASU 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013(incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	The Company filed three reports on Form 8-K during the quarter ended September 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
November 12, 2014	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
November 12, 2014	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer

