Form 10-K
period 2014-12-31
FIRST BANCSHARES INC /MS/
filed 2015-03-31
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Based on the price at which the registrant’s Common Stock was last sold on March 19, 2015, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $59,474,813.58.

On March 19, 2015, the registrant had outstanding 5,378,022 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 16, 2015, and the Annual Report to the Stockholders for the year ended December 31, 2014.

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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

General

The First Bancshares, Inc. (the "Company") was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association ("The First" or the “Bank”) located in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from its main office in the Oak Grove community, which was on the outskirts of Hattiesburg but now is included in the city of Hattiesburg. The First currently operates its main office and two branches in Hattiesburg, one in Laurel, one in Purvis, one in Picayune, one in Pascagoula, one in Bay St. Louis, one in Wiggins, four in Gulfport, one in Biloxi, one in Long Beach and one in Diamondhead, Mississippi, as well as one branch in Bogalusa, Louisiana, one branch in Baton Rouge, Louisiana, five branches in Baldwin County, Alabama and four branches in Mobile County, Alabama. See Note C of Notes to Consolidated Financial Statements for information regarding acquisition. The Company and its subsidiary bank engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals. The First is a wholly-owned subsidiary bank of the Company.

Location and Service Area

The First serves the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach and Diamondhead, Mississippi; Bogalusa and Baton Rouge, Louisiana; Daphne, Fairhope, Foley, Gulf Shores, Orange Beach, Mobile, Theodore, Bayley’s Corner, and Dauphin Island, Alabama, and the surrounding areas of Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone and Harrison Counties in Mississippi; Washington Parish, St. Tammany Parish, and East Baton Rouge Parish in Louisiana; and Baldwin and Mobile Counties in Alabama. The main office primarily serves the area in and around the northern portion of Lamar County. The Purvis office primarily serves the area in and around Purvis, Mississippi, which is in the east-central part of Lamar County and is the county seat. Lamar County is located in the southeastern section of Mississippi. Hattiesburg, one of the largest cities in Mississippi, is located in Forrest and Lamar Counties. Major employers located in the Lamar and Forrest County areas include Forrest General Hospital, the University of Southern Mississippi, Wesley Medical Center, Camp Shelby, the Hattiesburg Public Schools, the Hattiesburg Clinic, the City of Hattiesburg, and Marshall Durbin Poultry. The principal components of the economy of the Lamar and Forrest County areas include service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Laurel office serves the city of Laurel and the surrounding area of Jones County, Mississippi, with the majority of its retail business coming from the local area and the remaining business coming from other areas of Jones County, as well as portions of Jasper County, Wayne County, Smith County, and Covington County. Major employers in the Jones County area include Howard Industries, Sanderson Farms, Inc., and South Central Regional Medical Center. The Picayune office primarily serves the area in and around Picayune, Mississippi, including areas of north Hancock County and Pearl River, LA and Slidell, LA. Picayune is located in the southern part of Pearl River County. Pearl River County is located in the southern section of Mississippi. Major employers in the Pearl River County area include Stennis Space Center, Chevron, Texaco, Arizona Chemical, American Crescent Elevator Co., City of Picayune, Crosby Memorial Hospital and the public schools. The principal components of the economy of the Pearl River County area include timber, service industries, wholesale and retail trade, manufacturing, and transportation and public utilities. The Pascagoula and Ocean Springs offices primarily serve the area in and around Pascagoula and Ocean Springs, Mississippi, including areas of Jackson County. Major employers in the Jackson County area include Northrop Grumman, Singing River Hospital, and Shell Oil Company. The Bay St. Louis and Diamondhead offices serve the city of Bay St. Louis, Diamondhead and the surrounding area of Hancock County, Mississippi. Major employers in the Hancock County area include the City of Bay St. Louis, Hancock County, and Stennis Space Center. The Wiggins office serves the city of Wiggins and the surrounding area of Stone County, Mississippi. Stone County is south of Forrest County and north of Harrison County. The Gulfport, Biloxi, and Long Beach offices serve the city of Gulfport and the surrounding area of Harrison County, Mississippi. Major employers in the Harrison County area include Keesler Air Force Base and a vast array of casinos. The Bogalusa office serves the city of Bogalusa and the surrounding area of Washington Parish, Louisiana. The major employers in the Washington Parish area include Temple-Inland, the Bogalusa School System, and LSU-Washington/St. Tammany Regional Medical Center. The Baton Rouge office serves the city of Baton Rouge and surrounding area of East Baton Rouge Parish, Louisiana. Major employers include BASF Wyandotte Corporation, Baton Rouge General Medical Center, Dow Chemical Company, and Georgia Gulf Corporation. The Fairhope, Daphne, Foley, Gulf Shores and Orange Beach offices serve their respective cities as well as the surrounding area of Baldwin County, Alabama. Major employers in the Baldwin County area include Baldwin County Board of Education, Wal-Mart Super Centers, Infirmary Health, UTC Aerospace Systems, and South Baldwin Regional Medical Center. The Mobile, Theodore, Bayley’s Corner and Dauphine Island offices service their respective areas as well as the surrounding area of Mobile County, Alabama. Major employers in the Mobile County area include Austal, AM/NS Calvert, and BAE Systems Southeast Shipyards.

On July 1, 2014 the Company completed its acquisition of Bay Bank, previously headquartered in Mobile, Alabama, discussed below under “Recent Developments”).

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

Employees

As of March 19, 2015 the Company had 269 full-time employees and 9 part-time employees.

Recent Developments

The Company recently completed its acquisition of Bay Bank, previously headquartered in Mobile, Alabama (the “Acquisition”). The Acquisition was consummated on July 1, 2014.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc. The Agreement provided that, upon the terms and subject to the conditions set forth in the Agreement, BCB would merge with and into the Company (the “Merger”) and Bay Bank would merge with and into The First, A National Banking Association (“Bank Merger”).

Under the Agreement, which was approved by the Boards of Directors of the Company and BCB, holders of each outstanding share of BCB common stock, other than shares with respect to which the holders perfected dissenters’ rights, received (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share and one non-transferable contingent value right (“CVR”), and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period from the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors. The Company also redeemed, in full, a note payable by BCB to Alostar Bank, as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration paid in connection with the acquisition was approximately $6.3 to $6.7 million depending upon the payout of the CVR.

Following the Acquisition, customers of The First have access to a total of 29 branch locations and two loan production offices throughout Mississippi, Louisiana and south Alabama.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Bank Holding Company Regulation

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.

Federal Regulation

The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. As such, the Company and its subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

The Bank Holding Company Act generally prohibits a corporation that owns a federally insured financial institution (“bank”) from engaging in activities other than banking, managing or controlling banks or other subsidiaries engaging in permissible activities. Also prohibited is acquiring or obtaining control of more than 5% of the voting interests of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place territorial limits on permissible bank-related activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) or any of its non-bank subsidiaries acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States Court of Appeals seeking an injunction against the proposed acquisition.

As described above, the prior approval of the Federal Reserve must be obtained before the Company may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. The Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to adopt legislation to lower the 30% limit, although no states within the Company’s current market area have done so. Additional provisions require that interstate activities conform to the Community Reinvestment Act, which is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low-and moderate-income neighborhoods, consistent with safe and sound operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) established a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a financial holding company.

Capital Requirements

General Risk-Based and Leverage-Based Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of the Bank, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2014, the Company and the Bank were both well capitalized and well managed.

A financial holding company that becomes aware that it or a subsidiary bank has ceased to be well capitalized or well managed must notify the Federal Reserve and enter into an agreement to cure the identified deficiency. If the deficiency is not cured timely, the Federal Reserve Board may order the financial holding company to divest its banking operations. Alternatively, to avoid divestiture, a financial holding company may cease to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

There are two measures of regulatory capital applicable to holding companies in 2014: (1) leverage capital ratio and (2) risk-based capital ratios.

	Minimum	Company at 12/31/2014
Tier 1 leverage capital ratio	3.00%	8.4%
Risk-based capital ratios
Tier 1 capital	4.00%	11.5%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	12.3%

The essential difference between the leverage capital ratio and the risk-based capital ratios is that the latter identify and weight both balance sheet and off-balance sheet risks. Tier 1 capital generally includes common equity, retained earnings, qualifying minority interests (issued by consolidated depository institutions or foreign bank subsidiaries), accounts of consolidated subsidiaries and an amount of qualifying perpetual preferred stock, limited to 50% of Tier 1 capital. In calculating Tier 1 capital, goodwill and other disallowed intangibles and disallowed deferred tax assets and certain other assets are excluded. Tier 2 capital is a secondary component of risk-based capital, consisting primarily of perpetual preferred stock that may not be included as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and an amount of the allowance for loan losses (limited to 1.25% of risk weighted assets).

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to take into account off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of four risk categories: 0%, 20%, 50% and 100%. For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. Off-balance sheet exposures such as standby letters of credit are risk-weighted and all or a portion thereof are included in risk-weighted assets based on an assessment of the relative risks that they present. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category.

Basel III Capital Requirements Effective January 1, 2015

On July 2, 2013, the Company’s and the Bank’s primary federal regulators—the Federal Reserve Board and the OCC—adopted final rules implementing the Basel III framework, which substantially revises the leverage and risk-based capital requirements currently applicable to bank holding companies and depository institutions. These final rules are based on international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”).

The new rules address both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as the risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Regarding the denominator, under the final rules, the Company, among other items, will be required to increase the risk weights applied to certain high volatility commercial real estate loans and to certain loans past due. Additionally, the Company will be required to risk weight at 20% the conversion factors for commitments with an original maturity of one year or less that are not unconditionally cancellable at any time. Regarding the numerator under the final rules, NOLs and tax credits carried forward will be deducted from Tier 1 capital. Additionally, there are deductions and adjustments to capital for goodwill and other intangibles as well as deductions and adjustments to capital by the amount that the carrying value of certain assets exceeds 10% of capital. Examples of these assets are deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income arising from hedges not carried at fair market value on the balance sheet. Under the final rules, some banks, including the Bank, are given a one-time “opt out” in which they may elect to filter certain volatile accumulated other comprehensive income (“AOCI”) components from inclusion in regulatory capital. The AOCI opt-out election must be made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. The Company and the Bank intend to timely elect to opt out.

The final rules established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points). Additionally, the final rules introduced a capital conservation buffer of Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios above the minimum risk-based capital requirements. The buffer must be maintained to avoid limitations on capital distributions and limitations on discretionary bonus payments to executive officers. Each of the minimum capital ratios takes effect in 2015, with the capital conservation buffer set to be phased in beginning in 2016 and implemented in full by 2019. Based on estimated capital ratios using Basel III definitions, the Company and the Bank currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

Basel III Capital Adequacy Ratios

Effective January 1, 2015

	Minimum	Well- Capitalized	2016	2017	2018	2019
Tier I leverage capital ratio	4.00%	5.00%	N/A	N/A	N/A	N/A
Risk-based capital ratios
Common equity Tier I capital	4.50%	6.50%	5.125%	5.75%	6.375%	7.00%
Tier I capital	6.00%	8.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	8.625%	9.25%	9.875%	10.50%

Federal Reserve Oversight

The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a transaction if it determines that the proposed redemption or stock purchase would constitute an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

The Federal Reserve has issued its “Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “Policy Statement”) which sets forth various guidelines that the Federal Reserve believes a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. The Federal Reserve also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

The Company is required to file annual and quarterly reports with the Federal Reserve, and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries.

Additional Federal Regulatory Issues

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the Commission, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the Commission proposed such rules in April 2011. In addition, in June 2012, the Commission issued final rules to implement the Dodd-Frank Act’s requirement that the Commission direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company’s board of directors as well as its compensation advisers.

The Company is a legal entity separate and distinct from the Bank. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions under Sections 23A and 23B of the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Stress Testing

The Dodd-Frank Act requires stress testing of certain bank holding companies and banks that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Because the consolidated assets of the Company and the Bank are less than these threshold levels, the stress test requirements are not applicable to the Company or to the Bank at present.

Company Participation in Legislative and Regulatory Initiatives

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

Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under FDICIA, the banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Requirements" above.

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

USA Patriot Act. In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Other Bank Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Practices Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Other Regulatory Matters

Risk-retention rules. Under the final risk-retention rules, banks that sponsor the securitization of asset-backed securities and residential-mortgage backed securities are required to retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

Changes to federal preemption. The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that is to be housed within the Federal Reserve. The CFPB is the primary regulator for federal consumer financial statutes. State attorneys general are authorized to enforce new regulations issued by the CFPB. Although state consumer financial laws will continue to be preempted under the National Bank Act, OCC determinations of such preemption are made on a case-by-case basis. As a result, it is possible that state consumer financial laws enacted in the future may be held to apply to our business activities. The cost of complying with any such additional laws could have a negative impact on our financial results.

Changes to regulation of bank holding companies. Under the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions. In the past, only the subsidiary banks were required to meet those standards. The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, such that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

Mortgage Rules. During 2013, the CFPB finalized a series of rules related to the extension of residential mortgage loans made by banks. Among these rules are requirements that a bank make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, a requirement that certain mortgage loans contain escrow payments, new appraisal requirements, and specific rules regarding how loan originators may be compensated and the servicing of residential mortgage loans. The implementation of these new rules began in January 2014.

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, the OCC, the Commission, and the Commodity Futures Trading Commission issued the “Prohibitions And Restrictions On Proprietary Trading And Certain Interests In, And Relationships With, Hedge Funds And Private Equity Funds,” commonly referred to as the Volcker Rule, which regulates and restricts investments which may be made by banks. The Volcker Rule was adopted to implement a portion of the Dodd-Frank Act and new Section 13 of the Bank Holding Company Act, which prohibits any banking entity from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund (“covered funds”), subject to certain exemptions.

Debit Interchange Fees

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. Due to the Company’s size, The Federal Reserve rule limiting debit interchange fees has not reduced our debit card interchange revenues.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all statutes and regulations having an impact on the operations of such entities.

Increased regulation generally has resulted in increased legal and compliance expense.

Finally, additional bills may be introduced in the future in the U.S. Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form any of these proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Effect of Governmental Monetary and Fiscal Policies

The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprises most of a bank’s earnings. In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.

The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the U.S. government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open-market operations in U.S. government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

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

We may be vulnerable to certain sectors of the economy.

A significant portion of our loan portfolio is secured by real estate. If the economy deteriorates and real estate values depress beyond a certain point, as happened during the recent recession, the collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals which would negatively impact our earnings. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be adversely affected, causing additional losses.

Difficult market conditions in past years have adversely affected the industry in which we operate.

The capital and credit markets are subject to volatility and disruption. Dramatic declines in the housing market in years past caused home prices to fall and increased foreclosures, unemployment and under-employment. These events, if they were to happen again, could negatively impact the credit performance of our mortgage loans and result in significant write-downs of asset values, including government-sponsored entities as well as major commercial and investment banks. Still wary about the stability of the financial markets generally and the strength of counterparties, many lenders still have reduced funding to borrowers, including to other financial institutions. Further market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity generally. A worsening of these conditions would have an adverse effect on us and others in the financial institution industry generally, particularly in our real estate markets, as lower home prices and increased foreclosures would result in higher charge-offs and delinquencies.

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets we serve in the states of Mississippi, Louisiana, or Alabama may affect the ability of our customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of these market areas could negatively impact the financial results of the Company’s banking operations, earnings, and profitability.

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

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and therefore loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our loan and securities portfolio lowering interest earnings from those assets. An unanticipated increase in inflation could cause operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

The fair market value of the securities portfolio and the investment income from these securities also fluctuates depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect profitability.

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, unrest in Eastern Europe and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to developing situations or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect our ability to operate.

Our market areas are susceptible to natural disasters such as hurricanes and tornados. Natural disasters can disrupt operations, result in damage to properties that may be securing our loan assets and negatively affect the local economies in which we operate. The Company cannot predict whether or to what extent damage caused by future hurricanes, tornados or other natural disasters will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect our earnings.

The First, as lender, is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. Credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

The First makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The First believes that its current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company may need to rely on the financial markets to provide needed capital.

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

We are subject to regulation by various Federal and State entities.

The Company and The First are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the OCC. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

The Company and The First are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect the Company.

We may engage in acquisitions of other businesses from time to time, which may not be well-received.

On occasion, the Company may engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that the Company is aware of, that could result in unexpected costs. Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact earnings.

We are subject to industry competition which may have an adverse impact upon our success.

The profitability of the Company depends on its ability to compete successfully with other financial services companies. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the nonbank competitors are not subject to the same extensive regulations that govern the Company or The First and may have greater flexibility in competing for business.

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

The Company may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, the Company may issue stock options or other stock grants to retain and motivate our employees. Such issuances of Company securities could dilute the ownership interests of the Company’s shareholders.

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

Securities issued by the Company, including the Company’s common stock, are not FDIC insured.

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

With increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect the Company’s funding costs and net income.

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Company’s results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties, and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuers’ financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Company’s quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

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

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Pursuant to the Dodd-Frank Act, the limit on FDIC coverage has been permanently increased to $250,000, causing the premiums assessed to the Bank by the FDIC to increase. Depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on the Company’s results of operations.

The Company participates in the U.S. Treasury’s Troubled Asset Relief Program.

The Company received $17,123,000 in funding under the Community Development Capital Initiative (“CDCI”) in exchange for preferred stock and common stock warrants on September 29, 2010. Participation in this program constrains the Company’s ability to raise dividends and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the event the Company were to experience future losses. The dividend rate on the preferred stock issued under the CDCI increases from two percent (2%) to nine percent (9%) in 2018, and therefore the Company may have to repay these funds if it would like to avoid this increased payment. The CDCI is part of the Troubled Asset Relief Program (“TARP”) and the Company may repay the preferred stock at any time without penalty. The rules that govern the TARP include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employee. It is possible that compensation restrictions imposed on TARP participants could impede our ability to attract and retain qualified executive officers. Our participation in the TARP limits our annual dividend payments to no more than $0.15 per share. Our ability to repurchase our common stock would also be restricted in the event that we failed to make our dividend payments.

The Company may fail to realize the anticipated benefits of the recent Bay Bank acquisition on the anticipated schedule, if at all.

The Company recently completed its acquisition of BCB Holding Company, Inc. and its wholly-owned subsidiary bank, Bay Bank, previously headquartered in Mobile, Alabama discussed on under the heading “BUSINESS OF THE COMPANY, Recent Developments.” The Company may face significant challenges in integrating Bay Bank operations into our operations in a timely and efficient manner and in retaining Bay Bank personnel. Achieving the anticipated benefits, including revenue increases, cost savings, increases in geographic and product presence, and other anticipated benefits of the acquisition will depend in part on whether the Company integrates Bay Bank’s businesses in an efficient and effective manner. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of the acquisition, which may adversely impact earnings. The Company may not be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated financial benefits and cost savings of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. The Company operates 28 full service banking and financial services offices and one motor bank facility as well as two loan production offices. The Company maintains leases on the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, the Fairhope Branch, the Bayley’s Corner Branch, the Theodore Branch, the Dauphin Island Branch and the Baton Rouge Branch as well as on the Bay Minette LPO and the Slidell LPO. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

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

The following table sets forth the high and low sales price of the Company’s common stock as reported on the

NASDAQ Global Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

				Cash
		High	Low	Dividends
		Sale	Sale	Paid
2014
	4th quarter	$15.50	$14.29	$0.0375
	3rd quarter	14.98	14.20	0.0375
	2nd quarter	14.74	14.11	0.0375
	1st quarter	14.82	13.83	0.0375

2013
	4th quarter	$16.60	$13.02	$0.0375
	3rd quarter	14.96	11.55	0.0375
	2nd quarter	15.40	11.50	0.0375
	1st quarter	12.49	9.55	0.0375

There were 1,189 registered shareholders and approximately 374 beneficial holders of the Company’s common stock at March 19, 2015 and 5,378,022 shares outstanding. On March 19, 2015, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Market was $16.38 and $16.38, respectively.

The principal sources of funds to the Company to pay dividends are the dividends received from The First, National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon the Bank’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years.

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

20

ITEM 6. SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2014, is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 28 of the Company's Annual Report to Shareholders for the year ended December 31, 2014, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 30 through 76 of the Company's Annual Report to Shareholders for the year ended December 31, 2014 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2014 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2014, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2014.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 31, 2015	March 31, 2015

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

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

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

As a TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on the Bank’s website at www.thefirstbank.com.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 28, 2015, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished (or incorporated by reference):

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 3, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 7, 2014.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 21, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (incorporated by reference to Exhibit 3.1 filed with Form 8-K with the Commission on October 4, 2010).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1	Purchase Letter Agreement dated February 6, 2009 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CPP Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the Commission on October 4, 2010).

10.2	Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the CDCI Preferred Stock (incorporated by reference to Exhibit 10.2 filed with Form 8-K with the Commission on October 4, 2010).

10.5	Employment Agreement dated May 31, 2011, between The First, A National Banking Association and M. Ray Cole, Jr. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended December 31, 2011, filed on March 29, 2012, File No. 000-22507).

10.7	Agreement to Repurchase Stock by and among The First Bancshares, Inc., Nick Welch and David Johnson (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 333-102908 on Form S-2).

10.8	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

13	The Company's 2014 Annual Report

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 31, 2015	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/E. Ricky Gibson	Director and Chairman of the Board	March 31, 2015
/s/ David W. Bomboy	Director	March 31, 2015
/s/ Charles R. Lightsey	Director	March 31, 2015
/s/ Fred McMurry	Director	March 31, 2015
/s/ Gregory Mitchell	Director	March 31, 2015
/s/ Ted E. Parker	Director	March 31, 2015
/s/ J. Douglas Seidenburg	Director	March 31, 2015
/s/ A. L. Smith	Director	March 31, 2015
/s/ Andrew D. Stetelman	Director	March 31, 2015
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 31, 2015
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 31, 2015

