Form 10-Q
period 2015-03-31
FIRST BANCSHARES INC /MS/
filed 2015-05-12
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

ON March 31, 2015, 5,400,909 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES   ☐   NO   ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES   ☐   NO   ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$26,013	$30,333
Interest-bearing deposits with banks	25,844	13,899
Federal funds sold	42,617	386

Total cash and cash equivalents	94,474	44,618

Securities held-to-maturity, at amortized cost	7,829	8,193
Securities available-for-sale, at fair value	246,842	254,746
Other securities	7,235	7,235

Total securities	261,906	270,174

Loans held for sale	1,657	2,103
Loans	716,359	704,531
Allowance for loan losses	(5,928)	(6,095)

Loans, net	712,088	700,539

Premises and equipment	33,769	34,810
Interest receivable	3,950	3,659
Cash surrender value of life insurance	14,569	14,463
Goodwill	12,276	12,276
Other real estate owned	4,598	4,655
Other assets	8,518	8,574

TOTAL ASSETS	$1,146,148	$1,093,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$203,766	$201,362
Interest-bearing	780,877	691,413

TOTAL DEPOSITS	984,643	892,775

Interest payable	275	316
Borrowed funds	49,446	89,450
Subordinated debentures	10,310	10,310
Other liabilities	2,708	4,701

TOTAL LIABILITIES	1,047,382	997,552

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	17,123	17,123
Common stock, par value $1 per share, 10,000,000 shares authorized; 5,400,909 shares issued at March 31, 2015 and 5,342,670 at December 31, 2014, respectively	5,401	5,343
Additional paid-in capital	44,419	44,421
Retained earnings	29,717	27,975
Accumulated other comprehensive income	2,570	1,818
Treasury stock, at cost, 26,494 shares at March 31, 2015 and at December 31, 2014	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	98,766	96,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,148	$1,093,768

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

INTEREST INCOME:
Interest and fees on loans	$8,148	$7,004
Interest and dividends on securities:
Taxable interest and dividends	1,011	903
Tax exempt interest	501	529
Interest on federal funds sold	23	11

TOTAL INTEREST INCOME	9,683	8,447

INTEREST EXPENSE:
Interest on deposits	632	466
Interest on borrowed funds	172	157

TOTAL INTEREST EXPENSE	804	623

NET INTEREST INCOME	8,879	7,824

PROVISION FOR LOAN LOSSES	150	358

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,729	7,466

OTHER INCOME:
Service charges on deposit accounts	1,051	984
Other service charges and fees	799	688

TOTAL OTHER INCOME	1,850	1,672

OTHER EXPENSES:
Salaries and employee benefits	4,626	4,097
Occupancy and equipment	1,109	1,220
Other	2,083	1,910

TOTAL OTHER EXPENSES	7,818	7,227

INCOME BEFORE INCOME TAXES	2,761	1,911

INCOME TAXES	732	484

NET INCOME	2,029	1,427

PREFERRED STOCK ACCRETION AND DIVIDENDS	85	106

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,944	$1,321

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.36	$.26
DILUTED	.36	.25
DIVIDENDS PER SHARE – COMMON	.0375	.0375

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Net income per consolidated statements of income	$2,029	$1,427
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	1,124	1,749
Unrealized holding gains on loans held for sale	16	45
Income tax benefit (expense)	(388)	(628)
Other Comprehensive Income	752	1,166

Comprehensive Income	$2,781	$2,593

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	1,427	-	-	1,427
Other comprehensive income	-	-	-	-	-	1,166	-	1,166
Accretion and dividends on preferred stock	-	20	-	-	(106)	-	-	(86)
Dividends on common stock, $0.0375 per share	-	-	-	-	(193)	-	-	(193)
Repurchase of restricted stock for payment of Taxes	(4)	-	-	(60)	-	-	-	(64)
Restricted stock grant	57	-	-	(57)	-	-	-	-
Compensation expense	-	-	-	138	-	-	-	138
Balance, March 31, 2014	$5,176	$17,123	$284	$41,823	$23,637	$(83)	$(464)	$87,496

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	2,029	-	-	2,029
Other comprehensive income	-	-	-	-	-	752	-	752
Dividends on preferred stock	-	-	-	-	(85)	-	-	(85)
Dividends on common stock, $0.0375 per share	-	-	-	-	(202)	-	-	(202)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	184	-	-	-	184
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Balance, March 31, 2015	$5,401	$17,123	$284	$44,135	$29,717	$2,570	$(464)	$98,766

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,029	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	871	523
Provision for loan losses	150	358
Loss on sale/writedown of ORE	94	149
Gain on sale of bank premises	(119)	-
Restricted stock expense	184	138
Increase in cash value of life insurance	(106)	(39)
Federal Home Loan Bank stock dividends	(1)	-
Changes in:
Interest receivable	(291)	(139)
Loans held for sale, net	462	1,140
Interest payable	(41)	(49)
Other, net	(1,650)	(48)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,582	3,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity	12,188	9,615
Purchases of securities available-for-sale and held-to-maturity	(3,520)	(1,008)
Net redemptions (purchases) of other securities	-	(614)
Net increase in loans	(12,650)	(12,898)
Purchase of bank owned life insurance	-	(2,550)
Proceeds from sale of bank premises	949	-
Net (increase) decrease in premises and equipment	(197)	279
NET CASH USED IN INVESTING ACTIVITIES	(3,230)	(7,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	91,915	83,781
Net decrease in borrowed funds	(40,004)	(37,000)
Dividends paid on common stock	(194)	(189)
Dividends paid on preferred stock	(85)	(86)
Repurchase of restricted stock for payment of taxes	(92)	(64)
Repurchase of shares issued in BCB acquisition	(36)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,504	46,442

NET INCREASE IN CASH	49,856	42,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,618	39,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,474	$81,978

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	892	672
CASH PAYMENTS FOR INCOME TAXES	2,206	275
LOANS TRANSFERRED TO OTHER REAL ESTATE	506	1,297
ISSUANCE OF RESTRICTED STOCK GRANTS	67	57

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At March 31, 2015, the Company had approximately $1.1 billion in assets, $712.1 million in net loans, $984.6 million in deposits, and $98.8 million in stockholders' equity. For the three months ended March 31, 2015, the Company reported net income of $2.0 million ($1.9 million applicable to common stockholders).

In the first quarter of 2015, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

BCB Holding Company, Inc.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc., an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provided that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First, A National Banking Association (“Bank Merger”). Subject to the terms and conditions of the Agreement, which was approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights received (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share which may be received in cash or the Company common stock provided that at least 30% of the aggregate consideration paid to such shareholders is in the Company common stock and one non-transferable contingent value right (“CVR”) of the CVR Consideration, and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors. The Company redeemed in full a note payable by BCB to Alostar Bank, as well as the preferred stock issued under the U.S. Treasury’s Capital Purchase Program. The total consideration to be paid in connection with the acquisition will range between approximately $6.2 million and $6.6 million depending upon the payout of the CVR, as well as the price of the Company common stock on the closing of the transaction, which is subject to a cap and a collar regarding its price. An estimated liability of $174,000 has been accrued for the CVR.

As of the closing on July 1, 2014, the Company and BCB entered into an agreement and plan of merger pursuant to which BCB’s wholly-owned subsidiary, Bay Bank, was merged with and into the Company’s wholly-owned subsidiary, the Bank.

In connection with the acquisition, the Company recorded $1.7 million of goodwill and $.2 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $40.1 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjusted to market interest rates and liquidity adjustments.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows(dollars in thousands):

Purchase price:
Cash and fair value of common stock	$6,300
Total purchase price	6,300
Identifiable assets:
Cash and due from banks	8,307
Investments	23,423
Loans and leases	38,393
Other Real Estate	571
Core deposit intangible	225
Personal and real property	3,670
Deferred tax asset	2,502
Other assets	305
Total assets	77,396
Liabilities and equity:
Deposits	59,321
Borrowed funds	13,104
Other liabilities	326
Total liabilities	72,751
Net assets acquired	4,645
Goodwill resulting from acquisition	$1,655

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2015, are as follows:

(dollars in thousands):

Outstanding principal balance	$33,172
Carrying amount	31,402

NOTE D – PREFERRED STOCK AND WARRANT

Pursuant to the terms of the letter agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company issued 17,123 CDCI Preferred Shares.

The Letter Agreement contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2011-2014) and on the Company’s ability to repurchase its common stock in the event of a non-payment of our dividend, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company. The CDCI Preferred Shares entitle the holder to an annual dividend of 2% for 8 years of the liquidation value of the shares, payable quarterly in arrears.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	March 31, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,944,000	5,358,576	$0.36

Effect of dilutive shares:
Restricted stock grants		56,524

Diluted per share	$1,944,000	5,415,100	$0.36

	For the Three Months Ended
	March 31, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,321,000	5,140,500	$0.26

Effect of dilutive shares:
Restricted stock grants		49,429

Diluted per share	$1,321,000	5,189,929	$0.25

The Company granted 6,300 shares of restricted stock in the fourth quarter of 2014, and 67,077 shares of restricted stock in the first quarter of 2015.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$21,904	$-	$21,904	$-
Municipal securities	101,437	-	101,437	-
Mortgage-backed securities	93,692	-	93,692	-
Corporate obligations	28,840	-	26,024	2,816
Other	969	969	-	-
Total	$246,842	$969	$243,057	$2,816

December 31, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$27,372	$-	$27,372	$-
Municipal securities	104,582	-	104,582	-
Mortgage-backed securities	93,036	-	93,036	-
Corporate obligations	28,784	-	25,983	2,801
Other	972	972	-	-
Total	$254,746	$972	$250,973	$2,801

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued Trust Preferred Securities
(Dollars in thousands)	2015	2014
Balance, January 1	$2,801	$2,798
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings	-	-
Unrealized gain included in comprehensive income	15	3
Balance at March 31, 2015 and December 31, 2014	$2,816	$2,801

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

March 31, 2015	2,816	Discounted cash flow	Probability of default	.82% - 2.52%
December 31, 2014	2,801	Discounted cash flow	Probability of default	.79% - 2.49%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2015, amounted to $4.6 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2015 and December 31, 2014.

($ in thousands)

March 31, 2015

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,623	$-	$8,623	$-

Other real estate owned	4,598	-	4,598	-

December 31, 2014

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,560	$-	$9,560	$-

Other real estate owned	4,655	-	4,655	-

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

As of March 31, 2015 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$94,474	$94,474	$94,474	$-	$-
Securities available-for-sale	246,842	246,842	969	243,057	2,816
Securities held-to-maturity	7,829	9,385	-	9,385	-
Other securities	7,235	7,235	-	7,235	-
Loans, net	712,088	728,369	-	-	728,369
Bank-owned life insurance	14,569	14,569	-	14,569	-

Liabilities:
Noninterest-bearing deposits	$203,766	$203,766	$-	$203,766	$-
Interest-bearing deposits	780,877	780,351	-	780,351	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	49,446	49,446	-	49,446	-

As of December 31, 2014 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$44,618	$44,618	$44,618	$-	$-
Securities available-for-sale	254,746	254,746	972	250,973	2,801
Securities held-to-maturity	8,193	9,994	-	9,994	-
Other securities	7,235	7,235	-	7,235	-
Loans, net	700,539	715,849	-	-	715,849
Bank-owned life insurance	14,463	14,463	-	14,463	-

Liabilities:
Noninterest-bearing deposits	$201,362	$201,362	$-	$201,362	$-
Interest-bearing deposits	691,413	691,036	-	691,036	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	89,450	89,450	-	89,450	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At March 31, 2015 and December 31, 2014, average loans accounted for 69.5% and 69.8% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans held for sale	$1,657	0.2%	$2,103	0.3%
Commercial, financial and agricultural	110,806	15.5	106,109	15.0
Real Estate:
Mortgage-commercial	242,969	33.8	238,602	33.8
Mortgage-residential	254,844	35.5	256,406	36.3
Construction	93,168	13.0	84,935	12.0
Consumer and other	14,572	2.0	18,479	2.6
Total loans	718,016	100%	706,634	100%
Allowance for loan losses	(5,928)		(6,095)
Net loans	$712,088		$700,539

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

Three Months
Ended
March 31, 2015

Balance at beginning of period	$6,095
Loans charged-off:
Real Estate	(342)
Installment and Other	(25)
Commercial, Financial and Agriculture	-
Total	(367)
Recoveries on loans previously charged-off:
Real Estate	33
Installment and Other	11
Commercial, Financial and Agriculture	6
Total	50
Net charge-offs	(317)
Provision for Loan Losses	150
Balance at end of period	$5,928

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2015 and December 31, 2014.

Allocation of the Allowance for Loan Losses

	March 31, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$735	15.4%
Commercial Real Estate	2,715	58.2
Consumer Real Estate	1,487	23.7
Consumer	167	2.7
Unallocated	824	-
Total	$5,928	100%

	December 31, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$713	15.3%
Commercial Real Estate	3,355	57.9
Consumer Real Estate	1,852	24.2
Consumer	175	2.6
Unallocated	-	-
Total	$6,095	100%

The following table represents the Company’s impaired loans at March 31, 2015, and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,906	$4,702
Impaired loans with a valuation allowance	3,717	4,858
Total impaired loans	$8,623	$9,560
Allowance for loan losses on impaired loans at period End	936	968

Total nonaccrual loans	5,995	6,056

Past due 90 days or more and still accruing	426	669
Average investment in impaired loans	9,092	7,077

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Interest income recognized during impairment	$34	$-
Cash-basis interest income recognized	34	40

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2015 and 2014, was $94,000 and $33,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2015 and December 31, 2014.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2015 and December 31, 2014. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$8,352	$37	$234	$8,623
Collectively evaluated	578,368	19,367	110,001	707,736
Total	$586,720	$19,404	$110,235	$716,359

Allowance for Loan Losses
Individually evaluated	$892	$28	$16	$936
Collectively evaluated	3,311	963	718	4,992
Total	$4,203	$991	$734	$5,928

December 31, 2014

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,282	$38	$240	$9,560
Collectively evaluated	568,952	18,610	107,409	694,971
Total	$578,234	$18,648	$107,649	$704,531

Allowance for Loan Losses
Individually evaluated	$922	$29	$17	$968
Collectively evaluated	4,285	146	696	5,127
Total	$5,207	$175	$713	$6,095

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2015 and December 31, 2014. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2015, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2015

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$9	$9	$-	$5	$-
Commercial real estate	4,622	4,622	-	4,644	6
Consumer real estate	266	266	-	146	-
Consumer installment	9	9	-	9	-
Total	$4,906	$4,906	$-	$4,804	$6

Impaired loans with a related allowance:
Commercial installment	$234	$234	$16	$237	$2
Commercial real estate	2,494	2,494	390	2,526	23
Consumer real estate	961	961	502	1,497	3
Consumer installment	28	28	28	28	-
Total	$3,717	$3,717	$936	$4,288	$28

Total Impaired Loans:
Commercial installment	$243	$243	$16	$242	$2
Commercial real estate	7,116	7,116	390	7,170	29
Consumer real estate	1,227	1,227	502	1,643	3
Consumer installment	37	37	28	37	-
Total Impaired Loans	$8,623	$8,623	$936	$9,092	$34

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-4, Receivables – Troubled Debt Restructuring by Creditors. As of March 31, 2015, the Company had $1.7 million of foreclosed residential real estate property obtained by physical possession and no consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2014

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$50	$-
Commercial real estate	4,665	4,665	-	2,654	142
Consumer real estate	27	27	-	179	-
Consumer installment	10	10	-	11	-
Total	$4,702	$4,702	$-	$2,894	$142

Impaired loans with a related allowance:
Commercial installment	$240	$240	$18	$189	$20
Commercial real estate	2,558	2,558	315	2,415	59
Consumer real estate	2,032	2,032	607	1,546	33
Consumer installment	28	28	28	33	2
Total	$4,858	$4,858	$968	$4,183	$114

Total Impaired Loans:
Commercial installment	$240	$240	$18	$239	$20
Commercial real estate	7,223	7,223	315	5,069	201
Consumer real estate	2,059	2,059	607	1,725	33
Consumer installment	38	38	28	44	2
Total Impaired Loans	$9,560	$9,560	$968	$7,077	$256

Loans acquired with deteriorated credit quality are those purchased in the BCB Holding Company, Inc. acquisition (See Note C -Business Combination for further information). These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the BCB acquisition as of July 1, 2014, the closing date of the transaction:

	December 31, 2014
	(In thousands)
	Commercial, financial and agricultural	Mortgage- Commercial	Mortgage- Residential	Commercial and other	Total
Contractually required payments	$1,519	$29,648	$7,933	$976	$40,076
Cash flows expected to be collected	1,570	37,869	9,697	1,032	50,168
Fair value of loans acquired	1,513	28,875	7,048	957	38,393

Total outstanding acquired impaired loans were $3,413,818 as of March 31, 2015 and $3,480,190 as of December 31, 2014. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at March 31, 2015 and December 31, 2014: (in thousands)

	March 31, 2015		December 31, 2014
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,417	$2,063	$-	$-
Additions due to BCB acquisition on July 1, 2014	-	-	1,603	2,325
Accretion	-	-	(186)	186
Payments received, net	-	(66)	-	(448)
Balance at end of period	$1,417	$1,997	$1,417	$2,063

The following tables provide detail of troubled debt restructurings (TDRs) at March 31, 2015.

For the Three Months Ending March 31, 2015

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	$-
Total	$-	$-	-	$-

During the three month period ending March 31, 2015, there were no loans modified as TDR.

The balance of troubled debt restructurings (TDRs) at March 31, 2015 and December 31, 2014 was $6.7 million and $6.8 million, respectively, calculated for regulatory reporting purposes. As of March 31, 2015, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at March 31, 2015 and December 31, 2014:

(in thousands)

	March 31, 2015

	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$229	$-	$-	$-	$229
Commercial real estate	1,680	-	-	2,695	4,375
Consumer real estate	711	-	-	1,273	1,984
Consumer installment	9	-	-	94	103
Total	$2,629	$-	$-	$4,062	$6,691
Allowance for loan losses	$108	$-	$-	$192	$300

(in thousands)

	December 31, 2014
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$233	$-	$-	$-	$233
Commercial real estate	1,685	-	-	2,729	4,414
Consumer real estate	952	622	-	449	2,023
Consumer installment	10	-	-	103	113
Total	$2,880	$622	$-	$3,281	$6,783
Allowance for loan losses	$120	$11	$103	$-	$234

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$361	$365	$2,712	$3,438	$93,168
Real Estate-mortgage	1,355	61	2,089	3,505	254,844
Real Estate-non farm non residential	706	-	1,092	1,798	242,969
Commercial	82	-	65	147	110,806
Consumer	63	-	37	100	14,572
Total	$2,567	$426	$5,995	$8,988	$716,359

	December 31, 2014
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$428	$-	$2,747	$3,175	$84,935
Real Estate-mortgage	3,208	208	2,164	5,580	256,406
Real Estate-non farm non residential	3,408	461	1,102	4,971	238,601
Commercial	29	-	5	34	106,109
Consumer	90	-	38	128	18,480
Total	$7,163	$669	$6,056	$13,888	$704,531

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

March 31, 2015

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$395,935	$168,067	$19,321	$109,782	$693,105
Special Mention	4,606	189	-	365	5,160
Substandard	16,497	1,824	83	120	18,524
Doubtful	-	-	-	-	-
Subtotal	417,038	170,080	19,404	110,267	716,789
Less:
Unearned discount	318	80	-	32	430
Loans, net of unearned discount	$416,720	$170,000	$19,404	$110,235	$716,359

December 31, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$388,568	$167,827	$18,558	$107,126	$682,079
Special Mention	4,756	191	-	498	5,445
Substandard	14,727	2,567	90	63	17,447
Doubtful	-	-	-	-	-
Subtotal	408,051	170,585	18,648	107,687	704,971
Less:
Unearned discount	320	82	-	38	440
Loans, net of unearned discount	$407,731	$170,503	$18,648	$107,649	$704,531

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2015, follows:

($ in thousands)

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$21,664	$248	$8	$21,904
Tax-exempt and taxable obligations of states and municipal subdivisions	98,483	3,021	67	101,437
Mortgage-backed securities	91,736	2,007	51	93,692
Corporate obligations	29,837	241	1,238	28,840
Other	1,255	-	286	969
Total	$242,975	$5,517	$1,650	$246,842
Held-to-maturity securities:
Mortgage-backed securities	$1,829	$52	$-	$1,881
Taxable obligations of states and municipal subdivisions	6,000	1,504	-	7,504
Total	$7,829	$1,556	$-	$9,385

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the most recent 72 months loss history is utilized in determining the appropriate allowance. Historical loss factors are determined by risk rated loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committee, and data and guidance received or obtained from the Company’s regulatory authorities.

The second part of the allowance is determined in accordance with authoritative guidance regarding loan impairment. Impaired loans are determined based upon a review by internal loan review and senior management.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has been notified that it is more likely than not that the Company should expect a recovery on a previously charged-off loan of $941,000 during 2015.

NOTE K – RECLASSIFICATION

Certain amounts in the 2014 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company. The First reported total assets of $1.1 billion at March 31, 2015, compared to $1.1 billion at December 31, 2014, an increase of $51 million. Loans increased $11.4 million, or 1.6%, during the first three months of 2015. Deposits at March 31, 2015, totaled $985 million compared to $893 million at December 31, 2014. For the three month period ended March 31, 2015, The First reported net income of $2.2 million compared to $1.6 million for the three months ended March 31, 2014.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2015, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2015, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$2,567
Past due 90 days or more and still accruing	426

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $6.0 million at March 31, 2015, a decrease of $.1 million from December 31, 2014. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.6 million at March 31, 2015. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2015, the Bank had $6.7 million in loans that were modified as troubled debt restructurings, of which $2.6 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $94.5 million as of March 31, 2015. In addition, loans and investment securities repricing or maturing within one year or less exceeded $206 million at March 31, 2015. Approximately $118 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $1.0 million at March 31, 2015.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2015, was $98.8 million, or approximately 8.6% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2015, were as follows:

Tier 1 leverage	8.42%
Tier 1 risk-based	12.30%
Total risk-based	13.08%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $2,029,000 for the three months ended March 31, 2015, compared with consolidated net income of $1,427,000 for the same period last year.

Net interest income increased to $8.9 million from $7.8 million for the three months ended March 31, 2015, or an increase of 13.5% as compared to the same period in 2014. Quarterly average earning assets at March 31, 2015, increased $147.9 million, or 17.0% and quarterly average interest-bearing liabilities also increased $129.6 million or 18.5% when compared to March 31, 2014.

Noninterest income for the three months ended March 31, 2015, was $1,850,000 compared to $1,672,000 for the same period in 2014, reflecting an increase of $178,000 or 10.6%. Slight increases in service charges and interchange fee income accounted for this increase.

The provision for loan losses was $150,000 for the three months ended March 31, 2015, compared with $358,000 for the same period in 2014. The allowance for loan losses of $5.9 million at March 31, 2015 (approximately .83% of total loans and .94% of loans excluding those booked at fair value due to the business combination) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $.6 million or 8.2% for the three months ended March 31, 2015, when compared with the same period in 2014. A majority of this increase can be attributed to the expansion into Baton Rouge and the acquisition of Bay Bank.

ITEM NO. 3.   CONTROLS AND PROCEDURES

As of March 31, 2015, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of ASU 2015-02 on its accounting and disclosures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2014. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2015.

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 3.	REMOVED AND RESERVED

ITEM 4.	OTHER INFORMATION

Not Applicable

ITEM 5.	EXHIBITS

(a)	Exhibits

Exhibit No.

_________

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013(incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

______________

(b)	The Company filed one report on Form 8-K during the quarter ended March 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
May 12, 2015	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 12, 2015	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer

