Form 10-Q
period 2015-06-30
FIRST BANCSHARES INC /MS/
filed 2015-08-14
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2015

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

ON June 30, 2015, 5,400,909 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES ☐ NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$33,843	$30,333
Interest-bearing deposits with banks	22,333	13,899
Federal funds sold	5,845	386

Total cash and cash equivalents	62,021	44,618

Securities held-to-maturity, at amortized cost	7,651	8,193
Securities available-for-sale, at fair value	236,476	254,746
Other securities	5,787	7,235

Total securities	249,914	270,174

Loans held for sale	1,864	2,103
Loans	731,037	704,531
Allowance for loan losses	(6,419)	(6,095)

Loans, net	726,482	700,539

Premises and equipment	33,571	34,810
Interest receivable	3,628	3,659
Cash surrender value of life insurance	14,670	14,463
Goodwill	12,276	12,276
Other real estate owned	4,116	4,655
Other assets	10,970	8,574

TOTAL ASSETS	$1,117,648	$1,093,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$193,810	$201,362
Interest-bearing	768,289	691,413

TOTAL DEPOSITS	962,099	892,775

Interest payable	255	316
Borrowed funds	43,991	89,450
Subordinated debentures	10,310	10,310
Other liabilities	2,559	4,701

TOTAL LIABILITIES	1,019,214	997,552

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,400,909 shares issued at June 30, 2015; 10,000,000 shares authorized and 5,342,670 shares issued at December 31, 2014, respectively	5,401	5,343
Additional paid-in capital	44,294	44,421
Retained earnings	31,613	27,975
Accumulated other comprehensive income	467	1,818
Treasury stock, at cost, 26,494 shares at June 30, 2015 and at December 31, 2014	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	98,434	96,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,648	$1,093,768

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

INTEREST INCOME:
Interest and fees on loans	$8,532	$7,091	$16,680	$14,095
Interest and dividends on securities:
Taxable interest and dividends	1,010	956	2,021	1,859
Tax exempt interest	464	497	965	1,026
Interest on federal funds sold	16	30	39	41

TOTAL INTEREST INCOME	10,022	8,574	19,705	17,021

INTEREST EXPENSE:
Interest on deposits	658	584	1,290	1,050
Interest on borrowed funds	148	142	320	299

TOTAL INTEREST EXPENSE	806	726	1,610	1,349

NET INTEREST INCOME	9,216	7,848	18,095	15,672

PROVISION FOR LOAN LOSSES	-	277	150	635

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,216	7,571	17,945	15,037

OTHER INCOME:
Service charges on deposit accounts	1,097	1,053	2,148	2,037
Other service charges and fees	757	1,002	1,556	1,690

TOTAL OTHER INCOME	1,854	2,055	3,704	3,727

OTHER EXPENSES:
Salaries and employee benefits	4,613	4,260	9,239	8,357
Occupancy and equipment	1,137	1,242	2,246	2,462
Other	2,342	1,882	4,425	3,792

TOTAL OTHER EXPENSES	8,092	7,384	15,910	14,611

INCOME BEFORE INCOME TAXES	2,978	2,242	5,739	4,153

INCOME TAXES	793	629	1,525	1,113

NET INCOME	2,185	1,613	4,214	3,040

PREFERRED STOCK ACCRETION AND DIVIDENDS	86	86	171	192

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,099	$1,527	$4,043	$2,848

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.39	$0.30	$0.75	$0.55
DILUTED	0.39	0.29	0.75	0.55
DIVIDENDS PER SHARE – COMMON	0.0375	.0375	.075	.075

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income per consolidated statements of income	$2,185	$1,613	$4,214	$3,040
Other Comprehensive Income(Loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(3,135)	1,144	(2,011)	2,893
Unrealized holding gains (losses) on loans held for sale	(56)	56	(39)	101
Income tax benefit (expense)	1,088	(390)	699	(1,018)
Other Comprehensive Income (Loss)	(2,103)	810	(1,351)	1,976

Comprehensive Income	$82	$2,423	$2,863	$5,016

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	3,040	-	-	3,040
Other comprehensive income	-	-	-	-	-	1,976	-	1,976
Accretion and dividends on preferred stock	-	20	-	-	(191)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(386)	-	-	(386)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(79)	-	-	-	(85)
Restricted stock grant	63	-	-	(63)	-	-	-	-
Compensation expense	-	-	-	295	-	-	-	295
Balance, June 30, 2014	$5,180	$17,123	$284	$41,955	$24,972	$727	$(464)	$89,777

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income					4,214			4,214
Other comprehensive income						(1,351)	-	(1,351)
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(405)	-	-	(405)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	362	-	-	-	362
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Repurchase warrants	-	-	(284)	(19)	-	-	-	(303)
Balance, June 30, 2015	$5,401	$17,123	$-	$44,294	$31,613	$467	$(464)	$98,434

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$4,214	$3,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,642	1,096
Provision for loan losses	150	635
Loss on sale/writedown of ORE	129	195
Gain on sale of bank premises	(119)	-
Restricted stock expense	362	295
Increase in cash value of life insurance	(207)	(158)
Federal Home Loan Bank stock dividends	(4)	(2)
Changes in:
Interest receivable	31	(82)
Loans held for sale, net	183	566
Interest payable	(61)	(103)
Other, net	(3,895)	(1,505)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,425	3,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	28,281	19,633
Purchases of securities available-for-sale and held-to-maturity securities	(11,496)	(37,452)
Net redemptions of other securities	1,451	1,409
Net increase in loans	(26,766)	(28,912)
Purchase of bank owned life insurance	-	(7,500)
Proceeds from sale of bank premises	949	-
Net increase in premises and equipment	(408)	(17)
NET CASH USED IN INVESTING ACTIVITIES	(7,989)	(52,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	69,417	104,185
Net decrease in borrowed funds	(45,459)	(38,500)
Dividends paid on common stock	(389)	(376)
Dividends paid on preferred stock	(171)	(171)
Repurchase of restricted stock for payment of taxes	(92)	(85)
Repurchase of shares issued in BCB acquisition	(36)	-
Repurchase of warrants	(303)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,967	65,053

NET INCREASE IN CASH	17,403	16,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,618	39,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,021	$55,443

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	1,764	926
CASH PAYMENTS FOR INCOME TAXES	3,305	275
LOANS TRANSFERRED TO OTHER REAL ESTATE	506	1,354
ISSUANCE OF RESTRICTED STOCK GRANTS	67	63

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At June 30, 2015, the Company had approximately $1.1 billion in assets, $726.5 million in net loans, $962.1 million in deposits, and $98.4 million in stockholders' equity. For the six months ended June 30, 2015, the Company reported net income of $4.2 million ($4.0 million applicable to common stockholders).

In the first quarter and second quarter of 2015, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

BCB Holding Company, Inc.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with BCB Holding Company, Inc., an Alabama corporation (“BCB”) and parent of Bay Bank, Mobile, Alabama. The Agreement provided that, upon the terms and subject to the conditions set forth in the Agreement, BCB will merge with and into the Company (the “Merger”) and Bay Bank will merge with and into The First, A National Banking Association (“Bank Merger”). Subject to the terms and conditions of the Agreement, which was approved by the Boards of Directors of the Company and BCB, each outstanding share of BCB common stock, other than shares held by the Company or BCB, or, shares with respect to which the holders thereof have perfected dissenters’ rights received (i) for the BCB common stock that was outstanding prior to August 1, 2013, $3.60 per share and one non-transferable contingent value right (“CVR”) of the CVR Consideration, and (ii) for the BCB common stock that was issued on August 1, 2013, $2.25 per share in cash. Each CVR is eligible to receive a cash payment equal to up to $0.40, with the exact amount based on the resolution of certain identified BCB loans over a three-year period following the closing of the transaction. Payout of the CVR will be overseen by a special committee of the Company’s Board of Directors. The total consideration to be paid in connection with the acquisition will range between approximately $6.2 million and $6.6 million depending upon the payout of the CVR. An estimated liability of $174,000 has been accrued for the CVR and a payment of $8 thousand dollars was made during the second quarter of 2015, leaving an accrual of $166,000.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2015, are as follows: (dollars in thousands):

Outstanding principal balance	$31,612
Carrying amount	29,915

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

Pursuant to the terms of the letter agreement between the Company and the United States Department of the Treasury, the Company redeemed the warrant to purchase up to 54,705 shares of the Company’s common stock. In connection with this redemption, on May 13, 2015, the Company paid Treasury an aggregate redemption price of $302,410.

NOTE E — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	June 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,099,000	5,374,415	$0.39

Effect of dilutive shares:
Restricted stock grants		57,747

Diluted per share	$2,099,000	5,432,162	$0.39

	For the Six Months Ended
	June 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$4,043,000	5,366,495	$0.75

Effect of dilutive shares:
Restricted stock grants		57,747

Diluted per share	$4,043,000	5,424,242	$0.75

	For the Three Months Ended
	June 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,527,000	5,152,784	$.30

Effect of dilutive shares:
Restricted stock grants		37,792

Diluted per share	$1,527,000	5,190,576	$.29

	For the Six Months Ended
	June 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,848,000	5,142,227	$.55

Effect of dilutive shares:
Restricted stock grants		37,792

Diluted per share	$2,848,000	5,180,019	$.55

The Company granted 67,077 shares of restricted stock in the first quarter of 2015 and -0- shares during the second quarter of 2015.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$20,149	$-	$20,149	$-
Municipal securities	95,923	-	95,923	-
Mortgage-backed securities	93,623	-	93,623	-
Corporate obligations	25,812	-	23,119	2,693
Other	969	969	-	-
Total	$236,476	$969	$232,814	$2,693

December 31, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$27,372	$-	$27,372	$-
Municipal securities	104,582	-	104,582	-
Mortgage-backed securities	93,036	-	93,036	-
Corporate obligations	28,784	-	25,983	2,801
Other	972	972	-	-
Total	$254,746	$972	$250,973	$2,801

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2015	2014
Balance, January 1	$2,801	$2,798
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	(108)	3
Balance at June 30, 2015 and December 31, 2014	$2,693	$2,801

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

June 30, 2015	2,693	Discounted cash flow	Probability of default	.83% - 2.53%

December 31, 2014	2,801	Discounted cash flow	Probability of default	.79% - 2.49%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2015, amounted to $4.1 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2015 and December 31, 2014.

($ in thousands)

June 30, 2015

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,121	$-	$9,121	$-

Other real estate owned	4,116	-	4,116	-

December 31, 2014

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,560	$-	$9,560	$-

Other real estate owned	4,655	-	4,655	-

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

As of June 30, 2015 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$62,021	$62,021	$62,021	$-	$-
Securities available-for- sale	236,476	236,476	969	232,814	2,693
Securities held- to-maturity	7,651	8,971	-	8,971	-
Other securities	5,787	5,787	-	5,787	-
Loans, net	726,482	742,532	-	-	742,532
Bank-owned life insurance	14,670	14,670	-	14,670	-

Liabilities:
Noninterest-bearing deposits	$193,810	$193,810	$-	$193,810	$-
Interest-bearing deposits	768,289	767,826	-	767,826	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	43,991	43,991	-	43,991	-

As of December 31, 2014 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$44,618	$44,618	$44,618	$-	$-
Securities available-for- sale	254,746	254,746	972	250,973	2,801
Securities held- to-maturity	8,193	9,994	-	9,994	-
Other securities	7,235	7,235	-	7,235	-
Loans, net	700,539	715,849	-	-	715,849
Bank-owned life insurance	14,463	14,463	-	14,463	-

Liabilities:
Noninterest- bearing deposits	$201,362	$201,362	$-	$201,362	$-
Interest-bearing deposits	691,413	691,036	-	691,036	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	89,450	89,450	-	89,450	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. At June 30, 2015 and December 31, 2014, average loans accounted for 71.5% and 67.8% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$1,864	0.3%	$2,103	0.3%
Commercial, financial and agricultural	116,352	15.9	106,109	15.0
Real Estate:
Mortgage-commercial	245,537	33.5	238,602	33.8
Mortgage-residential	259,610	35.4	256,406	36.3
Construction	93,152	12.7	84,935	12.0
Consumer and other	16,386	2.2	18,479	2.6
Total loans	732,901	100%	706,634	100%
Allowance for loan losses	(6,419)		(6,095)
Net loans	$726,482		$700,539

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015

Balance at beginning of period	$5,928	$6,095
Loans charged-off:
Real Estate	(7)	(349)
Installment and Other	(38)	(63)
Commercial, Financial and Agriculture	-	-
Total	(45)	(412)
Recoveries on loans previously charged-off:
Real Estate	520	553
Installment and Other	13	24
Commercial, Financial and Agriculture	3	9
Total	536	586
Net recoveries	491	174
Provision for Loan Losses	-	150
Balance at end of period	$6,419	$6,419

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2015 and December 31, 2014.

Allocation of the Allowance for Loan Losses

	June 30, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$830	15.7%
Commercial Real Estate	2,788	58.1
Consumer Real Estate	1,512	23.4
Consumer	148	2.7
Unallocated	1,141	.1
Total	$6,419	100%

	December 31, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$713	15.3%
Commercial Real Estate	3,355	57.9
Consumer Real Estate	1,852	24.2
Consumer	175	2.6
Unallocated	-	-
Total	$6,095	100%

The following table represents the Company’s impaired loans at June 30, 2015, and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,622	$4,702
Impaired loans with a valuation allowance	4,499	4,858
Total impaired loans	$9,121	$9,560
Allowance for loan losses on impaired loans at period end	1,008	968

Total nonaccrual loans	6,513	6,056

Past due 90 days or more and still accruing	92	669
Average investment in impaired loans	9,101	7,077

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Interest income recognized during impairment	-	-
Cash-basis interest income recognized	36	70

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2015 was $105,000 and $199,000, respectively, and $64,000 and $97,000 for the three months and six months ended June 30, 2014. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2015 and December 31, 2014.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2015 and December 31, 2014. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$8,811	$35	$275	$9,121
Collectively evaluated	587,022	19,840	115,054	721,916
Total	$595,833	$19,875	$115,329	$731,037

Allowance for Loan Losses
Individually evaluated	$958	$27	$23	$1,008
Collectively evaluated	3,342	1,262	807	5,411
Total	$4,300	$1,289	$830	$6,419

December 31, 2014

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,282	$38	$240	$9,560
Collectively evaluated	568,952	18,610	107,409	694,971
Total	$578,234	$18,648	$107,649	$704,531

Allowance for Loan Losses
Individually evaluated	$922	$29	$17	$968
Collectively evaluated	4,285	146	696	5,127
Total	$5,207	$175	$713	$6,095

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2015 and December 31, 2014. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2015, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2015

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$2	$-
Commercial real estate	4,343	4,343	-	4,544	13
Consumer real estate	271	271	-	188	-
Consumer installment	8	8	-	9	-
Total	$4,622	$4,622	$-	$4,743	$13

Impaired loans with a related allowance:
Commercial installment	$275	$275	$23	$250	$7
Commercial real estate	3,244	3,244	454	2,765	44
Consumer real estate	953	953	504	1,315	6
Consumer installment	27	27	27	28	-
Total	$4,499	$4,499	$1,008	$4,358	$57

Total Impaired Loans:
Commercial installment	$275	$275	$23	$252	$7
Commercial real estate	7,587	7,587	454	7,309	57
Consumer real estate	1,224	1,224	504	1,503	6
Consumer installment	35	35	27	37	-
Total Impaired Loans	$9,121	$9,121	$1,008	$9,101	$70

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-4, Receivables – Troubled Debt Restructuring by Creditors. As of June 30, 2015, the Company had $1.5 million of foreclosed residential real estate property obtained by physical possession and no consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

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

Total outstanding acquired impaired loans were $3,269,204 as of June 30, 2015 and $3,480,190 as of December 31, 2014. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at June 30, 2015 and December 31, 2014: (in thousands)

	June 30, 2015		December 31, 2014
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,417	$2,063	$-	$-
Additions due to BCB acquisition on July 1, 2014	-	-	1,603	2,325
Accretion	(70)	70	(186)	186
Payments received, net	-	(211)	-	(448)
Balance at end of period	$1,347	$1,922	$1,417	$2,063

The following tables provide detail of troubled debt restructurings (TDRs) at June 30, 2015.

For the Three Months Ending June 30, 2015

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$-	$-	$-	$-

For the Six Months Ending June 30, 2015

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$-	$-	$-	$-

During the three month period ending June, 2015, there were no loans modified as TDR.

The balance of troubled debt restructurings (TDRs) at June 30, 2015 and December 31, 2014 was $6.6 million and $6.8 million, respectively, calculated for regulatory reporting purposes. As of June 30, 2015, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at June 30, 2015 and December 31, 2014:

(in thousands)

	June 30, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$221	$-	$-	$55	$276
Commercial real estate	1,674	-	-	2,642	4,316
Consumer real estate	704	-	-	1,253	1,957
Consumer installment	9	-	-	32	41
Total	$2,608	$-	$-	$3,982	$6,590
Allowance for loan losses	$107	$-	$-	$190	$297

(in thousands)

	December 31, 2014
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$233	$-	$-	$-	$233
Commercial real estate	1,685	-	-	2,729	4,414
Consumer real estate	952	622	-	449	2,023
Consumer installment	10	-	-	103	113
Total	$2,880	$622	$-	$3,281	$6,783
Allowance for loan losses	$120	$11	$103	$-	$234

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$323	$-	$3,246	$3,569	$93,152
Real Estate-mortgage	838	92	2,059	2,989	259,610
Real Estate-non farm non residential	1,985	-	1,064	3,049	245,537
Commercial	500	-	109	609	116,352
Consumer	51	-	35	86	16,386
Total	$3,697	$92	$6,513	$10,302	$731,037

	December 31, 2014
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$428	$-	$2,747	$3,175	$84,935
Real Estate-mortgage	3,208	208	2,164	5,580	256,406
Real Estate-non farm non residential	3,408	461	1,102	4,971	238,601
Commercial	29	-	5	34	106,109
Consumer	90	-	38	128	18,480
Total	$7,163	$669	$6,056	$13,888	$704,531

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

June 30, 2015

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$403,194	$169,139	$19,791	$114,527	$706,651
Special Mention	4,443	187	-	170	4,800
Substandard	17,328	1,921	84	659	19,992
Doubtful	-	-	-	-	-
Subtotal	424,965	171,247	19,875	115,356	731,443
Less:
Unearned discount	301	78	-	27	406

Loans, net of unearned discount	$424,664	$171,169	$19,875	$115,329	$731,037

December 31, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$388,568	$167,827	$18,558	$107,126	$682,079
Special Mention	4,756	191	-	498	5,445
Substandard	14,727	2,567	90	63	17,447
Doubtful	-	-	-	-	-
Subtotal	408,051	170,585	18,648	107,687	704,971
Less:
Unearned discount	320	82	-	38	440

Loans, net of unearned discount	$407,731	$170,503	$18,648	$107,649	$704,531

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2015, follows:

($ in thousands)

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$20,057	$105	$13	$20,149
Tax-exempt and taxable obligations of states and municipal subdivisions	94,656	1,805	538	95,923
Mortgage-backed securities	92,862	1,195	434	93,623
Corporate obligations	26,914	130	1,232	25,812
Other	1,255	-	286	969
Total	$235,744	$3,235	$2,503	$236,476
Held-to-maturity securities:
Mortgage-backed securities	$1,651	$14	$-	$1,665
Taxable obligations of states and municipal subdivisions	6,000	1,306	-	7,306
Total	$7,651	$1,320	$-	$8,971

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has been notified that it is more likely than not that the Company should expect a recovery on a previously charged-off loan of $941,000 during 2015. During the second quarter, the first installment payment of $481,000 was received.

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

The First represents the primary asset of the Company. The First reported total assets of $1.1 billion at June 30, 2015, compared to $1.1 billion at December 31, 2014, an increase of $23.6 million. Loans increased $26.3 million, or 3.7%, during the first six months of 2015. Deposits at June 30, 2015, totaled $962 million compared to $893 million at December 31, 2014. For the six month period ended June 30, 2015, The First reported net income of $4.6 million compared to $3.3 million for the six months ended June 30, 2014.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2015, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2015, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,697
Past due 90 days or more and still accruing	92

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $6.5 million at June 30, 2015, an increase of $.5 million from December 31, 2014. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.1 million at June 30, 2015. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2015, the Bank had $6.6 million in loans that were modified as troubled debt restructurings, of which $2.6 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $62.0 million as of June 30, 2015. In addition, loans and investment securities repricing or maturing within one year or less exceeded $205.1 million at June 30, 2015. Approximately $150.9 million in loan commitments could fund within the next six months and other commitments, primarily standby letters of credit, totaled $.8 million at June 30, 2015.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2015, was $98.4 million, or approximately 8.8% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2015, were as follows:

Tier 1 leverage	8.43%
Tier 1 risk-based	11.48%
Total risk-based	12.27%
Common equity Tier 1	8.24%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $2,185,000 for the three months ended June 30, 2015, compared with consolidated net income of $1,613,000 for the same period last year.

Net interest income increased to $9.2 million from $7.8 million for the three months ended June 30, 2015, or an increase of 17.4% as compared to the same period in 2014. Quarterly average earning assets at June 30, 2015, increased $100.5 million, or 10.9% and quarterly average interest-bearing liabilities also increased $79.1 million or 10.7% when compared to June 30, 2014.

Noninterest income for the three months ended June 30, 2015, was $1,854,000 compared to $2,055,000 for the same period in 2014, reflecting a decrease of $201,000 or 9.8%. During the second quarter of 2014, a gain of $0.3 million was realized on the sale of securities which attributed to the decrease in quarterly comparison.

The provision for loan losses was $0 for the three months ended June 30, 2015, compared with $277,000 for the same period in 2014. The allowance for loan losses of $6.4 million at June 30, 2015 (approximately .88% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $.7 million or 9.6% for the three months ended June 30, 2015, when compared with the same period in 2014. A majority of this increase can be attributed to the acquisition of Bay Bank that occurred at the beginning of the third quarter of 2014.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $4,214,000 for the six months ended June 30, 2015, compared with consolidated net income of $3,040,000 for the same period last year.

Net interest income increased to $18.1 million from $15.7 million for the six months ended June 30, 2015, or an increase of 15.5% as compared to the same period in 2014. Quarterly average earning assets at June 30, 2015, increased $100.5 million, or 10.9% and quarterly average interest-bearing liabilities also increased $79.1 million or 10.7% when compared to June 30, 2014.

Noninterest income for the six months ended June 30, 2015, was $3,704,000 compared to $3,727,000 for the same period in 2014, reflecting a slight decrease of $23,000 or .6%. During the second quarter of 2014, a gain of $0.3 million was realized on the sale of securities which attributed to the decrease in the comparison with 2015.

The provision for loan losses was $150,000 for the six months ended June 30, 2015, compared with $635,000 for the same period in 2014. The allowance for loan losses of $6.4 million at June 30, 2015 (approximately .88% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1.3 million or 8.9% for the six months ended June 30, 2015, when compared with the same period in 2014. A majority of this increase can be attributed to the acquisition of Bay Bank that occurred at the beginning of the third quarter of 2014.

ITEM NO. 3.	CONTROLS AND PROCEDURES

As of June 30, 2015, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 3.	REMOVED AND RESERVED

ITEM 4.	OTHER INFORMATION

Not Applicable

ITEM 5.	EXHIBITS

(a)	Exhibits

Exhibit No.

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	The Company filed four reports on Form 8-K during the quarter ended June 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
August 14, 2015		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEEDEE LOWERY
August 14, 2015		DeeDee Lowery, Executive
(Date)		Vice President and Chief Financial Officer

