Form 10-Q
period 2015-09-30
FIRST BANCSHARES INC /MS/
filed 2015-11-16
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:        September 30, 2015

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

ON September 30, 2015, 5,403,159 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES  ☐   NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES  ☐   NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$28,547	$30,333
Interest-bearing deposits with banks	28,852	13,899
Federal funds sold	7,834	386

Total cash and cash equivalents	65,233	44,618

Securities held-to-maturity, at amortized cost	7,233	8,193
Securities available-for-sale, at fair value	239,631	254,746
Other securities	6,249	7,235

Total securities	253,113	270,174

Loans held for sale	1,058	2,103
Loans	746,588	704,531
Allowance for loan losses	(6,734)	(6,095)

Loans, net	740,912	700,539

Premises and equipment	33,610	34,810
Interest receivable	3,809	3,659
Cash surrender value of life insurance	14,771	14,463
Goodwill	12,276	12,276
Other real estate owned	4,104	4,655
Other assets	10,021	8,574

TOTAL ASSETS	$1,137,849	$1,093,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$187,542	$201,362
Interest-bearing	776,298	691,413

TOTAL DEPOSITS	963,840	892,775

Interest payable	232	316
Borrowed funds	58,986	89,450
Subordinated debentures	10,310	10,310
Other liabilities	2,859	4,701

TOTAL LIABILITIES	1,036,227	997,552

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,403,159 shares issued at Sept 30, 2015; 10,000,000 shares authorized and 5,342,670 shares issued at December 31, 2014, respectively	5,403	5,343
Additional paid-in capital	44,469	44,421
Retained earnings	33,554	27,975
Accumulated other comprehensive income	1,537	1,818
Treasury stock, at cost, 26,494 shares at
September 30, 2015 and at
December 31, 2014	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	101,622	96,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,137,849	$1,093,768

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

INTEREST INCOME:
Interest and fees on loans	$8,629	$8,059	$25,309	$22,154
Interest and dividends on securities:
Taxable interest and dividends	1,001	1,094	3,022	2,953
Tax exempt interest	437	529	1,402	1,555
Interest on federal funds sold	13	6	52	47

TOTAL INTEREST INCOME	10,080	9,688	29,785	26,709

INTEREST EXPENSE:
Interest on deposits	646	689	1,936	1,739
Interest on borrowed funds	147	144	467	443

TOTAL INTEREST EXPENSE	793	833	2,403	2,182

NET INTEREST INCOME	9,287	8,855	27,382	24,527

PROVISION FOR LOAN LOSSES	250	631	400	1,266

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,037	8,224	26,982	23,261

OTHER INCOME:
Service charges on deposit accounts	1,542	1,280	3,690	3,317
Other service charges and fees	440	741	1,996	2,431

TOTAL OTHER INCOME	1,982	2,021	5,686	5,748

OTHER EXPENSES:
Salaries and employee benefits	4,628	4,554	13,867	12,911
Occupancy and equipment	1,137	1,382	3,383	3,844
Other	2,212	2,135	6,637	5,927

TOTAL OTHER EXPENSES	7,977	8,071	23,887	22,682

INCOME BEFORE INCOME TAXES	3,042	2,174	8,781	6,327

INCOME TAXES	815	641	2,340	1,754

NET INCOME	2,227	1,533	6,441	4,573

PREFERRED STOCK ACCRETION AND DIVIDENDS	86	85	257	277

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,141	$1,448	$6,184	$4,296

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.40	$0.27	$1.15	$0.83
DILUTED	.39	0.27	1.14	0.82
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.1125	0.1125

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

Net income per consolidated statements of income	$2,227	$1,533	$6,441	$4,573
Other Comprehensive Income(Loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,579	574	(431)	3,467
Unrealized holding gains on loans held for sale	45	18	6	119
Income tax benefit (expense)	(554)	(205)	144	(1,223)
Other Comprehensive Income (Loss)	1,070	387	(281)	2,363

Comprehensive Income	$3,297	$1,920	$6,160	$6,936

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2014	$5,123	$17,103	$284	$41,802	$22,509	$(1,249)	$(464)	$85,108
Net income	-	-	-	-	4,573	-	-	4,573
Other comprehensive income	-	-	-	-	-	2,363	-	2,363
Accretion and dividends on preferred stock	-	20	-	-	(277)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(586)	-	-	(586)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(80)	-	-	-	(86)
Restricted stock grant	63	-	-	(63)	-	-	-	-
Compensation expense	-	-	-	455	-	-	-	455
Issuance of 158,083 common shares for BCB Holding	158	-	-	1,864	-	-	-	2,022
Balance, Sept. 30, 2014	$5,338	$17,123	$284	$43,978	$26,219	$1,114	$(464)	$93,592

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	6,441	-	-	6,441
Other comprehensive income	-	-	-	-	-	(281)	-	(281)
Dividends on preferred stock	-	-	-	-	(257)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(605)	-	-	(605)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	69	-	-	(69)	-	-	-	-
Compensation expense	-	-	-	539	-	-	-	539
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Repurchase warrants	-	-	(284)	(19)	-	-	-	(303)
Balance, Sept. 30, 2015	$5,403	$17,123	$-	$44,469	$33,554	$1,537	$(464)	$101,622

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$6,441	$4,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,416	1,697
Provision for loan losses	400	1,266
Loss on sale/writedown of ORE	142	299
Gain on sale of securities	-	(241)
Gain on sale of bank premises	(119)	(111)
Restricted stock expense	539	455
Increase in cash value of life insurance	(308)	(266)
Federal Home Loan Bank stock dividends	(7)	(2)
Changes in:
Interest receivable	(150)	(359)
Loans held for sale, net	1,051	30
Interest payable	(84)	(128)
Other, net	(2,884)	1,203
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,437	8,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Securities	-	10,942
Cash received in excess of cash paid for acquisition	-	4,270
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	35,135	30,485
Purchases of securities available-for-sale and held-to-maturity securities	(20,329)	(38,460)
Net redemptions of other securities	993	365
Net increase in loans	(42,179)	(49,102)
Purchase of bank owned life insurance	-	(7,500)
Proceeds from sale of bank premises	949	-
Net increase in premises and equipment	(860)	(391)
NET CASH USED IN INVESTING ACTIVITIES	(26,291)	(49,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	71,205	68,539
Net decrease in borrowed funds	(30,464)	(15,648)
Dividends paid on common stock	(584)	(570)
Dividends paid on preferred stock	(257)	(237)
Repurchase of restricted stock for payment of taxes	(92)	86
Repurchase of shares issued in BCB acquisition	(36)	-
Repurchase of warrants	(303)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,469	52,170

NET INCREASE IN CASH	20,615	11,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,618	39,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,233	$50,447

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	2,627	2,601
CASH PAYMENTS FOR INCOME TAXES	3,675	275
LOANS TRANSFERRED TO OTHER REAL ESTATE	506	1,972
ISSUANCE OF RESTRICTED STOCK GRANTS	2	63

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At September 30, 2015, the Company had approximately $1.1 billion in assets, $740.9 million in net loans, $963.8 million in deposits, and $101.6 million in stockholders' equity. For the nine months ended September 30, 2015, the Company reported net income of $6.4 million ($6.2 million applicable to common stockholders).

In the first, second and third quarters of 2015, the Company declared and paid a dividend of $.0375 per common share.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2015, are as follows: (dollars in thousands):

Outstanding principal balance	$28,841
Carrying amount	27,012

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

	For the Three Months Ended
	September 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,141,000	5,374,790	$0.40

Effect of dilutive shares:
Restricted stock grants		67,190

Diluted per share	$2,141,000	5,441,980	$0.39

	For the Nine Months Ended
	September 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$6,184,000	5,369,260	$1.15

Effect of dilutive shares:
Restricted stock grants		67,190

Diluted per share	$6,184,000	5,436,450	$1.14

	For the Three Months Ended
	September 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,448,000	5,311,876	$.27

Effect of dilutive shares:
Restricted stock grants		37,810

Diluted per share	$1,448,000	5,349,686	$.27

	For the Nine Months Ended
	September 30, 2014
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$4,296,000	5,198,776	$.83

Effect of dilutive shares:
Restricted stock grants		37,810

Diluted per share	$4,296,000	5,236,586	$.82

The Company granted 67,077 shares of restricted stock in the first quarter of 2015, -0- shares during the second and 2,250 shares during the third quarter of 2015.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$19,731	$-	$19,731	$-
Municipal securities	94,350	-	94,350	-
Mortgage-backed securities	99,384	-	99,384	-
Corporate obligations	25,201	-	22,554	2,647
Other	965	965	-	-
Total	$239,631	$965	$236,019	$2,647

December 31, 2014

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$27,372	$-	$27,372	$-
Municipal securities	104,582	-	104,582	-
Mortgage-backed securities	93,036	-	93,036	-
Corporate obligations	28,784	-	25,983	2,801
Other	972	972	-	-
Total	$254,746	$972	$250,973	$2,801

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2015	2014
Balance, January 1	$2,801	$2,798
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	(154)	3
Balance at September 30, 2015 and December 31, 2014	$2,647	$2,801

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

September 30, 2015	2,647	Discounted cash flow	Probability of default	.88% - 2.58%

December 31, 2014	2,801	Discounted cash flow	Probability of default	.79% - 2.49%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2015, amounted to $4.1 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2015 and December 31, 2014.

($ in thousands)

September 30, 2015

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,832	$-	$10,832	$-

Other real estate owned	4,104	-	4,104	-

December 31, 2014

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,560	$-	$9,560	$-

Other real estate owned	4,655	-	4,655	-

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

As of September 30, 2015 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$65,233	$65,233	$65,233	$-	$-
Securities available-for- sale	239,631	239,631	965	236,019	2,647
Securities held- to-maturity	7,233	8,651	-	8,651	-
Other securities	6,249	6,249	-	6,249	-
Loans, net	740,912	758,614	-	-	758,614
Bank-owned life insurance	14,771	14,771	-	14,771	-

Liabilities:
Noninterest- bearing deposits	$187,542	$187,542	$-	$187,542	$-
Interest-bearing deposits	776,298	775,760	-	775,760	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	58,986	58,986	-	58,986	-

As of December 31, 2014 ($ in thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$44,618	$44,618	$44,618	$-	$-
Securities available-for- sale	254,746	254,746	972	250,973	2,801
Securities held- to-maturity	8,193	9,994	-	9,994	-
Other securities	7,235	7,235	-	7,235	-
Loans, net	700,539	715,849	-	-	715,849
Bank-owned life insurance	14,463	14,463	-	14,463	-

Liabilities:
Noninterest- bearing deposits	$201,362	$201,362	$-	$201,362	$-
Interest-bearing deposits	691,413	691,036	-	691,036	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	89,450	89,450	-	89,450	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarter ending September 30, 2015 and December 31, 2014, average loans accounted for 72.8% and 69.9% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	September 30, 2015 December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$1,058	0.1%	$2,103	0.3%
Commercial, financial and agricultural	123,872	16.6	106,109	15.0
Real Estate:
Mortgage-commercial	251,631	33.7	238,602	33.8
Mortgage-residential	265,762	35.5	256,406	36.3
Construction	85,769	11.5	84,935	12.0
Lease financing receivable	2,303	.3	-	-
Consumer and other	17,251	2.3	18,479	2.6
Total loans	747,646	100%	706,634	100%
Allowance for loan losses	(6,734)		(6,095)
Net loans	$740,912		$700,539

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2015	Sept. 30, 2015

Balance at beginning of period	$6,419	$6,095
Loans charged-off:
Real Estate	(58)	(407)
Installment and Other	(24)	(87)
Commercial, Financial and Agriculture	(183)	(183)
Total	(265)	(677)
Recoveries on loans previously charged-off:
Real Estate	296	849
Installment and Other	32	56
Commercial, Financial and Agriculture	2	11
Total	330	916
Net recoveries	65	239
Provision for Loan Losses	250	400
Balance at end of period	$6,734	$6,734

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2015 and December 31, 2014.

Allocation of the Allowance for Loan Losses

	September 30, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$765	17.1%
Commercial Real Estate	2,607	57.7
Consumer Real Estate	1,414	22.8
Consumer	137	2.4
Unallocated	1,811	-
Total	$6,734	100%

	December 31, 2014
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$713	15.3%
Commercial Real Estate	3,355	57.9
Consumer Real Estate	1,852	24.2
Consumer	175	2.6
Unallocated	-	-
Total	$6,095	100%

The following table represents the Company’s impaired loans at September 30, 2015, and December 31, 2014.

	Sept. 30,	December 31,
	2015	2014
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$6,322	$4,702
Impaired loans with a valuation allowance	4,510	4,858
Total impaired loans	$10,832	$9,560
Allowance for loan losses on impaired loans at period end	1,028	968

Total nonaccrual loans	7,949	6,056

Past due 90 days or more and still accruing	6	669
Average investment in impaired loans	9,534	7,077

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2015

Interest income recognized during impairment	-	-
Cash-basis interest income recognized	43	166

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2015 was $123,000 and $322,000, respectively, and $1,000 and $98,000 for the three months and nine months ended September 30, 2014. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2015 and December 31, 2014.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2015 and December 31, 2014. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$10,522	$42	$268	$10,832
Collectively evaluated	590,844	18,100	126,812	735,756
Total	$601,366	$18,142	$127,080	$746,588

Allowance for Loan Losses
Individually evaluated	$980	$26	$22	$1,028
Collectively evaluated	3,292	1,672	742	5,706
Total	$4,272	$1,698	$764	$6,734

December 31, 2014

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,282	$38	$240	$9,560
Collectively evaluated	568,952	18,610	107,409	694,971
Total	$578,234	$18,648	$107,649	$704,531

Allowance for Loan Losses
Individually evaluated	$922	$29	$17	$968
Collectively evaluated	4,285	146	696	5,127
Total	$5,207	$175	$713	$6,095

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2015 and December 31, 2014. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2015, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2015

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$3	$-
Commercial real estate	6,077	6,116	-	4,927	43
Consumer real estate	238	238	-	200	-
Consumer installment	7	7	-	8	-
Total	$6,322	$6,361	$-	$5,138	$43

Impaired loans with a related allowance:
Commercial installment	$268	$268	$22	$254	$10
Commercial real estate	3,232	3,232	479	2,882	102
Consumer real estate	975	975	501	1,230	11
Consumer installment	35	35	26	30	-
Total	$4,510	$4,510	$1,028	$4,396	$123

Total Impaired Loans:
Commercial installment	$268	$268	$22	$257	$10
Commercial real estate	9,309	9,348	479	7,809	145
Consumer real estate	1,213	1,213	501	1,430	11
Consumer installment	42	42	26	38	-
Total Impaired Loans	$10,832	$10,871	$1,028	$9,534	$166

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-4, Receivables – Troubled Debt Restructuring by Creditors. As of September 30, 2015, the Company had $1.5 million of foreclosed residential real estate property obtained by physical possession and $0.1 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

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

Total outstanding acquired impaired loans were $3,133,976 as of September 30, 2015 and $3,480,190 as of December 31, 2014. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at September 30, 2015 and December 31, 2014: (in thousands)

	September 30, 2015		December 31, 2014
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,417	$2,063	$-	$-
Additions due to BCB acquisition on July 1, 2014	-	-	1,603	2,325
Accretion	(141)	141	(186)	186
Payments received, net	-	(346)	-	(448)
Balance at end of period	$1,276	$1,858	$1,417	$2,063

The following tables provide detail of troubled debt restructurings (TDRs) at September 30, 2015.

For the Three Months Ending September 30, 2015

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	269	268	1	3
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$269	$268	1	$3

For the Nine Months Ending September 30, 2015

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized
Commercial installment	$-	$-	-	$-
Commercial real estate	269	267	1	3
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$269	$267	1	$3

There were no TDRs that were modified during the three month period ending September 30, 2015, that had subsequently violated the terms of the modification.

The balance of troubled debt restructurings (TDRs)was $6.8 million at September 30, 2015 and December 31, 2014, respectively, calculated for regulatory reporting purposes. As of September 30, 2015, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at September 30, 2015 and December 31, 2014:

(in thousands)

	September 30, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$214	$-	$-	$52	$266
Commercial real estate	1,931	-	-	2,641	4,572
Consumer real estate	728	-	-	1,241	1,969
Consumer installment	9	-	-	31	40
Total	$2,882	$-	$-	$3,965	$6,847
Allowance for loan losses	$112	$-	$-	$177	$289

(in thousands)

	December 31, 2014
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$233	$-	$-	$-	$233
Commercial real estate	1,685	-	-	2,729	4,414
Consumer real estate	952	622	-	449	2,023
Consumer installment	10	-	-	103	113
Total	$2,880	$622	$-	$3,281	$6,783
Allowance for loan
losses	$120	$11	$103	$-	$234

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$424	$-	$3,244	$3,668	$85,769
Real Estate-mortgage	1,009	6	2,141	3,156	265,762
Real Estate-non farm non residential	674	-	2,425	3,099	251,631
Commercial	305	-	106	411	123,872
Lease Financing Rec.	-	-	-	-	2,303
Consumer	93	-	33	126	17,251
Total	$2,505	$6	$7,949	$10,460	$746,588

	December 31, 2014
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$428	$-	$2,747	$3,175	$84,935
Real Estate-mortgage	3,208	208	2,164	5,580	256,406
Real Estate-non farm non residential	3,408	461	1,102	4,971	238,601
Commercial	29	-	5	34	106,109
Consumer	90	-	38	128	18,480
Total	$7,163	$669	$6,056	$13,888	$704,531

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

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

September 30, 2015

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$409,569	$168,836	$18,060	$126,741	$723,206
Special Mention	4,313	156	-	171	4,640
Substandard	17,260	1,395	82	193	18,930
Doubtful	-	330	-	-	330
Subtotal	431,142	170,717	18,142	127,105	747,106
Less:
Unearned discount	419	74	-	25	518
Loans, net of unearned discount	$430,723	$170,643	$18,142	$127,080	$746,588

December 31, 2014

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$388,568	$167,827	$18,558	$107,126	$682,079
Special Mention	4,756	191	-	498	5,445
Substandard	14,727	2,567	90	63	17,447
Doubtful	-	-	-	-	-
Subtotal	408,051	170,585	18,648	107,687	704,971
Less:
Unearned discount	320	82	-	38	440
Loans, net of unearned discount	$407,731	$170,503	$18,648	$107,649	$704,531

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2015, follows:

($ in thousands)

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$19,518	$213	$-	$19,731
Tax-exempt and taxable obligations of states and municipal subdivisions	92,465	2,103	218	94,350
Mortgage-backed securities	97,771	1,672	59	99,384
Corporate obligations	26,311	136	1,246	25,201
Other	1,255	-	290	965
Total	$237,320	$4,124	$1,813	$239,631
Held-to-maturity securities:
Mortgage-backed securities	$1,233	$33	$-	$1,266
Taxable obligations of states and municipal subdivisions	6,000	1,385	-	7,385
Total	$7,233	$1,418	$-	$8,651

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has been notified that it is more likely than not that the Company should expect a recovery on a previously charged-off loan of $941,000 during 2015. During the second quarter, the first installment payment of $481,000 was received. During the third quarter, the second installment payment of $241,000 was received.

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

The First represents the primary asset of the Company. The First reported total assets of $1.1 billion at September 30, 2015, compared to $1.1 billion at December 31, 2014, an increase of $44.4 million. Loans increased $41 million, or 5.8%, during the first nine months of 2015. Deposits at September 30, 2015, totaled $964 million compared to $893 million at December 31, 2014. For the nine month period ended September 30, 2015, The First reported net income of $7.1 million compared to $5.1 million for the nine months ended September 30, 2014.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2015, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2015, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$2,505
Past due 90 days or more and still accruing	6

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $7.9 million at September 30, 2015, an increase of $1.9 million from December 31, 2014. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.1 million at September 30, 2015. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2015, the Bank had $6.8 million in loans that were modified as troubled debt restructurings, of which $2.9 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $65.2 million as of September 30, 2015. In addition, loans and investment securities repricing or maturing within one year or less exceeded $192 million at September 30, 2015. Approximately $155 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $1.0 million at September 30, 2015.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2015, was $101.6 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2015, were as follows:

Tier 1 leverage	8.73%
Tier 1 risk-based	11.35%
Total risk-based	12.15%
Common equity Tier 1	8.27%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $2,227,000 for the three months ended September 30, 2015, compared with consolidated net income of $1,533,000 for the same period last year.

Net interest income increased to $9.3 million from $8.9 million for the three months ended September 30, 2015, or an increase of 4.9% as compared to the same period in 2014. Quarterly average earning assets at September 30, 2015, increased $43.1 million, or 4.5% and quarterly average interest-bearing liabilities also increased $46.0 million or 6.0% when compared to September 30, 2014.

Noninterest income for the three months ended September 30, 2015, was $1,982,000 compared to $2,021,000 for the same period in 2014, reflecting a decrease of $39,000 or 1.9%. During the second quarter of 2014, a gain of $0.3 million was realized on the sale of securities which attributed to the decrease in quarterly comparison.

The provision for loan losses was $250,000 for the three months ended September 30, 2015, compared with $631,000 for the same period in 2014. The allowance for loan losses of $6.7 million at September 30, 2015 (approximately .90% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense decreased by $.1 million or 1.2% for the three months ended September 30, 2015, when compared with the same period in 2014 which included acquisition charges of $241,000. Exclusive of the acquisition charges, the third quarter 2015 noninterest expenses increased $147,000 or 1.9% as compared to the same quarter in 2014.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $6,441,000 for the nine months ended September 30, 2015, compared with consolidated net income of $4,573,000 for the same period last year.

Net interest income increased to $27.4 million from $24.5 million for the nine months ended September 30, 2015, or an increase of 11.6% as compared to the same period in 2014. Quarterly average earning assets at September 30, 2015, increased $43.1 million, or 4.5% and quarterly average interest-bearing liabilities also increased $46.0 million or 6.0% when compared to September 30, 2014.

Noninterest income for the nine months ended September 30, 2015, was $5,686,000 compared to $5,748,000 for the same period in 2014, reflecting a slight decrease of $62,000 or 1.1%. During the second quarter of 2014, a gain of $0.3 million was realized on the sale of securities which attributed to the decrease in the comparison with 2015.

The provision for loan losses was $400,000 for the nine months ended September 30, 2015, compared with $1,266,000 for the same period in 2014. The allowance for loan losses of $6.7 million at September 30, 2015 (approximately .90% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1.2 million or 5.3% for the nine months ended September 30, 2015, when compared with the same period in 2014. A majority of this increase can be attributed to the acquisition of Bay Bank that occurred at the beginning of the third quarter of 2014.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of September 30, 2015, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 3.	REMOVED AND RESERVED

ITEM 4.	OTHER INFORMATION

Not Applicable

ITEM 5.	EXHIBITS

(a) Exhibits

Exhibit No.

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013(incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	The Company filed one report on Form 8-K during the quarter ended September 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 16, 2015	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
November 16, 2015	DeeDee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer