Form 10-K
period 2015-12-31
FIRST BANCSHARES INC /MS/
filed 2016-03-30
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Based on the price at which the registrant’s Common Stock was last sold on March 17, 2016, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $66,933,847.

On March 17, 2016, the registrant had outstanding 5,432,014 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 15, 2016, and the Annual Report to the Stockholders for the year ended December 31, 2015.

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

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

Our company, The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now included within the city of Hattiesburg. At year end, the First had 27 branches, one motor bank facility and four loan production offices in the states of Mississippi, Alabama, and Louisiana.

We exited the recent recession with strong asset quality metrics compared to most of our peers, which we believe illustrates our historically disciplined underwriting and credit culture. As such, we benefited from our strength by taking advantage of growth opportunities when many of our peers were unable to do so. Since that time, we focused on growing earnings per share and increasing our tangible common equity and tangible book value per share. In addition, we returned to strong levels of loan growth by continuing to strengthen our relationships with existing clients and creating new relationships.

In April 2013, we completed our first post-recession acquisition with the purchase of First National Bank of Baldwin County, which resulted in our strategic entry into the south Alabama market. Then in July 2014 we completed our acquisition of Bay Bank, previously headquartered in Mobile, Alabama. The conversion and integration of these acquisitions have been successful to date, and we are optimistic that this market will continue to contribute to our future growth and success. Also in 2014 we established a de novo branch in Baton Rouge, Louisiana and a loan production office in Slidell, Louisiana.

We believe we are well-positioned to benefit from the post-Katrina rebuilding efforts along the Gulf Coast. In September 2011 we completed the purchase of eight branches required to be divested by another financial institution. Seven of these branches were located along the Mississippi Gulf Coast and one was in Louisiana.

Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998. As of March 17, 2016, we had 295 full-time employees and 10 part-time employees.

Market Areas and Recent Developments

In Mississippi, we serve the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, and the surrounding areas of Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone and Harrison Counties. On December 14, 2015, we completed our acquisition of The Mortgage Connection, which included two loan production offices in Madison and Brandon, Mississippi. In Louisiana, we serve the city of Bogalusa in Washington Parish and Baton Rouge in East Baton Rouge Parish. As a result of the acquisitions of First National Bank of Baldwin County in 2013 and Bay Bank in 2014, we now serve the Baldwin County and Mobile County, Alabama markets with branches in the following cities: Foley, Daphne, Fairhope, Gulf Shores, Orange Beach, Mobile, Dauphin Island and Theodore. In total, The First operates 17 branches in Mississippi, 2 in Louisiana and 9 in Alabama. In addition, The First operates loan production offices in Bay Minette, Alabama, Slidell, Louisiana, and in Madison and Brandon, Mississippi.

Banking Services

We strive to provide our customers with the breadth of products and services offered by large regional banks, while maintaining the timely response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we have a mortgage division. The following is a description of the products and services we offer.

Deposit Services. We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks in the area. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs).

Loan Products. We offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of our unimpaired capital and surplus.

Mortgage Loan Division. We have a mortgage loan division which originates loans to purchase existing or construct new homes and to refinance existing mortgages.

Private Banking Division. We have a Private Banking Division, which offers financial services and wealth management services to individuals who meet certain criteria.

Other Services. Other bank services we offer include on-line internet banking services, voice response telephone inquiry service, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with the Interlink, Plus, Pulse, Star, and Community Cash networks of automated teller machines that may be used by our customers throughout our market area and other regions. The First also offers VISA and MasterCard credit card services through a correspondent bank.

Competition

Our banking subsidiary The First generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. State law permits statewide branching by banks and savings institutions, and many financial institutions in our market area have branch networks. Consequently, commercial banking in Mississippi, Alabama and Louisiana is highly competitive. Many large banking organizations currently operate in our market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Federal legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First's primary service area.

We face increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies, and other institutions in the Company's market area. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Company. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Company and offer certain services such as trust banking that the Company does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Company that may provide these competitors with an advantage in geographic convenience that the Company does not have at present.

We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet.  Recent technology advances and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.

Available Information

We make available free of charge, on or through our website www.thefirstbank.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

SUPERVISION AND REGULATION

The Company and The First are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and The First may be affected by legislative changes and the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

Capital Requirements

General Risk-Based and Leverage-Based Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2015, the Company and The First were both well capitalized and well managed.

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

Below are measures of regulatory capital applicable to holding companies in 2015.

	Minimum	Company at 12/31/2015
Tier 1 leverage capital ratio	4.00%	8.66%
Common equity Tier 1 capital ratio	4.50%	8.10%
Tier 1 capital ratio	6.00%	11.09%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	11.86%

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

Basel III Capital Requirements Effective January 1, 2015

On July 2, 2013, the Company’s and The First’s primary federal regulators—the Federal Reserve Board and the OCC—adopted final rules implementing the Basel III framework, which substantially revises the leverage and risk-based capital requirements currently applicable to bank holding companies and depository institutions. These final rules are based on international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”).

The new rules address both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as the risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Regarding the denominator, under the final rules, the Company, among other items, will be required to increase the risk weights applied to certain high volatility commercial real estate loans and to certain loans past due. Additionally, the Company will be required to risk weight at 20% the conversion factors for commitments with an original maturity of one year or less that are not unconditionally cancellable at any time. Regarding the numerator under the final rules, NOLs and tax credits carried forward will be deducted from Tier 1 capital. Additionally, there are deductions and adjustments to capital for goodwill and other intangibles as well as deductions and adjustments to capital by the amount that the carrying value of certain assets exceeds 10% of capital. Examples of these assets are deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income arising from hedges not carried at fair market value on the balance sheet. Under the final rules, some banks, including The First, are given a one-time “opt out” in which they may elect to filter certain volatile accumulated other comprehensive income (“AOCI”) components from inclusion in regulatory capital. The AOCI opt-out election must be made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. The Company and The First elected to opt out.

The final rules established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points). Additionally, the final rules introduced a capital conservation buffer of Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios above the minimum risk-based capital requirements. The buffer must be maintained to avoid limitations on capital distributions and limitations on discretionary bonus payments to executive officers. Each of the minimum capital ratios takes effect in 2015, with the capital conservation buffer set to be phased in beginning in 2016 and implemented in full by 2019. Based on estimated capital ratios using Basel III definitions, the Company and The First currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

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

The Company is a legal entity separate and distinct from The First. There are various restrictions that limit the ability of The First to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions under Sections 23A and 23B of the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Stress Testing

The Dodd-Frank Act requires stress testing of certain bank holding companies and banks that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Because the consolidated assets of the Company and The First are less than these threshold levels, the stress test requirements are not applicable to the Company or to The First at present.

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

These standards could change based on subsequent guidance issued by the Treasury or the Internal Revenue Service. As long as the Treasury continues to hold equity interests in the Company issued under the TARP, the Company will monitor its compensation arrangements and modify such compensation arrangements, agree to limit and limit its compensation deductions, and take such other actions as may be necessary to comply with the standards discussed above, as they may be modified from time to time. We do not anticipate that any material changes to the Company’s existing executive compensation structure will be required to comply with the executive compensation standards included in the TARP.

The First, A National Banking Association

The First operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in The First are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of The First’s operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires The First to maintain certain capital ratios and imposes limitations on The First’s aggregate investment in real estate, bank premises, and furniture and fixtures. The First is required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A Deposit Insurance Fund ("DIF") is maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like The First have paid for deposit insurance under a risk-based premium system. Assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.

Transactions With Affiliates and Insiders. The First is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of The First's capital and surplus and, as to all affiliates combined, to 20% of The First's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

The First is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution, as those prevailing at the time for comparable transactions with nonaffiliated companies. The First is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. The principal source of funds from which we pay cash dividends are the dividends received from our bank subsidiary, The First. Federal banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Under certain conditions, dividends paid to us by The First are subject to approval by the Office of the Comptroller of the Currency. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under FDICIA, the banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Requirements" above.

Additionally, as discussed above we participate in the CDCI, part of the TARP. We received $17,123,000 in funding under the CDCI in exchange for our issuance of preferred stock and common stock warrants on September 29, 2010. Participation in the CDCI program constrains our ability to raise dividends by limiting our annual dividend payments on our Common Stock to no more than $0.15 per share annually. The dividend rate payable on the CDCI preferred stock increases from two percent (2%) to nine percent (9%) in 2018, and therefore we may be required to repay the CDCI funds in order to avoid the increased preferred stock dividend payment. Our ability to repurchase our common stock would also be restricted in the event that we failed to make our dividend payments on the preferred stock. Under TARP, we may redeem the CDCI preferred stock at any time without penalty.

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

USA Patriot Act. In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The First has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Other Bank Regulations. Interest and certain other charges collected or contracted for by The First are subject to state usury laws and certain federal laws concerning interest rates. The First’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Practices Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of The First also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Debit Interchange Fees

Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks such as The First for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve.

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

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and The First. It is not intended to be an exhaustive discussion of all statutes and regulations having an impact on the operations of such entities.

Increased regulation generally has resulted in increased legal and compliance expense.

Finally, additional bills may be introduced in the future in the U.S. Congress and state legislatures to alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form any of these proposals will be adopted or the extent to which the business of the Company and The First may be affected thereby.

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

Our market areas are susceptible to natural disasters such as hurricanes and tornados. Natural disasters can disrupt operations, result in damage to properties that may be securing our loan assets and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes, tornados or other natural disasters will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

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

We may need to rely on the financial markets to provide needed capital.

Our common stock is listed and traded on the NASDAQ stock market. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ stock market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Should these risks materialize, the ability to further expand our operations through internal growth may be limited.

We are subject to regulation by various Federal and State entities.

The Company and The First are subject to the regulations of the Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the OCC. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

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

On occasion, we may engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact earnings.

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

The First faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies, and other institutions in The First's market area. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon The First. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than The First and offer certain services such as trust banking that The First does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of The First that may provide these competitors with an advantage in geographic convenience that The First does not have at present. Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First's primary service area.

We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet.  Recent technology advances and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Future issuances of additional securities could result in dilution of shareholders’ ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. Such issuances of our securities could dilute the ownership interests of the Company’s shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are Mississippi statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in the Company being less attractive to a potential acquiror.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or concerns about, one or more financial institutions or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact our results of operations and financial condition.

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

Additionally, our management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which would have a material adverse effect on our results of operations and financial condition.

We may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Pursuant to the Dodd-Frank Act, the limit on FDIC coverage has been permanently increased to $250,000, causing the premiums assessed to The First by the FDIC to increase. Depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on our results of operations.

We participate in the U.S. Treasury’s Troubled Asset Relief Program.

The Company received $17,123,000 in funding under the Community Development Capital Initiative (“CDCI”) in exchange for preferred stock and common stock warrants on September 29, 2010. Participation in this program constrains our ability to raise dividends and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the event the Company were to experience future losses. The dividend rate on the preferred stock issued under the CDCI increases from two percent (2%) to nine percent (9%) in 2018, and therefore the Company may have to repay these funds if it would like to avoid this increased payment. The CDCI is part of the Troubled Asset Relief Program (“TARP”) and the Company may repay the preferred stock at any time without penalty. The rules that govern the TARP include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employee. It is possible that compensation restrictions imposed on TARP participants could impede our ability to attract and retain qualified executive officers. Our participation in the TARP limits our annual dividend payments to no more than $0.15 per share. Our ability to repurchase our common stock would also be restricted in the event that we failed to make our dividend payments.

We may fail to realize the anticipated benefits of the recent Bay Bank acquisition on the anticipated schedule, if at all.

We recently completed our acquisition of BCB Holding Company, Inc. and its wholly-owned subsidiary bank, Bay Bank, previously headquartered in Mobile, Alabama. We may face significant challenges in integrating Bay Bank operations into our operations in a timely and efficient manner and in retaining Bay Bank personnel. Achieving the anticipated benefits, including revenue increases, cost savings, increases in geographic and product presence, and other anticipated benefits of the acquisition will depend in part on whether we integrate Bay Bank’s businesses in an efficient and effective manner. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of the acquisition, which may adversely impact earnings. We may not be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated financial benefits and cost savings of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. As of year end, we had 27 full service banking and financial services offices and one motor bank facility as well as four loan production offices. We maintain leases on the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, the Fairhope Branch, the Bayley’s Corner Branch, the Theodore Branch, , the Dauphin Island Branch and the Baton Rouge Branch as well as on the Brandon LPO, the Madison LPO, the Bay Minette LPO and the Slidell LPO. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

ITEM 3.   LEGAL PROCEEDINGS

From time to time the Company and/or The First may be named as defendants in various lawsuits arising out of the normal course of business. At present, the Company is not aware of any legal proceedings that it anticipates may materially adversely affect its business.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the ticker symbol “FBMS”.

The following table sets forth the high and low sales price of the Company’s common stock as reported on the

NASDAQ Global Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

				Cash
		High	Low	Dividends
		Sale	Sale	Paid
2015
	4th quarter	$18.34	$15.58	$0.0375
	3rd quarter	18.46	16.10	0.0375
	2nd quarter	16.99	15.50	0.0375
	1st quarter	17.70	13.80	0.0375

2014
	4th quarter	$15.50	$14.29	$0.0375
	3rd quarter	14.98	14.20	0.0375
	2nd quarter	14.74	14.11	0.0375
	1st quarter	14.82	13.83	0.0375

There were 1,187 registered shareholders and approximately 476 beneficial holders of the Company’s common stock at March 17, 2016 and 5,432,014 shares outstanding. On March 17, 2016 the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Market was $16.56 and $16.56, respectively.

The principal sources of funds to the Company to pay dividends are the dividends received from The First, National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the NASDAQ Composite-Total Returns Index and the common stocks of the NASDAQ OMX Banks Index. The NASDAQ OMX Banks Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6.   SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2015, is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 28 of the Company's Annual Report to Shareholders for the year ended December 31, 2015, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 30 through 74 of the Company's Annual Report to Shareholders for the year ended December 31, 2015 is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of December 31, 2015 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2015, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2015.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 30, 2016	March 30, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference.

Code of Ethics

Our company’s Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's internet website at www.thefirstbank.com. We intend to disclose any amendments to the Company’s Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26 , 2016 is incorporated herein by reference.

As a TARP recipient we are required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on July 23, 2009, and is posted on The First’s website at www.thefirstbank.com.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information contained under the caption “Compensation Discussion and Analysis” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 26, 2016, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data and included as Exhibit 13, hereto:

Consolidated balance sheets – December 31, 2015 and 2014 (page 30)

Consolidated statements of income – Years ended December 31, 2015 and 2014 (pages 31 to 32)

Consolidated statements of other comprehensive income – Years ended December 31, 2015 and 2014 (page 33)

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2015 and 2014 (pages 34 to 35)

Consolidated statements of cash flows –Years ended December 31, 2015 and 2014 (pages 36 to 37)

Notes to consolidated financial statements – December 31, 2015 (pages 38 to 74)

2.	Consolidated Financial Statement Schedules:

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15(b) below.

(b)	Exhibits:

All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on March 21, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 2016).

3.3	Articles of Amendment Containing Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (incorporated by reference to Exhibit 3.1 filed with Form 8-K with the Commission on October 4, 2010).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2013 and Exhibit 4.1 to the Company's Registration Statement No. 33-94288 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-94288 on Form S-1).

10.1	Purchase Letter Agreement dated February 6, 2009 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the issuance of the CPP Preferred Stock. (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the Commission on October 4, 2010)

10.2	Exchange Letter Agreement dated September 29, 2010 between The First Bancshares and the United States Department of the Treasury, including the Standard Terms, with respect to the exchange of the CDCI Preferred Stock. (incorporated by reference to Exhibit 10.2 filed with Form 8-K with the Commission on October 4, 2010).

10.3	Letter Agreement dated May 13, 2015 between The First Bancshares, Inc. and the United States Department of the Treasury pursuant to which the Company redeemed the Warrant to purchase up to 54,705 shares of the Company’s common stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the Commission on May 19, 2015)

10.4	Employment Agreement dated May 31, 2011, between The First, A National Banking Association and M. Ray Cole, Jr. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended December 31, 2011, filed on March 29, 2012, File No. 000-22507).

10.5	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 171996 on Form S-8)

10.6	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 upon approval by shareholders of the Company.

13	The Company's 2015 Annual Report to Shareholders (pages 1 to 77)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	EESA Certification of CEO

99.2	EESA Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 30, 2016	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 30, 2016	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/E. Ricky Gibson	Director and Chairman of the Board	March 30, 2016
/s/ David W. Bomboy	Director	March 30, 2016
/s/ Charles R. Lightsey	Director	March 30, 2016
/s/ Fred McMurry	Director	March 30, 2016
/s/ Gregory Mitchell	Director	March 30, 2016
/s/ Ted E. Parker	Director	March 30, 2016
/s/ J. Douglas Seidenburg	Director	March 30, 2016
/ Andrew D. Stetelman	Director	March 30, 2016
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 30, 2016
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer	March 30, 2016
(Principal Financial and Accounting Officer)

