Form 10-Q
period 2016-03-31
FIRST BANCSHARES INC /MS/
filed 2016-05-16
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	33-94288

THE FIRST BANCSHARES, INC.

(EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST
HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

ON March 31, 2016, 5,458,508 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

YES  ☐   NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES  ☐   NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2016	2015

ASSETS

Cash and due from banks	$31,957	$23,635
Interest-bearing deposits with banks	37,316	17,303
Federal funds sold	26,692	321

Total cash and cash equivalents	95,965	41,259

Securities held-to-maturity, at amortized cost	6,851	7,092
Securities available-for-sale, at fair value	253,126	239,732
Other securities	9,570	8,135

Total securities	269,547	254,959

Loans held for sale	6,095	3,974
Loans	797,764	772,515
Allowance for loan losses	(6,982)	(6,747)

Loans, net	796,877	769,742

Premises and equipment	33,353	33,623
Interest receivable	4,266	3,953
Cash surrender value of life insurance	14,971	14,872
Goodwill	13,776	13,776
Other real estate owned	4,363	3,083
Other assets	8,833	9,864

TOTAL ASSETS	$1,241,951	$1,145,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$194,433	$189,445
Interest-bearing	846,672	727,250

TOTAL DEPOSITS	1,041,105	916,695

Interest payable	236	246
Borrowed funds	78,976	110,321
Subordinated debentures	10,310	10,310
Other liabilities	4,127	4,123

TOTAL LIABILITIES	1,134,754	1,041,695

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,458,508 shares issued at March 31,2016; and 5,403,159 shares issued at December 31, 2015, respectively	5,459	5,403
Additional paid-in capital	44,668	44,650
Retained earnings	37,939	35,625
Accumulated other comprehensive income	2,472	1,099
Treasury stock, at cost, 26,494 shares at March 31, 2016 and at December 31, 2015	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	107,197	103,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,241,951	$1,145,131

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

INTEREST INCOME:
Interest and fees on loans	$9,035	$8,148
Interest and dividends on securities:
Taxable interest and dividends	1,072	1,011
Tax exempt interest	460	501
Interest on federal funds sold	30	23

TOTAL INTEREST INCOME	10,597	9,683

INTEREST EXPENSE:
Interest on deposits	701	632
Interest on borrowed funds	221	172

TOTAL INTEREST EXPENSE	922	804

NET INTEREST INCOME	9,675	8,879

PROVISION FOR LOAN LOSSES	190	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,485	8,729

OTHER INCOME:
Service charges on deposit accounts	1,281	1,051
Other service charges and fees	1,202	799

TOTAL OTHER INCOME	2,483	1,850

OTHER EXPENSES:
Salaries and employee benefits	5,149	4,626
Occupancy and equipment	1,073	1,109
Other	2,173	2,083

TOTAL OTHER EXPENSES	8,395	7,818

INCOME BEFORE INCOME TAXES	3,573	2,761

INCOME TAXES	969	732

NET INCOME	2,604	2,029

PREFERRED STOCK ACCRETION AND DIVIDENDS	85	85

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,519	$1,944

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.47	$.36
DILUTED	.46	.36
DIVIDENDS PER SHARE – COMMON	.0375	.0375

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

Net income per consolidated statements of income	$2,604	$2,029
Other Comprehensive Income:
Unrealized holding gains arising during the period on available-for-sale securities	2,071	1,124
Unrealized holding gains on loans held for sale	12	16
Income tax expense	(710)	(388)
Other Comprehensive Income	1,373	752

Comprehensive Income	$3,977	$2,781

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	2,029	-	-	2,029
Other comprehensive income	-	-	-	-	-	752	-	752
Dividends on preferred stock	-	-	-	-	(85)	-	-	(85)
Dividends on common stock, $0.0375 per share	-	-	-	-	(202)	-	-	(202)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	184	-	-	-	184
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Balance, March 31, 2015	$5,401	$17,123	$284	$44,135	$29,717	$2,570	$(464)	$98,766

Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	-	2,604	-	-	2,604
Other comprehensive income	-	-	-	-	-	1,373	-	1,373
Dividends on preferred stock	-	-	-	-	(85)	-	-	(85)
Dividends on common stock, $0.0375 per share	-	-	-	-	(205)	-	-	(205)
Repurchase of restricted stock for payment of taxes	(5)	-	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	-	(61)	-	-	-	-
Compensation expense	-	-	-	179	-	-	-	179
Balance, March 31, 2016	$5,459	$17,123	$-	$44,668	$37,939	$2,472	$(464)	$107,197

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,604	$2,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	870	871
Provision for loan losses	190	150
Loss on sale/writedown of ORE	62	94
Gain on sale of bank premises	-	(119)
Restricted stock expense	179	184
Increase in cash value of life insurance	(99)	(106)
Federal Home Loan Bank stock dividends	(2)	(1)
Changes in:
Interest receivable	(313)	(291)
Loans held for sale, net	(2,109)	462
Interest payable	(10)	(41)
Other, net	365	(1,650)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,737	1,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	9,150	12,188
Purchases of securities available-for-sale and held-to-maturity securities	(20,541)	(3,520)
Net purchases of other securities	(1,433)	-
Net increase in loans	(26,736)	(12,650)
Proceeds from sale of bank premises	-	949
Net increase in premises and equipment	(151)	(197)
NET CASH USED IN INVESTING ACTIVITIES	(39,711)	(3,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	124,410	91,915
Net decrease in borrowed funds	(31,345)	(40,004)
Dividends paid on common stock	(195)	(194)
Dividends paid on preferred stock	(85)	(85)
Repurchase of restricted stock for payment of taxes	(105)	(92)
Repurchase of shares issued in BCB acquisition	-	(36)

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,680	51,504

NET INCREASE IN CASH	54,706	49,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,259	44,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,965	$94,474

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	932	892
CASH PAYMENTS FOR INCOME TAXES	236	2,206
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,554	506
ISSUANCE OF RESTRICTED STOCK GRANTS	61	67

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At March 31, 2016, the Company had approximately $1.2 billion in assets, $796.9 million in net loans, $1.0 billion in deposits, and $107.2 million in stockholders' equity. For the three months ended March 31, 2016, the Company reported net income of $2.6 million ($2.5 million applicable to common stockholders).

In the first quarter of 2016, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

The Mortgage Connection

On December 14, 2015, the Company completed the acquisition of The Mortgage Connection, a Mississippi corporation, which included two loan production offices located in Madison and Brandon, Mississippi.

In connection with the acquisition, the Company recorded $1.5 million of goodwill.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$844
Payable	800
Total purchase price	1,644
Identifiable assets:
Intangible	100
Personal property	44
Total assets	144
Liabilities and equity:
Net assets acquired	$144
Goodwill resulting from acquisition	$1,500

NOTE D – PREFERRED STOCK AND WARRANT

Pursuant to the terms of the letter agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company issued 17,123 CDCI Preferred Shares.

The Letter Agreement contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends of $0.15 per share were declared and paid in 2011-2015) and on the Company’s ability to repurchase its common stock in the event of a non-payment of our dividend, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company. The CDCI Preferred Shares entitle the holder to an annual dividend of 2% for 8 years of the liquidation value of the shares, payable quarterly in arrears.

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

	For the Three Months Ended
	March 31, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,519,000	5,415,339	$0.47

Effect of dilutive shares:
Restricted stock grants		63,364

Diluted per share	$2,519,000	5,478,703	$0.46

	For the Three Months Ended
	March 31, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,944,000	5,358,576	$0.36

Effect of dilutive shares:
Restricted stock grants		56,524

Diluted per share	$1,944,000	5,415,100	$0.36

The Company granted 61,247 shares of restricted stock in the first quarter of 2016.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$16,642	$-	$16,642	$-
Municipal securities	97,594	-	97,594	-
Mortgage-backed securities	115,733	-	115,733	-
Corporate obligations	22,203	-	19,729	2,474
Other	954	954	-	-
Total	$253,126	$954	$249,698	$2,474

December 31, 2015

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$19,611	$-	$19,611	$-
Municipal securities	97,889	-	97,889	-
Mortgage-backed securities	98,925	-	98,925	-
Corporate obligations	22,346	-	19,789	2,557
Other	961	961	-	-
Total	$239,732	$961	$236,214	$2,557

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(Dollars in thousands)	Bank-Issued Trust Preferred Securities
	2016	2015
Balance, January 1	$2,557	$2,801
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized loss included in comprehensive income	(83)	(244)
Balance at March 31, 2016 and December 31, 2015	$2,474	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2016	$2,474	Discounted cash flow	Probability of default	1.18% - 2.96%
December 31, 2015	$2,557	Discounted cash flow	Probability of default	1.08% - 2.77%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2016, amounted to $4.4 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2016 and December 31, 2015.

($ in thousands)

March 31, 2016

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,866	$-	$8,866	$-

Other real estate owned	4,363	-	4,363	-

December 31, 2015

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,127	$-	$10,127	$-

Other real estate owned	3,083	-	3,083	-

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

As of March 31, 2016			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$95,965	$95,965	$95,965	$-	$-
Securities available-for-sale	253,126	253,126	954	249,698	2,474
Securities held-to-maturity	6,851	8,741	-	8,741	-
Other securities	9,570	9,570	-	9,570	-
Loans, net	796,877	814,936	-	-	814,936
Bank-owned life insurance	14,971	14,971	-	14,971	-

Liabilities:
Noninterest-bearing deposits	$194,433	$194,433	$-	$194,433	$-
Interest-bearing deposits	846,672	846,231	-	846,231	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	78,976	78,976	-	78,976	-

As of December 31, 2015			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$41,259	$41,259	$41,259	$-	$-
Securities available-for-sale	239,732	239,732	961	236,214	2,557
Securities held-to-maturity	7,092	8,548	-	8,548	-
Other securities	8,135	8,135	-	8,135	-
Loans, net	769,742	784,113	-	-	784,113
Bank-owned life insurance	14,872	14,872	-	14,872	-

Liabilities:
Noninterest-bearing deposits	$189,445	$189,445	$-	$189,445	$-
Interest-bearing deposits	727,250	726,441	-	726,441	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	110,321	110,321	-	110,321	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended March 31, 2016 and December 31, 2015, average loans accounted for 72.3% and 73.3% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$6,095	0.8%	$3,974	0.5%
Commercial, financial and agricultural	126,381	15.7	129,197	16.6
Real Estate:
Mortgage-commercial	270,085	33.6	253,309	32.6
Mortgage-residential	276,272	34.3	272,180	35.1
Construction	100,386	12.5	99,161	12.8
Lease financing receivable	2,645	0.3	2,650	0.3
Obligations of states and subdivisions	7,034	0.9	969	0.1
Consumer and other	14,961	1.9	15,049	2.0
Total loans	803,859	100%	776,489	100%
Allowance for loan losses	(6,982)		(6,747)
Net loans	$796,877		$769,742

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

Three Months
Ended
March 31, 2016

Balance at beginning of period	$6,747
Loans charged-off:
Real Estate	(78)
Installment and Other	(9)
Commercial, Financial and Agriculture	(6)
Total	(93)
Recoveries on loans previously charged-off:
Real Estate	44
Installment and Other	18
Commercial, Financial and Agriculture	76
Total	138
Net recoveries	45
Provision for Loan Losses	190
Balance at end of period	$6,982

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2016 and December 31, 2015.

Allocation of the Allowance for Loan Losses

	March 31, 2016
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,020	17.3%
Commercial Real Estate	3,410	58.7
Consumer Real Estate	1,584	21.6
Consumer	144	2.3
Unallocated	824	.1
Total	$6,982	100%

	December 31, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$895	17.1%
Commercial Real Estate	3,018	58.4
Consumer Real Estate	1,477	21.9
Consumer	141	2.5
Unallocated	1,216	.1
Total	$6,747	100%

The following table represents the Company’s impaired loans at March 31, 2016, and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,776	$6,020
Impaired loans with a valuation allowance	4,090	4,107
Total impaired loans	$8,866	$10,127
Allowance for loan losses on impaired loans at period end	967	957

Total nonaccrual loans	5,851	7,368

Past due 90 days or more and still accruing	628	29
Average investment in impaired loans	9,496	9,652

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Interest income recognized during impairment	$45	$34
Cash-basis interest income recognized	45	34

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2016 and March 31, 2015, was $98,000 and $94,000, respectively, The Company had no loan commitments to borrowers in non-accrual status at March 31, 2016 and December 31, 2015.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2016 and December 31, 2015. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2016

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$8,556	$37	$273	$8,866
Collectively evaluated	637,661	15,257	135,980	788,898
Total	$646,217	$15,294	$136,253	$797,764

Allowance for Loan Losses
Individually evaluated	$880	$25	$62	$967
Collectively evaluated	4,114	943	958	6,015
Total	$4,994	$968	$1,020	$6,982

December 31, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,782	$39	$306	$10,127
Collectively evaluated	610,996	19,591	131,801	762,388
Total	$620,778	$19,630	$132,107	$772,515

Allowance for Loan Losses
Individually evaluated	$882	$25	$50	$957
Collectively evaluated	3,613	1,332	845	5,790
Total	$4,495	$1,357	$895	$6,747

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2016 and December 31, 2015. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2016, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2016

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	4,558	4,597	-	5,174	7
Consumer real estate	212	212	-	218	-
Consumer installment	6	6	-	6	-
Total	$4,776	$4,815	$-	$5,398	$7

Impaired loans with a related allowance:
Commercial installment	$273	$273	$62	$290	$3
Commercial real estate	2,957	2,957	452	2,942	31
Consumer real estate	829	829	428	835	4
Consumer installment	31	31	25	31	-
Total	$4,090	$4,090	$967	$4,098	$38

Total Impaired Loans:
Commercial installment	$273	$273	$62	$290	$3
Commercial real estate	7,515	7,554	452	8,116	38
Consumer real estate	1,041	1,041	428	1,053	4
Consumer installment	37	37	25	37	-
Total Impaired Loans	$8,866	$8,905	$967	$9,496	$45

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-4, Receivables – Troubled Debt Restructuring by Creditors. As of March 31, 2016, the Company had $1.0 million of foreclosed residential real estate property obtained by physical possession and $.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2015

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$2	$-
Commercial real estate	5,790	5,828	-	5,099	50
Consumer real estate	223	223	-	205	-
Consumer installment	7	7	-	8	-
Total	$6,020	$6,058	$-	$5,314	$50

Impaired loans with a related allowance:
Commercial installment	$306	$306	$50	$264	$14
Commercial real estate	2,927	2,927	444	2,891	132
Consumer real estate	842	842	438	1,152	15
Consumer installment	32	32	25	31	-
Total	$4,107	$4,107	$957	$4,338	$161

Total Impaired Loans:
Commercial installment	$306	$306	$50	$266	$14
Commercial real estate	8,717	8,755	444	7,990	182
Consumer real estate	1,065	1,065	438	1,357	15
Consumer installment	39	39	25	39	-
Total Impaired Loans	$10,127	$10,165	$957	$9,652	$211

Loans acquired with deteriorated credit quality are those purchased in the BCB Holding Company, Inc. acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

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

Total outstanding acquired impaired loans were $2,981,011 as of March 31, 2016 and $3,039,840 as of December 31, 2015. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at March 31, 2016 and December 31, 2015: (in thousands)

	March 31, 2016		December 31, 2015
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,219	$1,821	$1,417	$2,063
Accretion	(21)	21	(198)	198
Payments received, net	-	(59)	-	(440)
Balance at end of period	$1,198	$1,783	$1,219	$1,821

The following tables provide detail of troubled debt restructurings (TDRs) at March 31, 2016.

For the Three Months Ending March 31, 2016

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	296	289	1	4
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$296	$289	1	$4

There was one TDR that was modified during the three month period ended March 31, 2016.

The balance of troubled debt restructurings (TDRs)was $6.8 million at March 31, 2016 and $6.9 million at December 31, 2015, respectively, calculated for regulatory reporting purposes. As of March 31, 2016, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at March 31, 2016 and December 31, 2015:

(in thousands)

	March 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$199	$-	$-	$50	$249
Commercial real estate	2,555	-	-	3,598	6,153
Consumer real estate	254	-	-	133	387
Consumer installment	7	-	-	28	35
Total	$3,015	$-	$-	$3,809	$6,824
Allowance for loan losses	$119	$-	$-	$132	$251

(in thousands)

	December 31, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$206	$-	$-	$50	$256
Commercial real estate	1,823	-	-	2,934	4,757
Consumer real estate	721	-	-	1,135	1,856
Consumer installment	8	-	-	29	37
Total	$2,758	$-	$-	$4,148	$6,906
Allowance for loan losses	$106	$-	$-	$197	$303

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2016
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$742	$7	$2,630	$3,379	$100,386
Real Estate-mortgage	3,215	523	2,144	5,882	276,272
Real Estate-non farm non residential	608	98	973	1,679	270,085
Commercial	50	-	74	124	126,381
Lease Financing Rec.	-	-	-	-	2,645
Obligations of states and subdivisions	-	-	-	-	7,034
Consumer	48	-	30	78	14,961
Total	$4,663	$628	$5,851	$11,142	$797,764

	December 31, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$311	$-	$2,956	$3,267	$99,161
Real Estate-mortgage	3,339	29	2,055	5,423	272,180
Real Estate-non farm non residential	736	-	2,225	2,961	253,309
Commercial	97	-	100	197	129,197
Lease Financing Rec.	-	-	-	-	2,650
Obligations of states and subdivisions	-	-	-	-	969
Consumer	70	-	32	102	15,049
Total	$4,553	$29	$7,368	$11,950	$772,515

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

March 31, 2016

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$453,767	$170,711	$18,078	$137,949	$780,505
Special Mention	794	151	-	248	1,193
Substandard	14,777	1,493	105	147	16,522
Doubtful	-	324	-	44	368
Subtotal	469,338	172,679	18,183	138,388	798,588
Less:
Unearned discount	410	64	-	350	824
Loans, net of unearned discount	$468,928	$172,615	$18,183	$138,038	$797,764

December 31, 2015

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$434,638	$167,394	$19,556	$132,101	$753,689
Special Mention	681	153	-	168	1,002
Substandard	16,655	1,453	75	178	18,361
Doubtful	-	327	-	-	327
Subtotal	451,974	169,327	19,631	132,447	773,379
Less:
Unearned discount	448	76	-	340	864
Loans, net of unearned discount	$451,526	$169,251	$19,631	$132,107	$772,515

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2016, follows:

($ in thousands)

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$16,442	$200	$-	$16,642
Tax-exempt and taxable obligations of states and municipal subdivisions	94,487	3,118	11	97,594
Mortgage-backed securities	113,877	1,914	58	115,733
Corporate obligations	23,345	85	1,227	22,203
Other	1,255	-	301	954
Total	$249,406	$5,317	$1,597	$253,126
Held-to-maturity securities:
Mortgage-backed securities	$851	$26	$-	$877
Taxable obligations of states and municipal subdivisions	6,000	1,864	-	7,864
Total	$6,851	$1,890	$-	$8,741

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has experienced recoveries on a previously charged-off loan of $941,000. In 2015, $722,000 was recovered and a third and final installment of $219,000 is expected during 2016.

NOTE K – RECLASSIFICATION

Certain amounts in the 2015 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

The First represents the primary asset of the Company. The First reported total assets of $1.2 billion at March 31, 2016, compared to $1.1 billion at December 31, 2015, an increase of $0.1 billion. Loans increased $25.2 million, or 3.3%, during the first three months of 2016. Deposits at March 31, 2016, totaled $1.0 billion compared to $916.7 million at December 31, 2015. For the three month period ended March 31, 2016, The First reported net income of $2.9 million compared to $2.2 million for the three months ended March 31, 2015.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2016, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2016, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,663
Past due 90 days or more and still accruing	628

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.9 million at March 31, 2016, a decrease of $1.5 million from December 31, 2015. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.4 million at March 31, 2016. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2016, the Bank had $6.8 million in loans that were modified as troubled debt restructurings, of which $3.0 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $96.0 million as of March 31, 2016. In addition, loans and investment securities repricing or maturing within one year or less exceeded $218.7 million at March 31, 2016. Approximately $156.0 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $1.1 million at March 31, 2016.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2016, was $107.2 million, or approximately 8.6% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2016, were as follows:

Tier 1 leverage	8.4%
Tier 1 risk-based	10.7%
Total risk-based	11.4%
Common equity Tier 1	7.8%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $2,604,000 for the three months ended March 31, 2016, compared with consolidated net income of $2,029,000 for the same period last year.

Net interest income increased to $9.7 million from $8.9 million for the three months ended March 31, 2016, or an increase of 9.0% as compared to the same period in 2015. Quarterly average earning assets at March 31, 2016, increased $63.2 million, or 6.2% and quarterly average interest-bearing liabilities also increased $69.6 million or 8.4% when compared to March 31, 2015.

Noninterest income for the three months ended March 31, 2016, was $2,483,000 compared to $1,850,000 for the same period in 2015, reflecting an increase of $633,000 or 34.2%. This increase consisted mainly of increased mortgage income and gain on conversion of our debit card provider.

The provision for loan losses was $190,000 for the three months ended March 31, 2016 compared with $150,000 for the same period in 2015. The allowance for loan losses of $7.0 million at March 31, 2016 (approximately .88% of total loans and 1.10% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $0.6 million or 7.4% for the three months ended March 31, 2016, when compared with the same period in 2015. The largest increase was related to salaries and benefits of $523,000 of which $319,000 can be attributed to acquisition of The Mortgage Connection, LLC.

ITEM NO. 3. CONTROLS AND PROCEDURES

As of March 31, 2016, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) NO. 2016-09 “Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

In February 2016 the FASB issued ASU NO. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2015. Please refer to the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2016.

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 3.	REMOVED AND RESERVED

ITEM 4.	OTHER INFORMATION

Not Applicable

ITEM 5.	EXHIBITS

(a) Exhibits

Exhibit No.

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	The Company filed two reports on Form 8-K during the quarter ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
May 16, 2016	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
May 16, 2016	DeeDee Lowery
(Date)	Executive Vice President and Chief Financial Officer