Form 10-Q
period 2016-06-30
FIRST BANCSHARES INC /MS/
filed 2016-08-15
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

ON June 30, 2016, 5,458,508 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $1.00 PER SHARE WERE ISSUED AND OUTSTANDING.

TRANSITIONAL DISCLOSURE FORMAT (CHECK ONE):

 YES  ☐   NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT):

YES  ☐   NO  ☒

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS

Cash and due from banks	$33,402	$23,635
Interest-bearing deposits with banks	21,065	17,303
Federal funds sold	310	321

Total cash and cash equivalents	54,777	41,259

Securities held-to-maturity, at amortized cost	6,025	7,092
Securities available-for-sale, at fair value	242,855	239,732
Other securities	9,578	8,135

Total securities	258,458	254,959

Loans held for sale	8,937	3,974
Loans	824,083	772,515
Allowance for loan losses	(7,259)	(6,747)

Loans, net	825,761	769,742

Premises and equipment	33,502	33,623
Interest receivable	4,103	3,953
Cash surrender value of life insurance	20,963	14,872
Goodwill	13,776	13,776
Other real estate owned	4,716	3,083
Other assets	8,844	9,864

TOTAL ASSETS	$1,224,900	$1,145,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$194,950	$189,445
Interest-bearing	837,413	727,250

TOTAL DEPOSITS	1,032,363	916,695

Interest payable	244	246
Borrowed funds	68,000	110,321
Subordinated debentures	10,310	10,310
Other liabilities	3,685	4,123

TOTAL LIABILITIES	1,114,602	1,041,695

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,458,508 shares issued at June 30, 2016; and 5,403,159 shares issued at December 31, 2015, respectively	5,459	5,403
Additional paid-in capital	44,865	44,650
Retained earnings	40,299	35,625
Accumulated other comprehensive income	3,016	1,099
Treasury stock, at cost, 26,494 shares at June 30, 2016 and at December 31, 2015	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	110,298	103,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,224,900	$1,145,131

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

INTEREST INCOME:
Interest and fees on loans	$9,313	$8,532	$18,349	$16,680
Interest and dividends on securities:
Taxable interest and dividends	1,058	1,010	2,129	2,021
Tax exempt interest	473	464	933	965
Interest on federal funds sold	27	16	56	39

TOTAL INTEREST INCOME	10,871	10,022	21,467	19,705

INTEREST EXPENSE:
Interest on deposits	813	658	1,514	1,290
Interest on borrowed funds	203	148	424	320

TOTAL INTEREST EXPENSE	1,016	806	1,938	1,610

NET INTEREST INCOME	9,855	9,216	19,529	18,095

PROVISION FOR LOAN LOSSES	204	-	394	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,651	9,216	19,135	17,945

OTHER INCOME:
Service charges on deposit accounts	1,284	1,097	2,566	2,148
Other service charges and fees	1,677	757	2,878	1,556
TOTAL OTHER INCOME	2,961	1,854	5,444	3,704

OTHER EXPENSES:
Salaries and employee benefits	5,400	4,613	10,549	9,239
Occupancy and equipment	1,110	1,137	2,183	2,246
Other	2,411	2,342	4,582	4,425

TOTAL OTHER EXPENSES	8,921	8,092	17,314	15,910

INCOME BEFORE INCOME TAXES	3,691	2,978	7,265	5,739

INCOME TAXES	1,042	793	2,012	1,525

NET INCOME	2,649	2,185	5,253	4,214

PREFERRED STOCK ACCRETION AND DIVIDENDS	86	86	171	171

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,563	$2,099	$5,082	$4,043

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.47	$0.39	$0.94	$0.75
DILUTED	0.47	0.39	0.93	0.75
DIVIDENDS PER SHARE – COMMON	0.0375	0.0375	0.075	0.075

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income per consolidated statements of income	$2,649	$2,185	$5,253	$4,214
Other Comprehensive Income:
Unrealized holding gains (losses) arising during period on available-for-sale securities	756	(3,135)	2,827	(2,011)
Unrealized holding gains (losses) on loans held for sale	74	(56)	86	(39)
Income tax benefit(expense)	(286)	1,088	(996)	699
Other comprehensive income (loss)	544	(2,103)	1,917	(1,351)
Comprehensive Income	$3,193	$82	$7,170	$2,863

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ in thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income					4,214			4,214
Other comprehensive loss	-	-	-	-	-	(1,351)	-	(1,351)
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(405)	-	-	(405)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	362	-	-	-	362
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Repurchase warrants	-	-	(284)	(19)	-	-	-	(303)
Balance, June 30, 2015	$5,401	$17,123	$-	$44,294	$31,613	$467	$(464)	$98,434

Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	-	5,253	-	-	5,253
Other comprehensive income	-	-	-	-	-	1,917	-	1,917
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(408)	-	-	(408)
Repurchase of restricted stock for payment of taxes	(5)	-	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	-	(61)	-	-	-	-
Compensation expense	-	-	-	376	-	-	-	376
Balance, June 30, 2016	$5,459	$17,123	$-	$44,865	$40,299	$3,016	$(464)	$110,298

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,253	$4,214
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(129)	-
Depreciation, amortization and accretion	1,741	1,642
Provision for loan losses	394	150
Loss on sale/writedown of ORE	86	129
Gain on sale of bank premises	-	(119)
Restricted stock expense	376	362
Increase in cash value of life insurance	(241)	(207)
Federal Home Loan Bank stock dividends	(10)	(4)
Changes in:
Interest receivable	(150)	31
Loans held for sale, net	(4,877)	183
Interest payable	(2)	(61)
Other, net	(203)	(3,895)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,238	2,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	27,578	28,281
Purchases of securities available-for-sale and held-to-maturity securities	(27,294)	(11,496)
Net (purchases) of other securities	(1,433)	1,451
Net increase in loans	(53,684)	(26,766)
Proceeds from sale of bank premises	-	949
Net increase in premises and equipment	(717)	(408)
Purchase of bank-owned life insurance	(5,850)	-
NET CASH USED IN INVESTING ACTIVITIES	(61,400)	(7,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	115,668	69,417
Net decrease in borrowed funds	(42,321)	(45,459)
Dividends paid on common stock	(391)	(389)
Dividends paid on preferred stock	(171)	(171)
Repurchase of restricted stock for payment of taxes	(105)	(92)
Repurchase of shares issued in BCB acquisition	-	(36)
Repurchase of warrants	-	(303)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,680	22,967

NET INCREASE IN CASH	13,518	17,403
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,259	44,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,777	$62,021

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	1,940	1,764
CASH PAYMENTS FOR INCOME TAXES	2,751	3,305
LOANS TRANSFERRED TO OTHER REAL ESTATE	2,276	506
ISSUANCE OF RESTRICTED STOCK GRANTS	61	67

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

NOTE B — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At June 30, 2016, the Company had approximately $1.2 billion in assets, $825.8 million in net loans, $1.0 billion in deposits, and $110.3 million in stockholders' equity. For the six months ended June 30, 2016, the Company reported net income of $5.3 million ($5.1 million applicable to common stockholders).

In the first and second quarters of 2016, the Company declared and paid a dividend of $.0375 per common share.

NOTE C – BUSINESS COMBINATION

The Mortgage Connection

On December 14, 2015, the Company completed the acquisition of The Mortgage Connection, a Mississippi corporation, which included two loan production offices located in Madison and Brandon, Mississippi.

In connection with the acquisition, the Company recorded $1.5 million of goodwill.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$844
Payable	800
Total purchase price	1,644
Identifiable assets:
Intangible	100
Personal property	44
Total assets	144
Liabilities and equity	-
Net assets acquired	144
Goodwill resulting from acquisition	$1,500

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

	For the Three Months Ended
	June 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,563,000	5,432,014	$0.47

Effect of dilutive shares:
Restricted stock grants		58,578

Diluted per share	$2,563,000	5,490,592	$0.47

	For the Six Months Ended
	June 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$5,082,000	5,423,676	$0.94

Effect of dilutive shares:
Restricted stock grants		58,578

Diluted per share	$5,082,000	5,482,254	$0.93

	For the Three Months Ended
	June 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,099,000	5,374,415	$0.39

Effect of dilutive shares:
Restricted stock grants		57,747

Diluted per share	$2,099,000	5,432,162	$0.39

	For the Six Months Ended
	June 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$4,043,000	5,366,495	$0.75

Effect of dilutive shares:
Restricted stock grants		57,747

Diluted per share	$4,043,000	5,424,242	$0.75

The Company granted 61,247 shares of restricted stock in the first quarter of 2016 and -0- shares during the second quarter of 2016.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,128	$-	$9,128	$-
Municipal securities	99,729	-	99,729	-
Mortgage-backed securities	111,958	-	111,958	-
Corporate obligations	21,091	-	18,683	2,408
Other	949	949	-	-
Total	$242,855	$949	$239,498	$2,408

December 31, 2015

(Dollars in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$19,611	$-	$19,611	$-
Municipal securities	97,889	-	97,889	-
Mortgage-backed securities	98,925	-	98,925	-
Corporate obligations	22,346	-	19,789	2,557
Other	961	961	-	-
Total	$239,732	$961	$236,214	$2,557

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued Trust
	Preferred
(Dollars in thousands)	Securities
	2016	2015
Balance, January 1	$2,557	$2,801
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized loss included in comprehensive income	(149)	(244)
Balance at June 30, 2016 and December 31, 2015	$2,408	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2016	$2,408	Discounted cash flow	Probability of default	1.20% - 2.98%
December 31, 2015	$2,557	Discounted cash flow	Probability of default	1.08% - 2.77%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2016, amounted to $4.7 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2016 and December 31, 2015.

($ in thousands)

June 30, 2016

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,722	$-	$8,722	$-

Other real estate owned	4,716	-	4,716	-

December 31, 2015

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,127	$-	$10,127	$-

Other real estate owned	3,083	-	3,083	-

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

Bank-Owned Life Insurance – The fair value of bank-owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

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

As of June 30, 2016			Fair Value Measurements
($ in thousands)
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$54,777	$54,777	$54,777	$-	$-
Securities available-for-sale	242,855	242,855	949	239,498	2,408
Securities held-to-maturity	6,025	7,890	-	7,890	-
Other securities	9,578	9,578	-	9,578	-
Loans, net	825,761	848,470	-	-	848,470
Bank-owned life insurance	20,963	20,963	-	20,963	-

Liabilities:
Noninterest- bearing deposits	$194,950	$194,950	$-	$194,950	$-
Interest-bearing deposits	837,413	837,288	-	837,288	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	68,000	68,000	-	68,000	-

As of December 31, 2015			Fair Value Measurements
($ in thousands)
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$41,259	$41,259	$41,259	$-	$-
Securities available-for-sale	239,732	239,732	961	236,214	2,557
Securities held-to-maturity	7,092	8,548	-	8,548	-
Other securities	8,135	8,135	-	8,135	-
Loans, net	769,742	784,113	-	-	784,113
Bank-owned life insurance	14,872	14,872	-	14,872	-

Liabilities:
Noninterest- bearing deposits	$189,445	$189,445	$-	$189,445	$-
Interest-bearing deposits	727,250	726,441	-	726,441	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	110,321	110,321	-	110,321	-

NOTE G — LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended June 30, 2016 and December 31, 2015, average loans accounted for 73.8% and 73.3% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Mortgage loans held for sale	$8,937	1.1%	$3,974	0.5%
Commercial, financial and agricultural	118,924	14.3	129,197	16.6
Real Estate:
Mortgage-commercial	296,676	35.6	253,309	32.6
Mortgage-residential	282,420	33.9	272,180	35.1
Construction	101,439	12.2	99,161	12.8
Lease financing receivable	2,642	.3	2,650	0.3
Obligations of states and subdivisions	6,965	0.8	969	0.1
Consumer and other	15,017	1.8	15,049	2.0
Total loans	833,020	100%	776,489	100%
Allowance for loan losses	(7,259)		(6,747)
Net loans	$825,761		$769,742

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

Activity in the allowance for loan losses for the period was as follows:

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016

Balance at beginning of period	$6,982	$6,747
Loans charged-off:
Real Estate	(78)	(156)
Installment and Other	(19)	(28)
Commercial, Financial and Agriculture	-	(6)
Total	(97)	(190)
Recoveries on loans previously charged-off:
Real Estate	147	191
Installment and Other	19	37
Commercial, Financial and Agriculture	4	80
Total	170	308
Net recoveries	73	118
Provision for Loan Losses	204	394
Balance at end of period	$7,259	$7,259

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2016 and December 31, 2015.

Allocation of the Allowance for Loan Losses

	June 30, 2016
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$865	15.1%
Commercial Real Estate	3,215	61.5
Consumer Real Estate	1,540	20.8
Consumer	134	2.5
Unallocated	1,505	.1
Total	$7,259	100%

	December 31, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$895	17.1%
Commercial Real Estate	3,018	58.4
Consumer Real Estate	1,477	21.9
Consumer	141	2.5
Unallocated	1,216	.1
Total	$6,747	100%

The following table represents the Company’s impaired loans at June 30, 2016, and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,930	$6,020
Impaired loans with a valuation allowance	3,792	4,107
Total impaired loans	$8,722	$10,127
Allowance for loan losses on impaired loans at period end	953	957

Total nonaccrual loans	5,742	7,368

Past due 90 days or more and still accruing	267	29
Average investment in impaired loans	9,238	9,652

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Interest income recognized during impairment	$40	$85
Cash-basis interest income recognized	40	83

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2016 was $100,000 and $198,000, respectively, and $105,000 and $199,000, respectively, for the three months and six months ended June 30, 2015. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2016 and December 31, 2015.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2016 and December 31, 2015. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2016

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$8,413	$47	$262	$8,722
Collectively evaluated	671,632	15,268	128,461	815,361
Total	$680,045	$15,315	$128,723	$824,083

Allowance for Loan Losses
Individually evaluated	$868	$24	$61	$953
Collectively evaluated	3,887	1,615	804	6,306
Total	$4,755	$1,639	$865	$7,259

December 31, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,782	$39	$306	$10,127
Collectively evaluated	610,996	19,591	131,801	762,388
Total	$620,778	$19,630	$132,107	$772,515

Allowance for Loan Losses
Individually evaluated	$882	$25	$50	$957
Collectively evaluated	3,613	1,332	845	5,790
Total	$4,495	$1,357	$895	$6,747

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2016 and December 31, 2015. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2016 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2016

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	4,588	4,550	-	4,979	10
Consumer real estate	337	337	-	257	-
Consumer installment	5	5	-	6	-
Total	$4,930	$4,892	$-	$5,242	$10

Impaired loans with a related allowance:
Commercial installment	$262	$262	$61	$281	$6
Commercial real estate	2,727	2,727	373	2,870	59
Consumer real estate	761	761	495	810	8
Consumer installment	42	42	24	35	-
Total	$3,792	$3,792	$953	$3,996	$73

Total Impaired Loans:
Commercial installment	$262	$262	$61	$281	$6
Commercial real estate	7,315	7,277	373	7,849	69
Consumer real estate	1,098	1,098	495	1,067	8
Consumer installment	47	47	24	41	-
Total Impaired Loans	$8,722	$8,684	$953	$9,238	$83

As of June 30, 2016, the Company had $1.4 million of foreclosed residential real estate property obtained by physical possession and $.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

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

Total outstanding acquired impaired loans were $2,927,095 as of June 30, 2016 and $3,039,840 as of December 31, 2015. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at June 30, 2016 and December 31, 2015: (in thousands)

	June 30, 2016		December 31, 2015
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,219	$1,821	$1,417	$2,063
Accretion	(39)	39	(198)	198
Payments received, net	-	(113)	-	(440)
Balance at end of period	$1,180	$1,747	$1,219	$1,821

The following tables provide detail of troubled debt restructurings (TDRs) at June 30, 2016.

For the Three Months Ending June 30, 2016

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$-	$-	-	$-

For the Six Months Ending June 30, 2016

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$285	$285	1	$6
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$285	$285	1	$6

There were no TDRs modified during the three month period ended June 30, 2016.

The balance of troubled debt restructurings (TDRs)was $6.8 million at June 30, 2016 and $6.9 million at December 31, 2015, respectively, calculated for regulatory reporting purposes. There was $247,000 allocated in specific reserves established with respect to these loans as of June 30, 2016. As of June 30, 2016, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at June 30, 2016 and December 31, 2015:

(in thousands)

	June 30, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$189	$-	$-	$50	$239
Commercial real estate	2,534	-	-	3,582	6,116
Consumer real estate	250	-	-	129	379
Consumer installment	7	-	-	27	34
Total	$2,980	$-	$-	$3,788	$6,768
Allowance for loan losses	$118	$-	$-	$129	$247

(in thousands)

	December 31, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$206	$-	$-	$50	$256
Commercial real estate	1,823	-	-	2,934	4,757
Consumer real estate	721	-	-	1,135	1,856
Consumer installment	8	-	-	29	37
Total	$2,758	$-	$-	$4,148	$6,906
Allowance for loan losses	$106	$-	$-	$197	$303

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	June 30, 2016
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$561	$-	$2,629	$3,190	$101,439
Real Estate-mortgage	1,388	267	2,049	3,704	282,420
Real Estate-non farm non residential	296	-	951	1,247	296,676
Commercial	134	-	73	207	118,924
Lease Financing Rec.	-	-	-	-	2,642
Obligations of states and subdivisions	-	-	-	-	6,965
Consumer	20	-	40	60	15,017
Total	$2,399	$267	$5,742	$8,408	$824,083

	December 31, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$311	$-	$2,956	$3,267	$99,161
Real Estate-mortgage	3,339	29	2,055	5,423	272,180
Real Estate-non farm non residential	736	-	2,225	2,961	253,309
Commercial	97	-	100	197	129,197
Lease Financing Rec.	-	-	-	-	2,650
Obligations of states and subdivisions	-	-	-	-	969
Consumer	70	-	32	102	15,049
Total	$4,553	$29	$7,368	$11,950	$772,515

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

($ in thousands)

June 30, 2016

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$492,372	$169,666	$20,575	$124,783	$807,396
Special Mention	785	245	-	205	1,235
Substandard	14,264	1,360	85	149	15,858
Doubtful	-	321	-	42	363
Subtotal	507,421	171,592	20,660	125,179	824,852
Less:
Unearned discount	382	67	-	320	769
Loans, net of unearned discount	$507,039	$171,525	$20,660	$124,859	$824,083

December 31, 2015

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$434,638	$167,394	$19,556	$132,101	$753,689
Special Mention	681	153	-	168	1,002
Substandard	16,655	1,453	75	178	18,361
Doubtful	-	327	-	-	327
Subtotal	451,974	169,327	19,631	132,447	773,379
Less:
Unearned discount	448	76	-	340	864
Loans, net of unearned discount	$451,526	$169,251	$19,631	$132,107	$772,515

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2016, follows:

($ in thousands)

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$9,056	$72	$-	$9,128
Tax-exempt and taxable obligations of states and municipal subdivisions	96,232	3,499	2	99,729
Mortgage-backed securities	109,637	2,341	20	111,958
Corporate obligations	22,200	146	1,255	21,091
Other	1,255	-	306	949
Total	$238,380	$6,058	$1,583	$242,855
Held-to-maturity securities:
Mortgage-backed securities	$25	$1	$-	$26
Taxable obligations of states and municipal subdivisions	6,000	1,864	-	7,864
Total	$6,025	$1,865	$-	$7,890

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

The First represents the primary asset of the Company. The First reported total assets of $1.2 billion at June 30, 2016, compared to $1.1 billion at December 31, 2015, an increase of $79.6 million. Loans increased $51.6 million, or 6.7%, during the first six months of 2016. Deposits at June 30, 2016, totaled $1.0 billion compared to $916.7 million at December 31, 2015. For the six month period ended June 30, 2016, The First reported net income of $5.8 million compared to $4.6 million for the six months ended June 30, 2015.

NONPERFORMING ASSETS AND RISK ELEMENTS. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2016, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2016, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$2,399
Past due 90 days or more and still accruing	267

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.7 million at June 30, 2016, a decrease of $1.6 million from December 31, 2015. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.7 million at June 30, 2016. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2016, the Bank had $6.8 million in loans that were modified as troubled debt restructurings, of which $3.0 million were performing as agreed with modified terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $54.8 million as of June 30, 2016. In addition, loans and investment securities repricing or maturing within one year or less exceeded $236.4 million at June 30, 2016. Approximately $195.4 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $1.8 million at June 30, 2016.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2016, was $110.3 million, or approximately 9.0% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2016, were as follows:

Tier 1 leverage	8.50%
Tier 1 risk-based	10.53%
Total risk-based	11.28%
Common equity Tier 1	7.78%

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

RESULTS OF OPERATIONS

The Company had a consolidated net income of $2,649,000 for the three months ended June 30, 2016, compared with consolidated net income of $2,185,000 for the same period last year.

Net interest income increased to $9.9 million from $9.2 million for the three months ended June 30, 2016, or an increase of 6.9% as compared to the same period in 2015. Quarterly average earning assets at June 30, 2016, increased $78.8 million, or 7.7% and quarterly average interest-bearing liabilities also increased $88.5 million or 10.8% when compared to June 30, 2015.

Noninterest income for the three months ended June 30, 2016, was $2,961,000 compared to $1,854,000 for the same period in 2015, reflecting an increase of $1,107,000 or 59.7%. This increase consisted mainly of increased mortgage income of $826,000.

The provision for loan losses was $204,000 for the three months ended June 30, 2016 compared with $0 for the same period in 2015. The allowance for loan losses of $7.3 million at June 30, 2016 (approximately .88% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $829,000 or 10.2% for the three months ended June 30, 2016, when compared with the same period in 2015. The largest increase was related to salaries and benefits of $787,000 of which $391,000 can be attributed to acquisition of The Mortgage Connection, LLC, as well as additional salaries and benefits related to the banking team in Mobile and the lender in Madison.

RESULTS OF OPERATIONS – YEAR TO DATE

The Company had a consolidated net income of $5,253,000 for the six months ended June 30, 2016, compared with consolidated net income of $4,214,000 for the same period last year.

Net interest income increased to $19.5 million from $18.1 million for the six months ended June 30, 2015, or an increase of 7.9% as compared to the same period in 2015. Average earning assets at June 30, 2016, increased $64.6 million, or 6.3% and quarterly average interest-bearing liabilities also increased $74.6 million or 9.0% when compared to December 31, 2015.

Noninterest income for the six months ended June 30, 2016, was $5,444,000 compared to $3,704,000 for the same period in 2015, reflecting an increase of $1,740,000 or 47.0%. This increase consists of $1,137,000 of increased mortgage income and increased service charges of $224,000 and a one-time gain on the conversion of our debit card provider of $260,000.

The provision for loan losses was $394,000 for the six months ended June 30, 2016, compared with $150,000 for the same period in 2015. The allowance for loan losses of $7.3 million at June 30, 2016 (approximately .88% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1.4 million or 8.8% for the six months ended June 30, 2016, when compared with the same period in 2015. $1.0 million of the increase can be attributed to the salaries and benefits of The Mortgage Connection, LLC that was acquired in the fourth quarter of 2015 and the addition of the team in Mobile and the lender in Madison.

ITEM NO. 3.     CONTROLS AND PROCEDURES

As of June 30, 2016, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM NO. 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-13.

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

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 3.	REMOVED AND RESERVED

ITEM 4.	OTHER INFORMATION

Not Applicable

ITEM 5.	EXHIBITS

(a) Exhibits

Exhibit No.

2.1	Agreement and Plan of merger, dated as of March 2, 2014, between The First Bancshares, Inc. and BCB Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-7-2014)

2.1	Acquisition Agreement, dated as of January 31, 2013, between The First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 2-1-13) and First Amendment to Acquisition Agreement, dated as of March 15, 2013, between First Bancshares, Inc. and First Baldwin Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on 3-20-13)

3.1	Articles of Amendment and Certificate of Designation, Preferences and Rights of Series D Nonvoting Convertible Preferred Stock dated as of March 18,2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on 3-21-13).

3.2	Restated Articles of Incorporation dated as of March 21, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on 3-21-13).

4.1	Certificate of Designation of Series D Nonvoting Convertible Preferred Stock, as filed with the Mississippi Secretary of State on March 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2013).

10.1	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013)

10.2	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)	The Company filed three reports on Form 8-K during the quarter ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
August 15, 2016	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEEDEE LOWERY
August 15, 2016	DeeDee Lowery,
(Date)	Executive Vice President and Chief Financial Officer