Form 10-K/A
period 2015-12-31
FIRST BANCSHARES INC /MS/
filed 2016-10-11
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 000-22507

THE FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0862173

(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

6480 U.S. Hwy. 98 West, Suite A
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Based on the price at which the registrant’s Common Stock was last sold as of the last business day of the registrant’s second fiscal quarter (June 30, 2015), at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $79,753,849.65 based on the closing price reported to the registrant on that date of $16.65 per share.

On March 17,2016, the registrant had outstanding 5,432,014 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Amendment No. 1. Portions of the following documents are incorporated by reference to Parts II and III of the Original Form 10-K report: Proxy Statement dated April 15, 2016, and the Annual Report to the Stockholders for the year ended December 31, 2015.

THE FIRST BANCSHARES, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as originally filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Form 10-K”). The Original Form 10-K was prepared and filed in accordance with requirements applicable to “smaller reporting companies” as defined in Rule 12b-2 of the Exchange Act of 1934 (“Exchange Act”). During the 3rd quarter of 2016, after consultation with outside counsel, the Company determined that the Company had become, as of January 1, 2016, an “accelerated filer” as defined in Exchange Act Rule 12b-2 due to a re-evaluation of the affiliate status of certain shareholders, who were initially mistakenly believed to be affiliates of the Company. This increased the Company’s public float to more than $75 million as of June 30, 2015.

Accordingly, we are amending the Original Form 10-K so that it complies with all applicable requirements for an “accelerated filer.” Specifically, this amendment is being filed to (i) correct the Company’s public float calculation and filer status set forth on the facing page, (ii) revise and reconfirm the conclusions of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures required by Item 307 of Regulation S-K, (iii) restate and revise the Company’s Management’s Annual Report on Internal Control Over Financial Reporting required by Item 308(a) of Regulation S-K and (iv) attach the related attestation report of the registered public accounting firm required by Item 308(b) (“Attestation Report”) which Attestation Report was not included in the Original Form 10-K on the belief that the Company continued to be a smaller reporting company. In addition, as required by Rule 12b-15 of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. This Amendment No. 1 also serves to update the exhibit description and index in connection therewith and the signature page to reflect the filing date of this Amendment No. 1.

This Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the Original Form 10-K remains unchanged.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, have concluded, based upon their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e)) as of December 31, 2015, that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2015, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC. As noted in the Explanatory Note above, the failure to file the Original Form 10-K within the specified time period for “accelerated filers” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 resulted from a misinterpretation of the affiliate status of certain shareholders, and not due to any failure of disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 12a-15(f), as of December 31, 2015.

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

T.E. Lott & Company, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The First Bancshares, Inc.

Hattiesburg, Mississippi

We have audited The First Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The First Bancshares, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The First Bancshares, Inc., as of December 31, 2015 and 2014, and for each of the years in the two-year period ended December 31, 2015, and our report dated March 30, 2016, expressed an unqualified opinion thereon.

/S/ T. E. Lott & Company

Columbus, Mississippi

October 11, 2016

PART IV

ITEM 15. EXHIBITS

(a)	The following documents are filed as part of this Amendment No. 1:

Exhibit Number

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Company’s CEO pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Company’s CFO pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Report pursuant to Rule 13a-14(b)/15d-14(b)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: October 11, 2016	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: October 11, 2016	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/E. Ricky Gibson	Director and Chairman of the Board	October 11, 2016
/s/ David W. Bomboy	Director	October 11, 2016
/s/ Charles R. Lightsey	Director	October 11, 2016
/s/ Fred McMurry	Director	October 11, 2016
/s/ Gregory Mitchell	Director	October 11, 2016
/s/ Ted E. Parker	Director	October 11, 2016
/s/ J. Douglas Seidenburg	Director	October 11, 2016
/s/ Andrew D. Stetelman	Director	October 11, 2016
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	October 11, 2016
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	October 11, 2016