Form 10-Q/A
period 2016-03-31
FIRST BANCSHARES INC /MS/
filed 2016-10-11
CIK 947559

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-22507

THE FIRST BANCSHARES, INC.

(EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0862173
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6480 U.S. HIGHWAY 98 WEST, SUITE A
HATTIESBURG, MISSISSIPPI	39402
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

YES ☐ NO ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as originally filed with the Securities and Exchange Commission on May 16, 2016 (the “Original Form 10-Q”). The original Form 10-Q was prepared and filed in accordance with disclosure requirements applicable to “smaller reporting companies” as defined in Rule 12b-2 of the Exchange Act of 1934 (“Exchange Act”). During the 3rd quarter of 2016, after consultation with outside counsel, the Company determined that the Company had become, as of January 1, 2016, an “accelerated filer” as defined in Exchange Act Rule 12b-2 due to a re-evaluation of the affiliate status of certain shareholders, which were initially misinterpreted to be affiliates of the Company, which in turn increased the Company’s public float to more than $75 million as of June 30, 2015. Accordingly, we are amending the Original Form 10-Q so that it complies with all applicable requirements for an “accelerated filer.” Specifically, this amendment is being filed to augment Part I, Items 2 and 4, Part II, Items 1A and 6, and to add Part I, Item 3 which was previously inapplicable. We are restating the entire 10-Q in this filing as multiple items are being amended. The Company intends to file all future Exchange Act reports in accordance with accelerated filer Exchange Act rules, as applicable.

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$31,957	$23,635
Interest-bearing deposits with banks	37,316	17,303
Federal funds sold	26,692	321

Total cash and cash equivalents	95,965	41,259

Securities held-to-maturity, at amortized cost	6,851	7,092
Securities available-for-sale, at fair value	253,126	239,732
Other securities	9,570	8,135

Total securities	269,547	254,959

Loans held for sale	6,095	3,974
Loans	797,764	772,515
Allowance for loan losses	(6,982)	(6,747)

Loans, net	796,877	769,742

Premises and equipment	33,353	33,623
Interest receivable	4,266	3,953
Cash surrender value of life insurance	14,971	14,872
Goodwill	13,776	13,776
Other real estate owned	4,363	3,083
Other assets	8,833	9,864

TOTAL ASSETS	$1,241,951	$1,145,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$194,433	$189,445
Interest-bearing	846,672	727,250

TOTAL DEPOSITS	1,041,105	916,695

Interest payable	236	246
Borrowed funds	78,976	110,321
Subordinated debentures	10,310	10,310
Other liabilities	4,127	4,123

TOTAL LIABILITIES	1,134,754	1,041,695

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,458,508 shares issued at March 31,2016; and 5,403,159 shares issued at December 31, 2015, respectively	5,459	5,403
Additional paid-in capital	44,668	44,650
Retained earnings	37,939	35,625
Accumulated other comprehensive income	2,472	1,099
Treasury stock, at cost, 26,494 shares at
March 31, 2016 and at
December 31, 2015	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	107,197	103,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,241,951	$1,145,131

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

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

($ In Thousands)

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

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

($ In Thousands)

						Accumulated
						Other
				Additional		Compre-
	Common	Preferred	Stock	Paid-in	Retained	hensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income(Loss)	Stock	Total

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	2,029	-	-	2,029
Other compre-hensive income	-	-	-	-	-	752	-	752

Dividends on preferred stock	-	-	-	-	(85)	-	-	(85)
Dividends on common stock, $0.0375 per share	-	-	-	-	(202)	-	-	(202)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	184	-	-	-	184
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Balance, March 31, 2015	$5,401	$17,123	$284	$44,135	$29,717	$2,570	$(464)	$98,766

Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	-	2,604	-	-	2,604
Other compre-hensive income	-	-	-	-	-	1,373	-	1,373
Dividends on preferred stock	-	-	-	-	(85)	-	-	(85)
Dividends on common stock,$0.0375 per share	-	-	-	-	(205)	-	-	(205)
Repurchase of restricted stock for payment of taxes	(5)	-	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	-	(61)	-	-	-	-
Compensation expense	-	-	-	179	-	-	-	179
Balance,March 31, 2016	$5,459	$17,123	$-	$44,668	$37,939	$2,472	$(464)	$107,197

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,604	$2,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	870	871
Provision for loan losses	190	150
Loss on sale/writedown of ORE	62	94
Gain on sale of bank premises	-	(119)
Restricted stock expense	179	184
Increase in cash value of life insurance	(99)	(106)
Federal Home Loan Bank stock dividends	(2)	(1)
Changes in:
Interest receivable	(313)	(291)
Loans held for sale, net	(2,109)	462
Interest payable	(10)	(41)
Other, net	365	(1,650)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,737	1,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	9,150	12,188
Purchases of securities available-for-sale and held-to-maturity securities	(20,541)	(3,520)
Net purchases of other securities	(1,433)	-
Net increase in loans	(26,736)	(12,650)
Proceeds from sale of bank premises	-	949
Net increase in premises and equipment	(151)	(197)
NET CASH USED IN INVESTING ACTIVITIES	(39,711)	(3,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	124,410	91,915
Net decrease in borrowed funds	(31,345)	(40,004)
Dividends paid on common stock	(195)	(194)
Dividends paid on preferred stock	(85)	(85)
Repurchase of restricted stock for payment of taxes	(105)	(92)
Repurchase of shares issued in BCB acquisition	-	(36)

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,680	51,504

NET INCREASE IN CASH	54,706	49,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,259	44,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,965	$94,474

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	932	892
CASH PAYMENTS FOR INCOME TAXES	236	2,206
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,554	506
ISSUANCE OF RESTRICTED STOCK GRANTS	61	67

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — SUMMARY OF ORGANIZATION

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – BUSINESS COMBINATION

The Mortgage Connection

On December 14, 2015, the Company completed the acquisition of The Mortgage Connection, a Mississippi corporation, which included two loan production offices located in Madison and Brandon, Mississippi.

In connection with the acquisition, the Company recorded $1.5 million of goodwill.

The amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$844
Payable	800
Total purchase price	1,644
Identifiable assets:
Intangible	100
Personal property	44
Total assets	144
Liabilities and equity:
Net assets acquired	144
Goodwill resulting from acquisition	$1,500

NOTE 5 – PREFERRED STOCK AND WARRANT

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

NOTE 6 — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as stock options.

	For the Three Months Ended
	March 31, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,519,000	5,415,339	$0.47

Effect of dilutive shares:Restricted stock grants		63,364

Diluted per share	$2,519,000	5,478,703	$0.46

	For the Three Months Ended
	March 31, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,944,000	5,358,576	$0.36

Effect of dilutive shares: Restricted stock grants		56,524

Diluted per share	$1,944,000	5,415,100	$0.36

The Company granted 61,247 shares of restricted stock in the first quarter of 2016.

NOTE 7 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s only sources of other comprehensive income are unrealized gains and losses on available-for-sale investment securities and loans held for sale. Gains or losses on investment securities that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

($ In Thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$155,996	$144,086
Standby letters of credit	1,125	1,135

NOTE 9 – FAIR VALUE DISCLOSURES AND REPORTING, THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate fair values. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available for sale and our equity securities that have readily determinable fair values be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

Fair value measurement and disclosure standards also establish a framework for measuring fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, the standards establish a fair value hierarchy that encourages an entity to maximize the use of observable inputs and limit the use of unobservable inputs when measuring fair values. The standards describe three levels of inputs that may be used to measure fair values:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2016 and December 31, 2015:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Bank-owned life insurance: Fair values are based on net cash surrender policy values at each reporting date.

•	Other securities: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of March 31, 2016			Fair Value Measurements
($ In Thousands)
				Significant
				Other	Significant
		Estimated	Quoted	Observable	Unobservable
	Carrying	Fair	Prices	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$95,965	$95,965	$95,965	$-	$-
Securities available-for- sale	253,126	253,126	954	249,698	2,474
Securities held- to-maturity	6,851	8,741	-	8,741	-
Other securities	9,570	9,570	-	9,570	-
Loans, net	796,877	814,936	-	-	814,936
Bank-owned life insurance	14,971	14,971	-	14,971	-
Liabilities:
Noninterest- bearing deposits	$194,433	$194,433	$-	$194,433	$-
Interest-bearing deposits	846,672	846,231	-	846,231	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	78,976	78,976	-	78,976	-

As of December 31, 2015			Fair Value Measurements
($ In Thousands)
				Significant
				Other	Significant
		Estimated	Quoted	Observable	Unobservable
	Carrying	Fair	Prices	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$41,259	$41,259	$41,259	$-	$-
Securities available-for- sale	239,732	239,732	961	236,214	2,557
Securities held- to-maturity	7,092	8,548	-	8,548	-
Other securities	8,135	8,135	-	8,135	-
Loans, net	769,742	784,113	-	-	784,113
Bank-owned life insurance	14,872	14,872	-	14,872	-

Liabilities:
Noninterest- bearing deposits	$189,445	$189,445	$-	$189,445	$-
Interest-bearing deposits	727,250	726,441	-	726,441	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	110,321	110,321	-	110,321	-

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets measured at fair value on a recurring basis as of the dates noted are summarized below:

March 31, 2016

($ In Thousands)		Fair Value Measurements Using
		Quoted Prices
		in
		Active Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$16,642	$-	$16,642	$-
Municipal securities	97,594	-	97,594	-
Mortgage-backed securities	115,733	-	115,733	-
Corporate obligations	22,203	-	19,729	2,474
Other	954	954	-	-
Total	$253,126	$954	$249,698	$2,474

December 31, 2015

($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of
U. S. Government Agencies	$19,611	$-	$19,611	$-
Municipal securities	97,889	-	97,889	-
Mortgage-backed securities	98,925	-	98,925	-
Corporate obligations	22,346	-	19,789	2,557
Other	961	961	-	-
Total	$239,732	$961	$236,214	$2,557

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued
	Trust
	Preferred
($ In Thousands)	Securities
	2016	2015
Balance, January 1	$2,557	$2,801
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized loss included in comprehensive income	(83)	(244)
Balance at March 31, 2016 and December 31, 2015	$2,474	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements ($ In Thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2016	$2,474	Discounted cash flow	Probability of default	1.18% - 2.96%
December 31, 2015	$2,557	Discounted cash flow	Probability of default	1.08% - 2.77%

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

NOTE 10 — SECURITIES

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2016, follows:

($ In Thousands)

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$16,442	$200	$-	$16,642
Tax-exempt and taxable obligations of states and municipal subdivisions	94,487	3,118	11	97,594
Mortgage-backed securities	113,877	1,914	58	115,733
Corporate obligations	23,345	85	1,227	22,203
Other	1,255	-	301	954
Total	$249,406	$5,317	$1,597	$253,126
Held-to-maturity securities:
Mortgage-backed securities	$851	$26	$-	$877
Taxable obligations of states and municipal subdivisions	6,000	1,864	-	7,864
Total	$6,851	$1,890	$-	$8,741

($ In Thousands)	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$19,479	$144	$13	$19,610
Tax-exempt and taxable obligations of states and municipal subdivisions	95,631	2,362	103	97,890
Mortgage-backed securities	98,223	1,127	425	98,925
Corporate obligations	23,495	62	1,211	22,346
Other	1,255	-	294	961
Total	$238,083	$3,695	$2,046	$239,732
Held-to-maturity securities:
Mortgage-backed securities	$1,092	$15	$-	$1,107
Taxable obligations of states and municipal subdivisions	6,000	1,440	-	7,440
Total	$7,092	$1,455	$-	$8,547

NOTE 11 — LOANS

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
	($ In Thousands)
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
	($ In Thousands)
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

	($ In Thousands)
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

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at March 31, 2016 and December 31, 2015: ($ In Thousands)

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
	($ In Thousands)
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

($ In Thousands)

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

($ In Thousands)

	March 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$199	$-	$-	$50	$249
Commercial real estate	2,555	-	-	3,598	6,153
Consumer real estate	254	-	-	133	387
Consumer installment	7	-	-	28	35
Total	$3,015	$-	$-	$3,809	$6,824
Allowance for loan losses	$119	$-	$-	$132	$251

($ In Thousands)

	December 31, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$206	$-	$-	$50	$256
Commercial real estate	1,823	-	-	2,934	4,757
Consumer real estate	721	-	-	1,135	1,856
Consumer installment	8	-	-	29	37
Total	$2,758	$-	$-	$4,148	$6,906
Allowance for loan losses	$106	$-	$-	$197	$303

Internal Risk Ratings

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

($ In Thousands)

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
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,020	17.3%
Commercial Real Estate	3,410	58.7
Consumer Real Estate	1,584	21.6
Consumer	144	2.3
Unallocated	824	.1
Total	$6,982	100%

	December 31, 2015
	($ In Thousands)
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

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has experienced recoveries on a previously charged-off loan of $941,000. In 2015, $722,000 was recovered and a third and final installment of $219,000 is expected during 2016.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2015 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

PART I - FINANCIAL INFORMATION

ITEM NO. 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q/A contains statements regarding the projected performance of The First Bancshares, Inc. and its subsidiary. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from the projections provided in this release since such projections involve significant known and unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; and legislation or regulatory changes which adversely affect the ability of the combined Company to conduct business combinations or new operations. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information and disclosures contained within those statements are significantly impacted by Management’s estimates and judgments, which are based on historical experience and incorporate various assumptions that are believed to be reasonable under current circumstances. Actual results may differ from those estimates under divergent conditions.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 11 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2016 compared to first quarter 2015

First quarter 2016 net earnings available to common shareholders totaled $2.5 million compared to $1.9 million for the first quarter of 2015. Revenues from consolidated operations increased $1,547,000 in quarterly comparison. Net interest income increased $796,000 in quarterly comparison as interest income earned on a higher volume of loans attributed to this overall increase. Noninterest income increased $633,000 in quarterly comparison for the first quarter of 2016 as compared to the first quarter of 2015 consisting mainly of increased mortgage income of $311,000 and gain on conversion of our debit card provider of $260,000.

First quarter 2016 noninterest expenses increased $577,000, or 7.4% as compared to first quarter 2015. The largest increase in noninterest expenses was related to salaries and benefits of $523,000 of which $319,000 can be attributed to acquisition of The Mortgage Connection, LLC in December 2015.

Fully taxable-equivalent (“FTE”) net interest income totaled $9.9 million and $9.1 million for the first quarter of 2016 and 2015, respectively. The FTE net interest income increased $775,000 in prior year quarterly comparison primarily due to an increase in interest earned on loans. The purchase accounting adjustments had a difference of $21,000 on net interest income for the first quarter comparisons. First quarter 2016 net interest margin of 3.68% includes 2 bps related to purchase accounting adjustments.

Investment securities totaled $269.5 million, or 21.7% of total assets at March 31, 2016, versus $261.9 million, or 22.9% of total assets at March 31, 2015. The average volume of investment securities decreased $0.1 million in prior year quarterly comparison. The average tax equivalent yield on investment securities remained the same at 2.63%. The investment portfolio had a net unrealized gain of $3.7 million at March 31, 2016 as compared to $3.9 million at March 31, 2015.

The average yield on all earnings assets increased 10 basis points in prior year quarterly comparison, from 3.92% for the first quarter of 2015 to 4.02% for the first quarter of 2016. This increase was slightly offset by an increase in average interest expense of 2 basis points from 0.39% for the first quarter of 2015 to 0.41% for the first quarter of 2016.

FINANCIAL CONDITION

Consolidated assets increased $96.8 million or 8.5% to $1.2 billion for the quarter ended March 31, 2016. Total loans were $797.8 million at March 31, 2016 as compared to $772.5 million at December 31, 2015 representing an increase of 3.3%. Increased loan volume was spread across the real estate categories with commercial real estate experiencing the largest growth. Fundings for commercial real estate loans increased $16.8 million or 6.6% quarter over quarter.

Total deposits increased $124.4 million or 13.6% to $1,041.1 million for the quarter ended March 31, 2016. This increase reflects seasonal fluctuations in our public deposit portfolio. Total deposits adjusted for seasonal public fund changes increased $7.1 million or 1.0% for quarter ended March 31, 2016.

The First represents the primary asset of the Company.

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

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $796,000, or 9%, for the first quarter of 2016 relative to the first quarter of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
		Tax			Tax
	Avg	Equivalent	Yield/	Avg	Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Taxable securities	$189,249	$1,056	2.23%	$184,401	$992	2.15%
Tax exempt securities	76,795	693	3.61%	81,717	759	3.72%
Total investment securities	266,044	1,749	2.63%	266,118	1,751	2.63%
Fed funds sold	12,395	30	0.97%	16,248	23	0.57%
Int bearing deposits in other banks	20,909	20	0.38%	27,430	19	0.28%
Loans	779,418	9,035	4.64%	705,752	8,148	4.62%
Total Interest earning assets	1,078,766	10,834	4.02%	1,015,548	9,941	3.92%
Other assets	117,562			111,801
Total assets	$1,196,328			$1,127,349

Interest-bearing liabilities:
Deposits	$777,692	$701	0.36%	$736,199	$632	0.34%
Repo	5,000	48	3.84%	5,000	48	3.84%
Fed funds purchased	782	2	1.02%	108	-	0.00%
FHLB	106,352	143	0.54%	78,892	78	0.40%
Subordinated debentures	10,310	28	1.09%	10,310	45	1.75%
Total interest bearing liabilities	900,136	922	0.41%	830,509	803	0.39%
Other liabilities	191,914			199,995
Shareholders' equity	104,278			96,845
Total liabilities and shareholders’ equity	$1,196,328			$1,127,349

Net interest income (TE)		$9,912	3.61%		$9,137	3.53%

Net interest margin			3.68%			3.60%

Interest Rate Sensitivity – March 31, 2016

	Net Interest Income @ Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	12.2%	-20%	41.5%	-40.00%
Up 300 bps	9.2%	-15%	33.7%	-30.00%
Up 200 bps	6.1%	-10%	24.3%	-20.00%
Up 100 bps	2.7%	-5%	13.2%	-10.00%
Down 100 bps	-2.4%	-5%	-10.4%	-10.00%
Down 200 bps	-4.2%	-10%	-6.7%	-20.00%

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

PROVISION FOR LOAN AND LEASE LOSSES

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three-months ended March 31, 2016 and 2015:

	Three Months Ended
($ In Thousands)	3/31/16	% of Total	3/31/15	% of Total
Non-interest income:
Service charges on deposit accounts	$637	25.65%	$568	30.87%
Mortgage income	645	25.98%	334	18.15%
Interchange fee income	644	25.94%	571	31.03%
Gain (loss) on securities, net	-	0%	-	0%
Gain on sale of premises and equipment	-	0%	100	5.43%
BEA award, net	-	0%	-	0%
Other charges and fees	557	22.43%	267	14.51%
Total non-interest income	$2,483	100%	$1,840	100%

Non-interest expense:
Salaries and employee benefits	$5,149	61.33%	$4,626	59.17%
Occupancy expense	1,073	12.78%	1,109	14.19%
FDIC premiums	244	2.91%	241	3.08%
Marketing	72	0.86%	62	0.79%
Amortization of core deposit intangibles	94	1.12%	100	1.28%
Other professional services	231	2.75%	258	3.30%
Other non-interest expense	1,532	18.25%	1,422	18.19%
Total non-interest expense	$8,395	100%	$7,818	100%

Noninterest income increased $643,000 in year-over-year comparison mainly consisting of increases in mortgage income of $311,000 and other fees and charges of $290,000. First quarter 2016 noninterest expenses increased $577,000, or 7.3% as compared to first quarter 2015. The largest increase in noninterest expenses was related to salaries and benefits of $523,000 of which $391,000 can be attributed to acquisition of The Mortgage Connection, LLC in December 2015 as well as additional salaries and benefits related to the banking team in Mobile and lender in Madison along with Treasury Management personnel.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits if applicable. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.

The Company’s provision for income taxes was $1.11 million total as of March 31, 2016 relative to $845,000 as of March 31, 2015. The higher tax provisioning for the first half comparison is the result of an increase in pre-tax income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest-earning assets are comprised of investments and loans, and the composition, growth characteristics, and credit quality of both are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan and lease portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $270 million, or 21% of total assets at March 31, 2016, compared to $255 million, or 22% of total assets at December 31, 2015.

We had $26.7 million fed funds sold at March 31, 2015 and $321,000 fed funds sold at December 31, 2015; and interest-bearing balances at other banks increased to $37.3 million at March 31, 2016 from $17.3 million at December 31, 2015 primarily due to an increase in our Federal Reserve Bank account. The Company’s investment portfolio increased with a total fair value of $262 million at March 31, 2016, reflecting an increase of $13.5 million, or 5.5%. The Company carries investments at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $8,741 million at March 31, 2016 as compared to $8,548 million at December 31, 2015. All other investment securities are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $804 million at March 31, 2016, an increase of $27 million, or 3.5%, since December 31, 2015. With an increase of $22 million in the Real Estate category, the Mortgage-commercial had the largest areas of growth of $16.8 million. Additionally, the category, obligations of states and subdivisions, increased by $6 million since December 31, 2015.

At March 31, 2016 the company had direct energy related loans of $24.2 million, representing 3.0% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production not exploration. All direct energy related loans are performing and are not adversely classified based on both internal and external reviews completed during the fourth quarter of 2015.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
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

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”). TDRs may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets totaled $10.2 million at March 31, 2016, an increase of $0.3 million compared to $10.5 million at December 31, 2015. The ALLL/total loans ratio was 0.87% at March 31, 2016 and 0.87% at December, 2015. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.10% of loans at March 31, 2016. The ratio of annualized net charge-offs (recoveries) to total loans was (0.01%) for the quarter ended March 31, 2016 compared to (0.002%) for the quarter ended December 31, 2015. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 is expected to be received in 2016.

Non-performing Assets and Performing Troubled Debt Restructuring:

($ In Thousands)
	03/31/16	12/31/15	03/31/15
NON-ACCRUAL LOANS
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	2,632	2,957	2,712
1-4 family residential revolving/open-end	324	327	337
1-4 family residential closed-end	1,821	1,728	1,752
Nonfarm, nonresidential, owner-occupied	613	1,853	696
Nonfarm, nonresidential, other nonfarm nonresidential	359	372	396
TOTAL REAL ESTATE	5,749	7,237	5,893

Commercial and industrial	74	100	65
Loans to individuals - other	30	32	37
TOTAL NON-ACCRUAL LOANS	5,853	7,369	5,995
Other real estate owned	4,363	3,081	4,598
TOTAL NON-PERFORMING ASSETS	$10,216	$10,450	$10,593
Performing TDRs	3,015	2,758	2,628

Total non-performing assets as a % of total loans & leases net of unearned income	1.27%	1.35%	1.48%
Total non-accrual loans as a % of total loans & leases net of unearned income	0.73%	0.95%	0.83%

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically, identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
($ In Thousands)
	Three months ended	Year ended	Three months ended
Balances:	3/31/16	12/31/15	3/31/15
Average gross loans & leases outstanding during period:	$779,418	$757,036	$705,752
Gross Loans & leases outstanding at end of period	803,859	776,489	718,016

Allowance for Loan and Lease Losses:
Balance at beginning of period	$6,747	$6,095	$6,095
Provision charged to expense	190	410	149
Charge-offs:
Real Estate-
1-4 family residential construction	-	74	-
Other construction/land	68	88	-
1-4 family revolving, open-ended	-	8	-
1-4 family closed-end	10	364	342
Nonfarm, nonresidential, owner-occupied	-	-	-
Total Real Estate	78	534	342
Commercial and industrial	-	183	-
Credit cards	6	-	-
Automobile loans	4	31	11
Loans to individuals - other	-	-	-
All other loans	5	95	14
Total	93	843	367

Recoveries:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	16	63	6
1-4 family revolving, open-ended	2	9	1
1-4 family closed-end	22	818	22
Nonfarm, nonresidential, owner-occupied	4	15	4
Total Real Estate	44	905	33
Commercial and industrial	76	99	6
Credit cards	-	2	-
Automobile loans	1	1	-
Loans to individuals - other	2	14	1
All other loans	15	64	11
Total	138	1,085	51
Net loan charge offs (recoveries)	(45)	(242)	316
Balance at end of period	$6,982	$6,747	$5,928

RATIOS
Net Charge-offs (recoveries) to Average Loans & Leases(annualized)	(0.02)%	(0.03)%	0.04%
Allowance for Loan Losses to Gross Loans & Leases @ end of period	0.87%	0.87%	0.83%
Net Loan Charge-offs (recoveries) to Allowance for Loan Losses at End of Period	(0.64)%	(3.59)%	5.33%
Net Loan Charge-offs (recoveries) to Provision for Loan Losses	(23.68)%	(59.02)%	212.08%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $156 million at March 31, 2016 and $144 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 19% of gross loans outstanding at March 31, 2016 and 19% at December 31, 2015, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $1 million at March 31, 2016 and $1 million at December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

In addition to unused commitments to provide credit, the Company is utilizing a $51 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers as of March 31, 2016. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $32 million at March 31, 2016 and $24 million at December 31, 2015. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment decreased by $270,000, or 0.8%, during the first three months of 2016 due to the removal of obsolete equipment and the related depreciation of certain equipment, furniture and fixtures. Company owned life insurance, with a balance of almost $15 million at March 31, 2016, is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill did not change during the period, ending the first three months of 2016 with a balance of $14 million, but other intangible assets, namely the Company’s core deposit intangible, decreased by $101,000 due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of March 31, 2016.

Other real estate increased $1.3 million, or 41.5% during the first three months of 2016 due to entries for two loans. Based on current appraisals, the Company does not expect to experience a loss on the disposition of the properties. Total equity securities increased $1.4 million during the first three months due to an increase in FHLB stock.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table. This information does not include “house accounts” or demand deposits utilized for internal purposes. The balance of house accounts on March 31, 2016 was approximately $5.8 million and $5.0 million for December 31, 2015.

Deposit Distribution
($ In Thousands)	March 31, 2016	December 31, 2015
Non-interest bearing demand deposits	$194,950	$189,445
NOW accounts & Other	493,319	373,687
Money Market / Savings	169,733	174,090
Time Deposits of less than $100,000	72,295	73,865
Time Deposits of $100,000 or more	111,323	105,608
Total deposits	$1,041,620	$916,695

Percentage of Total Deposits
Non-interest bearing demand deposits	18.7%	20.6%
NOW accounts & Other	47.4%	40.8%
Money Market / Savings	16.3%	19.0%
Time Deposits of less than $100,000	6.9%	8.1%
Time Deposits of $100,000 or more	10.7%	11.5%
Total	100.00%	100.00%

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreement to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities decreased by $31 million, or 26.0%, in the first three months of 2016, due to a reduction in notes payable to the Federal Home Loan Bank and fed funds purchased. We had no overnight fed funds purchased at March 31, 2016, relative to $5.3 million in fed funds purchased at December 31, 2015. Repurchase agreements remained unchanged for both periods at $5 million. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $10.3 million at March 31, 2016 and December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and house accounts. Other liabilities remained steady at 4.1 million at March 31, 2016 compared to December 31, 2015.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various scenarios applied to assess our ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net available on lines of credit from the FHLB totaled $261 million at March 31, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2016, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $44 million of the Company’s investment balances, compared to $66 million at December 31, 2015. The decrease in unpledged debt from March 2016 compared to December 2015 is primarily due to a seasonal increase in public fund balances requiring collateralization. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $51 million at March 31, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of March 31, 2016 was 16.19%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2016	Policy Maximum	In / Out of Policy
Loans to Deposits (including FHLB advances)	71.00%	90.00%	In Policy
Liquidity Ratio	16.19%	10.00%	In Policy
Net Non-core Funding Dependency Ratio	6.28%	20.00%	In Policy
Fed Funds Purchased / Total Assets	0.40%	10.00%	In Policy
FHLB Advances / Total Assets	6.06%	20.00%	In Policy
FRB Advances / Total Assets	0.00%	10.00%	In Policy
Pledged Securities to Total	76.91%	90.00%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios.

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios every month. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use seven standard interest rate scenarios in conducting our 12-month net interest income at risk simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2016	Net Interest Income at Risk
	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	37,017,127	37,713,745	38,494,177	38,813,785	39,357,405	39,841,125	40,266,713
Dollar Change	-1,477,050	-780,432	none	319,608	863,228	1,346,948	1,772,536
NII @ Risk Sensitivity YR1	-3.84%	-2.03%	none	0.83%	2.24%	3.50%	4.60%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $1.4 million lower than in a stable interest rate scenario, for a negative variance of 3.84%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $863,000, or 2.24%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 169.72%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate risk. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at projected replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s market value of equity as of March 31, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
(in $000s)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	245,346	235,662	263,054	297,721	327,006	351,589	372,271
Change in EVE from base	(17,708)	(27,392)		34,667	63,952	88,535	109,217
% Change	(6.73)%	(10.41)%		13.18%	24.31%	33.66%	41.52%
Policy Limits	(20.00)%	(10.00)%		(10.00)%	(20.00)%	(30.00)%	(40.00)%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. As noted previously, however, Management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

CAPITAL RESOURCES

At March 31, 2016 the Company had total stockholders’ equity of $107.2 million, comprised of $5.4 million in common stock, $17 million in preferred stock, less than one half a million in treasury stock, $45 million in surplus, $38 million in undivided profits, $2.4 million in accumulated comprehensive income for available for sale securities. Total stockholders’ equity at the end of 2015 was $103.4 million. The increase of $3.8 million, or 4%, in stockholders’ equity during the first three months of 2016 is comprised of capital added via net earnings of $2.6 million, $1.4 million increase accumulated comprehensive income for available for sale securities, offset by $204,000 in cash dividends paid.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios
The First, ANBA	March 31, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	10.62%	11.04%	6.50%
Tier 1 Capital Ratio	10.62%	11.04%	8.00%
Total Capital Ratio	11.37%	11.81%	10.00%
Tier 1 Leverage Ratio	8.34%	8.62%	5.00%

Regulatory Capital Ratios
The First Bancshares, Inc.	March 31, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	7.80%	8.10%	6.50%
Tier 1 Capital Ratio**	10.65%	11.09%	8.00%
Total Capital Ratio	11.40%	11.86%	10.00%
Tier 1 Leverage Ratio	8.36%	8.66%	5.00%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Preferred Stock and Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2015 to March 31, 2016 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur

PART I - FINANCIAL INFORMATION

ITEM NO. 3

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management.”

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. As noted in the Explanatory Note above, the failure to file on the Original 10-Q within the specified time period for “accelerated filers” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 resulted from a misinterpretation of the affiliate status of certain shareholders, and not due to any failure of disclosure controls and procedures.

Changes in Internal Controls

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2015. For additional information on risk factors refer to Part I, Item 1A. “Risk Factors” of the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2016.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

ITEM 6: EXHIBITS -

(a) Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-137198 on Form S-1 filed on 9/8/2006.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
October 11, 2016	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEE DEE LOWERY
October 11, 2016	Dee Dee Lowery, Executive
(Date)	Vice President and Chief Financial Officer

