Form 10-Q/A
period 2016-06-30
FIRST BANCSHARES INC /MS/
filed 2016-10-11
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Commission file number: 000-22507

THE FIRST BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Mississippi	64-0862173
(State of Incorporation)	(IRS Employer Identification No)

6480 U.S. Highway 98 West, Suite A Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

(601) 268-8998

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒        No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, 5,458,508 shares outstanding as of June 30, 2016

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission on August 15, 2016 (the “Original Form 10-Q”). The original Form 10-Q was prepared and filed in accordance with disclosure requirements applicable to “smaller reporting companies” as defined in Rule 12b-2 of the Exchange Act of 1934 (“Exchange Act”). During the 3rd quarter of 2016, after consultation with outside counsel, the Company determined that the Company had become, as of January 1, 2016, an “accelerated filer” as defined in Exchange Act Rule 12b-2 due to a re-evaluation of the affiliate status of certain shareholders, which were initially misinterpreted to be affiliates of the Company, which in turn increased the Company’s public float to more than $75 million as of June 30, 2015. Accordingly, we are amending the Original Form 10-Q so that it complies with all applicable requirements for an “accelerated filer.” Specifically, this amendment is being filed to augment Part I, Items 2 and 4, Part II, Items 1A and 6, and to add Part I, Item 3 which was previously inapplicable. We are restating the entire 10-Q in this filing as multiple items are being amended. The Company intends to file all future Exchange Act reports in accordance with accelerated filer Exchange Act rules, as applicable.

PART I - FINANCIAL INFORMATION

ITEM NO. 1- FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(audited)
	June 30,	December 31,
	2016	2015
ASSETS

Cash and due from banks	$33,402	$23,635
Interest-bearing deposits with banks	21,065	17,303
Federal funds sold	310	321

Total cash and cash equivalents	54,777	41,259

Securities held-to-maturity, at amortized cost	6,025	7,092
Securities available-for-sale, at fair value	242,855	239,732
Other securities	9,578	8,135

Total securities	258,458	254,959

Loans held for sale	8,937	3,974
Loans	824,083	772,515
Allowance for loan losses	(7,259)	(6,747)

Loans, net	825,761	769,742

Premises and equipment	33,502	33,623
Interest receivable	4,103	3,953
Cash surrender value of life insurance	20,963	14,872
Goodwill	13,776	13,776
Other real estate owned	4,716	3,083
Other assets	8,844	9,864

TOTAL ASSETS	$1,224,900	$1,145,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$194,950	$189,445
Interest-bearing	837,413	727,250

TOTAL DEPOSITS	1,032,363	916,695

Interest payable	244	246
Borrowed funds	68,000	110,321
Subordinated debentures	10,310	10,310
Other liabilities	3,685	4,123

TOTAL LIABILITIES	1,114,602	1,041,695

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,458,508 shares issued at June 30,2016; and 5,403,159 shares issued at December 31, 2015, respectively	5,459	5,403
Additional paid-in capital	44,865	44,650
Retained earnings	40,299	35,625
Accumulated other comprehensive income	3,016	1,099
Treasury stock, at cost, 26,494 shares at June 30, 2016 and at December 31, 2015	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	110,298	103,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,224,900	$1,145,131

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

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	4,214	-	-	4,214
Other comprehensive loss	-	-	-	-	-	(1,351)	-	(1,351)
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(405)	-	-	(405)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	67	-	-	(67)	-	-	-	-
Compensation expense	-	-	-	362	-	-	-	362
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Repurchase warrants	-	-	(284)	(19)	-	-	-	(303)
Balance, June 30, 2015	$5,401	$17,123	$-	$44,294	$31,613	$467	$(464)	$98,434

Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	-	5,253	-	-	5,253
Other comprehensive income	-	-	-	-	-	1,917	-	1,917
Dividends on preferred stock	-	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	-	(408)	-	-	(408)
Repurchase of restricted stock for payment of taxes	(5)	-	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	-	(61)	-	-	-	-
Compensation expense	-	-	-	376	-	-	-	376
Balance, June 30, 2016	$5,459	$17,123	$-	$44,865	$40,299	$3,016	$(464)	$110,298

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,253	$4,214
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(129)	-
Depreciation, amortization and accretion	1,741	1,642
Provision for loan losses	394	150
Loss on sale/writedown of ORE	86	129
Gain on sale of bank premises	-	(119)
Restricted stock expense	376	362
Increase in cash value of life insurance	(241)	(207)
Federal Home Loan Bank stock dividends	(10)	(4)
Changes in:
Interest receivable	(150)	31
Loans held for sale, net	(4,877)	183
Interest payable	(2)	(61)
Other, net	(203)	(3,895)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,238	2,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	27,578	28,281
Purchases of available-for-sale securities	(27,294)	(11,496)
Net (purchases)/sales of other securities	(1,433)	1,451
Net increase in loans	(53,684)	(26,766)
Proceeds from sale of bank premises	-	949
Net increase in premises and equipment	(717)	(408)
Purchase of bank-owned life insurance	(5,850)	-
NET CASH USED IN INVESTING ACTIVITIES	(61,400)	(7,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	115,668	69,417
Net decrease in borrowed funds	(42,321)	(45,459)
Dividends paid on common stock	(391)	(389)
Dividends paid on preferred stock	(171)	(171)
Repurchase of restricted stock for payment of taxes	(105)	(92)
Repurchase of shares issued in BCB acquisition	-	(36)
Repurchase of warrants	-	(303)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,680	22,967

NET INCREASE IN CASH	13,518	17,403
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,259	44,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,777	$62,021
SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	1,940	1,764
CASH PAYMENTS FOR INCOME TAXES	2,751	3,305
LOANS TRANSFERRED TO OTHER REAL ESTATE	2,276	506
ISSUANCE OF RESTRICTED STOCK GRANTS	61	67

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 – COMPREHNSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale investment securities and loans held for sale. Gains or losses on investment securities that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2016, and December 31, 2015, these financial instruments consisted of the following:

($ In Thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$195,398	$144,086
Standby letters of credit	$1,780	$1,135

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2016 and December 31, 2015:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Bank-owned life insurance: Fair values are based on net cash surrender policy values at each reporting date.

•	Other securities: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of June 30, 2016 ($ In Thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$54,777	$54,777	$54,777	$-	$-
Securities available-for-sale	242,855	242,855	949	239,498	2,408
Securities held-to-maturity	6,025	7,890	-	7,890	-
Other securities	9,578	9,578	-	9,578	-
Loans, net	825,761	848,470	-	-	848,470
Bank-owned life insurance	20,963	20,963	-	20,963	-

Liabilities:
Noninterest-bearing deposits	$194,950	$194,950	$-	$194,950	$-
Interest-bearing deposits	837,413	837,288	-	837,288	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	68,000	68,000	-	68,000	-

As of December 31, 2015 ($ In Thousands)			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$41,259	$41,259	$41,259	$-	$-
Securities available-for-sale	239,732	239,732	961	236,214	2,557
Securities held-to-maturity	7,092	8,548	-	8,548	-
Other securities	8,135	8,135	-	8,135	-
Loans, net	769,742	784,113	-	-	784,113
Bank-owned life insurance	14,872	14,872	-	14,872	-

Liabilities:
Noninterest-bearing deposits	$189,445	$189,445	$-	$189,445	$-
Interest-bearing deposits	727,250	726,441	-	726,441	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	110,321	110,321	-	110,321	-

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

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2016
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,128	$-	$9,128	$-
Municipal securities	99,729	-	99,729	-
Mortgage-backed securities	111,958	-	111,958	-
Corporate obligations	21,091	-	18,683	2,408
Other	949	949	-	-
Total	$242,855	$949	$239,498	$2,408

December 31, 2015
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$19,611	$-	$19,611	$-
Municipal securities	97,889	-	97,889	-
Mortgage-backed securities	98,925	-	98,925	-
Corporate obligations	22,346	-	19,789	2,557
Other	961	961	-	-
Total	$239,732	$961	$236,214	$2,557

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued Trust Preferred Securities
($ In Thousands)	2016	2015
Balance, January 1	$2,557	$2,801
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized loss included in comprehensive income	(149)	(244)
Balance at June 30, 2016 and December 31, 2015	$2,408	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2016	$2,408	Discounted cash flow	Probability of default	1.20% - 2.98%
December 31, 2015	$2,557	Discounted cash flow	Probability of default	1.08% - 2.77%

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

NOTE 10 - SECURITIES

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2016, follows:

($ In Thousands)

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$9,056	$72	$-	$9,128
Tax-exempt and taxable obligations of states and municipal subdivisions	96,232	3,499	2	99,729
Mortgage-backed securities	109,637	2,341	20	111,958
Corporate obligations	22,200	146	1,255	21,091
Other	1,255	-	306	949
Total	$238,380	$6,058	$1,583	$242,855
Held-to-maturity securities:
Mortgage-backed securities	$25	$1	$-	$26
Taxable obligations of states and municipal subdivisions	6,000	1,864	-	7,864
Total	$6,025	$1,865	$-	$7,890

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$19,479	$144	$13	$19,610
Tax-exempt and taxable obligations of states and municipal subdivisions	95,631	2,362	103	97,890
Mortgage-backed securities	98,223	1,127	425	98,925
Corporate obligations	23,495	62	1,211	22,346
Other	1,255	-	294	961
	$238,083	$3,695	$2,046	$239,732
Held-to-maturity securities:
Mortgage-backed securities	$1,092	$15	$-	$1,107
Taxable obligations of states and municipal subdivisions	6,000	1,440	-	7,440
	$7,092	$1,455	$-	$8,547

NOTE 11 – LOANS

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

	December 31, 2015
	($ In thousands)
		Past Due
		90 Days
		or More		Total Past
	Past Due	and		Due and
	30 to 89	Still	Non-	Non-	Total
	Days	Accruing	Accrual	Accrual	Loans

Real Estate-construction	$311	$-	$2,956	$3,267	$99,161
Real Estate-mortgage	3,339	29	2,055	5,423	272,180
Real Estate-non farm non residential	736	-	2,225	2,961	253,309
Commercial	97	-	100	197	129,197
Lease Financing Rec.	-	-	-	-	2,650
Obligations of states and subdivisions	-	-	-	-	969
Consumer	70	-	32	102	15,049
Total	$4,553	$29	$7,368	$11,950	$772,515

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

	($ In thousands)

	Commercial,
	financial
	and	Mortgage-	Mortgage-	Commercial
	agricultural	Commercial	Residential	and other	Total
Contractually required payments	$1,519	$29,648	$7,933	$976	$40,076
Cash flows expected to be collected	1,570	37,869	9,697	1,032	50,168
Fair value of loans acquired	1,513	28,875	7,048	957	38,393

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

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at June 30, 2016 and December 31, 2015: ($ In Thousands)

	June 30, 2016		December 31, 2015
		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of
	Yield	Loans	Yield	Loans
Balance at beginning of period	$1,219	$1,821	$1,417	$2,063
Accretion	(39)	39	(198)	198
Payments received, net	-	(113)	-	(440)
Balance at end of period	$1,180	$1,747	$1,219	$1,821

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
	($ In thousands)
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

December 31, 2015

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$2	$-
Commercial real estate	5,790	5,828	-	5,099	50
Consumer real estate	223	223	-	205	-
Consumer installment	7	7	-	8	-
Total	$6,020	$6,058	$-	$5,314	$50

Impaired loans with a related allowance:
Commercial installment	$306	$306	$50	$264	$14
Commercial real estate	2,927	2,927	444	2,891	132
Consumer real estate	842	842	438	1,152	15
Consumer installment	32	32	25	31	-
Total	$4,107	$4,107	$957	$4,338	$161

Total Impaired Loans:
Commercial installment	$306	$306	$50	$266	$14
Commercial real estate	8,717	8,755	444	7,990	182
Consumer real estate	1,065	1,065	438	1,357	15
Consumer installment	39	39	25	39	-
Total Impaired Loans	$10,127	$10,165	$957	$9,652	$211

The following table represents the Company’s impaired loans at June 30, 2016, and December 31, 2015.

	June 30,	December 31,
	2016	2015
	($ In thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,930	$6,020
Impaired loans with a valuation allowance	3,792	4,107
Total impaired loans	$8,722	$10,127
Allowance for loan losses on impaired loans at period end	953	957

Total nonaccrual loans	5,742	7,368

Past due 90 days or more and still accruing	267	29
Average investment in impaired loans	9,238	9,652

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016

Interest income recognized during impairment	$40	$85
Cash-basis interest income recognized	40	83

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

The following tables set forth the amounts and past due status for the Bank TDRs at June 30, 2016 and December 31, 2015:

($ In Thousands)

	June 30, 2016

			Past Due
			90 days
	Current	Past Due	and still	Non-
	Loans	30-89	accruing	accrual	Total

Commercial installment	$189	$-	$-	$50	$239
Commercial real estate	2,534	-	-	3,582	6,116
Consumer real estate	250	-	-	129	379
Consumer installment	7	-	-	27	34
Total	$2,980	$-	$-	$3,788	$6,768
Allowance for loan losses	$118	$-	$-	$129	$247

($ In Thousands)

	December 31, 2015

			Past Due
			90 days
	Current	Past Due	and still	Non-
	Loans	30-89	accruing	accrual	Total

Commercial installment	$206	$-	$-	$50	$256
Commercial real estate	1,823	-	-	2,934	4,757
Consumer real estate	721	-	-	1,135	1,856
Consumer installment	8	-	-	29	37
Total	$2,758	$-	$-	$4,148	$6,906
Allowance for loan losses	$106	$-	$-	$197	$303

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
	($ In Thousands)
		% of loans
		in each category
	Amount	to total loans

Commercial Non Real Estate	$865	15.1%
Commercial Real Estate	3,215	61.5
Consumer Real Estate	1,540	20.8
Consumer	134	2.5
Unallocated	1,505	.1
Total	$7,259	100%

	December 31, 2015
	($ In Thousands)
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

RESULTS OF OPERATIONS SUMMARY

Second quarter 2016 compared to Second quarter 2015

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

Noninterest income for the three months ended June 30, 2016, was $2,961,000 compared to $1,854,000 for the same period in 2015, reflecting an increase of $1,107,000 or 59.7%. This increase consisted mainly of increased mortgage income of $827,000 resulting from the acquisition of The Mortgage Connection, LLC in December 2015.

The provision for loan losses was $204,000 for the three months ended June 30, 2016 compared with $0 for the same period in 2015. The allowance for loan losses of $7.3 million at June 30, 2016 (approximately .87% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

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

First Half 2016 compared to First Half 2015

The Company had a consolidated net income of $5,253,000 for the six months ended June 30, 2016, compared with consolidated net income of $4,214,000 for the same period last year.

Net interest income increased to $19.5 million from $18.1 million for the six months ended June 30, 2016, or an increase of 7.9% as compared to the same period in 2015. Average earning assets at June 30, 2016, increased $64.6 million, or 6.3% and quarterly average interest-bearing liabilities also increased $74.6 million or 9.0% when compared to December 31, 2015.

Noninterest income for the six months ended June 30, 2016, was $5,444,000 compared to $3,704,000 for the same period in 2015, reflecting an increase of $1,740,000 or 47.0%. This increase consists of $1,138,000 of increased mortgage income and increased service charges of $82,000 and a one-time gain on the conversion of our debit card provider of $260,000.

The provision for loan losses was $394,000 for the six months ended June 30, 2016, compared with $150,000 for the same period in 2015. The allowance for loan losses of $7.3 million at June 30, 2016 (approximately .87% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

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

FINANCIAL CONDITION

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

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees as well as mortgage income but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $639,000, or 6.9%, for the second quarter of 2016 relative to the second quarter of 2015, and by $1.4 million, or 7.9%, for the first half of 2016 compared to the first half of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
		Tax			Tax
	Avg	Equivalent	Yield/	Avg	Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Taxable securities	$186,615	$1,034	2.22%	$179,580	$991	2.21%
Tax exempt securities	78,290	721	3.68%	79,568	702	3.53%
Total investment securities	264,905	1,755	2.65%	259,148	1,693	2.61%
Fed funds sold	9,902	27	1.09%	6,702	16	0.95%
Int bearing deposits in other banks	12,522	20	0.64%	24,089	19	0.32%
Loans	809,806	9,313	4.60%	728,416	8,532	4.69%
Total interest earning assets	1,097,135	11,115	4.05%	1,018,355	10,260	4.03%
Other assets	113,572			101,293
Total assets	$1,210,707			$1,119,648

Interest-bearing liabilities:
Deposits	$843,771	$813	0.39%	$772,837	$658	0.34%
Repo	5,000	48	3.84%	5,000	48	3.84%
Fed funds purchased	2,894	8	1.11%	1,180	3	1.02%
FHLB	42,962	93	0.87%	27,117	51	0.75%
Subordinated debentures	10,310	54	2.10%	10,310	46	1.78%
Total interest bearing liabilities	904,937	1,016	0.45%	816,444	806	0.39%
Other liabilities	200,004			206,095
Stockholders' equity	105,766			97,109
Total liabilities and stockholders’ equity	$1,210,707			$1,119,648

Net interest income (TE)		$10,099	3.60%		$9,454	3.64%

Net interest margin			3.68%			3.71%

Net Interest Margin Analysis

Average Balances, Tax Equivalent Interest and Yields/Rates

	YTD June 30, 2016			December 31, 2015
($ In Thousands)	Average Balance	Income/ Expense	Avg Rates	Average Balance	Income/ Expense	Avg Rates
Assets
Earning assets
Loans	$794,612	$18,349	4.62%	$730,326	$34,242	4.69%
Securities	265,474	3,504	2.64%	256,462	5,803	2.26%
Federal funds sold	21,398	56	0.53%	24,582	64	0.26%
Other	6,466	40	1.24%	7,585	93	1.23%
Total earning assets	$1,087,950	$21,949	4.03%	$1,018,955	$40,202	3.94%

Cash and due from banks	35,086			31,378
Premises and equipment	33,126			33,797
Other assets	54,025			44,375
Allowance for loan losses	(6,908)			(6,313)
Total assets	$1,203,279			$1,122,192

Liabilities
Interest bearing liabilities	$902,536	$1,938	0.43%	$822,708	$3,209	0.39%
Demand deposits	191,319			196,284
Other liabilities	4,402			4,594
Stockholders' equity	105,022			98,606
Total liabilities and Stockholders' equity	$1,203,279			$1,122,192

Net interest income (TE)		20,011	3.60%		36,994	3.55%

Net Interest Margin			3.68%			3.63%

Interest Rate Sensitivity – June 30, 2016

	Net Interest Income@ Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	13.2%	-20%	40.9%	-40.00%
Up 300 bps	9.9%	-15%	33.2%	-30.00%
Up 200 bps	6.5%	-10%	24.1%	-20.00%
Up 100 bps	3.0%	-5%	13.1%	-10.00%
Down 100 bps	(2.9)%	-5%	(7.1)%	-10.00%
Down 200 bps	(4.2)%	-10%	(2.6)%	-20.00%

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon more than 72 months of loss history is utilized in determining the appropriate allowance. Historical loss factors are determined by risk rated loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committee, and data and guidance received or obtained from the Company’s regulatory authorities.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and six month periods ended June 30, 2016 and 2015:

($ In Thousands)	Three Months Ended				Six Months Ended
EARNINGS STATEMENT	6/30/16	% of Total	6/30/15	% of Total	6/30/16	% of Total	6/30/15	% of Total
Non-interest income:
Service charges on deposit accounts	$604	20.40%	$591	31.88%	$1,241	22.80%	$1,159	31.29%
Mortgage income	1,184	39.99%	357	19.25%	1,829	33.60%	691	18.65%
Interchange fee income	681	22.99%	612	33.01%	1,325	24.34%	1,183	31.94%
Gain (loss) on securities, net	129	4.36%	-	0%	129	2.37%	-	0%
Gain on sale of premises and equipment	-	0%	-	0%	-	0%	110	2.97%
BEA award, net	-	0%	-	0%	-	0%	-	0%
Other charges and fees	363	12.26%	294	15.86%	920	16.89%	561	15.15%
Total non-interest income	$2,961	100%	$1,854	100%	$5,444	100%	$3,704	100%

Non-interest expense:
Salaries and employee benefits	$5,400	60.53%	$4,613	57.01%	$10,549	60.92%	$9,239	58.07%
Occupancy expense	1,110	12.44%	1,137	14.05%	2,183	12.61%	2,246	14.12%
FDIC premiums	257	2.88%	241	2.98%	501	2.89%	482	3.03%
Marketing	132	1.48%	161	1.99%	204	1.18%	223	1.40%
Amortization of core deposit intangibles	100	1.12%	100	1.24%	194	1.12%	200	1.26%
Other professional services	321	3.60%	379	4.68%	552	3.19%	637	4.00%
Other non-interest expense	1,601	17.95%	1,461	18.05%	3,131	18.09%	2,883	18.12%
Total non-interest expense	$8,921	100%	$8,092	100%	$17,314	100%	$15,910	100%

Second quarter 2016 noninterest expenses increased $829,000, or 10.2% as compared to second quarter 2015. The largest increase in noninterest expenses was related to salaries and benefits of $787,000 of which $391,000 can be attributed to acquisition of The Mortgage Connection, LLC in December 2015 as well as additional salaries and benefits related to the banking team in Mobile and lender in Madison along with Treasury Management personnel. Noninterest income increased $1.1 million in second quarter comparison mainly consisting of increases in mortgage income of $827,000.

Noninterest income increased $1.7 million in year-over-year comparison mainly consisting of increases in mortgage income of $1.1 million. Noninterest expenses increased $1.4 million in year-over-year comparison consisting of increases in salaries and benefits of $1.3 million relating to the acquisition of The Mortgage Connection, LLC as well as salaries and benefits related to the lender in Madison along with the executive for Treasury Management.

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

The Company’s provision for income taxes was $2.0 million total as of June 30, 2016 relative to $1.5 million as of June 30, 2015. The higher tax provisioning for the first half comparison is the result of an increase in pre-tax income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $249 million, or 20% of total assets at June 30, 2016, compared to $247 million, or 22% of total assets at December 31, 2015.

We had $310,000 fed funds sold at June 30, 2016 and $321,000 fed funds sold at December 31, 2015; and interest-bearing balances at other banks increased to $21,065 million at June 30, 2016 from $17,303 million at December 31, 2015 primarily due to an increase in our Federal Reserve Bank account. The Company’s investment portfolio remained steady with a total fair value of $251 million at June 30, 2016, reflecting an increase of $2.5 million, or 1.0%, for the first half of 2016. The Company carries investments at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.9 million at June 30, 2016 as compared to $8.5 million at December 31, 2015. All other investment securities are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $833 million at June 30, 2016, an increase of $56.5 million, or 7.3%, since December 31, 2015. With an increase of $55.9 million in the Real Estate category, the Mortgage-commercial had the largest areas of growth of $43.4 million. At June 30, 2016 the company had direct energy related loans of $19.3 million, representing 2.3% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)

Mortgage loans held for sale	$8,937	1.1%	$3,974	0.5%
Commercial, financial and agricultural	118,924	14.3	129,197	16.6
Real Estate:
Mortgage-commercial	296,676	35.6	253,309	32.6
Mortgage-residential	282,420	33.9	272,180	35.1
Construction	101,439	12.2	99,161	12.8
Lease financing receivable	2,642	0.3	2,650	0.3
Obligations of states and subdivisions	6,965	0.8	969	0.1
Consumer and other	15,017	1.8	15,049	2.0
Total loans	833,020	100%	776,489	100%
Allowance for loan losses	(7,259)		(6,747)
Net loans	$825,761		$769,742

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

Nonperforming assets totaled $10.5 million at June 30, 2016, remaining constant compared to $10.5 million at December 31, 2015. The ALLL/total loans ratio was 0.87% at June 30, 2016 and 0.87% at December 31, 2015. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.06% of loans at June 30, 2016. The ratio of annualized net charge-offs (recoveries) to total loans was (0.04%) for the quarter ended June 30, 2016 compared to (0.27%) for the quarter ended June 30, 2015. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 is expected to be received in 2016.

Nonperforming Assets and Performing Troubled Debt Restructurings
($ In Thousands)

	06/30/16	12/31/15	06/30/15
NON-ACCRUAL LOANS
Real Estate:
1-4 family residential construction	$-	$-	$578
Other construction/land	2,629	2,956	2,668
1-4 family residential revolving/open-end	321	327	334
1-4 family residential closed-end	1,728	1,728	1,725
Nonfarm, nonresidential, owner-occupied	600	1,853	671
Nonfarm, nonresidential, other nonfarm nonresidential	351	372	393
TOTAL REAL ESTATE	5,629	7,236	6,369

Commercial and industrial	73	100	109
Loans to individuals - other	40	32	35
TOTAL NON-ACCRUAL LOANS	5,742	7,368	6,513
Other real estate owned	4,716	3,083	4,116
TOTAL NON-PERFORMING ASSETS	$10,458	$10,451	$10,629
Performing TDRs	2,980	2,758	2,608

Total non-performing assets as a % of total loans & leases net of unearned income	1.27%	1.35%	1.45%
Total non-accrual loans as a % of total loans & leases net of unearned income	0.70%	0.95%	0.89%

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
($ In Thousands)

	3 months ended	3 months ended	6 months ended	6 months ended	For the Year Ended
	6/30/16	6/30/15	6/30/16	6/30/15	12/31/15
Balances:
Average gross loans & leases outstanding during period:	$809,806	$728,416	$794,612	$715,991	$730,326
Gross Loans & leases outstanding at end of period	833,020	732,901	833,020	732,901	776,489

Allowance for Loan and Lease Losses:
Balance at beginning of period	$6,982	$5,928	$6,747	$6,095	6,095
Provision charged to expense	204	1	394	150	410
Charge-offs:
Real Estate-
1-4 family residential construction	0	0			74
Other construction/land	(1)	0	67		88
1-4 family revolving, open-ended					8
1-4 family closed-end	79	7	89	349	364
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	78	7	156	349	534
Commercial and industrial	0	0	6		183
Credit cards	1	0	1		-
Automobile loans	4	8	8	19	31
Loans to individuals - other	0	0			-
All other loans	14	30	19	44	95
Total	97	45	190	412	843

Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	67	13	83	19	63
1-4 family revolving, open-ended	12	3	14	4	9
1-4 family closed-end	67	501	89	523	818
Nonfarm, nonresidential, owner-occupied	1	3	5	7	15
Total Real Estate	147	520	191	553	905
Commercial and industrial	4	3	80	9	99
Credit cards	-	1	-	1	2
Automobile loans	-	-	1	-	1
Loans to individuals - other	3	-	5	1	14
All other loans	16	11	31	22	64
Total	170	535	308	586	1,085
Net loan charge offs (recoveries)	(73)	(490)	(118)	(174)	(242)
Balance at end of period	$7,259	$6,419	$7,259	$6,419	$6,747

RATIOS

Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.04)%	(0.27)%	(0.03)%	(0.05%)	(0.03)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.87%	0.88%	0.87%	0.88%	0.87%
Net Loan Charge-offs (recoveries) to provision for loan losses	(35.78)%	-	(29.95)%	(116.00)%	(59.02)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $195.4 million at June 30, 2016 and $144.1 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 23% of gross loans outstanding at June 30, 2016 and 19% at December 31, 2015, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $1.8 million at June 30, 2016 and $1.1 million at December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q/A outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the financial statements located elsewhere herein.

In addition to unused commitments to provide credit, the Company is utilizing a $107 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits as of June 30, 2016. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $33.4 million at June 30, 2016 and $23.6 million at December 31, 2015. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

The Company’s net premises and equipment at June 30, 2016 was $33.5 million and $33.6 million at December 31, 2015; the result being a decrease of $121,000, or .36% for the first six months of 2016. The Company purchased $5.8 million in life insurance, thereby creating a balance of $21.0 million at June 30, 2016. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill did not change during the period, ending the first six months of 2016 with a balance of $13.8 million, but other intangible assets, namely the Company’s core deposit intangible, decreased by $207,000 due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of June 30, 2016.

Other real estate increased $1.6 million, or 53.0% during the first six months of 2016. Total equity securities increased $1.4 million due primarily to an increase in FHLB stock.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and six-month periods ended June 30, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table. This information does not include “house accounts” or demand deposits utilized for internal purposes. The balance of house accounts on June 30, 2016 was approximately $5.8 million and $5.0 million for December 31, 2015.

Deposit Distribution

($ In Thousands)	June 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$194,950	$189,445
NOW accounts and Other	466,118	373,687
Money Market / Savings	174,740	174,090
Time Deposits of less than $100,000	72,389	73,865
Time Deposits of $100,000 or more	124,166	105,608
Total deposits	$1,032,363	$916,695

Percentage of Total Deposits
Non-interest bearing demand deposits	18.9%	20.7%
NOW accounts and other	45.2%	40.8%
Money Market / Savings	16.9%	19.0%
Time Deposits of less than $100,000	7.0%	8.0%
Time Deposits of $100,000 or more	12.0%	11.5%
Total	100.0%	100.00%

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

Total non-deposit interest-bearing liabilities decreased by $42.3 million, or 35.1%, in the first six months of 2016, due to a reduction in notes payable to the Federal Home Loan Bank and fed funds purchased. We had no overnight fed funds purchased at June 30, 2016, relative to $5.3 million in fed funds purchased at December 31, 2015. Repurchase agreements remained unchanged for both periods at $5 million. The Company had junior subordinated debentures totaling $10.3 million at June 30, 2016 and December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and house accounts. Other liabilities fell by $438,000, or 10.6%, during the first six months of 2016, due in part to a reduction in other accrued but unpaid expenses by $393,000 and a reduction of house account balances of $857,000.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $191.9 million at June 30, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2016, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $102 million of the Company’s investment balances, compared to $66 million at December 31, 2015. The increase in unpledged debt from June 2016 compared to December 2015 is primarily due to an increase in letters of credit utilized for pledging purposes. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $107 million at June 30, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of June 30, 2016 was 13.75%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2016	Policy Maximum
Loans to Deposits (including FHLB advances)	74.64%	90.00%	In Policy
Net Non-core Funding Dependency Ratio	9.62%	20.00%	In Policy
Fed Funds Purchased / Total Assets	0.41%	10.00%	In Policy
FHLB Advances / Total Assets	5.24%	20.00%	In Policy
FRB Advances / Total Assets	0.00%	10.00%	In Policy
Pledged Securities to Total	68.51%	90.00%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC.

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2016	Net Interest Income at Risk
	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Dollar Change	-1,467,137	-965,174	none	462,529	1,115,336	1,710,732	2,261,785
NII @ Risk - Sensitivity Y1	-3.96%	-2.61%	none	1.25%	3.01%	4.62%	6.11%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $1.5 million lower than in a stable interest rate scenario, for a negative variance of 3.96%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.1 million, or 3.01%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 178.02%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
(in $000s)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp

Market Value of Equity	254,071	242,284	260,892	295,089	323,853	347,606	367,590
Change in EVE from base	(6,821)	(18,608)		34,197	62,961	86,714	106,698
% Change	(2.61)%	(7.13)%		13.11%	24.13%	33.24%	40.90%
Policy Limits	(20.00)%	(10.00)%		(10.00)%	(20.00)%	(30.00)%	(40.00)%

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

CAPITAL RESOURCES

At June 30, 2016 the Company had total stockholders’ equity of $110.3 million, comprised of $5.5 million in common stock, $17.1 million in preferred stock, less than one half a million in treasury stock, $44.9 million in surplus, $40.2 million in undivided profits, $3.0 million in accumulated comprehensive income for available for sale securities. Total stockholders’ equity at the end of 2015 was $103.4 million. The increase of $6.9 million, or 6.6%, in stockholders’ equity during the first six months of 2016 is comprised of capital added via net earnings of $5.3 million, $1.9 million increase accumulated comprehensive income for available for sale securities, offset by $0.5 million in cash dividends paid.

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

Regulatory Capital Ratios

The First, ANBA

	June 30, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	10.49%	11.04%	6.50%
Tier 1 Capital Ratio	10.49%	11.04%	8.00%
Total Capital Ratio	11.24%	11.81%	10.00%
Tier 1 Leverage Ratio	8.47%	8.62%	5.00%

Regulatory Capital Ratios

The First Bancshares, Inc.

	June 30, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	7.78%	8.10%	6.50%
Tier 1 Capital Ratio**	10.53%	11.09%	8.00%
Total Capital Ratio	11.28%	11.86%	10.00%
Tier 1 Leverage Ratio	8.50%	8.66%	5.00%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Preferred Stock and Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2015 to June 30, 2016 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. As noted in the Explanatory Note above, the failure to file the Original Form 10-Q within the specified time period for “accelerated filers” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 resulted from a misinterpretation of the affiliate status of certain shareholders, and not due to any failure of disclosure controls and procedures.

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

ITEM 1A: RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2015. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 30, 2016.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

ITEM 6: EXHIBITS -

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016.

3.2	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-137198 on Form S-1 filed on 9/8/2006.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

