Form 10-Q
period 2016-09-30
FIRST BANCSHARES INC /MS/
filed 2016-11-09
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Commission file number: 000-22507

THE FIRST BANCshARES, INC.

(Exact name of Registrant as specified in its charter)

Mississippi	64-0862173
(State of Incorporation)	(IRS Employer Identification No)

6480 U.S. Highway 98 West, Suite A, Hattiesburg, Mississippi 39402
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

Yes  ☑                    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑                    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, 5,454,511 shares outstanding as of September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM NO. 1- FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2016	2015
ASSETS

Cash and due from banks	$47,945	$23,635
Interest-bearing deposits with banks	19,774	17,303
Federal funds sold	2,395	321

Total cash and cash equivalents	70,114	41,259

Securities held-to-maturity, at amortized cost	6,000	7,092
Securities available-for-sale, at fair value	236,168	239,732
Other securities	9,516	8,135

Total securities	251,684	254,959

Loans held for sale	9,437	3,974
Loans	854,366	772,515
Allowance for loan losses	(7,481)	(6,747)

Loans, net	856,322	769,742

Premises and equipment	33,427	33,623
Interest receivable	4,014	3,953
Cash surrender value of life insurance	21,106	14,872
Goodwill	13,776	13,776
Other real estate owned	4,670	3,083
Other assets	11,525	9,864

TOTAL ASSETS	$1,266,638	$1,145,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$196,786	$189,445
Interest-bearing	875,003	727,250

TOTAL DEPOSITS	1,071,789	916,695

Interest payable	275	246
Borrowed funds	68,000	110,321
Subordinated debentures	10,310	10,310
Other liabilities	3,606	4,123

TOTAL LIABILITIES	1,153,980	1,041,695

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, $1,000 per share liquidation, 10,000,000 shares authorized; 17,123 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17,123	17,123
Common stock, par value $1 per share, 20,000,000 shares authorized and 5,454,511 shares issued at September 30,2016; and 5,403,159 shares issued at December 31, 2015, respectively	5,455	5,403
Additional paid-in capital	44,996	44,650
Retained earnings	42,543	35,625
Accumulated other comprehensive income	3,005	1,099
Treasury stock, at cost, 26,494 shares at September 30, 2016 and at December 31, 2015	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	112,658	103,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,266,638	$1,145,131

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

INTEREST INCOME:
Interest and fees on loans	$9,798	$8,629	$28,146	$25,309
Interest and dividends on securities:
Taxable interest and dividends	982	1,001	3,110	3,022
Tax exempt interest	464	437	1,398	1,402
Interest on federal funds sold	25	13	82	52

TOTAL INTEREST INCOME	11,269	10,080	32,736	29,785

INTEREST EXPENSE:
Interest on deposits	962	646	2,476	1,936
Interest on borrowed funds	240	147	663	467

TOTAL INTEREST EXPENSE	1,202	793	3,139	2,403

NET INTEREST INCOME	10,067	9,287	29,597	27,382

PROVISION FOR LOAN LOSSES	143	250	538	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES LOSSES	9,924	9,037	29,059	26,982

OTHER INCOME:
Service charges on deposit accounts	1,273	1,348	3,839	3,690
Other service charges and fees	1,826	634	4,703	1,996
TOTAL OTHER INCOME	3,099	1,982	8,542	5,686

OTHER EXPENSES:
Salaries and employee benefits	5,645	4,628	16,194	13,867
Occupancy and equipment	1,209	1,137	3,392	3,383
Other	2,562	2,212	7,144	6,637

TOTAL OTHER EXPENSES	9,416	7,977	26,730	23,887

INCOME BEFORE INCOME TAXES	3,607	3,042	10,871	8,781

INCOME TAXES	1,049	815	3,060	2,340

NET INCOME	2,558	2,227	7,811	6,441

PREFERRED STOCK ACCRETION AND DIVIDENDS	86	86	257	257

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,472	$2,141	$7,554	$6,184

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$.46	$.40	$1.39	$1.15
DILUTED	.45	.39	1.38	1.14
DIVIDENDS PER SHARE – COMMON	.0375	.0375	.1125	.1125

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income per consolidated statements of income	$2,558	$2,227	$7,811	$6,441
Other Comprehensive Income:
Unrealized holding gains (losses) arising during period on available-for-sale securities	189	1,579	3,016	(431)
Less reclassified adjustment for gains included in net income	(129)	-	(129)	-
Unrealized holding gains (losses) arising during period on available-for-sale securities	60	1,579	2,887	(431)
Unrealized holding gains (losses) on loans held for sale	(85)	45	1	6
Income tax benefit(expense)	13	(554)	(982)	144
Other comprehensive income (loss)	(12)	1,070	1,906	(281)
Comprehensive Income	$2,546	$3,297	$9,717	$6,160

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2015	$5,343	$17,123	$284	$44,137	$27,975	$1,818	$(464)	$96,216
Net income	-	-	-	-	6,441	-	-	6,441
Other comprehensive income	-	-	-	-	-	(281)	-	(281)
Dividends on preferred stock	-	-	-	-	(257)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	-	(605)	-	-	(605)
Repurchase of restricted stock for payment of taxes	(6)	-	-	(86)	-	-	-	(92)
Restricted stock grant	69	-	-	(69)	-	-	-	-
Compensation expense	-	-	-	539	-	-	-	539
Reversal of 2,514 common shares for BCB Holdings	(3)	-	-	(33)	-	-	-	(36)
Repurchase warrants	-	-	(284)	(19)	-	-	-	(303)
Balance, Sept. 30, 2015	$5,403	$17,123	$-	$44,469	$33,554	$1,537	$(464)	$101,622

Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	-	7,811	-	-	7,811
Other comprehensive income	-	-	-	-	-	1,906	-	1,906
Dividends on preferred stock	-	-	-	-	(257)	-	-	(257)
Dividends on common stock, $0.0375 per share	-	-	-	-	(611)	-	-	(611)
Issuance of preferred shares	-	-	-	-	(25)	-	-	(25)
Repurchase of restricted stock for payment of taxes	(9)	-	-	(167)	-	-	-	(176)
Restricted stock grant	61	-	-	(61)	-	-	-	-
Compensation expense	-	-	-	574	-	-	-	574
Balance, Sept. 30, 2016	$5,455	$17,123	$-	$44,996	$42,543	$3,005	$(464)	$112,658

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$7,811	$6,441
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(129)	-
Depreciation, amortization and accretion	2,520	2,416
Provision for loan losses	538	400
Loss on sale/writedown of ORE	111	142
Gain on sale of bank premises	-	(119)
Restricted stock expense	573	539
Increase in cash value of life insurance	(384)	(308)
Federal Home Loan Bank stock dividends	(27)	(7)
Changes in:
Interest receivable	(61)	(150)
Loans held for sale, net	(5,462)	1,051
Interest payable	29	(84)
Other, net	(2,882)	(2,884)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,637	7,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	37,141	35,135
Purchases of available-for-sale securities	(30,294)	(20,329)
Net (purchases)/sales of other securities	(1,433)	993
Net increase in loans	(84,019)	(42,179)
Proceeds from sale of bank premises	-	949
Net increase in premises and equipment	(1,055)	(860)
Purchase of bank-owned life insurance	(5,850)	-
NET CASH USED IN INVESTING ACTIVITIES	(85,510)	(26,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	155,094	71,205
Net decrease in borrowed funds	(42,321)	(30,464)
Dividends paid on common stock	(587)	(584)
Dividends paid on preferred stock	(257)	(257)
Repurchase of restricted stock for payment of taxes	(176)	(92)
Issuance of preferred shares	(25)	-
Repurchase of shares issued in BCB acquisition	-	(36)
Repurchase of warrants	-	(303)

NET CASH PROVIDED BY FINANCING ACTIVITIES	111,728	39,469

NET INCREASE IN CASH	28,855	20,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,259	44,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,114	$65,233

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	3,110	2,627
CASH PAYMENTS FOR INCOME TAXES	4,277	3,675
LOANS TRANSFERRED TO OTHER REAL ESTATE	2,498	506
ISSUANCE OF RESTRICTED STOCK GRANTS	61	69

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At September 30, 2016, the Company had approximately $1.3 billion in assets, $856.3 million in net loans, $1.1 billion in deposits, and $112.7 million in stockholders' equity. For the nine months ended September 30, 2016, the Company reported net income of $7.8 million ($7.6 million applicable to common stockholders).

In the first, second, and third quarters of 2016, the Company declared and paid a dividend of $.0375 per common share.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

	For the Three Months Ended
	September 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,472,000	5,429,349	$0.46

Effect of dilutive shares:
Restricted stock grants		50,218

Diluted per share	$2,472,000	5,479,567	$0.45

	For the Nine Months Ended
	September 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$7,554,000	5,425,567	$1.39

Effect of dilutive shares:
Restricted stock grants		50,218

Diluted per share	$7,554,000	5,475,785	$1.38

	For the Three Months Ended
	September 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,141,000	5,374,790	$0.40

Effect of dilutive shares:
Restricted stock grants		67,190

Diluted per share	$2,141,000	5,441,980	$0.39

	For the Nine Months Ended
	September 30, 2015
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$6,184,000	5,369,260	$1.15

Effect of dilutive shares:
Restricted stock grants		67,190

Diluted per share	$6,184,000	5,436,450	$1.14

The Company granted 61,247 shares of restricted stock in the first quarter of 2016 and -0- shares during the second and third quarters of 2016.

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

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2016, and December 31, 2015, these financial instruments consisted of the following:

($ In Thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$194,321	$144,086
Standby letters of credit	$1,964	$1,135

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2016 and December 31, 2015:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Bank-owned life insurance: Fair values are based on net cash surrender policy values at each reporting date.

•	Other securities: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of September 30, 2016			Fair Value Measurements
($ In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$70,114	$70,114	$70,114	$-	$-
Securities available-for-sale	236,168	236,168	945	232,813	2,410
Securities held-to-maturity	6,000	7,824	-	7,824	-
Other securities	9,516	9,516	-	9,516	-
Loans, net	856,322	879,361	-	-	879,361
Bank-owned life insurance	21,106	21,106	-	21,106	-

Liabilities:
Noninterest-bearing deposits	$196,786	$196,786	$-	$196,786	$-
Interest-bearing deposits	875,003	874,872	$-	874,872	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	68,000	68,000	-	68,000	-

As of December 31, 2015			Fair Value Measurements
($ In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$41,259	$41,259	$41,259	$-	$-
Securities available-for-sale	239,732	239,732	961	236,214	2,557
Securities held-to-maturity	7,092	8,548	-	8,548	-
Other securities	8,135	8,135	-	8,135	-
Loans, net	769,742	784,113	-	-	784,113
Bank-owned life insurance	14,872	14,872	-	14,872	-

Liabilities:
Noninterest-bearing deposits	$189,445	$189,445	$-	$189,445	$-
Interest-bearing deposits	727,250	726,441	-	726,441	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	110,321	110,321	-	110,321	-

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

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2016
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,109	$-	$9,109	$-
Municipal securities	97,870	-	97,870	-
Mortgage-backed securities	108,752	-	108,752	-
Corporate obligations	19,492	-	17,082	2,410
Other	945	945	-	-
Total	$236,168	$945	$232,813	$2,410

December 31, 2015
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$19,611	$-	$19,611	$-
Municipal securities	97,889	-	97,889	-
Mortgage-backed securities	98,925	-	98,925	-
Corporate obligations	22,346	-	19,789	2,557
Other	961	961	-	-
Total	$239,732	$961	$236,214	$2,557

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)	Bank-Issued Trust Preferred Securities
	2016	2015
Balance, January 1	$2,557	$2,801
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized loss included in comprehensive income	(147)	(244)
Balance at September 30, 2016 and December 31, 2015	$2,410	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

September 30, 2016	$2,410	Discounted cash flow	Probability of default	1.41% - 3.30%

December 31, 2015	$2,557	Discounted cash flow	Probability of default	1.08% - 2.77%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2016, amounted to $4.7 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2016 and December 31, 2015.

($ In Thousands)
September 30, 2016
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,702	$-	$8,702	$-

Other real estate owned	4,670	-	4,670	-

December 31, 2015
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,127	$-	$10,127	$-

Other real estate owned	3,083	-	3,083	-

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2016, follows:

($ In Thousands)
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$9,040	$69	$-	$9,109
Tax-exempt and taxable obligations of states and municipal subdivisions	94,559	3,534	223	97,870
Mortgage-backed securities	106,174	2,593	15	108,752
Corporate obligations	20,604	144	1,256	19,492
Other	1,255	-	310	945
	$231,632	$6,340	$1,804	$236,168
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	6,000	1,824	-	7,824
	$6,000	$1,824	$-	$7,824

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$19,479	$144	$13	$19,610
Tax-exempt and taxable obligations of states and municipal subdivisions	95,631	2,362	103	97,890
Mortgage-backed securities	98,223	1,127	425	98,925
Corporate obligations	23,495	62	1,211	22,346
Other	1,255	-	294	961
	$238,083	$3,695	$2,046	$239,732
Held-to-maturity securities:
Mortgage-backed Securities	$1,092	$15	$-	$1,107
Taxable obligations of states and municipal subdivisions	6,000	1,440	-	7,440
	$7,092	$1,455	$-	$8,547

NOTE 11 – LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended September 30, 2016 and December 31, 2015, average loans accounted for 75.2% and 73.3% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	September 30, 2016
	($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$518	$-	$2,788	$3,306	$104,644
Real Estate-mortgage	1,220	259	1,969	3,448	296,587
Real Estate-non farm non-residential	269	161	934	1,364	307,963
Commercial	-	-	72	72	121,963
Lease Financing Rec.	-	-	-	-	2,211
Obligations of states and subdivisions	-	-	-	-	6,861
Consumer	55	-	36	91	14,137
Total	$2,062	$420	$5,799	$8,281	$854,366

	December 31, 2015
	($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$311	$-	$2,956	$3,267	$99,161
Real Estate-mortgage	3,339	29	2,055	5,423	272,180
Real Estate-non farm non residential	736	-	2,225	2,961	253,309
Commercial	97	-	100	197	129,197
Lease Financing Rec.	-	-	-	-	2,650
Obligations of states and subdivisions	-	-	-	-	969
Consumer	70	-	32	102	15,049
Total	$4,553	$29	$7,368	$11,950	$772,515

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

Total outstanding acquired impaired loans were $2,601,027 as of September 30, 2016 and $3,039,840 as of December 31, 2015. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at September 30, 2016 and December 31, 2015: ($ In Thousands)

($ In Thousands)	September 30, 2016		December 31, 2015
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,219	$1,821	$1,417	$2,063
Accretion	(130)	130	(198)	198
Payments received, net	-	(440)	-	(440)
Balance at end of period	$1,089	$1,511	$1,219	$1,821

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2016 and December 31, 2015. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2016 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2016

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	4,581	4,620	-	4,879	20
Consumer real estate	353	352	-	281	1
Consumer installment	15	15	-	8	-
Total	$4,949	$4,987	$-	$5,168	$21

Impaired loans with a related allowance:
Commercial installment	$227	$227	$58	$267	$7
Commercial real estate	2,819	2,819	413	2,858	86
Consumer real estate	679	679	417	778	11
Consumer installment	28	28	22	33	-
Total	$3,753	$3,753	$910	$3,936	$104

Total Impaired Loans:
Commercial installment	$227	$227	$58	$267	$7
Commercial real estate	7,400	7,439	413	7,737	106
Consumer real estate	1,032	1,031	417	1,059	12
Consumer installment	43	43	22	41	-
Total Impaired Loans	$8,702	$8,740	$910	$9,104	$125

As of September 30, 2016, the Company had $1.4 million of foreclosed residential real estate property obtained by physical possession and $.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2015

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$2	$-
Commercial real estate	5,790	5,828	-	5,099	50
Consumer real estate	223	223	-	205	-
Consumer installment	7	7	-	8	-
Total	$6,020	$6,058	$-	$5,314	$50

Impaired loans with a related allowance:
Commercial installment	$306	$306	$50	$264	$14
Commercial real estate	2,927	2,927	444	2,891	132
Consumer real estate	842	842	438	1,152	15
Consumer installment	32	32	25	31	-
Total	$4,107	$4,107	$957	$4,338	$161

Total Impaired Loans:
Commercial installment	$306	$306	$50	$266	$14
Commercial real estate	8,717	8,755	444	7,990	182
Consumer real estate	1,065	1,065	438	1,357	15
Consumer installment	39	39	25	39	-
Total Impaired Loans	$10,127	$10,165	$957	$9,652	$211

The following table represents the Company’s impaired loans at September 30, 2016, and December 31, 2015.

	Sept. 30,	December 31,
	2016	2015
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$4,949	$6,020
Impaired loans with a valuation allowance	3,753	4,107
Total impaired loans	$8,702	$10,127
Allowance for loan losses on impaired loans at period end	910	957

Total nonaccrual loans	5,799	7,368

Past due 90 days or more and still accruing	420	29
Average investment in impaired loans	9,104	9,652

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended Sept. 30, 2016	Nine Months Ended Sept. 30, 2016
($ In Thousands)
Interest income recognized during impairment	$-	$-
Cash-basis interest income recognized	47	125

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2016 was $99,000 and $297,000, respectively, and $123,000 and $322,000, respectively, for the three months and nine months ended September 30, 2015. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2016 and December 31, 2015.

The following tables provide detail of troubled debt restructurings (TDRs) at September 30, 2016.

For the Three Months Ending September 30, 2016

($ In Thousands)

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$-	$-	-	$-

For the Nine Months Ending September 30, 2016

($ In Thousands)

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	296	276	1	10
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$296	$276	1	$10

There were no TDRs modified during the three month period ended September 30, 2016.

The balance of troubled debt restructurings (TDRs)was $6.7 million at September 30, 2016 and $6.9 million at December 31, 2015, respectively, calculated for regulatory reporting purposes. There was $243,000 allocated in specific reserves established with respect to these loans as of September 30, 2016. As of September 30, 2016, the company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at September 30, 2016 and December 31, 2015:

($ In Thousands)

	September 30, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$155	$-	$-	$50	$205
Commercial real estate	2,494	-	-	3,607	6,101
Consumer real estate	247	-	-	126	373
Consumer installment	7	-	-	25	32
Total	$2,903	$-	$-	$3,808	$6,711
Allowance for loan losses	$115	$-	$-	$128	$243

($ In Thousands)

	December 31, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$206	$-	$-	$50	$256
Commercial real estate	1,823	-	-	2,934	4,757
Consumer real estate	721	-	-	1,135	1,856
Consumer installment	8	-	-	29	37
Total	$2,758	$-	$-	$4,148	$6,906
Allowance for loan losses	$106	$-	$-	$197	$303

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

September 30, 2016

($ In Thousands)

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$509,503	$174,547	$26,114	$126,799	$836,963
Special Mention	915	241	-	650	1,806
Substandard	14,263	1,517	85	111	15,976
Doubtful	-	318	-	41	359
Subtotal	524,681	176,623	26,199	127,601	855,104
Less:
Unearned discount	379	63	-	296	738
Loans, net of unearned discount	$524,302	$176,560	$26,199	$127,305	$854,366

December 31, 2015

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$434,638	$167,394	$19,556	$132,101	$753,689
Special Mention	681	153	-	168	1,002
Substandard	16,655	1,453	75	178	18,361
Doubtful	-	327	-	-	327
Subtotal	451,974	169,327	19,631	132,447	773,379
Less:
Unearned discount	448	76	-	340	864
Loans, net of unearned discount	$451,526	$169,251	$19,631	$132,107	$772,515

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2016	Sept. 30, 2016

Balance at beginning of period	$7,259	$6,747
Loans charged-off:
Real Estate	(130)	(286)
Installment and Other	(26)	(55)
Commercial, Financial and Agriculture	-	(6)
Total	(156)	(347)
Recoveries on loans previously charged-off:
Real Estate	217	408
Installment and Other	15	52
Commercial, Financial and Agriculture	3	83
Total	235	543
Net recoveries	79	196
Provision for Loan Losses	143	538
Balance at end of period	$7,481	$7,481

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2016 and December 31, 2015.

Allocation of the Allowance for Loan Losses

	September 30, 2016
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$920	14.9%
Commercial Real Estate	3,364	61.4
Consumer Real Estate	1,475	20.6
Consumer	133	3.0
Unallocated	1,589	0.1
Total	$7,481	100%

	December 31, 2015
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$895	17.1%
Commercial Real Estate	3,018	58.4
Consumer Real Estate	1,477	21.9
Consumer	141	2.5
Unallocated	1,216	0.1
Total	$6,747	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2016 and December 31, 2015. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2016

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	($ In Thousands)
Loans
Individually evaluated	$8,432	$43	$227	$8,702
Collectively evaluated	700,286	14,437	130,941	845,664
Total	$708,718	$14,480	$131,168	$854,366

Allowance for Loan Losses
Individually evaluated	$830	$22	$58	$910
Collectively evaluated	4,009	1,700	862	6,571
Total	$4,839	$1,722	$920	$7,481

December 31, 2015

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,782	$39	$306	$10,127
Collectively evaluated	610,996	19,591	131,801	762,388
Total	$620,778	$19,630	$132,107	$772,515

Allowance for Loan Losses
Individually evaluated	$882	$25	$50	$957
Collectively evaluated	3,613	1,332	845	5,790
Total	$4,495	$1,357	$895	$6,747

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued. The Company has experienced recoveries on a previously charged-off loan of $941,000. In 2015, $722,000 was recovered and a third and final installment of $219,000 is expected during 2016.

The First Bancshares, Inc. (the “Company”), which is the holding company of The First, A National Banking Association, (“The First”), entered into a Stock Purchase Agreement (the “Iberville Bank Acquisition Agreement”) with A. Wilbert’s Sons Lumber and Shingle Company (the “Iberville Bank Parent”), the parent company of Iberville Bank (“Iberville Bank”), dated October 12, 2016, under which the Company has agreed to acquire 100% of the common stock of Iberville Bank for a purchase price of $31.1 million in cash (the “Iberville Bank Acquisition”).

Separately, the Company and The First entered into an Agreement and Plan of Merger (the “GCCB Merger Agreement,” and together with the Iberville Bank Acquisition Agreement, the “Bank Transaction Agreements”), dated October 12, 2016, pursuant to which it has agreed to acquire Gulf Coast Community Bank (“GCCB”), Pensacola, Florida, in an all-stock transaction (the “GCCB Merger,” and together with the Iberville Bank Acquisition, the “Bank Transactions”). The purchase price for the GCCB Merger of $2.3 million is based on a price of $0.50 per share of GCCB stock and will be paid in the form of Company common stock issued to GCCB shareholders with the number of Company shares issued based on a 30-day average of the Company’s common stock price as of five business days prior to closing.

On October 12, 2016 the Company entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including certain directors of the Company (collectively the “Purchasers”) to privately place a total of 3,563,380 shares of mandatorily convertible non-cumulative, non-voting, perpetual Preferred Stock, Series E, $1.00 par value (the “Series E Preferred Stock”) at a price of $17.75 per share, for aggregate gross proceeds of $63.25 million (the “Private Offering”).

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2015 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

PART I - FINANCIAL INFORMATION

ITEM NO. 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements regarding the projected performance of The First Bancshares, Inc. and its subsidiary. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from the projections provided in this release since such projections involve significant known and unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; and legislation or regulatory changes which adversely affect the ability of the combined Company to conduct business combinations or new operations. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2016 compared to Third quarter 2015

The Company had a consolidated net income of $2,558,000 for the three months ended September 30, 2016, compared with consolidated net income of $2,227,000 for the same period last year.

Net interest income increased to $10.1 million from $9.3 million for the three months ended September 30, 2016, or an increase of 8.4% as compared to the same period in 2015. Quarterly average earning assets at September 30, 2016, increased $108.3 million, or 10.8% and quarterly average interest-bearing liabilities also increased $109.4 million or 13.4% when compared to September 30, 2015.

Noninterest income for the three months ended September 30, 2016, was $3,099,000 compared to $1,982,000 for the same period in 2015, reflecting an increase of $1,117,000 or 56.4%. This increase consisted mainly of increased mortgage income of $1,058,000 resulting from the acquisition of The Mortgage Connection, LLC in December 2015.

The provision for loan losses was $143,000 for the three months ended September 30, 2016 compared with $250,000 for the same period in 2015. The allowance for loan losses of $7.5 million at September 30, 2016 (approximately .87% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $1,439,000 or 18.0% for the three months ended September 30, 2016, when compared with the same period in 2015. The largest increase was related to salaries and benefits of $1,017,000 of which $600,000 can be attributed to acquisition of The Mortgage Connection, LLC, as well as additional salaries and benefits related to the banking team in Mobile and the lender in Madison.

First Nine Months of 2016 compared to First Nine Months of 2015

The Company had a consolidated net income of $7,811,000 for the nine months ended September 30, 2016, compared with consolidated net income of $6,441,000 for the same period last year.

Net interest income increased to $29.6 million from $27.4 million for the nine months ended September 30, 2016, or an increase of 8.1% as compared to the same period in 2015. Average earning assets at September 30, 2016, increased $77.6 million, or 7.6% and average interest-bearing liabilities also increased $86.7 million or 10.5% when compared to December 31, 2015.

Noninterest income for the nine months ended September 30, 2016, was $8,542,000 compared to $5,686,000 for the same period in 2015, reflecting an increase of $2,856,000 or 50.2%. This increase consists of $2,196,000 of increased mortgage income and increased service charges of $149,000 and a one-time gain on the conversion of our debit card provider of $260,000.

The provision for loan losses was $538,000 for the nine months ended September 30, 2016, compared with $400,000 for the same period in 2015. The allowance for loan losses of $7.5 million at September 30, 2016 (approximately .87% of total loans and 1.06% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $2.8 million or 11.9% for the nine months ended September 30, 2016, when compared with the same period in 2015. $2.3 million of the increase can be attributed to the salaries and benefits of The Mortgage Connection, LLC that was acquired in the fourth quarter of 2015 and the addition of the team in Mobile and the lender in Madison as well as the executive for Treasury Management.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $1.3 billion at September 30, 2016, compared to $1.1 billion at December 31, 2015, an increase of $.2 billion. Loans increased $81.0 million, or 10.5%, during the first nine months of 2016. Deposits at September 30, 2016, totaled $1.1 billion compared to $916.7 million at December 31, 2015. For the nine month period ended September 30, 2016, The First reported net income of $8.7 million compared to $6.4 million for the nine months ended September 30, 2015.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2016, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At September 30, 2016, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$2,062
Past due 90 days or more and still accruing	420

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.8 million at September 30, 2016, a decrease of $1.6 million from December 31, 2015. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.7 million at September 30, 2016. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2016, the Bank had $6.7 million in loans that were modified as troubled debt restructurings, of which $2.9 million were performing as agreed with modified terms.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $780,000, or 8.4%, for the third quarter of 2016 relative to the third quarter of 2015, and by $2.2 million, or 8.1%, for the first nine months of 2016 compared to the first nine months of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$177,154	$965	2.18%	$172,478	$976	2.26%
Tax exempt
securities	77,073	704	3.65%	74,807	662	3.54%
Total investment securities	254,227	1,669	2.63%	247,285	1,638	2.65%
Fed funds sold	10,356	25	0.97%	5,502	13	.95%
Other	11,961	16	0.54%	20,613	25	0.49%
Loans	836,931	9,798	4.68%	731,818	8,629	4.72%
Total earning assets	1,113,475	11,508	4.13%	1,005,218	10,305	4.10%
Other assets	119,559			104,726
Total assets	$1,233,034			$1,109,944

Interest-bearing liabilities:
Deposits	$850,442	$962	0.45%	$759,939	$646	0.34%
Repo	5,000	49	3.92%	5,000	48	3.84%
Fed funds purchased	1,926	5	1.04%	661	2	1.21%
FHLB	55,337	106	0.77%	37,716	50	0.53%
Subordinated debentures	10,310	80	3.10%	10,310	47	1.82%
Total interest- bearing liabilities	923,015	1,202	0.52%	813,626	793	0.39%
Other liabilities	198,889			197,150
Stockholders' equity	111,130			99,168
Total liabilities and stockholders’ equity	$1,233,034			$1,109,944
Net interest income (TE)		$10,306	3.61%		$9,512	3.71%

Net interest margin			3.70%			3.79%

Average Balances, Tax Equivalent Interest and Yields/Rates

	Nine Months Ended			Twelve Months Ended
	September 30, 2016			December 31, 2015
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
($ In Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets:
Taxable securities	$184,313	$3,055	2.21%	$178,151	$3,949	2.22%
Tax-exempt securities	77,385	2,118	3.65%	78,311	2,810	3.59%
Total investment securities	261,698	5,173	2.64%	256,462	6,759	2.64%
Federal funds sold	2,377	82	4.60%	24,582	64	0.26%
Other	23,626	56	0.32%	7,585	93	1.23%
Loans	808,821	28,146	4.64%	730,326	34,242	4.69%
Total earning assets	$1,096,522	$33,457	4.07%	$1,018,955	$41,158	4.04%

Other	116,252			103,237
Total assets	$1,212,774			$1,122,192

Interest-bearing liabilities:
Deposits	$824,065	$2,476	0.40%	$752,716	$2,563	0.34%
Repo	5,000	145	3.87%	5,000	194	3.88%
Fed funds purchased	1,867	15	1.07%	698	11	1.58%
FHLB	68,170	342	0.67%	53,984	256	0.47%
Subordinated Debentures	10,310	162	2.10%	10,310	185	1.79%
Total interest- bearing liabilities	909,412	3,140	0.46%	822,708	3,209	0.39%
Other liabilities	196,289			200,878
Stockholders' equity	107,073			98,606
Total liabilities and stockholders’ equity	$1,212,774			$1,122,192
Net interest income (TE)		$30,317	3.61%		$37,949	3.65%

Net interest margin			3.69%			3.72%

Interest Rate Sensitivity – September 30, 2016

	Net Interest Income@ Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	12.7%	-20%	44.1%	-40.00%
Up 300 bps	9.6%	-15%	35.8%	-30.00%
Up 200 bps	6.4%	-10%	25.9%	-20.00%
Up 100 bps	3.0%	-5%	14.1%	-10.00%
Down 100 bps	2.9%	-5%	3.9%	-10.00%
Down 200 bps	4.6%	-10%	0.8%	-20.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $70.1 million as of September 30, 2016. In addition, loans and investment securities repricing or maturing within one year or less is approximately $242 million at September 30, 2016. Approximately $194.3 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $2.0 million at September 30, 2016.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at September 30, 2016, was $112.7 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2016, were as follows:

Tier 1 leverage	8.53%
Tier 1 risk-based	10.47%
Total risk-based	11.23%
Common equity Tier 1	7.81%

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
($ In Thousands) EARNINGS STATEMENT	9/30/16	% of Total	9/30/15	% of Total	9/30/16	% of Total	9/30/15	% of Total
Non-interest income:
Service charges on deposit accounts	$606	19.6%	$737	37.2%	$1,847	21.6%	$1,896	33.3%
Mortgage income	1,399	45.1%	341	17.2%	3,228	37.8%	1,032	18.2%
Interchange fee income	666	21.5%	611	30.8%	1,991	23.3%	1,794	31.6%
Gain (loss) on securities, net	-	-	-	-	129	1.5%	-	-
Gain on sale of premises and equipment	-	-	-	-	-	-	110	1.9%
Other charges and fees	428	13.8%	293	14.8%	1,347	15.8%	854	15.0%
Total non-interest income	$3,099	100%	$1,982	100%	$8,542	100%	$5,686	100%
Non-interest expense:
Salaries and employee benefits	$5,645	60.0%	$4,628	58.0%	$16,194	60.5%	$13,867	58.1%
Occupancy expense	1,209	12.8%	1,136	14.2%	3,392	12.7%	3,382	14.1%
FDIC premiums	254	2.7%	241	3.0%	755	2.8%	723	3.0%
Marketing	76	.8%	64	.8%	280	1.1%	287	1.2%
Amortization of core deposit intangibles	100	1.1%	100	1.3%	294	1.1%	300	1.3%
Other professional services	461	4.9%	318	4.0%	1,013	3.8%	955	4.0%
Other non-interest expense	1,671	17.7%	1,490	18.7%	4,802	18.0%	4,373	18.3%
Total non-interest expense	$9,416	100%	$7,977	100%	$26,730	100%	$23,887	100%

Noninterest income increased $1.1 million in quarterly comparison mainly consisting of increases in mortgage income of $1.0 million. Third quarter 2016 noninterest expenses increased $1.4 million, or 18.0% as compared to third quarter 2015. The largest increase in noninterest expenses was related to salaries and benefits of $1.0 million of which $0.6 million can be attributed to acquisition of The Mortgage Connection, LLC in December 2015 as well as additional salaries and benefits related to the banking teams in Mobile and Madison along with Treasury Management personnel.

Noninterest income increased $2.9 million in year-over-year comparison mainly consisting of increases in mortgage income of $2.2 million. Noninterest expenses increased $2.8 million in year-over-year comparison consisting of increases in salaries and benefits of $2.3 million relating to the acquisition of The Mortgage Connection, LLC as well as salaries and benefits related to the lending teams in Madison and Mobile along with the executive for Treasury Management.

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

The Company’s provision for income taxes was $3.1 million as of September 30, 2016 relative to $2.3 million as of September 30, 2015. The higher tax provisioning for the first nine months comparison is the result of an increase in pre-tax income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities excluding other securities totaled $242.2 million, or 19.1% of total assets at September 30, 2016, compared to $246.8 million, or 21.6% of total assets at December 31, 2015.

We had $2.4 million of fed funds sold at September 30, 2016 and $0.3 million of fed funds sold at December 31, 2015; and interest-bearing balances at other banks increased to $19.8 million at September 30, 2016 from $17.3 million at December 31, 2015 primarily due to an increase in our Federal Reserve Bank account. The Company’s investment portfolio remained steady with a total fair value of $244.0 million at September 30, 2016, reflecting a decrease of $4.3 million, or 1.7%, for the first nine months of 2016. The Company carries investments at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.8 million at September 30, 2016 as compared to $8.5 million at December 31, 2015. All other investment securities are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, and including loans held for sale, totaled $863.8 million at September 30, 2016, an increase of $87.3 million, or 11.2%, since December 31, 2015. With an increase of $84.5 million in the Real Estate category, the real estate-commercial portfolio had the largest area of growth of $54.7 million. At September 30, 2016, the company had direct energy related loans of $19.4 million, representing 2.3% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	Sept. 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Mortgage loans held for sale	$9,437	1.1%	$3,974	0.5%
Commercial, financial and agricultural	121,963	14.1	129,197	16.6
Real Estate:
Mortgage-commercial	307,963	35.7	253,309	32.6
Mortgage-residential	296,587	34.3	272,180	35.1
Construction	104,644	12.1	99,161	12.8
Lease financing receivable	2,211	0.3	2,650	0.3
Obligations of states and subdivisions	6,861	0.8	969	0.1
Consumer and other	14,137	1.6	15,049	2.0
Total loans	863,803	100%	776,489	100%
Allowance for loan losses	(7,481)		(6,747)
Net loans	$856,322		$769,742

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

Nonperforming assets totaled $10.5 million at September 30, 2016, remaining constant compared to $10.5 million at December 31, 2015. The ALLL/total loans ratio was .87% at September 30, 2016 and .87% at December 31, 2015. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.06% of loans at September 30, 2016. The ratio of annualized net charge-offs (recoveries) to total loans was (0.04)% for the quarter ended September 30, 2016 compared to (0.04)% for the quarter ended September 30, 2015. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 is expected to be received in 2016.

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS	09/30/16	12/31/15	09/30/15
Real Estate:
1-4 family residential construction	$-	$-	$578
Other construction/land	2,788	2,956	2,665
1-4 family residential revolving/open-end	317	327	331
1-4 family residential closed-end	1,652	1,728	1,811
Nonfarm, nonresidential, owner-occupied	598	1,853	2,043
Nonfarm, nonresidential, other nonfarm nonresidential	336	372	382
TOTAL REAL ESTATE	5,691	7,236	7,810
Commercial and industrial	72	100	106
Loans to individuals - other	36	32	33
TOTAL NON-ACCRUAL LOANS	5,799	7,368	7,949
Other real estate owned	4,670	3,083	4,104
TOTAL NON-PERFORMING ASSETS	$10,469	$10,451	$12,053
Performing TDRs	$2,903	$2,758	$2,883

Total non-performing assets as a % of total loans & leases net of unearned income	1.21%	1.35%	1.61%
Total non-accrual loans as a % of total loans & leases net of unearned income	0.67%	0.95%	1.06%

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

($ In Thousands)

	3 months ended	3 months ended	9 months ended	9 months ended	For the Year Ended
	9/30/16	9/30/15	9/30/16	9/30/15	12/31/15
Balances:
Average gross loans & leases outstanding during period:	$836,931	$731,818	$808,821	$721,325	$730,326
Gross Loans & leases outstanding at end of period	863,803	747,646	863,803	747,646	776,489

Allowance for Loan and Lease Losses:
Balance at beginning of period	7,259	6,419	6,747	6,095	6,095
Provision charged to expense	143	250	538	400	410
Charge-offs:
Real Estate-
1-4 family residential construction	-	-	-	-	74
Other construction/land	-	50	67	50	88
1-4 family revolving, open-ended	-	8	-	8	8
1-4 family closed-end	130	-	219	349	364
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	130	58	286	407	534
Commercial and industrial	-	183	6	183	183
Credit cards	-	-	1	-	-
Automobile loans	20	5	29	24	31
Loans to individuals - other	-	-	-	-	-
All other loans	6	19	25	63	95
Total	156	265	347	677	843

Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	108	21	191	40	63
1-4 family revolving, open-ended	3	4	17	8	9
1-4 family closed-end	105	267	194	790	818
Nonfarm, nonresidential, owner-occupied	1	4	6	11	15
Total Real Estate	217	296	408	849	905
Commercial and industrial	3	2	83	11	99
Credit cards	1	1	1	2	2
Automobile loans	-	-	1	-	1
Loans to individuals - other	5	12	10	13	14
All other loans	9	19	40	41	64
Total	235	330	543	916	1,085
Net loan charge offs (recoveries)	(79)	(65)	(196)	(239)	(242)
Balance at end of period	$7,481	$6,734	$7,481	$6,734	$6,747

RATIOS

Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.04)%	(0.04)%	(0.03)%	(0.04)%	(0.03)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.87%	0.90%	0.87%	0.90%	0.87%
Net Loan Charge-offs (recoveries) to provision for loan losses	(55.24)%	(26.0)%	(36.43)%	(59.75)%	(59.02)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $194.3 million at September 30, 2016 and $144.1 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 22.5% of gross loans outstanding at September 30, 2016 and 18.5% at December 31, 2015, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $2.0 million at September 30, 2016 and $1.1 million at December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the financial statements located elsewhere herein.

In addition to unused commitments to provide credit, the Company is utilizing a $84 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits as of September 30, 2016. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $48.0 million at September 30, 2016 and $23.6 million at December 31, 2015. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

The Company’s net premises and equipment at September 30, 2016 was $33.4 million and $33.6 million at December 31, 2015; the result being a decrease of $196,000, or 0.6% for the first nine months of 2016. In the second quarter of 2016, the Company purchased $5.9 million in life insurance, thereby creating a balance of $21.1 million at September 30, 2016. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill did not change during the period, ending the first nine months of 2016 with a balance of $13.8 million, but other intangible assets, namely the Company’s core deposit intangible, decreased by $294,000 due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of September 30, 2016.

Other real estate increased $1.6 million, or 51.5% during the first nine months of 2016. Total equity securities increased $1.4 million due primarily to an increase in FHLB stock.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and nine-month periods ended September 30, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	Sept. 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$196,786	$189,445
NOW accounts and Other	465,404	373,687
Money Market / Savings	187,228	174,090
Time Deposits of less than $100,000	78,785	73,865
Time Deposits of $100,000 or more	143,586	105,608
Total deposits	$1,071,789	$916,695

Percentage of Total Deposits
Non-interest bearing demand deposits	18.4%	20.7%
NOW accounts and other	43.4%	40.8%
Money Market / Savings	17.5%	19.0%
Time Deposits of less than $100,000	7.4%	8.0%
Time Deposits of $100,000 or more	13.3%	11.5%
Total	100.00%	100.00%

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

Total non-deposit interest-bearing liabilities decreased by $42.3 million, or 35.1%, in the first nine months of 2016, due to a reduction in notes payable to the Federal Home Loan Bank and fed funds purchased. We had no overnight fed funds purchased at September 30, 2016, relative to $5.3 million in fed funds purchased at December 31, 2015. Repurchase agreements remained unchanged for both periods at $5 million. The Company had junior subordinated debentures totaling $10.3 million at September 30, 2016 and December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities declined by $517,000, or 12.5%, during the first nine months of 2016, due to the reduction in other accrued but unpaid expenses.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $240.6 million at September 30, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2016, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $98.6 million of the Company’s investment balances, compared to $66 million at December 31, 2015. The increase in unpledged debt from September 2016 compared to December 2015 is primarily due to an increase in letters of credit utilized for pledging purposes. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $84.0 million at September 30, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of September 30, 2016 was 14.46%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	Sept. 30, 2016	Policy Maximum
Loans to Deposits (including FHLB advances)	74.69%	90.00%	In Policy
Net Non-core Funding Dependency Ratio	9.91%	20.00%	In Policy
Fed Funds Purchased / Total Assets	0.39%	10.00%	In Policy
FHLB Advances / Total Assets	5.06%	20.00%	In Policy
FRB Advances / Total Assets	0.00%	10.00%	In Policy
Pledged Securities to Total Securities	68.73%	90.00%	In Policy

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2016	Net Interest Income at Risk
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	35,804	36,395	37,348	37,801	38,398	38,933	39,422
Dollar Change	-1,544	-953	-	453	1,050	1,585	2,074
NII @ Risk - Sensitivity Y1	-4.13%	-2.55%	-	1.21%	2.81%	4.25%	5.55%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $1.5 million lower than in a stable interest rate scenario, for a negative variance of 4.13%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.0 million, or 2.81%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 178.94%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	255,467	243,463	253,332	288,957	318,948	343,996	365,035
Change in EVE from base	2,135	-9,869		35,625	65,616	90,664	111,703
% Change	0.84%	-3.90%		14.06%	25.90%	35.79%	44.09%
Policy Limits	-20.00%	-10.00%		-10.00%	-20.00%	-30.00%	-40.00%

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

CAPITAL RESOURCES

At September 30, 2016 the Company had total stockholders’ equity of $112.7 million, comprised of $5.5 million in common stock, $17.1 million in preferred stock, less than one half a million in treasury stock, $45.0 million in surplus, $42.5 million in undivided profits, $3.0 million in accumulated comprehensive income for available for sale securities. Total stockholders’ equity at the end of 2015 was $103.4 million. The increase of $9.2 million, or 8.9%, in stockholders’ equity during the first nine months of 2016 is comprised of capital added via net earnings of $7.8 million, $1.9 million increase in accumulated comprehensive income for available for sale securities, offset by $.9 million in cash dividends paid.

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

Regulatory Capital Ratios
The First, ANBA	September 30, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	10.43%	11.04%	6.50%
Tier 1 Capital Ratio	10.43%	11.04%	8.00%
Total Capital Ratio	11.18%	11.81%	10.00%
Tier 1 Leverage Ratio	8.49%	8.62%	5.00%

Regulatory Capital Ratios
The First Bancshares, Inc.	September 30, 2016	December 31, 2015	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	7.81%	8.10%	6.50%
Tier 1 Capital Ratio**	10.47%	11.09%	8.00%
Total Capital Ratio	11.23%	11.86%	10.00%
Tier 1 Leverage Ratio	8.53%	8.66%	5.00%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Preferred Stock and Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2015 to September 30, 2016 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
November 9, 2016	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEE DEE LOWERY
November 9, 2016	Dee Dee Lowery, Executive
(Date)	Vice President and Chief
Financial Officer

