Form 10-K
period 2016-12-31
FIRST BANCSHARES INC /MS/
filed 2017-03-16
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 333-94288

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2016, at that date, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $82,750,310.28

On March 13, 2017, the registrant had outstanding 9,144,412 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts II and III of the Form 10-K report: Proxy Statement dated April 12, 2017, and the Annual Report to the Stockholders for the year ended December 31, 2016.

THE FIRST BANCSHARES, INC.

FORM 10-K

THE FIRST BANCSHARES, INC.

FORM 10-K

PART I

This Report, including information incorporated by reference herein, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of the Company, the Bank, and management about possible future events or outcomes. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Bank’s customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required to replenish the allowance in future periods;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or writedown assets;

•	the amount of our loan portfolio collateralized by real estate and the weakness in the commercial real estate market;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	risks and uncertainties relating to not successfully negotiating and entering into definitive agreements with respect to, and closing the, currently contemplated acquisitions within our currently expected timeframe and other terms;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

•	significant increases in competition in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, and international instability;

•	changes in deposit flows;

•	changes in accounting principles, policies, or guidelines;

•	our ability to maintain adequate internal controls over financial reporting;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will prove out. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The Company was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered financial holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. The First currently operates its main office and 43 full-service branches, one motorbank, and four loan production offices in Mississippi, Alabama, Louisiana and Florida. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

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

We believe we are well-positioned to continue to benefit from the ongoing post-Katrina rebuilding efforts along the Gulf Coast. In September 2011 we completed the purchase of eight branches required to be divested by another financial institution. Seven of these branches were located along the Mississippi Gulf Coast and one was in Louisiana.

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

In January, 2017, we completed the acquisitions of Iberville Bank and Gulf Coast Community Bank. We expect the conversion and integrations of these two banks to be successful and to be completed by the end of the second quarter of 2017.

As of December 31, 2016, we had 306 full-time employees and 9 part-time employees, and as of March 13, 2017, we had 427 full-time employees and 22 part-time employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, A National Banking Association on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First A National Banking Association.

Market Areas and Recent Developments

The First operates its main office, 16 full-service branches, and one motor branch in Mississippi, ten branches in Alabama, twelve branches in Louisiana and five branches in Florida. In Mississippi, we serve the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, and the surrounding areas of Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone, and Harrison Counties. In Alabama, we serve the Baldwin County and Mobile County, Alabama markets with branches in the following cities: Foley, Daphne, Fairhope, Gulf Shores, Orange Beach, Mobile, Bay Minette, Dauphin Island, and Theodore. In Louisiana, we serve the city of Bogalusa in Washington Parish and Baton Rouge in East Baton Rouge Parish. With the recent acquisitions, we will additionally operate ten branches in Addis, Baton Rouge, Denham Springs, Pierre Part, Plaquemine, Plattenville, Port Allen, Prairieville, Saint Gabriel, and White Castle, Louisiana, and five branches in Gulf Breeze, Pace, and Pensacola, Florida. For more information about the acquisitions of Iberville Bank and Gulf Coast Community Bank you should read “Recent Developments” below [and Note T to the Consolidated Financial Statements]. In addition, the First operates production office in Ocean Springs, Brandon, and Madison in Mississippi and in Slidell, Louisiana.

Recent Developments

Acquisitions of Iberville Bank and Gulf Coast Community Bank

Iberville Bank. On January 1, 2017, we completed our acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank with and into The First. We paid Iberville Parent a total of $28.6 million in cash for all of the outstanding equity securities of Iberville Bank. An additional $2.5 million of the purchase price paid in connection with the purchase of Iberville Bank is being held in escrow as contingency for flood-related losses in the loan portfolio that may be incurred due to recent flooding in Iberville Bank’s market area. At September 30, 2016, Iberville Bank had $257.8 million in total assets, $147.2 million in net loans, $229.6 million in deposits, and $26.5 million in stockholders’ equity.

Gulf Coast Community Bank. Also on January 1, 2017, we completed our merger with Gulf Coast Community Bank, Pensacola, Florida which was merged with and into The First. Each shareholder of Gulf Coast Community Bank are received, in the aggregate, shares of the Company’s common stock having a value of $25.10, determined by averaging the trading price of our common stock price over a 30 day trading period ending on the fifth business day prior to the closing of the Gulf Coast acquisition, which was December 23, 2016. The aggregate purchase price was 89,591 shares of our common stock in the aggregate value at $2.2 million in exchange for all of the outstanding equity securities of Gulf Coast. As of September 30, 2016, Gulf Coast had total assets of approximately $135.4 million, deposits of approximately $116.6 million, and total stockholders’ equity of approximately $5.8 million.

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

Deposit Services. We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market areas at rates competitive to those offered by other banks in these areas. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs).

Loan Products. We offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general we are subject to an aggregate loans-to-one-borrower limit of 15% of our unimpaired capital and surplus.

Mortgage Loan Division. We have a residential mortgage loan division which originates loans to purchase existing residential homes or construct new homes and to refinance existing mortgages.

Private Banking Division. We have a private banking division, which offers financial services and wealth management services to individuals who meet certain criteria.

Other Services. Other bank services we offer include on-line internet banking services, voice response telephone inquiry services, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, mobile deposit, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with the MasterCard, Cirrus, Pulse, and Community Cash networks of automated teller machines that may be used by our customers throughout our market area and other regions. The First also offers VISA credit card services through a correspondent bank.

Competition

The First generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. State law permits statewide branching by banks and savings institutions, and many financial institutions in our market area have branch networks. Consequently, commercial banking in Mississippi, Alabama, Louisiana and Florida is highly competitive. Many large banking organizations currently operate in our market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Federal legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First's primary service area.

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

Available Information

We file reports with the Securities and Exchange Commission. We make available free of charge, on or through our website www.thefirstbank.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) causes any of its non-bank subsidiaries to acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews the indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States Court of Appeals seeking an injunction against the proposed acquisition.

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

Capital Requirements

General Risk-Based and Leverage-Based Capital Adequacy Requirements

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2016, the Company and The First were both well capitalized and well managed.

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

The final rules concerning capital adequacy that became effective January 1, 2015 established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points). Additionally, the final rules introduced a capital conservation buffer of Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios above the minimum risk-based capital requirements. The buffer must be maintained to avoid limitations on capital distributions and limitations on discretionary bonus payments to executive officers. Each of the minimum capital ratios took effect in 2015, with the capital conservation buffer set to be phased in beginning in 2016 and implemented in full by 2019. Based on estimated capital ratios using Basel III definitions, the Company and The First currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

The new rules addressed both the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as the risk weights and other issues affecting the denominator, replacing the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Regarding the denominator, under the final rules, the Company, among other items, is required to increase the risk weights applied to certain high volatility commercial real estate loans and to certain loans past due. Additionally, the Company is required to risk weight at 20% the conversion factors for commitments with an original maturity of one year or less that are not unconditionally cancellable at any time. Regarding the numerator under the final rules, NOLs and tax credits carried forward are deducted from Tier 1 capital. Additionally, there are deductions and adjustments to capital for goodwill and other intangibles as well as deductions and adjustments to capital by the amount that the carrying value of certain assets exceeds 10% of capital. Examples of these assets are deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income arising from hedges not carried at fair market value on the balance sheet. Under the final rules, some banks, including The First, were given a one-time “opt out” in which they were allowed to elect to filter certain volatile accumulated other comprehensive income (“AOCI”) components from inclusion in regulatory capital. The AOCI opt-out election was made on the institution’s first Call Report, FR Y-9C or FR Y-9SP, as applicable, filed after January 1, 2015. The Company and The First elected to opt out.

Below are measures of regulatory capital applicable to holding companies in 2016.

	Minimum	Company at 12/31/2016
Tier 1 leverage capital ratio	4.00%	11.9%
Common equity Tier 1 capital ratio*	7.00%	13.8%
Tier 1 capital ratio**	8.50%	14.7%
Total risk-based capital (Tier 1 plus Tier 2)***	10.50%	15.5%
* a minimum of 4.5% plus a capital conservation buffer of 2.5%, which will be fully phased in by January 1, 2019
**a minimum of 6.0% plus a phased-in capital conservation buffer of 2.5%
*** a minimum of 8% plus a phased-in capital conservation buffer of 2.5%

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

On February 6, 2009, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 5,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “CPP Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 54,705 shares of the Company’s Common Stock for an exercise price of $13.71 per share. On September 29, 2010, after successfully obtaining CDFI certification, the Company exited the CPP by refinancing its CPP funding into lower-cost CDCI funding and also accepted additional CDCI funding. In connection with this transaction, the Company retired its CPP Preferred Stock and issued to the Treasury Department 17,123 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Stock”). Including refinanced funding and newly obtained funding, the Company’s total CDCI funding was $17,123,000.

The CDCI Preferred Stock qualified as Tier 1 capital and, provided that the Company maintains its CDFI eligibility and certification. While the CDCI Preferred Stock was outstanding, Treasury was entitled to cumulative dividends at a rate of 2% per annum until 2018, and 9% per annum thereafter.

The Company was required to maintain compliance with the eligibility requirements of the CDFI Program. These eligibility requirements included the following:

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

American Reinvestment and Recovery Act of 2009. The America Reinvestment and Recovery Act of 2009 (“ARRA”) contained expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP. As long as the Treasury continued to hold equity interests in the Company issued under the TARP, the Company monitored its compensation arrangements, modified such compensation arrangements, agreed to limit and limit its compensation deductions, and took such other actions as were necessary to comply with the standards discussed below. These restrictions applied to us during 2016 and are further detailed in implementing regulations found at 31 CFR Part 30, which are described below (any reference to “ARRA” herein includes a reference to the implementing regulations). On December 6, 2016, the Company repurchased all 17,123 shares of its CDCI Preferred Shares from Treasury at fair market value. Therefore, as of December 6, 2016, the Company no longer has any obligations under TARP or the ARRA. However, as part of its repurchase obligations with the Treasury, the Company agreed to maintain its CDFI certification status for a period of two years.

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

Additionally, as discussed above we participated in the CDCI program under TARP during 2016. We received $17,123,000 in funding under the CDCI program in exchange for our issuance of preferred stock and common stock warrants on September 29, 2010. On December 6, 2016, the Company repurchased all 17,123 shares of its CDCI Preferred Shares at fair market value $15,925,000, which equated to a discount of 7% to par, or $1,198,000. Therefore, the Company no longer has any obligations under the CDCI or TARP. However, due to our participation in the CDCI program during 2016, our ability to raise dividends was constrained by TARP and ARRA to no more than $0.15 per share annually.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Mississippi, Alabama, Louisiana and Florida law, banks may open branches throughout these states with the prior approval of the OCC or other primary federal regulator. In addition, with prior regulatory approval, banks are able to acquire existing banking operations in Mississippi, Alabama, Louisiana and Florida. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law.

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

The capital and credit markets are subject to volatility and disruption. Dramatic declines in the housing market in years past caused home prices to fall and increased foreclosures, unemployment and under-employment. These events, if they were to happen again, could negatively impact the credit performance of mortgage loans and result in significant write-downs of asset values, including government-sponsored entities as well as major commercial and investment banks. Still wary about the stability of the financial markets generally and the strength of counterparties, many lenders still have reduced funding to borrowers, including to other financial institutions. Market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity generally. A worsening of these conditions would have an adverse effect on us and others in the financial institution industry generally, particularly in our real estate markets, as lower home prices and increased foreclosures would result in higher charge-offs and delinquencies.

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets we serve in the states of Mississippi, Louisiana, Alabama or Florida may affect the ability of our customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of these market areas could negatively impact the financial results of the Company’s banking operations, earnings, and profitability.

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

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict possible future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to developing situations or implementing new fiscal or trade policies may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Our common stock is listed and traded on the NASDAQ stock market. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ stock market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Should these risks materialize, the ability to further expand our operations through organic or acquisitive growth may be limited.

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

We may fail to realize the anticipated cost savings and other financial benefits of the Iberville Bank Acquisition and Gulf Coast Acquisition on the anticipated schedule, if at all..

The First, Iberville Bank, and Gulf Coast have historically operated independently. The success of the mergers of Iberville Bank and Gulf Coast into The First will depend, in part, on our ability to successfully combine the businesses of The First, Iberville Bank, and Gulf Coast. To realize these anticipated benefits, The First expects to integrate Iberville Bank’s and Gulf Coast’s businesses with its own businesses. We may face significant challenges in integrating both Iberville Bank’s and Gulf Coast’s operations into our operations in a timely and efficient manner and in retaining personnel from these two banks that we anticipate needing. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. In addition, the integration of certain operations following the mergers will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of our common stock.

We are subject to industry competition which may have an adverse impact upon our success.

The profitability of the Company depends on its ability to compete successfully with other financial services companies. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings institutions, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the nonbank competitors are not subject to the same extensive regulations that govern the Company or The First and may have greater flexibility in competing for business.

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

With increased concerns about bank failures during and after the recent recession, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect the Company’s funding costs and net income.

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

With the completion of the acquisitions of Iberville Bank and Gulf Coast, the market price of our common stock may be affected by factors different from those historically affecting our independent operations through The First.

The historic businesses of each of The First, Iberville Bank, and Gulf Coast differ in important respects, and accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those historically affecting the independent results of operations of The First, Iberville Bank, and Gulf Coast.

The impact of flooding events in Louisiana and southwest Mississippi in 2016 on our market areas and those of Iberville Bank is presently unknown.

The First (including through the legacy operations of Iberville Bank) has a physical presence and collateral securing loans in or near parts of Louisiana and Mississippi that were affected by the late summer 2016 significant flooding in those areas. The First has worked diligently to assess and quantify the impact, if any, of this flooding on their respective businesses. While The First believes that any impact on their respective businesses has already been or will be adequately accounted for, either through the presence of insurance, special loan provisions, or otherwise, there can be no assurances that such measures will be appropriate or adequate. If the residual impact from such flooding is more significant on the businesses of The First, then the results of operations or financial condition of The First could be negatively impacted. If the impact from the flooding is more adverse than believed, the anticipated benefits from the Iberville Bank Acquisition may not be realized or realized to a lesser extent, and might have an adverse effect on the combined company and our Common Stock following such merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. As of year-end, we had 28 full service banking and financial services offices and one motor bank facility as well as four loan production offices. We lease the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, the Fairhope Branch, the Bayley’s Corner Branch, the Theodore Branch, the Dauphin Island Branch and the Baton Rouge Branch, which comprise nine of our full services banking and financial services offices. We also lease the Brandon, the Madison, the Ocean Springs and the Slidell loan production offices. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company and/or The First may be named as defendants in various lawsuits arising out of the normal course of business. At present, the Company is not aware of any legal proceedings that it anticipates may materially adversely affect its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	250,217 shares
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	250,217 shares

Market Information

Our common stock trades on the NASDAQ Global Market under the ticker symbol “FBMS”. The following table sets forth the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

				Cash
		High	Low	Dividends
		Sale	Sale	Paid

2016	4th quarter	$28.50	$17.10	$0.0375
	3rd quarter	19.55	16.99	0.0375
	2nd quarter	17.72	15.50	0.0375
	1st quarter	18.50	15.32	0.0375
2015
	4th quarter	$18.34	$15.58	$0.0375
	3rd quarter	18.46	16.10	0.0375
	2nd quarter	16.99	15.50	0.0375
	1st quarter	17.70	13.80	0.0375

There were approximately 2,031 record holders of the Company’s common stock at March 13, 2017 and 9,144,412 shares outstanding.

Payment of Dividends

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

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the period ended December 31, 2016.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter 2016	-		-	-	-
2nd Quarter 2016	5,898		$18.00	-	-
3rd Quarter 2016	3,997		$17.50	-	-
4th Quarter 2016	-		-	-	-
Total	9,895	(a)	$17.75	-	-

(a)	Represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2011 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the NASDAQ Composite-Total Returns Index and the common stocks of the NASDAQ OMX Banks Index. The NASDAQ OMX Banks Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6. SELECTED FINANCIAL DATA

In response to this Item, the information contained on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2016, is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information contained on pages 6 through 35 of the Company's Annual Report to Shareholders for the year ended December 31, 2016, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information contained on pages 32 through 34 of the Company’s Annual Report to Shareholders for the year ended December 31, 2016 entitled “Interest Rate Risk Management” is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information contained on pages 39 through 90 of the Company's Annual Report to Shareholders for the year ended December 31, 2016 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016 that the Company’s disclosure controls and procedures were effective. During the quarter ended December 31, 2016, no changes have occurred in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The First Bancshares, Inc.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective “internal control over financial reporting” (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2016.

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

T. E. Lott & Company, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 16, 2017	March 16, 2017

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The First Bancshares, Inc.

Hattiesburg, Mississippi

We have audited the internal control over financial reporting of The First Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The First Bancshares, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ T. E. Lott & Company

Columbus, Mississippi

March 16, 2017

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

In response to this Item, the information contained under the captions, “Election of Directors” and “Additional Information Concerning Directors and Officers” of the Company's Proxy Statement to be filed with the SEC relating to the Annual Meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference.

Code of Ethics

Our company’s Board of Directors has adopted a Code of Ethics that applies to the Company's directors, officers and employees. A copy of this Code of Ethics can be found at the Company's internet website at www.thefirstbank.com. We intend to disclose any amendments to the Company’s Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The information contained under the caption “Committees of the Board of Directors” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference. The Board of Directors has determined that there is at least one independent audit committee financial expert, J. Douglas Seidenburg, serving on the Audit Committee, as the terms independent and audit committee financial expert are used in pertinent NASDAQ listing standards and Securities and Exchange Commission regulations.

Corporate Governance

The information contained under the caption “Additional Information Concerning Directors and Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2017 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

In response to this Item, the information contained under the captions “Executive Officer Compensation” and “Director Compensation” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In response to this Item, the information contained under the caption “Certain Relationships and Related Transactions” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, the information contained under the caption “Principal Accountant Fees and Services” of the Company’s Proxy Statement for the Annual meeting of Shareholders to be held on May 25, 2017, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data and included as Exhibit 13.1, hereto:

Consolidated balance sheets – December 31, 2016 and 2015 (page 39)

Consolidated statements of income – Years ended December 31, 2016, 2015, and 2014 (pages 40 to 41)

Consolidated statements of other comprehensive income – Years ended December 31, 2016, 2015, and 2014 (page 42)

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2016, 2015 and 2014 (pages 43-45)

Consolidated statements of cash flows –Years ended December 31, 2016, 2015, and 2014 (pages 46 to 47)

Notes to consolidated financial statements – December 31, 2016, 2015, and 2014 (pages 48 to 90)

2.	Consolidated Financial Statement Schedules:

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K, by Item 15(b) are listed below.

(b)	Exhibits:

All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 12, 2016, by and among The First Bancshares, Inc., The First, A National Banking Association, and Gulf Coast Community Bank (incorporated herein by reference to Exhibit 1.2 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

2.2	Stock Purchase Agreement, dated October 12, 2016, by and between The First Bancshares, Inc. and A. Wilbert’s Sons Lumber and Shingle Co. (incorporated herein by reference to Exhibit 1.1 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the First Bancshares’ Current Report on Form 8-K filed on July 28, 2016)

3.2	Amended and Restated Bylaws of The First Bancshares, Inc., effective as of March 17, 2016 (incorporated herein by reference to Exhibit 3.2 to the First Bancshares’ Current Report on Form 8-K filed on March 18, 2016)

3.3	Certificate of Designation of the Series E Preferred Stock of The First Bancshares, Inc., effective October 14, 2016 (incorporated herein by reference to Exhibit 3.1 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated herein by reference to Exhibit 3.1 to The First Bancshares’ Current Report on Form 8-K filed on July 28, 2016 and to Exhibit 3.2 to The First Bancshares’ Current Report on Form 8-K filed on March 18, 2016)

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-137198 on Form S-1 filed on September 8, 2006).

4.3	Certificate of Designation of the Series E Preferred Stock of The First Bancshares, Inc., effective October 14, 2016 (incorporated herein by reference to Exhibit 3.1 to The First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

10.1	Securities Purchase Agreement between the Company and the Purchasers provided therein, dated October 12, 2016 (incorporated herein by reference to Exhibit 1.3 to The First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

10.2	Registration Rights Agreement between the Company and the Purchasers provided therein, dated October 12, 2016 (incorporated herein by reference to Exhibit 1.4 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

10.3	Securities Purchase Agreement, dated as of December 6, 2016, by and between the United States Department of the Treasury and the Company (incorporated herein by reference to Exhibit 10.3 to the Registration Statement No. 333-215157 on Form S-1 filed on December 16, 2016).

10.4	Employment Agreement dated May 31, 2011, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.5 of The First Bancshares' Annual Report on Form 10-K filed on March 29, 2012)

10.5	Change in Control Agreement dated as of February 1, 2017 between the Company and Dee Dee Lowery (incorporated herein by reference to Exhibit 10.1 of The First Bancshares’ Current Report on Form 8-K filed on February 6, 2016)

10.6	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to The First Bancshares’ Registration Statement No. 171996 on Form S-8)

10.7	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 (incorporated herein by reference to Exhibit 10.6 to The First Bancshares Annual Report on Form 10-K filed on March 30, 2016)

10.8	Loan Agreement, dated as of December 5, 2016, by and between the Company, as Borrower, and First Tennessee Bank National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).

10.9	Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended.

10.10	Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended.

10.11	Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association.

13.1	The Company's 2016 Annual Report to Shareholders (pages 5 to 90)

21.1	Subsidiaries of The First Bancshares, Inc.

23.1	Consent of T.E. Lott & Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of M. Ray (Hoppy) Cole, Jr.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Dee Dee Lowery

32.1	Section 1350 Certifications

99.1	EESA Certifications of CEO

99.2	EESA Certifications of CFO

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 16, 2017	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 16, 2017	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/E. Ricky Gibson	Director and Chairman of the Board	March 16, 2017
/s/ David W. Bomboy	Director	March 16, 2017
/s/ Charles R. Lightsey	Director	March 16, 2017
/s/ Fred McMurry	Director	March 16, 2017
/s/ Gregory Mitchell	Director	March 16, 2017
/s/ Ted E. Parker	Director	March 16, 2017
/s/ J. Douglas Seidenburg	Director	March 16, 2017
/s/ Andrew D. Stetelman	Director	March 16, 2017
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 16, 2017
(Principal Executive Officer)
/s/ Dee Dee Lowery	Executive VP & Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 16, 2017

