Form 10-Q
period 2017-03-31
FIRST BANCSHARES INC /MS/
filed 2017-05-10
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Yes ☑                        No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, 9,170,906 shares issued and 9,144,412 outstanding as of March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM NO. 1- FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$85,102	$31,719
Interest-bearing deposits with banks	56,082	29,975
Federal funds sold	7,327	425

Total cash and cash equivalents	148,511	62,119

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	352,851	243,206
Other securities	7,647	6,593

Total securities	366,498	255,799

Loans held for sale	5,473	5,880
Loans	1,139,987	867,054
Allowance for loan losses	(7,813)	(7,510)

Loans, net	1,132,174	859,544

Premises and equipment	45,438	34,624
Interest receivable	5,699	4,358
Cash surrender value of life insurance	26,015	21,250
Goodwill	20,206	13,776
Other real estate owned	7,579	6,008
Other assets	25,611	14,009

TOTAL ASSETS	$1,783,204	$1,277,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$323,442	$202,478
Interest-bearing	1,245,055	836,713

TOTAL DEPOSITS	1,568,497	1,039,191

Interest payable	290	306
Borrowed funds	39,411	69,000
Subordinated debentures	10,310	10,310
Other liabilities	5,691	4,033

TOTAL LIABILITIES	1,624,199	1,122,840

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized and 9,170,906 shares issued at March 31, 2017; and 9,017,891 shares issued at December 31, 2016, respectively	9,171	9,018
Additional paid-in capital	104,566	102,574
Retained earnings	45,255	44,477
Accumulated other comprehensive income (loss)	477	(1,078)

Treasury stock, at cost, 26,494 shares at March 31, 2017 and at December 31, 2016	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	159,005	154,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,783,204	$1,277,367

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,

	2017	2016

INTEREST INCOME:
Interest and fees on loans	$13,500	$9,035
Interest and dividends on
securities:
Taxable interest and dividends	1,536	1,072
Tax exempt interest	593	460
Interest on federal funds sold	124	30

TOTAL INTEREST INCOME	15,753	10,597

INTEREST EXPENSE:
Interest on deposits	1,158	701
Interest on borrowed funds	427	221

TOTAL INTEREST EXPENSE	1,585	922

NET INTEREST INCOME	14,168	9,675

PROVISION FOR LOAN LOSSES	46	190

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES LOSSES	14,122	9,485

OTHER INCOME:
Service charges on deposit accounts	1,771	1,281
Other service charges and fees	1,620	1,202
TOTAL OTHER INCOME	3,391	2,483

OTHER EXPENSES:
Salaries and employee benefits	7,622	5,149
Occupancy and equipment	1,370	1,073
Acquisition and integration charges	3,598	-
Other	3,505	2,173

TOTAL OTHER EXPENSES	16,095	8,395

INCOME BEFORE INCOME TAXES	1,418	3,573

INCOME TAXES	296	969

NET INCOME	1,122	2,604

PREFERRED STOCK ACCRETION AND DIVIDENDS	-	85

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$1,122	$2,519

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.12	$0.47
DILUTED	0.12	0.46
DIVIDENDS PER SHARE – COMMON	.0375	.0375

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)
	Three Months Ended
	March 31

	2017	2016

Net income per consolidated statements of income	$1,122	$2,604
Other Comprehensive Income:
Unrealized holding gains arising during period on available-for-sale securities	2,260	2,071
Less reclassified adjustment for gains included in net income	-	-
Unrealized holding gains arising during period on available-for-sale securities	2,260	2,071
Unrealized holding gains on loans held for sale	95	12
Income tax benefit(expense)	(800)	(710)
Other comprehensive income	1,555	1,373
Comprehensive Income	$2,677	$3,977

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2016	$5,403	$17,123	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	2,604	-	-	2,604
Other comprehensive income	-	-	-	-	1,373	-	1,373
Dividends on preferred stock	-	-	-	(85)	-	-	(85)
Dividends on common stock, $0.0375 per share	-	-	-	(205)	-	-	(205)
Repurchase of restricted stock for payment of taxes	(5)	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	(61)	-	-	-	-
Compensation expense	-	-	179	-	-	-	179
Balance, March 31, 2016	$5,459	$17,123	$44,668	$37,939	$2,472	$(464)	$107,197

Balance, January 1, 2017	$9,018	$-	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	-	1,122	-	-	1,122
Other comprehensive income	-	-	-	-	1,555	-	1,555
Dividends on common stock, $0.0375 per share	-	-	-	(344)	-	-	(344)
Issuance of 89,591 common shares for GCCB acquisition	89	-	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of taxes	(10)	-	(277)	-	-	-	(287)
Restricted stock grant	74	-	(74)	-	-	-	-
Compensation expense	-	-	183	-	-	-	183
Balance, March 31, 2017	$9,171	$-	$104,566	$45,255	$477	$(464)	$159,005

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,122	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	-	-
Depreciation, amortization and accretion	1,052	870
Provision for loan losses	46	190
Loss on sale/writedown of ORE	176	62
Restricted stock expense	183	179
Increase in cash value of life insurance	(180)	(99)
Federal Home Loan Bank stock dividends	(13)	(2)
Changes in:
Interest receivable	344	(313)
Loans held for sale, net	502	(2,109)
Interest payable	(34)	(10)
Other, net	(34)	144
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,164	1,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	20,080	9,150
Purchases of available-for-sale securities	(35,875)	(20,541)
Net (purchases)/sales of other securities	(610)	(1,433)
Net increase in loans	(35,724)	(26,736)
Net increase in premises and equipment	(2,122)	(151)
Purchase of bank-owned life insurance	(469)	-
Proceeds from sale of other real estate owned	5,641	221
Cash received in excess of cash paid for acquisitions	3,727	-
NET CASH USED IN INVESTING ACTIVITIES	(45,352)	(39,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	173,697	124,410
Net decrease in borrowed funds	(44,495)	(31,345)
Dividends paid on common stock	(335)	(195)
Dividends paid on preferred stock	-	(85)
Repurchase of restricted stock for payment of taxes	(287)	(105)
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,580	92,680

NET INCREASE IN CASH	86,392	54,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,119	41,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,511	$95,965

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	1,601	932
CASH PAYMENTS FOR INCOME TAXES	-	236
LOANS TRANSFERRED TO OTHER REAL ESTATE	421	1,554
ISSUANCE OF RESTRICTED STOCK GRANTS	74	61
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	2,249	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At March 31, 2017, the Company had approximately $1.8 billion in assets, $1.1 billion in net loans, $1.6 billion in deposits, and $159 million in stockholders' equity. For the three months ended March 31, 2017, the Company reported net income of $1.1 million. After tax merger related costs of $2.3 million were expensed during the first quarter of 2017.

In the first quarter of 2017, the Company declared and paid a dividend of $.0375 per common share.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. The ASU does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The Company is currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is assessing the impact of ASU 2017-04.

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

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”) with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price is being held in escrow as contingency for flood-related losses in the loan portfolio that may be incurred due to recent flooding in Iberville’s market area.

In connection with the acquisition, the Company recorded approximately $5.2 million of goodwill and $3.2 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired the $149.4 million loan portfolio at an estimated fair value discount of $0.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $3.2 million for the three month period ended March 31, 2017. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

(dollars in thousands)
Purchase price:
Cash	$31,100
Total purchase price	31,100

Identifiable assets:
Cash and due from banks	28,789
Investments	78,650
Loans	148,516
Core deposit intangible	3,186
Personal and real property	4,443
Other assets	9,330
Total assets	272,914

Liabilities and equity:
Deposits	243,656
Borrowed funds	456
Other liabilities	2,928
Total liabilities	247,040
Net assets acquired	25,874
Goodwill resulting from acquisition	$5,226

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2017, are as follows(dollars in thousands):

Outstanding principal balance	$146,904
Carrying amount	146,059

Gulf Coast Community Bank

Also on January 1, 2017, the Company completed the merger of Gulf Coast Community Bank (“GCCB”), Pensacola, Florida, with and into The First. The Company issued to GCCB’s shareholders shares of the Company’s common stock which, for purposes of the GCCB acquisition, were valued through averaging the trading price of the Company’s common stock price over a 30 day trading period ending on the fifth business day prior to the closing of the acquisition. Fractional shares were acquired with cash. The consideration was approximately $2.3 million.

In connection with the acquisition, the Company recorded approximately $1.2 million of goodwill and $.8 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired the $91.0 million loan portfolio at a fair value discount of approximately $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0.4 million for the three month period ended March 31, 2017. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

(dollars in thousands)
Purchase price:
Cash and stock	$2,258
Total purchase price	2,258

Identifiable assets:
Cash and due from banks	6,047
Investments	13,833
Loans	88,801
Core deposit intangible	787
Personal and real property	4,739
Other real estate	7,057
Deferred tax asset	6,693
Other assets	490
Total assets	128,447

Liabilities and equity:
Deposits	111,993
Borrowed funds	14,450
Other liabilities	950
Total liabilities	127,393
Net assets acquired	1,054
Goodwill resulting from acquisition	$1,204

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2017, are as follows (dollars in thousands):

Outstanding principal balance	$85,487
Carrying amount	85,490

NOTE 5 – PREFERRED STOCK AND WARRANT

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

	For the Three Months Ended
	March 31, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,122,000	9,123,271	$0.12

Effect of dilutive shares:
Restricted stock grants		59,440

Diluted per share	$1,122,000	9,182,711	$0.12

	For the Three Months Ended
	March 31, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,519,000	5,415,339	$0.47

Effect of dilutive shares:
Restricted stock grants		63,364

Diluted per share	$2,519,000	5,478,703	$0.46

The Company granted 73,827 shares of restricted stock in the first quarter of 2017.

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

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2017, and December 31, 2016, these financial instruments consisted of the following:

($ In Thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$277,601	$220,252
Standby letters of credit	7,063	1,742

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2017 and December 31, 2016:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Bank-owned life insurance: Fair values are based on net cash surrender policy values at each reporting date.

•	Other securities: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of March 31, 2017			Fair Value Measurements
($ In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$148,511	$148,511	$148,511	$-	$-
Securities available-for- sale	352,851	352,851	939	349,581	2,331
Securities held- to-maturity	6,000	7,571	-	7,571	-
Other securities	7,647	7,647	-	7,647	-
Loans, net	1,137,647	1,159,709	-	-	1,159,709
Bank-owned life insurance	26,015	26,015	-	26,015	-

Liabilities:
Noninterest- bearing deposits	$323,442	$323,442	$-	$323,442	$-
Interest-bearing deposits	1,245,055	1,243,321	-	1,243,321	-
FHLB and other borrowings	39,411	39,411	-	39,411	-
Subordinated debentures	10,310	10,310	-	-	10,310

As of December 31, 2016			Fair Value Measurements
($ In Thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$62,119	$62,119	$62,119	$-	$-
Securities available-for- sale	243,206	243,206	940	240,025	2,241
Securities held- to-maturity	6,000	7,394	-	7,394	-
Other securities	6,593	6,593	-	6,593	-
Loans, net	865,424	883,161	-	-	883,161
Bank-owned life insurance	21,250	21,250	-	21,250	-

Liabilities:
Noninterest- bearing deposits	$202,478	$202,478	$-	$202,478	$-
Interest-bearing deposits	836,713	835,658	-	835,658	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	69,000	69,000	-	69,000	-

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

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2017
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,028	$-	$9,028	$-
Municipal securities	136,657	-	136,657	-
Mortgage-backed securities	187,116	-	187,116	-
Corporate obligations	19,111	-	16,780	2,331
Other	939	939	-	-
Total	$352,851	$939	$349,581	$2,331

December 31, 2016
($ In Thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,045	$-	$9,045	$-
Municipal securities	98,822	-	98,822	-
Mortgage-backed securities	114,289	-	114,289	-
Corporate obligations	20,110	-	17,869	2,241
Other	940	940	-	-
Total	$243,206	$940	$240,025	$2,241

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)	Bank-Issued Trust Preferred Securities
	2017	2016
Balance, January 1	$2,241	$2,557
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	90	(316)
Balance at March 31, 2017 and December 31, 2016	$2,331	$2,241

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2017	$2,331	Discounted cash flow	Probability of default	1.70% - 3.48%
December 31, 2016	$2,241	Discounted cash flow	Probability of default	1.50% - 3.34%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2017, amounted to $7.6 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2017 and December 31, 2016.

($ In Thousands)
March 31, 2017
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,201	$-	$10,201	$-

Other real estate owned	7,579	-	7,579	-

December 31, 2016
		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,128	$-	$6,128	$-

Other real estate owned	6,008	-	6,008	-

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2017, follows:

($ In Thousands)
	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$9,007	$23	$2	$9,028
Tax-exempt and taxable obligations of states and municipal subdivisions	134,869	2,280	492	136,657
Mortgage-backed securities	187,409	994	1,287	187,116
Corporate obligations	20,175	63	1,127	19,111
Other	1,255	-	316	939
	$352,715	$3,360	$3,224	$352,851
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,571	$-	$7,571

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$9,023	$28	$6	$9,045
Tax-exempt and taxable obligations of states and municipal subdivisions	98,328	1,678	1,183	98,822
Mortgage-backed securities	114,991	602	1,304	114,289
Corporate obligations	21,274	66	1,231	20,110
Other	1,256	-	316	940
	$244,872	$2,374	$4,040	$243,206

Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,394	$-	$7,394

NOTE 11 – LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended March 31, 2017 and December 31, 2016, average loans accounted for 74.2% and 73.8% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2017
	($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$319	$-	$1,024	$1,343	$163,249
Real Estate-mortgage	2,347	340	2,354	5,041	360,964
Real Estate-non farm non-residential	-	-	1,382	1,382	426,151
Commercial	480	-	19	499	156,786
Lease Financing Rec.	-	-	-	-	2,196
Obligations of states and subdivisions	-	-	-	-	5,383
Consumer	66	5	176	247	25,258
Total	$3,212	$345	$4,955	$8,512	$1,139,987

	December 31, 2016
	($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$204	$96	$658	$958	$109,394
Real Estate-mortgage	2,745	102	1,662	4,509	289,640
Real Estate-non farm non residential	269	-	909	1,178	314,359
Commercial	9	-	2	11	129,423
Lease Financing Rec.	-	-	-	-	2,204
Obligations of states and subdivisions	-	-	-	-	6,698
Consumer	22	-	33	55	15,336
Total	$3,249	$198	$3,264	$6,711	$867,054

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

Total outstanding acquired impaired loans were $2.1 million as of March 31, 2017 and $2.2 million as of December 31, 2016. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at March 31, 2017 and December 31, 2016:

($ In Thousands)	March 31, 2017		December 31, 2016
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$894	$1,305	$1,219	$1,821
Accretion	(16)	16	(325)	325
Payments received, net	-	(81)	-	(841)
Balance at end of period	$878	$1,240	$894	$1,305

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2017 and December 31, 2016. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2017 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2017
($ In Thousands)				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$162	$162	$-	$81	$-
Commercial real estate	4,121	4,159	-	3,223	20
Consumer real estate	2,556	2,571	-	1,442	45
Consumer installment	13	13	-	13	-
Total	$6,852	$6,905	$-	$4,759	$65

Impaired loans with a related allowance:
Commercial installment	$-	$-	$-	$76	$-
Commercial real estate	2,936	2,936	322	2,831	31
Consumer real estate	388	388	108	472	4
Consumer installment	25	25	20	26	-
Total	$3,349	$3,349	$450	$3,405	$35

Total Impaired Loans:
Commercial installment	$162	$162	$-	$157	$-
Commercial real estate	7,057	7,095	322	6,054	51
Consumer real estate	2,944	2,959	108	1,914	49
Consumer installment	38	38	20	39	-
Total Impaired Loans	$10,201	$10,254	$450	$8,164	$100

As of March 31, 2017, the Company had $1.2 million of foreclosed residential real estate property obtained by physical possession and $0.3 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2016
				Average	Interest
($ In Thousands)				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	2,324	2,570	-	4,368	37
Consumer real estate	329	329	-	291	1
Consumer installment	14	14	-	9	-
Total	$2,667	$2,913	$-	$4,668	$38

Impaired loans with a related allowance:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	2,726	2,726	343	2,832	127
Consumer real estate	556	669	308	733	14
Consumer installment	26	27	21	32	-
Total	$3,461	$3,575	$682	$3,841	$150

Total Impaired Loans:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	5,050	5,296	343	7,200	164
Consumer real estate	885	998	308	1,024	15
Consumer installment	40	41	21	41	-
Total Impaired Loans	$6,128	$6,488	$682	$8,509	$188

The following table represents the Company’s impaired loans at March 31, 2017, and December 31, 2016.

	March 31,	December 31,
	2017	2016
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$6,852	$2,667
Impaired loans with a valuation allowance	3,349	3,461
Total impaired loans	$10,201	$6,128
Allowance for loan losses on impaired loans at period end	450	682

Total nonaccrual loans	4,955	3,264

Past due 90 days or more and still accruing	345	198
Average investment in impaired loans	8,164	8,509

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
($ In Thousands)
Interest income recognized during impairment	$100	$45
Cash-basis interest income recognized	100	45

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2017 and March 31, 2016 was $87,000 and $98,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2017 and December 31, 2016.

The following tables provide detail of troubled debt restructurings (TDRs) at March 31, 2017.

For the Three Months Ending March 31, 2017
($ In Thousands)
Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	$-	$-	-	$-
Total	$-	$-	-	$-

There were no TDRs modified during the three month period ended March 31, 2017.

The balance of troubled debt restructurings (TDRs)was $7.2 million at March 31, 2017 and $4.1 million at December 31, 2016, respectively, calculated for regulatory reporting purposes. There was $148,000 allocated in specific reserves established with respect to these loans as of March 31, 2017. As of March 31, 2017, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at March 31, 2017 and December 31, 2016:

($ In Thousands)
	March 31, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$143	$143
Commercial real estate	3,796	-	-	739	4,535
Consumer real estate	1,354	90	-	1,074	2,518
Consumer installment	5	-	-	23	28
Total	$5,155	$90	$-	$1,979	$7,224
Allowance for loan losses	$118	$4	$-	$26	$148

($ In Thousands)
	December 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$151	$-	$-	$-	$151
Commercial real estate	2,463	-	-	1,101	3,565
Consumer real estate	154	90	-	122	366
Consumer installment	6	-	-	24	29
Total	$2,774	$90	$-	$1,247	$4,111
Allowance for loan losses	$125	$-	$-	$40	$165

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

March 31, 2017
($ In Thousands)
				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$696,858	$213,956	$26,293	$161,296	$1,098,403
Special Mention	14,902	3,819	28	1,679	20,428
Substandard	15,313	5,195	100	1,200	21,808
Doubtful	-	154	-	39	193
Subtotal	727,073	223,124	26,421	164,214	1,140,832
Less:
Unearned discount	513	68	21	243	845
Loans, net of unearned discount	$726,560	$223,056	$26,400	$163,971	$1,139,987

December 31, 2016
($ In Thousands)				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$522,949	$174,325	$21,278	$134,235	$852,787
Special Mention	376	237	-	618	1,231
Substandard	11,873	1,336	79	208	13,496
Doubtful	-	200	-	40	240
Subtotal	535,198	176,098	21,357	135,101	867,754
Less:
Unearned discount	378	60	-	262	700
Loans, net of unearned discount	$534,820	$176,038	$21,357	$134,839	$867,054

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)	Three Months
Ended
March 31, 2017

Balance at beginning of period	$7,510
Loans charged-off:
Real Estate	(65)
Installment and Other	(8)
Commercial, Financial and Agriculture	(1)
Total	(74)
Recoveries on loans previously charged-off:
Real Estate	301
Installment and Other	13
Commercial, Financial and Agriculture	17
Total	331
Net recoveries	257
Provision for Loan Losses	46
Balance at end of period	$7,813

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2017 and December 31, 2016.

Allocation of the Allowance for Loan Losses

	March 31, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,212	14.4%
Commercial Real Estate	4,174	63.9
Consumer Real Estate	1,368	19.6
Consumer	157	2.1
Secondary market reserve	180	-
Unallocated	722	-
Total	$7,813	100%

	December 31, 2016
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,118	15.6%
Commercial Real Estate	4,071	61.6
Consumer Real Estate	1,589	20.3
Consumer	155	2.4
Unallocated	577	0.1
Total	$7,510	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2017 and December 31, 2016. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2017
			Commercial,
		Installment	Financial
	Real Estate	And Other	And Agriculture	Total
	($ In Thousands)
Loans
Individually evaluated	$10,001	$38	$162	$10,201
Collectively evaluated	939,615	26,362	163,809	1,129,786
Total	$949,616	$26,400	$163,971	$1,139,987

Allowance for Loan Losses
Individually evaluated	$430	$20	$-	$450
Collectively evaluated	5,292	859	1,212	7,363
Total	$5,722	$879	$1,212	$7,813

December 31, 2016
			Commercial,
		Installment	Financial
	Real Estate	And Other	And Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$5,935	$40	$153	$6,128
Collectively evaluated	704,923	21,317	134,686	860,926
Total	$710,858	$21,357	$134,839	$867,054

Allowance for Loan Losses
Individually evaluated	$651	$21	$10	$682
Collectively evaluated	5,009	711	1,108	6,828
Total	$5,660	$732	$1,118	$7,510

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2016 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

PART I - FINANCIAL INFORMATION

ITEM NO. 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements regarding the projected performance of The First Bancshares, Inc. and its subsidiary. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from the projections provided in this release since such projections involve significant known and unknown risks and uncertainties. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; and legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2017 compared to first quarter 2016

The Company had a consolidated net income of $1.1 million for the three months ended March 31, 2017, compared with consolidated net income of $2.5 for the same period last year. After tax merger related costs of $2.3 million were expensed during the first quarter of 2017.

Net interest income increased to $14.2 million from $9.7 million for the three months ended March 31, 2017, or an increase of 46.4% as compared to the same period in 2016. Quarterly average earning assets at March 31, 2017, increased $426.0 million, or 39.5% and quarterly average interest-bearing liabilities also increased $345.0 million or 38.3% when compared to March 31, 2016.

Noninterest income for the three months ended March 31, 2017, was $3.4 million compared to $2.5 million for the same period in 2016, reflecting an increase of $0.9 or 36.6%. This increase was spread over service charges, mortgage income and interchange fee income.

The provision for loan losses was $46,000 for the three months ended March 31, 2017, compared with $190,000 for the same period in 2016. The allowance for loan losses of $7.8 million at March 31, 2017 (approximately .69% of total loans and 1.24% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $7.7 million or 91.7% for the three months ended March 31, 2017, when compared with the same period in 2016. The largest increases were related to salaries and benefits of $2.5 million of which $1.9 million can be attributed to increased number of employees associated with the acquisitions. Also, the Company incurred acquisition and integration charges of $3.6 million in the first quarter of 2017.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $1.8 billion at March 31, 2017 compared to $1.3 billion at December 31, 2016, an increase of $0.5 billion. Loans increased $272.9 million to $1,140.0 billion or 31.5%, during the first three months of 2017. Deposits at March 31, 2017, totaled $1.6 billion compared to $1.0 billion at December 31, 2016. Loans of $239.6 million and deposits of $355.7 million were acquired during the first quarter of 2017. See Note 4 – Business Combinations.

For the three month period ended March 31, 2017, The First reported net income of $1.9 million compared to $2.9 million for the three months ended March 31, 2016. Merger charges net of tax equaled $1.9 million for the first quarter of 2017.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2017, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At March 31, 2017, The First had loans past due as follows:

($ In Thousands)
Past due 30 through 89 days	$3,212
Past due 90 days or more and still accruing	345

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.0 million at March 31, 2017, an increase of $1.7 million from December 31, 2016. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.6 million at March 31, 2017. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2017, the Bank had $7.1 million in loans that were modified as troubled debt restructurings, of which $5.1 million were performing as agreed with modified terms.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $4.5 million, or 46.4%, for the first quarter of 2017 relative to the first quarter of 2016. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$244,997	$1,534	2.50%	$189,249	$1,056	2.23%

Tax exempt
securities	86,991	895	4.12%	76,795	693	3.61%
Total investment securities	331,988	2,429	2.93%	266,044	1,749	2.63%
Fed funds sold	50,700	124	.98%	12,395	30	.97%
Int bearing deposits in other banks	5,010	2	0.16%	20,909	20	0.38%
Loans	1,117,100	13,500	4.83%	779,418	9,035	4.64%
Total earning assets	1,504,798	16,055	4.27%	1,078,766	10,834	4.02%
Other assets	208,640			117,562
Total assets	$1,713,438			$1,196,328

Interest-bearing liabilities:
Deposits	$1,149,287	$1,158	0.40%	$777,692	$701	0.36%
Repo	5,000	48	3.84%	5,000	48	3.84%
Fed funds purchased	975	2	0.82%	782	2	1.02%
FHLB and FTN	79,581	326	1.64%	106,352	143	0.54%
Subordinated debentures	10,310	51	1.98%	10,310	28	1.09%
Total interest- bearing liabilities	1,245,153	1,585	0.51%	900,136	922	0.41%
Other liabilities	311,101			191,914
Stockholders' equity	157,184			104,278

Total liabilities and stockholders’ equity	$1,713,438			$1,196,328
Net interest income (TE)		$14,470	3.76%		$9,912	3.61%

Net interest margin			3.85%			3.68%

Interest Rate Sensitivity – March 31, 2017

	Net Interest Income@ Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	20.5%	-20%	33.5%	-40.0%
Up 300 bps	15.6%	-15%	27.4%	-30.0%
Up 200 bps	10.4%	-10%	20.0%	-20.0%
Up 100 bps	5.3%	-5%	11.1%	-10.0%
Down 100 bps	-7.1%	-5%	-13.9%	-10.0%
Down 200 bps	-10.3%	-10%	-17.1%	-20.0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $148.5 million as of March 31, 2017. In addition, loans and investment securities repricing or maturing within one year or less is approximately $352.2 million at March 31, 2017. Approximately $277.6 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $7.1 million at March 31, 2017.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at March 31, 2017, was $159.0 million, or approximately 8.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2017, were as follows:

Tier 1 leverage	8.4%
Tier 1 risk-based	10.6%
Total risk-based	11.1%
Common equity Tier 1	9.8%

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

PROVISION FOR LOAN AND LEASE LOSSES

The Company has developed polcies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may not prove to be accurate, particularly given the Company’s growth and the economy. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance regarding contingencies. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior seven years is utilized in determining the appropriate allowance. Historical loss factors are determined by risk rated loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment upon the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committee, and data and guidance received or obtained from the Company’s regulatory authorities.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month period ended March 31, 2017 and 2016:

($ In Thousands)	Three Months Ended
EARNINGS STATEMENT	3/31/17	% of Total	3/31/16	% of Total
Non-interest income:
Service charges on deposit accounts	$868	25.6%	$637	25.7%
Mortgage income	916	27.0%	645	26.0%
Interchange fee income	903	26.6%	644	25.9%
Gain (loss) on securities, net	(8)	(0.2)%	-	-
Other charges and fees	712	21.0%	557	22.4%
Total non-interest income	$3,391	100%	$2,483	100%

Non-interest expense:
Salaries and employee benefits	$7,622	47.4%	$5,149	61.3%
Occupancy expense	1,370	8.5%	1,073	12.8%
FDIC premiums	201	1.2%	244	2.9%
Marketing	69	0.4%	72	0.9%
Amortization of core deposit intangibles	149	0.9%	94	1.1%
Other professional services	314	2.0%	231	2.8%
Other non-interest expense	2,772	17.2%	1,532	18.2%
Acquisition charges	3,598	22.4%	-	-
Total non-interest expense	$16,095	100%	$8,395	100%

Noninterest income increased $0.9 million in quarterly comparison mainly consisting of increases in service charges, mortgage income and interchange fee income. First quarter 2017 noninterest expenses increased $7.7 million, or 91.7% as compared to first quarter 2016. The largest increases in noninterest expenses was related to salaries and benefits of $2.5 million of which $1.9 million can be attributed to acquisitions and acquisition charges of $3.6 million.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits if applicable. Permanent differences include but are not limited to tax-exempt interest income, BOLI cash surrender value income, and certain book expenses that are not allowed as tax deductions.

The Company’s provision for income taxes was $0.3 million as of March 31, 2017 relative to $1.0 million as of March 31, 2016. The lower tax provisioning for the first three months comparison is the result of a decrease in pre-tax income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities excluding other securities totaled $358.9 million, or 20.1% of total assets at March 31, 2017, compared to $249.2 million, or 19.5% of total assets at December 31, 2016.

We had $7.3 million of fed funds sold at March 31, 2017 and $0.4 million of fed funds sold at December 31, 2016; and interest-bearing balances at other banks increased to $56.1 million at March 31, 2017 from $30.0 million at December 31, 2016 primarily due to an increase in our Federal Reserve Bank account. The Company’s investment portfolio increased $92.5 million due to acquisitions to a total of $366.5 million at March 31, 2017, reflecting an increase of $110.7 million, or 43.3%, for the first three months of 2017. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.6 million at March 31, 2017 as compared to $7.4 million at December 31, 2016. All other investment securities are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, and including loans held for sale, totaled $1.1 billion at March 31, 2017, an increase of $272.5 million, or 31.2%, since December 31, 2016. The acquisitions accounted for approximately $240 million. At March 31, 2017, the company had direct energy related loans of $19.7 million, representing 1.7% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Mortgage loans held for sale	$5,473	0.5%	$5,880	0.6%
Commercial, financial and agricultural	156,786	13.7	129,423	14.8
Real Estate:
Mortgage-commercial	426,151	37.2	314,359	36.0
Mortgage-residential	360,964	31.5	289,640	33.2
Construction	163,249	14.3	109,394	12.5
Lease financing receivable	2,196	0.2	2,204	0.3
Obligations of states and subdivisions	5,383	0.5	6,698	0.8
Consumer and other	25,258	2.1	15,336	1.8
Total loans	1,145,460	100%	872,934	100%
Allowance for loan losses	(7,813)		(7,510)
Net loans	$1,137,647		$865,424

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

Nonperforming assets totaled $12.5 million at March 31, 2017, compared to $9.3 million at December 31, 2016. The increase of $3.3 is attributable to the acquisitions with associated fair value marks. The ALLL/total loans ratio was .69% at March 31, 2017 and .87% at December 31, 2016. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.24% of loans at March 31, 2017. The ratio of annualized net charge-offs (recoveries) to total loans was (0.10)% for the quarter ended March 31, 2017 compared to (0.02)% for the quarter ended March 31, 2016. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 was received in 2016.

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS
Real Estate:	03/31/17	12/31/16	03/31/16
1-4 family residential construction	$-	$300	$-
Other construction/land	1,024	358	2,632
1-4 family residential revolving/open-end	-	200	324
1-4 family residential closed-end	2,354	1,463	1,821
Nonfarm, nonresidential, owner-occupied	808	587	613
Nonfarm, nonresidential, other nonfarm nonresidential	574	322	359
TOTAL REAL ESTATE	4,760	3,230	5,749
Commercial and industrial	19	2	74
Loans to individuals - other	176	33	30
TOTAL NON-ACCRUAL LOANS	4,955	3,265	5,853
Other real estate owned	7,579	6,008	4,363
TOTAL NON-PERFORMING ASSETS	$12,534	$9,273	$10,216
Performing TDRs	$5,071	$2,774	$3,015

Total non-performing assets as a % of total loans & leases net of unearned income	1.09%	1.06%	1.27%
Total non-accrual loans as a % of total loans & leases net of unearned income	0.43%	0.37%	0.73%

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
($ In Thousands)

	3 months ended	Year ended	3 months ended
Balances:	3/31/17	12/31/16	3/31/16
Average gross loans & leases outstanding during period	$1,117,110	$820,881	$779,418
Gross Loans & leases outstanding at end of period	1,145,460	872,934	803,859

Allowance for Loan and Lease Losses:
Balance at beginning of period	$7,510	$6,747	$6,747
Provision charged to expense	46	625	190
Charge-offs:
Real Estate-
1-4 family residential construction	32	-	-
Other construction/land	3	274	68
1-4 family revolving, open-ended	25	134	-
1-4 family closed-end	5	219	10
Nonfarm, nonresidential, owner-occupied	-	-	-
Total Real Estate	65	627	78
Commercial and industrial	1	71	6
Credit cards	-	6	-
Automobile loans	3	37	4
Loans to individuals - other	-	-	-
All other loans	5	30	5
Total	74	771	93

Recoveries:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	215	229	16
1-4 family revolving, open-ended	44	17	2
1-4 family closed-end	41	502	22
Nonfarm, nonresidential, owner-occupied	1	7	4
Total Real Estate	301	755	44
Commercial and industrial	17	84	76
Credit cards	-	2	-
Automobile loans	-	1	1
Loans to individuals - other	1	12	2
All other loans	12	55	15
Total	331	909	138
Net loan charge offs (recoveries)	(257)	(138)	(45)
Balance at end of period	$7,813	$7,510	$6,982

RATIOS

Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.09)%	(0.02)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.69%	0.86%	0.87%
Net Loan Charge-offs (recoveries) to provision for loan losses	(558.70)%	(22.08)%	(23.68)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $277.6 million at March 31, 2017 and $220.3 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 24.2% of gross loans outstanding at March 31, 2017 and 25.2% at December 31, 2016, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $7.1 million at March 31, 2017 and $1.7 million at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the financial statements located elsewhere herein.

In addition to unused commitments to provide credit, the Company is utilizing a $41 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security as of March 31, 2017. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $85.1 million at March 31, 2017 and $31.7 million at December 31, 2016. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

The Company’s net premises and equipment at March 31, 2017 was $45.4 million and $34.6 million at December 31, 2016; the result being an increase of $10.8 million, or 31.2% for the first three months of 2017. Included in the acquisition of Iberville was $4.0 million in life insurance, thereby creating a balance of $26.0 million at March 31, 2017. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased by $6.4 million during the period, as a result of the acquisitions, ending the first three months of 2017 with a balance of $20.2 million. Other intangible assets, namely the Company’s core deposit intangible, increased by $3.8 million due to the acquisitions. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of March 31, 2017.

Other real estate increased $1.6 million, or 26.1% during the first three months of 2017. This increase comes from the acquisition of GCCB. See Note 4 – Business Combinations. Total equity securities increased $1.1 million due primarily to an increase in FHLB stock.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2017 and 2016 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	March 31, 2017	December 31, 2016
Non-interest bearing demand deposits	$323,442	$202,478
NOW accounts and Other	661,300	430,903
Money Market accounts	165,372	113,253
Savings accounts	138,920	69,540
Time Deposits of less than $250,000	212,352	162,797
Time Deposits of $250,000 or more	67,111	60,220
Total deposits	$1,568,497	$1,039,191

Percentage of Total Deposits
Non-interest bearing demand deposits	20.6%	19.5%
NOW accounts and other	42.2%	41.5%
Money Market accounts	10.5%	10.9%
Savings accounts	8.9%	6.7%
Time Deposits of less than $250,000	13.5%	15.6%
Time Deposits of $250,000 or more	4.3%	5.8%
Total	100%	100%

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

Total non-deposit interest-bearing liabilities decreased by $29.6 million, or 37.3%, in the first three months of 2017, due to a reduction in notes payable to the Federal Home Loan Bank. Repurchase agreements remained unchanged for both periods at $5.0 million. The Company had junior subordinated debentures totaling $10.3 million at March 31, 2017 and December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $1.6 million, or 41.1%, during the first three months of 2017, due to the increase in other accrued but unpaid expenses.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $379.3 million at March 31, 2017. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2017, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $57.6 million of the Company’s investment balances, compared to $101.2 million at December 31, 2016. The decrease in unpledged debt from March 2017 compared to December 2016 is primarily due to a decrease in letters of credit utilized for pledging purposes. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $36.0 million at March 31, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of March 31, 2017 was 18.2%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2017	Policy Maximum
Loans to Deposits (including FHLB advances)	71.2%	90.00%	In Policy
Net Non-core Funding Dependency Ratio	2.3%	20.00%	In Policy
Fed Funds Purchased / Total Assets	0.3%	10.00%	In Policy
FHLB Advances / Total Assets	1.1%	20.00%	In Policy
FRB Advances / Total Assets	0.0%	10.00%	In Policy
Pledged Securities to Total Securities	72.9%	90.00%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC.

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2017, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2017	Net Interest Income at Risk
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	50,454	52,193	55,886	57,846	59,710	61,595	63,312
Dollar Change	-5,432	-3,693		1,960	3,824	5,709	7,426
NII @ Risk - Sensitivity Y1	-9.7%	-6.6%		3.5%	6.8%	10.2%	13.3%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.4 million lower than in a stable interest rate scenario, for a negative variance of 9.7%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $3.8 million, or 6.8%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 253.9%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	381,374	396,454	460,247	511,300	552,420	586,503	614,290
Change in EVE from base	-78,873	-63,793		51,053	92,173	126,256	154,043
% Change	-17.1%	-13.9%		11.1%	20.0%	27.4%	33.5%
Policy Limits	-20%	-10%		-10%	-20%	-30%	-40%

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

CAPITAL RESOURCES

At March 31, 2017 the Company had total stockholders’ equity of $159.0 million, comprised of $9.2 million in common stock, less than $0.5 million in treasury stock, $104.6 million in surplus, $45.3 million in undivided profits, $0.5 million in accumulated comprehensive income for available for sale securities. Total stockholders’ equity at the end of 2016 was $154.5 million. The increase of $4.5 million, or 2.9%, in stockholders’ equity during the first three months of 2017 is comprised of capital added via net earnings of $1.1 million, $1.6 million increase in accumulated comprehensive income for available for sale securities, and 2.2 million of common stock issued for the purchase of GCCB, offset by $0.3 million in cash dividends paid.

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

Regulatory Capital Ratios
The First, ANBA	March 31, 2017	December 31, 2016	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	11.7%	16.2%	6.50%
Tier 1 Capital Ratio	11.7%	16.2%	8.00%
Total Capital Ratio	12.3%	17.0%	10.00%
Tier 1 Leverage Ratio	9.3%	13.1%	5.00%

Regulatory Capital Ratios
The First Bancshares, Inc.	March 31, 2017	December 31, 2016	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	9.8%	13.8%	6.50%
Tier 1 Capital Ratio**	10.6%	14.7%	8.00%
Total Capital Ratio	11.1%	15.5%	10.00%
Tier 1 Leverage Ratio	8.4%	11.9%	5.00%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2016 to March 31, 2017 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2017 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There are no material changes in the Company’s risk factors since December 31, 2016. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 16, 2017.

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

THE FIRST BANCSHARES, INC.
(Registrant)

	/s/	M. RAY (HOPPY)COLE, JR.
May 10, 2017		M. Ray (Hoppy) Cole, Jr.
(Date)		Chief Executive Officer

	/s/	DEE DEE LOWERY
May 10, 2017		Dee Dee Lowery, Executive
(Date)		Vice President and Chief
Financial Officer

