Form 10-Q
period 2017-06-30
FIRST BANCSHARES INC /MS/
filed 2017-08-09
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Common stock, $1.00 par value, 9,179,151 shares issued and 9,152,657 outstanding as of August 2, 2017.

PART I - FINANCIAL INFORMATION

ITEM NO. 1- FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$58,155	$31,719
Interest-bearing deposits with banks	31,791	29,975
Federal funds sold	2,650	425

Total cash and cash equivalents	92,596	62,119

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	366,490	243,206
Other securities	9,544	6,593

Total securities	382,034	255,799

Loans held for sale	5,907	5,880
Loans	1,187,936	867,054
Allowance for loan losses	(8,070)	(7,510)

Loans, net	1,179,866	859,544

Premises and equipment	44,766	34,624
Interest receivable	5,771	4,358
Cash surrender value of life insurance	26,189	21,250
Goodwill	20,241	13,776
Other real estate owned	8,072	6,008
Other assets	24,180	14,009

TOTAL ASSETS	$1,789,622	$1,277,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$319,494	$202,478
Interest-bearing	1,231,305	836,713

TOTAL DEPOSITS	1,550,799	1,039,191

Interest payable	255	306
Borrowed funds	59,367	69,000
Subordinated debentures	10,310	10,310
Other liabilities	6,012	4,033

TOTAL LIABILITIES	1,626,743	1,122,840

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized and 9,179,151 shares issued at June 30, 2017; and 9,017,891 shares issued at December 31, 2016, respectively	9,179	9,018
Additional paid-in capital	104,734	102,574
Retained earnings	47,279	44,477
Accumulated other comprehensive income (loss)	2,151	(1,078)
Treasury stock, at cost, 26,494 shares at June 30, 2017 and at December 31, 2016	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	162,879	154,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,622	$1,277,367

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

INTEREST INCOME:
Interest and fees on loans	$14,170	$9,313	$27,670	$18,349
Interest and dividends on securities:
Taxable interest and dividends	1,605	1,058	3,141	2,129
Tax exempt interest	592	473	1,185	933
Interest on federal funds sold	97	27	221	56

TOTAL INTEREST INCOME	16,464	10,871	32,217	21,467

INTEREST EXPENSE:
Interest on deposits	1,303	813	2,461	1,514
Interest on borrowed funds	326	203	753	424

TOTAL INTEREST EXPENSE	1,629	1,016	3,214	1,938

NET INTEREST INCOME	14,835	9,855	29,003	19,529

PROVISION FOR LOAN LOSSES	248	204	294	394

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES LOSSES	14,587	9,651	28,709	19,135

OTHER INCOME:
Service charges on deposit accounts	922	604	1,790	1,241
Other service charges and fees	2,835	2,357	5,358	4,203
TOTAL OTHER INCOME	3,757	2,961	7,148	5,444

OTHER EXPENSES:
Salaries and employee benefits	7,762	5,400	15,743	10,549
Occupancy and equipment	1,348	1,110	2,718	2,183
Acquisition and integration charges	2,682	-	6,280	-
Other	3,278	2,411	6,424	4,582

TOTAL OTHER EXPENSES	15,070	8,921	31,165	17,314

INCOME BEFORE INCOME TAXES	3,274	3,691	4,692	7,265

INCOME TAXES	908	1,042	1,204	2,012

NET INCOME	2,366	2,649	3,488	5,253

PREFERRED STOCK ACCRETION AND DIVIDENDS	-	86	-	171

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,366	$2,563	$3,488	$5,082

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.26	$0.47	$0.38	$0.94
DILUTED	0.26	0.47	0.38	0.93
DIVIDENDS PER SHARE – COMMON	0.0375	0.0375	0.075	0.075

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income per consolidated statements of income	$2,366	$2,649	$3,488	$5,253
Other Comprehensive Income:
Unrealized holding gains arising during period on available-for-sale securities	2,996	756	5,256	2,827
Less reclassified adjustment for gains included in net income	-	-	-	-
Unrealized holding gains arising during period on available-for-sale securities	2,996	756	5,256	2,827
Unrealized holding gains on loans held for sale	(92)	74	3	86
Income tax benefit(expense)	(1,230)	(286)	(2,030)	(996)
Other comprehensive income	1,674	544	3,229	1,917
Comprehensive Income	$4,040	$3,193	$6,717	$7,170

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2016	$5,403	$17,123	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	5,253	-	-	5,253
Other compre- hensive income	-	-	-	-	1,917	-	1,917
Dividends on preferred stock	-	-	-	(171)	-	-	(171)
Dividends on common stock, $0.0375 per share	-	-	-	(408)	-	-	(408)
Repurchase of restricted stock for payment of taxes	(5)	-	(100)	-	-	-	(105)
Restricted stock grant	61	-	(61)	-	-	-	-
Compensation expense	-	-	376	-	-	-	376
Balance, June 30, 2016	$5,459	$17,123	$44,865	$40,299	$3,016	$(464)	$110,298

Balance, January 1, 2017	$9,018	$-	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	-	3,488	-	-	3,488
Other compre- hensive income	-	-	-	-	3,229	-	3,229
Dividends on common stock, $0.0375 per share	-	-	-	(686)	-	-	(686)
Issuance of 89,591 common shares for GCCB acquisition	89	-	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of taxes	(12)	-	(318)	-	-	-	(330)
Restricted stock grant	84	-	(84)	-	-	-	-
Compensation expense	-	-	402	-	-	-	402
Balance, June 30, 2017	$9,179	$-	$104,734	$47,279	$2,151	$(464)	$162,879

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,488	$5,253
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	-	(129)
Depreciation, amortization and accretion	2,312	1,741
Provision for loan losses	294	394
Loss on sale/writedown of ORE	404	86
Restricted stock expense	402	376
Increase in cash value of life insurance	(354)	(241)
Federal Home Loan Bank stock dividends	(42)	(10)
Changes in:
Interest receivable	272	(150)
Loans held for sale, net	(24)	(4,877)
Interest payable	(69)	(2)
Other, net	544	(424)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,227	2,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	34,734	27,578
Purchases of available-for-sale securities	(62,555)	(27,294)
Net (purchases)/sales of other securities	(1,796)	(1,433)
Net increase in loans	(83,942)	(53,684)
Net increase in premises and equipment	(2,415)	(717)
Purchase of bank-owned life insurance	(469)	(5,850)
Proceeds from sale of other real estate owned	5,759	221
Cash received in excess of cash paid for acquisitions	3,413	-
NET CASH USED IN INVESTING ACTIVITIES	(107,271)	(61,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	156,060	115,668
Net decrease in borrowed funds	(24,539)	(42,321)
Dividends paid on common stock	(670)	(391)
Dividends paid on preferred stock	-	(171)
Repurchase of restricted stock for payment of taxes	(330)	(105)
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,521	72,680

NET INCREASE IN CASH	30,477	13,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,119	41,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,596	$54,777

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	3,366	1,940
CASH PAYMENTS FOR INCOME TAXES	650	2,751
LOANS TRANSFERRED TO OTHER REAL ESTATE	755	2,276
ISSUANCE OF RESTRICTED STOCK GRANTS	84	61
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	2,249	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At June 30, 2017, the Company had approximately $1.8 billion in assets, $1.2 billion in net loans, $1.6 billion in deposits, and $162.9 million in stockholders' equity. For the six months ended June 30, 2017, the Company reported net income of $2.4 million. After tax merger related costs of $1.6 million were expensed during the second quarter of 2017.

In both the first and second quarters of 2017, the Company declared and paid a dividend of $.0375 per common share.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

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

Expenses associated with the acquisition were $3.5 million for the six month period ended June 30, 2017. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

(dollars in thousands)
Purchase price:
Cash	$31,100
Total purchase price	31,100

Identifiable assets:
Cash and due from banks	28,789
Investments	78,613
Loans	148,516
Core deposit intangible	3,186
Personal and real property	4,473
Other assets	9,330
Total assets	272,907

Liabilities and equity:
Deposits	243,656
Borrowed funds	456
Other liabilities	2,928
Total liabilities	247,040
Net assets acquired	25,867
Goodwill resulting from acquisition	$5,233

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2017, are as follows(dollars in thousands):

Outstanding principal balance	$137,862
Carrying amount	137,081

The following unaudited supplemental pro forma information is presented to show estimated results assuming Iberville Bank was acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is not necessary because Iberville Bank is included in the Company’s results for the entire six and three months ended June 30, 2017.

	For the Three	For the Six
(dollars in thousands)	Months Ended	Months Ended
Performance Measures (pro forma, unaudited)	June 30, 2016	June 30, 2016

Net interest income	$12,146	$24,170
Net earnings	$3,345	$7,501
Diluted earnings per common share	$0.61	$1.37

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

Expenses associated with the acquisition were $2.8 million for the six month period ended June 30, 2017. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

(dollars in thousands)
Purchase price:
Cash and stock	$2,258
Total purchase price	2,258

Identifiable assets:
Cash and due from banks	5,733
Investments	13,805
Loans	88,801
Core deposit intangible	787
Personal and real property	4,739
Other real estate	7,393
Deferred tax asset	6,693
Other assets	468
Total assets	128,419

Liabilities and equity:
Deposits	111,993
Borrowed funds	14,450
Other liabilities	950
Total liabilities	127,393
Net assets acquired	1,026
Goodwill resulting from acquisition	$1,232

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2017, are as follows (dollars in thousands):

Outstanding principal balance	$74,755
Carrying amount	74,806

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

	For the Three Months Ended
	June 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,366,000	9,145,179	$0.26

Effect of dilutive shares:
Restricted stock grants		61,199

Diluted per share	$2,366,000	9,206,378	$0.26

	For the Six Months Ended
	June 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$3,488,000	9,134,225	$0.38

Effect of dilutive shares:
Restricted stock grants		61,199

Diluted per share	$3,488,000	9,195,424	$0.38

	For the Three Months Ended
	June 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,563,000	5,432,014	$0.47

Effect of dilutive shares:
Restricted stock grants		58,578

Diluted per share	$2,563,000	5,490,592	$0.47

	For the Six Months Ended
	June 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$5,082,000	5,423,676	$0.94

Effect of dilutive shares:
Restricted stock grants		58,578

Diluted per share	$5,082,000	5,482,254	$0.93

The Company granted 73,827 shares of restricted stock in the first quarter of 2017 and 9,709 shares during the second quarter of 2017.

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

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2017, and December 31, 2016, these financial instruments consisted of the following:

($ In Thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$272,835	$220,252
Standby letters of credit	6,869	1,742

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2017 and December 31, 2016:

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
13

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of June 30, 2017

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$92,596	$92,596	$92,596	$-	$-
Securities available-for- sale	366,490	366,490	936	363,215	2,339
Securities held- to-maturity	6,000	7,609	-	7,609	-
Other securities	9,544	9,544	-	9,544	-
Loans, net	1,185,773	1,204,546	-	-	1,204,546
Bank-owned life insurance	26,189	26,189	-	26,189	-

Liabilities:
Noninterest- bearing deposits	$319,494	$319,494	$-	$319,494	$-
Interest-bearing deposits	1,231,305	1,229,942	-	1,229,942	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	59,367	59,367	-	59,367	-

As of December 31, 2016

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$62,119	$62,119	$62,119	$-	$-
Securities available-for- sale	243,206	243,206	940	240,025	2,241
Securities held- to-maturity	6,000	7,394	-	7,394	-
Other securities	6,593	6,593	-	6,593	-
Loans, net	865,424	883,161	-	-	883,161
Bank-owned life insurance	21,250	21,250	-	21,250	-

Liabilities:
Noninterest- bearing deposits	$202,478	$202,478	$-	$202,478	$-
Interest-bearing deposits	836,713	835,658	-	835,658	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	69,000	69,000	-	69,000	-

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

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2017

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$7,509	$-	$7,509	$-
Municipal securities	138,478	-	138,478	-
Mortgage-backed securities	202,053	-	202,053	-
Corporate obligations	17,514	-	15,175	2,339
Other	936	936	-	-
Total	$366,490	$936	$363,215	$2,339

December 31, 2016

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,045	$-	$9,045	$-
Municipal securities	98,822	-	98,822	-

Mortgage-backed securities	114,289	-	114,289	-
Corporate obligations	20,110	-	17,869	2,241
Other	940	940	-	-
Total	$243,206	$940	$240,025	$2,241

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)

	Bank-Issued Trust Preferred Securities
	2017	2016
Balance, January 1	$2,241	$2,557
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	98	(316)
Balance at June 30, 2017 and December 31, 2016	$2,339	$2,241

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2017	$2,339	Discounted cash flow	Probability of default	1.78% - 3.48%
December 31, 2016	$2,241	Discounted cash flow	Probability of default	1.50% - 3.34%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2017, amounted to $8.1 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2017 and December 31, 2016.

($ In Thousands)

June 30, 2017

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,003	$-	$9,003	$-
Other real estate owned	8,072	-	8,072	-

December 31, 2016

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,128	$-	$6,128	$-
Other real estate owned	6,008	-	6,008	-

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2017 and December 31, 2016, follows:

($ In Thousands)

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S.
Government agencies	$7,495	$18	4	$7,509
Tax-exempt and taxable obligations of states and municipal subdivisions	135,200	3,453	175	138,478
Mortgage-backed securities	200,425	2,056	428	202,053
Corporate obligations	18,525	79	1,090	17,514
Other	1,255	-	319	936
	$362,900	$5,606	$2,016	$366,490
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,609	$-	$7,609

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S.
Government agencies	$9,023	$28	$6	$9,045
Tax-exempt and taxable obligations of states and municipal subdivisions	98,328	1,678	1,184	98,822
Mortgage-backed securities	114,991	602	1,304	114,289
Corporate obligations	21,274	66	1,230	20,110
Other	1,256	-	316	940
	$244,872	$2,374	$4,040	$243,206
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,394	$-	$7,394

NOTE 11 – LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended June 30, 2017 and December 31, 2016, average loans accounted for 73.3% and 73.8% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

June 30, 2017
($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$73	$105	$191	$369	$169,971
Real Estate-mortgage	1,738	637	2,299	4,674	372,815
Real Estate-non farm non-residential	766	18	1,337	2,121	448,218
Commercial	1,502	-	131	1,633	167,799
Lease Financing Rec.	-	-	-	-	2,189
Obligations of states and subdivisions	-	-	-	-	5,775
Consumer	42	-	21	63	21,169
Total	$4,121	$760	$3,979	$8,860	$1,187,936

December 31, 2016
($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$204	$96	$658	$958	$109,394
Real Estate-mortgage	2,745	102	1,662	4,509	289,640
Real Estate-non farm non residential	269	-	909	1,178	314,359
Commercial	9	-	2	11	129,423
Lease Financing Rec.	-	-	-	-	2,204
Obligations of states and subdivisions	-	-	-	-	6,698
Consumer	22	-	33	55	15,336
Total	$3,249	$198	$3,264	$6,711	$867,054

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

Total outstanding acquired impaired loans were $2.1 million as of June 30, 2017 and $2.2 million as of December 31, 2016. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at June 30, 2017 and December 31, 2016:

($ In Thousands)

	June 30, 2017		December 31, 2016
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$894	$1,305	$1,219	$1,821
Accretion	(30)	30	(325)	325
Payments received, net	-	(110)	-	(841)
Balance at end of period	$864	$1,225	$894	$1,305

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2017 and December 31, 2016. The recorded investment included in the following tables represent customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2017 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2017
($ In Thousands)
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$18	$18	$-	$53	$-
Commercial real estate	3,136	3,258	-	3,017	42
Consumer real estate	2,216	2,417	-	1,689	58
Consumer installment	3	3	-	10	-
Total	$5,373	$5,696	$-	$4,769	$100

Impaired loans with a related allowance:
Commercial installment	$113	$113	$19	$89	$-
Commercial real estate	2,982	2,982	342	2,881	65
Consumer real estate	512	512	147	485	7
Consumer installment	23	23	18	25	-
Total	$3,630	$3,630	$526	$3,480	$72

Total Impaired Loans:
Commercial installment	$131	$131	$19	$142	$-
Commercial real estate	6,118	6,240	342	5,898	107
Consumer real estate	2,728	2,929	147	2,174	65
Consumer installment	26	26	18	35	-
Total Impaired Loans	$9,003	$9,326	$526	$8,249	$172

As of June 30, 2017, the Company had $1.0 million of foreclosed residential real estate property obtained by physical possession and $0.7 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2016

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	($ In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	2,324	2,570	-	4,368	37
Consumer real estate	329	329	-	291	1
Consumer installment	14	14	-	9	-
Total	$2,667	$2,913	$-	$4,668	$38

Impaired loans with
a related allowance:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	2,726	2,726	343	2,832	127
Consumer real estate	556	669	308	733	14
Consumer installment	26	27	21	32	-
Total	$3,461	$3,575	$682	$3,841	$150

Total Impaired Loans:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	5,050	5,296	343	7,200	164
Consumer real estate	885	998	308	1,024	15
Consumer installment	40	41	21	41	-
Total Impaired Loans	$6,128	$6,488	$682	$8,509	$188

The following table represents the Company’s impaired loans at June 30, 2017, and December 31, 2016.

	June 30,	December 31,
	2017	2016
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$5,373	$2,667
Impaired loans with a valuation allowance	3,630	3,461
Total impaired loans	$9,003	$6,128
Allowance for loan losses on impaired loans at period end	526	682

Total nonaccrual loans	3,979	3,264

Past due 90 days or more and still accruing	760	198
Average investment in impaired loans	8,249	8,509

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

($ In Thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Interest income recognized during impairment	$-	$-
Cash-basis interest income recognized	74	172

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2017 was $78,000 and $152,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2017 and December 31, 2016.

The following tables provide detail of troubled debt restructurings (TDRs) at June 30, 2017.

For the Three Months Ending June 30, 2017

($ In Thousands)

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$116	$115	1	$-
Commercial real estate	324	324	2	-
Consumer real estate	152	151	2	2
Consumer installment	-	-	-	-
Total	$592	$590	5	$2

For the Six Months Ending June 30, 2017

($ In Thousands)

		Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$116	$115	1	$-
Commercial real estate	324	324	2	-
Consumer real estate	152	151	2	2
Consumer installment	-	-	-	-
Total	$592	$590	5	$2

There were 5 TDRs modified during the three month period ended June 30, 2017.

The balance of troubled debt restructurings (TDRs)was $7.4 million at June 30, 2017 and $4.1 million at December 31, 2016, respectively, calculated for regulatory reporting purposes. There was $216,000 allocated in specific reserves established with respect to these loans as of June 30, 2017. As of June 30, 2017, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

The following tables set forth the amounts and past due status for the Bank TDRs at June 30, 2017 and December 31, 2016:

($ In Thousands)

	June 30, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$228	$228
Commercial real estate	3,826	-	-	1,046	4,872
Consumer real estate	1,104	89	-	1,044	2,237
Consumer installment	6	-	-	20	26
Total	$4,936	$89	$-	$2,338	$7,363
Allowance for loan losses	$-	$-	$-	$216	$216

($ In Thousands)

	December 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$151	$-	$-	$-	$151
Commercial real estate	2,463	-	-	1,102	3,565
Consumer real estate	154	90	-	122	366
Consumer installment	6	-	-	23	29
Total	$2,774	$90	$-	$1,247	$4,111
Allowance for loan losses	$125	$-	$-	$40	$165

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

June 30, 2017

($ In Thousands)

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$733,632	$218,365	$28,852	$170,386	$1,151,235
Special Mention	11,939	1,196	-	1,582	14,717
Substandard	16,811	4,287	102	1,781	22,981
Doubtful	97	-	-	-	97
Subtotal	762,479	223,848	28,954	173,749	1,189,030
Less:
Unearned discount	789	56	-	249	1,094
Loans, net of unearned discount	$761,690	$223,792	$28,954	$173,500	$1,187,936

December 31, 2016

($ In Thousands)

				Commercial,
	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$522,949	$174,325	$21,278	$134,235	$852,787
Special Mention	376	237	-	618	1,231
Substandard	11,873	1,336	79	208	13,496
Doubtful	-	200	-	40	240
Subtotal	535,198	176,098	21,357	135,101	867,754

Less:
Unearned discount	378	60	-	262	700
Loans, net of unearned discount	$534,820	$176,038	$21,357	$134,839	$867,054

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2017

Balance at beginning of period	$7,813	$7,510
Loans charged-off:
Real Estate	(155)	(220)
Installment and Other	(34)	(42)
Commercial, Financial and Agriculture	(-)	(1)
Total	(189)	(263)

Recoveries on loans previously charged-off:
Real Estate	152	453
Installment and Other	31	44
Commercial, Financial and Agriculture	15	32
Total	198	529
Net recoveries	9	266
Provision for Loan Losses	248	294
Balance at end of period	$8,070	$8,070

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2017 and December 31, 2016.

Allocation of the Allowance for Loan Losses

	June 30, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,406	14.6%
Commercial Real Estate	4,597	64.1
Consumer Real Estate	1,475	18.8
Consumer	163	2.4
Secondary market reserve	180	-
Unallocated	249	.1
Total	$8,070	100%

	December 31, 2016
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,118	15.6%
Commercial Real Estate	4,071	61.6
Consumer Real Estate	1,589	20.3
Consumer	155	2.4
Unallocated	577	0.1
Total	$7,510	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2017 and December 31, 2016. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2017

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	($ In Thousands)
Loans
Individually evaluated	$8,846	$26	$131	$9,003
Collectively evaluated	976,636	28,928	173,369	1,178,933
Total	$985,482	$28,954	$173,500	$1,187,936

Allowance for Loan Losses
Individually evaluated	$489	$18	$19	$526
Collectively evaluated	5,762	395	1,387	7,544
Total	$6,251	$413	$1,406	$8,070

December 31, 2016

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$5,935	$40	$153	$6,128
Collectively evaluated	704,923	21,317	134,686	860,926
Total	$710,858	$21,357	$134,839	$867,054

Allowance for Loan Losses
Individually evaluated	$651	$21	$10	$682
Collectively evaluated	5,009	711	1,108	6,828
Total	$5,660	$732	$1,118	$7,510

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second quarter 2017 compared to second quarter 2016

The Company had a consolidated net income of $2.4 million for the three months ended June 30, 2017, compared with consolidated net income of $2.6 million for the same period last year. After tax merger related costs of $1.6 million were expensed during the second quarter of 2017.

Net interest income increased to $14.8 million from $9.9 million for the three months ended June 30, 2017, or an increase of 50.5% as compared to the same period in 2016. Quarterly average earning assets at June 30, 2017, increased $480.3 million, or 43.8% and quarterly average interest-bearing liabilities also increased $365.0 million or 40.3% when compared to June 30, 2016.

Noninterest income for the three months ended June 30, 2017, was $3.8 million compared to $3.0 million for the same period in 2016, reflecting an increase of $0.8 million or 26.9%. This increase was spread over service charges, mortgage income and interchange fee income.

The provision for loan losses was $248,000 for the three months ended June 30, 2017, compared with $204,000 for the same period in 2016. The allowance for loan losses of $8.1 million at June 30, 2017 (approximately .68% of total loans and 1.18% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $6.1 million or 68.9% for the three months ended June 30, 2017, when compared with the same period in 2016. The largest increases were related to salaries and benefits of $2.4 million of which $1.7 million can be attributed to increased number of employees associated with the acquisitions. Also, the Company incurred acquisition and integration charges of $2.7 million in the second quarter of 2017.

First half 2017 compared to first half 2016

The Company had a consolidated net income of $3.5 million for the six months ended June 30, 2017, compared with consolidated net income of $5.3 million for the same period last year. After tax merger related costs of $3.9 million were expensed during the first half of 2017.

Net interest income increased to $29.0 million from $19.5 million for the six months ended June 30, 2017, or an increase of 48.5% as compared to the same period in 2016. Average earning assets at June 30, 2017, increased $426.5 million, or 38.4% and average interest-bearing liabilities also increased $347.7 million or 38.2% when compared to December 31, 2016.

Noninterest income for the six months ended June 30, 2017, was $7.1 compared to $5.4 million for the same period in 2016, reflecting an increase of $1.7 million or 31.3%. This increase consists of $0.3 million of increased mortgage income, increased service charges of $0.5 million and increased interchange fee income of $0.5 million.

The provision for loan losses was $294,000 for the six months ended June 30, 2017, compared with $394,000 for the same period in 2016. The allowance for loan losses of $8.1 million at June 30, 2017 (approximately .68% of total loans and 1.18% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense increased by $13.9 million or 80.0% for the six months ended June 30, 2017, when compared with the same period in 2016. $5.2 million of the increase can be attributed to the salaries and benefits of which $4.0 million relates to the acquisition as well as $6.3 million in one-time merger related charges.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $1.8 billion at June 30, 2017 compared to $1.3 billion at December 31, 2016, an increase of $0.5 billion. Loans increased $320.9 million to $1.188 billion or 37.0%, during the first six months of 2017. Deposits at June 30, 2017, totaled $1.6 billion compared to $1.0 billion at December 31, 2016. Loans of $237.3 million and deposits of $355.7 million were acquired during the first quarter of 2017. See Note 4 – Business Combinations.

For the six month period ended June 30, 2017, The First reported net income of $4.6 million compared to $5.8 million for the six months ended June 30, 2016. Merger charges net of tax equaled $3.9 million for the first half of 2017.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2017, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas.

At June 30, 2017, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,121
Past due 90 days or more and still accruing	760

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $4.0 million at June 30, 2017, an increase of $0.7 million from December 31, 2016. Any other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $8.1 million at June 30, 2017. A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2017, the Bank had $7.4 million in loans that were modified as troubled debt restructurings, of which $4.9 million were performing as agreed with modified terms.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $5.0 million, or 50.5%, for the second quarter of 2017 relative to the second quarter of 2016. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	June 30, 3017			June 30, 2016
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$282,235	$1,605	2.27%	$186,615	$1,034	2.22%
Tax exempt securities	95,272	897	3.77%	78,290	721	3.68%
Total investment securities	377,507	2,502	2.65%	264,905	1,755	2.65%
Fed funds sold	39,048	95	0.97%	9,902	27	1.09%
Int bearing deposits in other banks	5,214	2	0.15%	12,522	20	0.64%
Loans	1,155,699	14,170	4.90%	809,806	9,313	4.60%
Total earning assets	1,577,468	16,769	4.25%	1,097,135	11,115	4.05%
Other assets	173,624			113,572
Total assets	$1,751,092			$1,210,707

Interest-bearing liabilities:
Deposits	$1,211,959	$1,303	0.43%	$843,771	$813	0.39%
Repo	5,000	48	3.84%	5,000	48	3.84%
Fed funds purchased	1,906	8	1.68%	2,894	8	1.11%
FHLB and FTN	40,765	203	1.99%	42,962	93	0.87%
Subordinated debentures	10,310	67	2.60%	10,310	54	2.10%
Total interest-bearing liabilities	1,269,940	1,629	0.51%	904,937	1,016	0.45%
Other liabilities	325,485			200,004
Stockholders' equity	155,667			105,766

Total liabilities and stockholders’ equity	$1,751,092			$1,210,707
Net interest income (TE)		$15,140	3.74%		$10,099	3.60%

Net interest margin			3.84%			3.68%

Average Balances, Tax Equivalent Interest and Yields/Rates

	YTD June 30, 2017			December 31, 2016
($ In Thousands)	Average Balance	Income/ Expense	Avg Rates	Average Balance	Income/ Expense	Avg Rates
Assets
Earning assets
Loans	$1,138,097	$27,670	4.86%	$820,881	$38,497	4.69%
Securities	349,668	4,931	2.82%	261,508	6,885	2.63%
Federal funds sold	44,851	219	0.98%	18,806	127	0.68%
Other	5,100	4	0.16%	10,029	59	0.59%
Total earning assets	$1,537,716	$32,824	4.27%	$1,111,224	$45,568	4.10%

Cash and due from banks	53,073			33,701
Premises and equipment	43,839			33,657
Other assets	109,664			57,556
Allowance for loan losses	(7,754)			(7,179)
Total assets	$1,736,538			$1,228,959

Liabilities
All interest bearing liabilities	$1,258,780	$3,214	0.51%	$911,037	$4,316	0.47%
Demand deposits	313,492			191,998
Other liabilities	7,539			5,601
Stockholders' equity	156,727			120,323
Total liabilities and
Stockholders' equity	$1,736,538			$1,128,959

Net interest income (TE)		29,610	3.76%		41,252	3.63%

Net Interest Margin			3.85%			3.71%

Interest Rate Sensitivity – June 30, 2017

	Net Interest Income@ Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	19.3%	-20.0%	32.9%	-40.0%
Up 300 bps	14.7%	-15.0%	27.1%	-30.0%
Up 200 bps	9.8%	-10.0%	20.0%	-20.0%
Up 100 bps	5.0%	-5.0%	11.2%	-10.0%
Down 100 bps	-7.0%	-5.0%	-14.1%	-10.0%
Down 200 bps	-10.4%	-10.0%	-13.1%	-20.0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and cash equivalents of $92.6 million as of June 30, 2017. In addition, loans and investment securities repricing or maturing within one year or less is approximately $384.8 million at June 30, 2017. Approximately $272.8 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $6.9 million at June 30, 2017.

There are no known trends or any known commitments or uncertainties that will result in The First’s liquidity increasing or decreasing in a significant way.

Total consolidated equity capital at June 30, 2017, was $162.9 million, or approximately 9.1% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2017, were as follows:

Tier 1 leverage	8.4%
Tier 1 risk-based	10.7%
Total risk-based	11.3%
Common equity Tier 1	10.0%

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three month and six month period ended June 30, 2017 and 2016:

($ In Thousands)	Three Months Ended				Six Months Ended
EARNINGS STATEMENT	6/30/17	% of Total	6/30/16	% of Total	6/30/17	% of Total	6/30/16	% of Total
Non-interest income:
Service charges on deposit accounts	$922	24.5%	$604	20.4%	$1,790	25.0%	$1,241	22.8%
Mortgage income	1,208	32.2%	1,184	40.0%	2,124	29.8%	1,829	33.6%
Interchange fee income	959	25.5%	681	23.0%	1,862	26.0%	1,325	24.3%
Gain (loss) on securities, net	(1)	-	129	4.3%	(9)	(0.1)%	129	2.4%
Other charges and fees	669	17.8%	363	12.3%	1,381	19.3%	920	16.9%
Total non-interest income	$3,757	100%	$2,961	100%	$7,148	100%	$5,444	100%

Non-interest expense:
Salaries and employee benefits	$7,762	51.5%	$5,400	60.5%	$15,743	50.5%	$10,549	60.9%
Occupancy expense	1,348	8.9%	1,110	12.4%	2,718	8.7%	2,183	12.6%
FDIC premiums	331	2.2%	257	2.9%	532	1.7%	501	2.9%
Marketing	99	0.7%	132	1.5%	168	0.5%	204	1.2%
Amortization of core deposit intangibles	182	1.2%	100	1.1%	331	1.1%	194	1.1%
Other professional services	559	3.7%	321	3.6%	883	2.8%	552	3.2%
Other non-interest expense	2,107	14.0%	1,601	18.0%	4,510	14.5%	3,131	18.1%
Acquisition and integration charges	2,682	17.8%	-	-	6,280	20.2%	-	-
Total non-interest expense	$15,070	100%	$8,921	100%	$31,165	100%	$17,314	100%

Noninterest income increased $0.8 million, or 26.9% as compared to second quarter 2016. The largest increases in noninterest income were increases in service charges and interchange fee income. Second quarter 2017 noninterest expenses increased $6.1 million, or 68.9% as compared to second quarter 2016. The largest increases in noninterest expenses other than acquisition charges were related to salaries and benefits of $2.4 million of which $1.7 million is the result of increased employment numbers as a result of the acquisitions.

Noninterest expenses increased $13.8 million in year-over-year comparison consisting of increases in salaries and benefits of $5.2 million of which $4.0 million relates to the acquisitions.

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

The Company’s provision for income taxes was $1.2 million total as of June 30, 2017 relative to $2.0 million as of June 30, 2016. The lower tax provisioning for the first half comparison is the result of a decrease in pre-tax income due to the one-time merger related expenses.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities excluding other securities totaled $372.5 million, or 20.8% of total assets at June 30, 2017, compared to $249.2 million, or 19.5% of total assets at December 31, 2016.

We had $2.7 million of fed funds sold at June 30, 2017 and $0.4 million of fed funds sold at December 31, 2016; and interest-bearing balances at other banks increased to $31.8 million at June 30, 2017 from $30.0 million at December 31, 2016 primarily due to an increase in our Federal Reserve Bank account. The Company’s investment portfolio increased $92.4 million due to acquisitions to a total fair market value of $374.1 million at June 30, 2017, reflecting an increase of $123.5 million, or 49.3%, for the first six months of 2017. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.6 million at June 30, 2017 as compared to $7.4 million at December 31, 2016. All other investment securities are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and including loans held for sale, totaled $1.194 billion at June 30, 2017, an increase of $320.9 million, or 36.8%, since December 31, 2016. The acquisitions accounted for approximately $240 million. At June 30, 2017, the company had direct energy related loans of $19.5 million, representing 1.6% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Mortgage loans held for sale	$5,907	0.5%	$5,880	0.6%
Commercial, financial and agricultural	167,799	14.1	129,423	14.8
Real Estate:
Mortgage-commercial	448,218	37.5	314,359	36.0
Mortgage-residential	372,815	31.2	289,640	33.2
Construction	169,971	14.2	109,394	12.5
Lease financing receivable	2,189	0.2	2,204	0.3
Obligations of states and subdivisions	5,775	0.5	6,698	0.8
Consumer and other	21,169	1.8	15,336	1.8
Total loans	1,193,843	100%	872,934	100%
Allowance for loan losses	(8,070)		(7,510)
Net loans	$1,185,773		$865,424

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

Nonperforming assets totaled $12.1 million at June 30, 2017, compared to $9.3 million at December 31, 2016. The increase of $2.8 million is attributable to the acquisitions with associated fair value marks. The ALLL/total loans ratio was .68% at June 30, 2017 and .87% at December 31, 2016. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.18% of loans at June 30, 2017. The ratio of annualized net charge-offs (recoveries) to total loans was (0.003)% for the quarter ended June 30, 2017 compared to (0.03)% for the quarter ended June 30, 2016. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 was received in 2016.

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS
Real Estate:	6/30/17	12/31/16	6/30/16
1-4 family residential construction	$-	$300	$-
Other construction/land	191	358	2,629
1-4 family residential revolving/open-end	-	200	321
1-4 family residential closed-end	2,299	1,463	1,728
Nonfarm, nonresidential, owner-occupied	783	587	600
Nonfarm, nonresidential, other nonfarm nonresidential	554	322	351
TOTAL REAL ESTATE	3,827	3,230	5,629

Commercial and industrial	131	2	73
Loans to individuals - other	21	33	40
TOTAL NON-ACCRUAL LOANS	3,979	3,265	5,742
Other real estate owned	8,072	6,008	4,716
TOTAL NON-PERFORMING ASSETS	$12,051	$9,273	$10,458
Performing TDRs	$4,936	$2,774	$2,980

Total non-performing assets as a % of total loans & leases net of unearned income	1.01%	1.06%	1.27%

Total non-accrual loans as a % of total loans & leases net of unearned income	0.33%	0.37%	0.70%

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

($ In Thousands)

	3 months ended	3 months ended	6 months ended	6 months ended	For the Year Ended
	6/30/17	6/30/16	6/30/17	6/30/16	12/31/16
Balances:
Average gross loans & leases outstanding during period:	$1,155,699	$809,806	$1,138,097	$794,612	$820,881
Gross Loans & leases outstanding at end of period	1,193,843	833,020	1,193,843	833,020	872,934

Allowance for Loan and Lease Losses:
Balance at beginning of period	$7,813	$6,982	$7,510	$6,747	$6,747
Provision charged to expense	248	204	294	394	625
Charge-offs:
Real Estate-
1-4 family residential construction	-	-	32		-
Other construction/land	69	(1)	72	67	274
1-4 family revolving, open-ended	42		67		134
1-4 family closed-end	44	79	49	89	219
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	155	78	220	156	627
Commercial and industrial	-	-	1	6	71
Credit cards	-	1	-	1	6
Automobile loans	15	4	18	8	37
Loans to individuals - other	-	-	-		-
All other loans	19	14	24	19	30
Total	189	97	263	190	771

Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	35	67	250	83	229
1-4 family revolving, open-ended	7	12	51	14	17
1-4 family closed-end	103	67	144	89	502
Nonfarm, nonresidential, owner-occupied	7	1	8	5	7
Total Real Estate	152	147	453	191	755
Commercial and industrial	15	4	32	80	84
Credit cards	-	-	-	-	2
Automobile loans	7	-	7	1	1
Loans to individuals - other	13	3	14	5	12
All other loans	11	16	23	31	55
Total	198	170	529	308	909
Net loan charge offs (recoveries)	(9)	(73)	(266)	(118)	(138)
Balance at end of period	$8,070	$7,259	$8,070	$7,259	$7,510

RATIOS

Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.003)%	(0.04)%	(0.05)%	(0.03)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.68%	0.87%	0.68%	0.87%	0.86%
Net Loan Charge-offs (recoveries) to provision for loan losses	(3.63)%	(35.78)%	(90.48)%	(29.95)%	(22.08)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $272.8 million at June 30, 2017 and $220.3 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 22.9% of gross loans outstanding at June 30, 2017 and 25.2% at December 31, 2016, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $6.9 million at June 30, 2017 and $1.7 million at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the financial statements located elsewhere herein.

In addition to unused commitments to provide credit, the Company is utilizing a $66.5 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security as of June 30, 2017. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $58.2 million at June 30, 2017 and $31.7 million at December 31, 2016. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

The Company’s net premises and equipment at June 30, 2017 was $44.8 million and $34.6 million at December 31, 2016; the result being an increase of $10.1 million, or 29.3% for the first six months of 2017. Included in the acquisition of Iberville was $4.0 million in life insurance, thereby creating a balance of $26.2 million at June 30, 2017. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased by $6.5 million during the period, as a result of the acquisitions, ending the first six months of 2017 with a balance of $20.2 million. Other intangible assets, namely the Company’s core deposit intangible, increased by $4.0 million due to the acquisitions. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of June 30, 2017.

Other real estate increased $2.1 million, or 34.4% during the first six months of 2017. This increase comes from the acquisition of GCCB. See Note 4 – Business Combinations. Total equity securities increased $3.0 million due to an increase in FHLB stock and federal reserve stock.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended June 30, 2017 and 2016 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	June 30, 2017	December 31, 2016
Non-interest bearing demand deposits	$319,494	$202,478
NOW accounts and Other	665,250	430,903
Money Market accounts	160,590	113,253
Savings accounts	136,115	69,540
Time Deposits of less than $250,000	203,254	162,797
Time Deposits of $250,000 or more	66,096	60,220
Total deposits	$1,550,799	$1,039,191

Percentage of Total Deposits

Non-interest bearing demand deposits	20.6%	19.5%
NOW accounts and other	42.9%	41.5%
Money Market accounts	10.4%	10.9%
Savings accounts	8.7%	6.7%
Time Deposits of less than $250,000	13.1%	15.6%
Time Deposits of $250,000 or more	4.3%	5.8%
Total	100%	100%

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

Total non-deposit interest-bearing liabilities decreased by $9.6 million, or 14.0%, in the first six months of 2017, due to a reduction in notes payable to the Federal Home Loan Bank. Repurchase agreements remained unchanged for both periods at $5.0 million. The Company had junior subordinated debentures totaling $10.3 million at June 30, 2017 and December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $2.0 million, or 49.1%, during the first six months of 2017, due to the increase in other accrued but unpaid expenses.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $446.1 million at June 30, 2017. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2017, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $122.5 million of the Company’s investment balances, compared to $101.2 million at December 31, 2016. The increase in unpledged securities from June, 2017 compared to December 2016 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $66.5 million at June 30, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of June 30, 2017 was 15%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2017	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	74.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.3%	10.0%	In Policy
FHLB Advances / Total Assets	2.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	69.5%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2017, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2017	Net Interest Income at Risk
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	$52,833	$54,833	$58,729	$60,664	$62,508	$64,359	$66,090
Dollar Change	-5,896	-3,896		1,935	3,779	5,630	7,361
NII @ Risk - Sensitivity Y1	-10.0%	-6.6%		3.3%	6.4%	9.6%	12.5%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.9 million lower than in a stable interest rate scenario, for a negative variance of 10.0%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $3.8 million, or 6.4%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 234.7%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	$390,439	$386,223	$449,434	$499,875	$539,172	$571,422	$597,172
Change in EVE from base	-58,995	-63,211		50,441	89,738	121,988	147,738
% Change	-13.1%	-14.1%		11.2%	20.0%	27.1%	32.9%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

CAPITAL RESOURCES

At June 30, 2017 the Company had total stockholders’ equity of $162.9 million, comprised of $9.2 million in common stock, less than $0.1 million in treasury stock, $104.7 million in surplus, $47.3 million in undivided profits, $2.2 million in accumulated comprehensive income for available for sale securities. Total stockholders’ equity at the end of 2016 was $154.5 million. The increase of $8.4 million, or 5.4%, in stockholders’ equity during the first six months of 2017 is comprised of capital added via net earnings of $3.5 million, $3.2 million increase in accumulated comprehensive income for available for sale securities, and 2.2 million of common stock issued for the purchase of GCCB, offset by $0.7 million in cash dividends paid.

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

Regulatory Capital Ratios
The First, ANBA
	June 30, 2017	December 31, 2016	Minimum Required to be Well Capitalized

Common Equity Tier 1 Capital Ratio	11.8%	16.2%	6.5%
Tier 1 Capital Ratio	11.8%	16.2%	8.0%
Total Capital Ratio	12.4%	17.0%	10.0%
Tier 1 Leverage Ratio	9.3%	13.1%	5.0%

Regulatory Capital Ratios
The First Bancshares, Inc.
	June 30, 2017	December 31, 2016	Minimum Required to be Well Capitalized

Common Equity Tier 1 Capital Ratio*	10.0%	13.8%	6.5%
Tier 1 Capital Ratio**	10.7%	14.7%	8.0%
Total Capital Ratio	11.3%	15.5%	10.0%
Tier 1 Leverage Ratio	8.4%	11.9%	5.0%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2016 to June 30, 2017 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2017 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes in the Company’s risk factors since December 31, 2016. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 16, 2017.

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
https://www.sec.gov/Archives/edgar/data/947559/000115752316006302/0001157523-16-006302-index.htm

3.2	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.
https://www.sec.gov/Archives/edgar/data/947559/000115752316004954/a51303708.htm

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-137198 on Form S-1 filed on 9/8/2006.
https://www.sec.gov/Archives/edgar/data/947559/000103079806000138/firstbanc_s1-090806.htm

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
August 9, 2017	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DEE DEE LOWERY
August 9, 2017	Dee Dee Lowery, Executive
(Date)	Vice President and Chief Financial Officer

