Form 10-Q
period 2017-09-30
FIRST BANCSHARES INC /MS/
filed 2017-11-09
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Common stock, $1.00 par value, 9,179,901 shares issued and 11,192,401 outstanding as of November 3, 2017.

PART I - FINANCIAL INFORMATION

ITEM NO. 1- FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$63,668	$31,719
Interest-bearing deposits with banks	29,649	29,975
Federal funds sold	-	425

Total cash and cash equivalents	93,317	62,119

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	353,035	243,206
Other securities	9,556	6,593

Total securities	368,591	255,799

Loans held for sale	4,588	5,880
Loans	1,198,193	867,054
Allowance for loan losses	(8,175)	(7,510)

Loans, net	1,190,018	859,544

Premises and equipment	46,203	34,624
Interest receivable	5,787	4,358
Cash surrender value of bank-owned life insurance	26,367	21,250
Goodwill	20,443	13,776
Other real estate owned	7,855	6,008
Other assets	24,807	14,009

TOTAL ASSETS	$1,787,976	$1,277,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$308,050	$202,478
Interest-bearing	1,199,941	836,713

TOTAL DEPOSITS	1,507,991	1,039,191

Interest payable	274	306
Borrowed funds	94,321	69,000
Subordinated debentures	10,310	10,310
Other liabilities	8,100	4,033

TOTAL LIABILITIES	1,620,996	1,122,840

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized; 9,179,901 shares issued at September 30, 2017, and 9,017,891 shares issued at December 31, 2016, respectively	9,180	9,018
Additional paid-in capital	104,965	102,574
Retained earnings	51,649	44,477
Accumulated other comprehensive income (loss)	1,650	(1,078)
Treasury stock, at cost, 26,494 shares at Sept. 30, 2017 and at December 31, 2016	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	166,980	154,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,787,976	$1,277,367

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

INTEREST INCOME:
Interest and fees on loans	$14,412	$9,798	$42,083	$28,146
Interest and dividends on securities:
Taxable interest and dividends	1,600	982	4,742	3,110
Tax exempt interest	579	464	1,764	1,398
Interest on federal funds sold	117	25	337	82

TOTAL INTEREST INCOME	16,708	11,269	48,926	32,736

INTEREST EXPENSE:
Interest on deposits	1,375	962	3,836	2,476
Interest on borrowed funds	398	240	1,151	663

TOTAL INTEREST EXPENSE	1,773	1,202	4,987	3,139

NET INTEREST INCOME	14,935	10,067	43,939	29,597

PROVISION FOR LOAN LOSSES	90	143	384	538

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,845	9,924	43,555	29,059

OTHER INCOME:
Service charges on deposit accounts	902	606	2,692	1,847
Other service charges and fees	2,756	2,493	8,115	6,695
TOTAL OTHER INCOME	3,658	3,099	10,807	8,542

OTHER EXPENSES:
Salaries and employee benefits	7,328	5,645	23,070	16,194
Occupancy and equipment	1,390	1,209	4,108	3,392
Acquisition and integration charges	48	-	6,327	-
Other	3,122	2,562	9,551	7,144

TOTAL OTHER EXPENSES	11,888	9,416	43,056	26,730

INCOME BEFORE INCOME TAXES	6,615	3,607	11,306	10,871

INCOME TAXES	1,901	1,049	3,104	3,060

NET INCOME	4,714	2,558	8,202	7,811

PREFERRED STOCK ACCRETION AND DIVIDENDS	-	86	-	257

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$4,714	$2,472	$8,202	$7,554

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.52	$0.46	$0.90	$1.39
DILUTED	0.51	0.45	0.89	1.38
DIVIDENDS PER SHARE – COMMON	0.0375	0.0375	0.1125	0.1125

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income per consolidated statements of income	$4,714	$2,558	$8,202	$7,811
Other Comprehensive Income:
Unrealized holding gains/ (losses) arising during period on available-for-sale securities	(865)	189	4,391	3,016
Less reclassification adjustment for gains included in net income	-	(129)	-	(129)
Unrealized holding gains/ (losses) arising during period on available- for-sale securities	(865)	60	4,391	2,887
Unrealized holding gains/ (losses) on loans held for sale	42	(85)	45	1
Income tax benefit(expense)	322	13	(1,708)	(982)
Other comprehensive income (loss)	(501)	(12)	2,728	1,906
Comprehensive Income	$4,213	$2,546	$10,930	$9,717

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2016	$5,403	$17,123	$44,650	$35,625	$1,099	$(464)	$103,436
Net income	-	-	-	7,811	-	-	7,811
Other comprehensive income	-	-	-	-	1,906	-	1,906
Dividends on preferred stock	-	-	-	(257)	-	-	(257)
Dividends on common stock, $0.1125 per share	-	-	-	(611)	-	-	(611)
Issuance of preferred shares				(25)			(25)
Repurchase of restricted stock for payment of taxes	(9)	-	(167)	-	-	-	(176)
Restricted stock grant	61	-	(61)	-	-	-	-
Compensation expense	-	-	574	-	-	-	574
Balance, Sept. 30, 2016	$5,455	$17,123	$44,996	$42,543	$3,005	$(464)	$112,658

Balance, January 1, 2017	$9,018	$-	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	-	8,202	-	-	8,202
Other comprehensive income	-	-	-	-	2,728	-	2,728
Dividends on common stock, $0.1125 per share	-	-	-	(1,030)	-	-	(1,030)
Issuance of 89,591 common shares for GCCB acquisition	89	-	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of taxes	(12)	-	(318)	-	-	-	(330)
Restricted stock grant	85	-	(85)	-	-	-	-
Compensation expense	-	-	634	-	-	-	634
Balance, Sept. 30, 2017	$9,180	$-	$104,965	$51,649	$1,650	$(464)	$166,980

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$8,202	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	-	(129)
Depreciation, amortization and accretion	3,455	2,520
Provision for loan losses	384	538
Loss on sale/writedown of ORE	743	111
Restricted stock expense	634	573
Increase in cash value of life insurance	(532)	(384)
Federal Home Loan Bank stock dividends	(54)	(27)
Changes in:
Interest receivable	256	(61)
Loans held for sale, net	1,336	(5,462)
Interest payable	(50)	29
Other, net	1,738	(2,882)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,112	2,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	51,879	37,141
Purchases of available-for-sale securities	(67,646)	(30,294)
Net purchases of other securities	(1,796)	(1,433)
Net increase in loans	(94,210)	(84,019)
Net increase in premises and equipment	(4,237)	(1,055)
Purchase of bank-owned life insurance	(469)	(5,850)
Proceeds from sale of other real estate owned	5,759	-
Cash received in excess of cash paid for acquisitions	3,413	-
NET CASH USED IN INVESTING ACTIVITIES	(107,307)	(85,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	113,313	155,094
Net increase (decrease) in borrowed funds	10,415	(42,321)
Dividends paid on common stock	(1,005)	(587)
Dividends paid on preferred stock	-	(257)
Repurchase of restricted stock for payment of taxes	(330)	(176)
Issuance of preferred shares	-	(25)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,393	111,728

NET INCREASE IN CASH	31,198	28,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,119	41,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,317	$70,114

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	5,181	3,110
CASH PAYMENTS FOR INCOME TAXES	667	4,277
LOANS TRANSFERRED TO OTHER REAL ESTATE	836	2,498
ISSUANCE OF RESTRICTED STOCK GRANTS	85	61
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	2,249	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”).

At September 30, 2017, the Company had approximately $1.8 billion in assets, $1.2 billion in net loans, $1.5 billion in deposits, and $167.0 million in stockholders' equity. For the nine months ended September 30, 2017, the Company reported net income of $8.2 million. After tax merger related costs of $3.9 million were expensed during the nine months ended September 30, 2017.

In each of the first, second, and third quarters of 2017, the Company declared and paid a dividend of $.0375 per common share.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if any change in the value, vesting conditions or classification of the award occurs. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. The ASU does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017-08 is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently assessing the impact of ASU 2017-04 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price is being held in escrow as contingency for flood-related losses in the loan portfolio that may be incurred due to flooding in Iberville’s market area in the fall of 2016.

In connection with the acquisition, the Company recorded approximately $5.6 million of goodwill and $2.7 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired Iberville’s $149.4 million loan portfolio at an estimated fair value discount of $0.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $3.5 million for the nine month period ended September 30, 2017. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)
Purchase price:
Cash	$31,100
Total purchase price	31,100

Identifiable assets:
Cash and due from banks	28,789
Investments	78,613
Loans	148,516
Core deposit intangible	2,688
Personal and real property	4,603
Other assets	9,330
Total assets	272,539

Liabilities and equity:
Deposits	243,656
Borrowed funds	456
Other liabilities	2,928
Total liabilities	247,040
Net assets acquired	25,499
Goodwill resulting from acquisition	$5,601

Valuation adjustments have been made to securities, personal and real property, and core deposit intangible since initially reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2017, are as follows ($ In Thousands):

Outstanding principal balance	$132,277
Carrying amount	131,535

The following unaudited supplemental pro forma information is presented to show the Company’s estimated results assuming Iberville was acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is not necessary because Iberville Bank is included in the Company’s results for the entire nine and three months ended September 30, 2017.

	For the Three	For the Nine
($ In Thousands)	Months Ended	Months Ended
Performance Measures (pro forma, unaudited)	Sept. 30, 2016	Sept. 30, 2016

Net interest income	$12,428	$36,479
Net income available to common shareholders	2,667	8,366
Diluted earnings per common share	0.49	1.53

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

In connection with the acquisition, the Company recorded approximately $1.1 million of goodwill and $1.0 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired GCCB’s $91.0 million loan portfolio at a fair value discount of approximately $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $2.8 million for the nine month period ended September 30, 2017. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)
Purchase price:
Cash and stock	$2,258
Total purchase price	2,258

Identifiable assets:
Cash and due from banks	5,733
Investments	13,805
Loans	88,801
Core deposit intangible	953
Personal and real property	4,739
Other real estate	7,393
Deferred tax asset	6,693
Other assets	468
Total assets	128,585

Liabilities and equity:
Deposits	111,993
Borrowed funds	14,450
Other liabilities	950
Total liabilities	127,393
Net assets acquired	1,192
Goodwill resulting from acquisition	1,066

Valuation adjustments have been made to securities, core deposit intangible, and other real estate since initially reported. Also, certain amounts have been reclassified to conform to the classifications of the Company.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2017, are as follows ($ In Thousands):

Outstanding principal balance	$67,225
Carrying amount	67,275

NOTE 5 – PREFERRED STOCK AND WARRANT

On December 6, 2016, the Company repurchased all 17,123 shares of its CDCI Preferred Shares at fair market value $15,925,000, which equated to a discount of 7% to par, or $1,198,000.

NOTE 6 — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants.

	For the Three Months Ended
	September 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$4,714,000	9,152,674	$0.52

Effect of dilutive shares:
Restricted stock grants		71,807

Diluted per share	$4,714,000	9,224,481	$0.51

	For the Nine Months Ended
	September 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$8,202,000	9,140,375	$0.90

Effect of dilutive shares:
Restricted stock grants		71,807

Diluted per share	$8,202,000	9,212,182	$0.89

	For the Three Months Ended
	September 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$2,472,000	5,429,349	$0.46

Effect of dilutive shares:
Restricted stock grants		50,218

Diluted per share	$2,472,000	5,479,567	$0.45

	For the Nine Months Ended
	September 30, 2016
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$7,554,000	5,425,567	$1.39

Effect of dilutive shares:
Restricted stock grants		50,218

Diluted per share	$7,554,000	5,475,785	$1.38

The Company granted 73,827 shares of restricted stock in the first quarter of 2017, 9,709 shares during the second quarter of 2017, and 750 shares during the third quarter of 2017.

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

NOTE 8 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2017, and December 31, 2016, these financial instruments consisted of the following:

($ In Thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$265,233	$220,252
Standby letters of credit	8,204	1,742

NOTE 9 – FAIR VALUE DISCLOSURES AND REPORTING, THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate fair values. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available-for-sale and our equity securities that have readily determinable fair values be measured and reported at fair value in our Consolidated Financial Statements. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2017 and December 31, 2016:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Bank-owned life insurance: Fair values are based on net cash surrender policy values at each reporting date.

•	Other securities: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of September 30, 2017
($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$93,317	$93,317	$93,317	$-	$-
Securities available-for-sale	353,035	353,035	931	349,770	2,334
Securities held-to-maturity	6,000	7,388	-	7,388	-
Other securities	9,556	9,556	-	9,556	-
Loans, net	1,194,606	1,222,370	-	-	1,222,370
Bank-owned life insurance	26,367	26,367	-	26,367	-

Liabilities:
Noninterest-bearing deposits	$308,050	$308,050	$-	$308,050	$-
Interest-bearing deposits	1,199,941	1,198,411	-	1,198,411	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	94,321	94,321	-	94,321	-

As of December 31, 2016
($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$62,119	$62,119	$62,119	$-	$-
Securities available-for-sale	243,206	243,206	940	240,025	2,241
Securities held-to-maturity	6,000	7,394	-	7,394	-
Other securities	6,593	6,593	-	6,593	-
Loans, net	865,424	883,161	-	-	883,161
Bank-owned life insurance	21,250	21,250	-	21,250	-

Liabilities:
Noninterest- bearing deposits	$202,478	$202,478	$-	$202,478	$-
Interest-bearing deposits	836,713	835,658	-	835,658	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	69,000	69,000	-	69,000	-

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy, and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2017

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$6,505	$-	$6,505	$-
Municipal securities	135,155	-	135,155	-
Mortgage-backed securities	193,039	-	193,039	-
Corporate obligations	17,405	-	15,071	2,334
Other	931	931	-	-
Total	$353,035	$931	$349,770	$2,334

December 31, 2016

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$9,045	$-	$9,045	$-
Municipal securities	98,822	-	98,822	-
Mortgage-backed securities	114,289	-	114,289	-
Corporate obligations	20,110	-	17,869	2,241
Other	940	940	-	-
Total	$243,206	$940	$240,025	$2,241

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)

	Bank-Issued Trust Preferred Securities
	2017	2016
Balance, January 1	$2,241	$2,557
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	93	(316)
Balance at September 30, 2017 and December 31, 2016	$2,334	$2,241

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2017	$2,334	Discounted cash flow	Probability of default	1.87% - 3.50%
December 31, 2016	$2,241	Discounted cash flow	Probability of default	1.50% - 3.34%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2017, amounted to $7.9 million. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2017 and December 31, 2016.

($ In Thousands)

September 30, 2017

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,885	$-	$9,885	$-
Other real estate owned	7,855	-	7,855	-

December 31, 2016

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,128	$-	$6,128	$-
Other real estate owned	6,008	-	6,008	-

NOTE 10 - SECURITIES

The following disclosure of the estimated fair value of financial instruments is made in accordance with authoritative guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies that management believes are appropriate. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2017 and December 31, 2016, follows:

($ In Thousands)

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$6,494	$14	$3	$6,505
Tax-exempt and taxable obligations of states and municipal subdivisions	132,323	3,069	237	135,155
Mortgage-backed securities	191,869	1,712	542	193,039
Corporate obligations	18,368	69	1,032	17,405
Other	1,255	-	324	931
	$350,309	$4,864	$2,138	$353,035
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,388	$-	$7,388

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$9,023	$28	$6	$9,045
Tax-exempt and taxable obligations of states and municipal subdivisions	98,328	1,678	1,184	98,822
Mortgage-backed securities	114,991	602	1,304	114,289
Corporate obligations	21,274	66	1,230	20,110
Other	1,256	-	316	940
	$244,872	$2,374	$4,040	$243,206
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,394	$-	$7,394

NOTE 11 – LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended September 30, 2017 and December 31, 2016, average loans accounted for 74.1% and 73.8% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

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

September 30, 2017

($ In thousands)

	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$497	$105	$98	$700	$171,609
Real Estate-mortgage	1,630	180	2,733	4,543	377,307
Real Estate-non farm non-residential	759	-	1,764	2,523	456,110
Commercial	115	1,151	211	1,477	164,577
Lease Financing Rec.	-	-	-	-	2,008
Obligations of states and subdivisions	-	-	-	-	5,892
Consumer	140	-	46	186	20,690
Total	$3,141	$1,436	$4,852	$9,429	$1,198,193

December 31, 2016

($ In Thousands)

	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$204	$96	$658	$958	$109,394
Real Estate-mortgage	2,745	102	1,662	4,509	289,640
Real Estate-non farm non residential	269	-	909	1,178	314,359
Commercial	9	-	2	11	129,423
Lease Financing Rec.	-	-	-	-	2,204
Obligations of states and subdivisions	-	-	-	-	6,698
Consumer	22	-	33	55	15,336
Total	$3,249	$198	$3,264	$6,711	$867,054

In connection with our acquisition of BCB Holding Company, Inc. in 2014, we acquired loans with deteriorated credit quality. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

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

Total outstanding acquired impaired loans were $2.1 million as of September 30, 2017 and $2.2 million as of December 31, 2016. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at September 30, 2017 and December 31, 2016:

($ In Thousands)

	September 30, 2017		December 31, 2016
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$894	$1,305	$1,219	$1,821
Accretion	(43)	43	(325)	325
Payments received, net	-	(139)	-	(841)
Balance at end of period	$851	$1,209	$894	$1,305

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2017 and December 31, 2016. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2017 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2017

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$15	$15	$-	$45	$-
Commercial real estate	4,383	4,504	-	3,358	89
Consumer real estate	2,235	2,437	-	1,826	63
Consumer installment	29	29	-	14	-
Total	$6,662	$6,985	$-	$5,243	$152

Impaired loans with a related allowance:
Commercial installment	$195	$195	$101	$115	$-
Commercial real estate	2,499	2,499	237	2,786	80
Consumer real estate	506	506	136	490	12
Consumer installment	23	23	17	24	-
Total	$3,223	$3,223	$491	$3,415	$92

Total Impaired Loans:
Commercial installment	$210	$210	$101	$160	$-
Commercial real estate	6,882	7,003	237	6,144	169
Consumer real estate	2,741	2,943	136	2,316	75
Consumer installment	52	52	17	38	-
Total Impaired Loans	$9,885	$10,208	$491	$8,658	$244

As of September 30, 2017, the Company had $1.0 million of foreclosed residential real estate property obtained by physical possession and $0.2 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2016

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	2,324	2,570	-	4,368	37
Consumer real estate	329	329	-	291	1
Consumer installment	14	14	-	9	-
Total	$2,667	$2,913	$-	$4,668	$38

Impaired loans with a related allowance:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	2,726	2,726	343	2,832	127
Consumer real estate	556	669	308	733	14
Consumer installment	26	27	21	32	-
Total	$3,461	$3,575	$682	$3,841	$150

Total Impaired Loans:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	5,050	5,296	343	7,200	164
Consumer real estate	885	998	308	1,024	15
Consumer installment	40	41	21	41	-
Total Impaired Loans	$6,128	$6,488	$682	$8,509	$188

The following table represents the Company’s impaired loans at September 30, 2017, and December 31, 2016.

	Sept. 30,	December 31,
	2017	2016
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$6,662	$2,667
Impaired loans with a valuation allowance	3,223	3,461
Total impaired loans	$9,885	$6,128
Allowance for loan losses on impaired loans at period end	491	682

Total nonaccrual loans	4,852	3,264

Past due 90 days or more and still accruing	1,436	198
Average investment in impaired loans	8,658	8,509

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

($ In Thousands)	Three Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2017

Interest income recognized during impairment	-	-
Cash-basis interest income recognized	60	244

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2017 was $90,000 and $243,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2017 and December 31, 2016.

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”). The following tables provide detail of TDRs at Sept. 30, 2017.

For the Three Months Ending September 30, 2017

($ In Thousands)

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$-	$-	-	$-

For the Nine Months Ending September 30, 2017

($ In Thousands)

Outstanding
	Outstanding	Recorded
	Recorded	Investment		Interest
	Investment	Post-	Number of	Income
	Pre-Modification	Modification	Loans	Recognized

Commercial installment	$-	$-	-	$-
Commercial real estate	-	-	-	-
Consumer real estate	152	149	2	5
Consumer installment	-	-	-	-
Total	$152	$149	2	$5

There were no TDRs modified during the three month period ended September 30, 2017. The balance of TDRs was $7.3 million at September 30, 2017 and $4.1 million at December 31, 2016, respectively, calculated for regulatory reporting purposes. There was $0.2 million allocated in specific reserves established with respect to these loans as of September 30, 2017. As of September 30, 2017, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Bank TDRs at September 30, 2017 and December 31, 2016:

($ In Thousands)

	September 30, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$308	$308
Commercial real estate	3,461	267	-	1,047	4,775
Consumer real estate	1,099	88	-	1,011	2,198
Consumer installment	5	-	-	19	24
Total	$4,565	$355	$-	$2,385	$7,305
Allowance for loan losses	$107	$14	$-	$122	$243

($ In Thousands)

	December 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$151	$-	$-	$-	$151
Commercial real estate	2,463	-	-	1,102	3,565
Consumer real estate	154	90	-	122	366
Consumer installment	6	-	-	23	29
Total	$2,774	$90	$-	$1,247	$4,111
Allowance for loan losses	$125	$-	$-	$40	$165

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

September 30, 2017

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$746,097	$223,995	$28,184	$164,373	$1,162,649
Special Mention	9,619	825	-	3,127	13,571
Substandard	16,743	4,172	89	1,892	22,896
Doubtful	95	-	-	26	121
Subtotal	772,554	228,992	28,273	169,418	1,199,237
Less:
Unearned discount	750	59	-	235	1,044
Loans, net of unearned discount	$771,804	$228,933	$28,273	$169,183	$1,198,193

December 31, 2016

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$522,949	$174,325	$21,278	$134,235	$852,787
Special Mention	376	237	-	618	1,231
Substandard	11,873	1,336	79	208	13,496
Doubtful	-	200	-	40	240
Subtotal	535,198	176,098	21,357	135,101	867,754
Less:
Unearned discount	378	60	-	262	700
Loans, net of unearned discount	$534,820	$176,038	$21,357	$134,839	$867,054

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)
	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2017	Sept. 30, 2017

Balance at beginning of period	$8,070	$7,510
Loans charged-off:
Real Estate	(39)	(259)
Installment and Other	(21)	(63)
Commercial, Financial and Agriculture	( -)	(1)
Total	(60)	(323)

Recoveries on loans previously charged-off:
Real Estate	45	498
Installment and Other	23	67
Commercial, Financial and Agriculture	7	39
Total	75	604
Net recoveries	15	281
Provision for Loan Losses	90	384
Balance at end of period	$8,175	$8,175

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2017 and December 31, 2016.

Allocation of the Allowance for Loan Losses

	September 30, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,557	14.1%
Commercial Real Estate	4,662	64.4
Consumer Real Estate	1,510	19.1
Consumer	174	2.4
Secondary market reserve	180	-
Unallocated	92	-
Total	$8,175	100%

	December 31, 2016
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,118	15.6%
Commercial Real Estate	4,071	61.6
Consumer Real Estate	1,589	20.3
Consumer	155	2.4
Unallocated	577	0.1
Total	$7,510	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2017 and December 31, 2016. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item No. 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan and Lease Losses” for a description of our methodology.

September 30, 2017

(In thousands)

		Installment	Financial
	Real Estate	and Other	and Agriculture	Total

Loans
Individually evaluated	$9,623	$52	$210	$9,885
Collectively evaluated	991,115	28,222	168,971	1,188,308
Total	$1,000,738	$28,374	$169,181	$1,198,193

Allowance for Loan Losses
Individually evaluated	$373	$17	$101	$491
Collectively evaluated	5,978	249	1,457	7,684
Total	$6,351	$266	$1,558	$8,175

December 31, 2016

(In thousands)

			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total

Loans
Individually evaluated	$5,935	$40	$153	$6,128
Collectively evaluated	704,923	21,317	134,686	860,926
Total	$710,858	$21,357	$134,839	$867,054

Allowance for Loan Losses
Individually evaluated	$651	$21	$10	$682
Collectively evaluated	5,009	711	1,108	6,828
Total	$5,660	$732	$1,118	$7,510

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

On October 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southwest Banc Shares, Inc., an Alabama corporation (“Southwest”), whereby Southwest will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and Southwest’s wholly owned subsidiary bank, First Community Bank (“First Community Bank”), entered into a Plan of Bank Merger whereby First Community Bank will be merged with and into The First immediately following the merger of SWBS with and into the Company. At September 30, 2017, First Community Bank had total assets of approximately $391.6 million.

On October 31, 2017, the Company completed a sale of an aggregate of 2,012,500 shares of its common stock in a public offering. Net proceeds after underwriting discounts and estimated expenses were approximately $55.2 million. The Company intends to use the net proceeds from the offering to fund the cash portion of the purchase price for the Company’s previously announced acquisition of Southwest, to fund other potential future acquisitions, and for general corporate purposes, including the repayment of debt and to support organic growth.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2016 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

PART I - FINANCIAL INFORMATION

ITEM NO. 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “will,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on currently available information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s present expectations. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; and risks related to the proposed acquisition of Southwest Banc Shares, Inc., including the risk that the proposed transaction does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, the terms of the proposed transaction may need to be modified to satisfy such approvals or conditions, and the risk that anticipated benefits from the proposed transaction are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 11 to the Consolidated Financial Statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the Consolidated Financial Statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical accounting policies are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2017 compared to third quarter 2016

The Company reported net income available to common shareholders of $4.7 million for the three months ended September 30, 2017, compared with net income available to common shareholders of $2.5 million for the same period last year.

Net interest income increased to $14.9 million, or 48.4% for the three months ended September 30, 2017, compared to $10.1 million for the same period in 2016. Quarterly average earning assets at September 30, 2017, increased $486.2 million, or 43.7% and quarterly average interest-bearing liabilities increased $368.7 million or 39.9% when compared to September 30, 2016.

Noninterest income for the three months ended September 30, 2017, was $3.7 million compared to $3.1 million for the same period in 2016, reflecting an increase of $0.6 million or 18.0%. This increase was composed of increases in service charges and interchange fee income.

The provision for loan losses was $90,000 for the three months ended September 30, 2017, compared with $143,000 for the same period in 2016. The allowance for loan losses of $8.2 million at September 30, 2017 (approximately 0.68% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Provision for Loan and Lease Losses” in this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Noninterest expense increased by $2.5 million or 26.3% for the three months ended September 30, 2017, when compared with the same period in 2016. The largest increase was related to salaries and benefits of $1.7 million of which $1.4 million was attributable to increased employment associated with the acquisitions of Iberville and GCCB.

First nine months of 2017 compared to first nine months of 2016

The Company reported net income  available to common shareholders of $8.2 million for the nine months ended September 30, 2017, compared with net income available to common shareholders of $7.8 million for the same period last year. After tax merger related costs of $3.9 million were expensed during the first nine months of 2017.

Net interest income increased to $43.9 million or 48.5% for the nine months ended September 30, 2017, compared to $29.6 million for the same period in 2016. Average earning assets at September 30, 2017, increased $461.3 million, or 42.1% and average interest-bearing liabilities increased $360.0 million or 39.6% when compared to the first nine months of 2016.

Noninterest income for the nine months ended September 30, 2017, was $10.8 compared to $8.5 million for the same period in 2016, reflecting an increase of $2.3 million or 26.5%. This increase consists of $0.2 million of increased mortgage income, increased service charges of $0.8 million and increased interchange fee income of $0.8 million.

The provision for loan losses was $0.4 million for the nine months ended September 30, 2017, compared with $0.5 million for the same period in 2016. The allowance for loan losses of $8.2 million at September 30, 2017 (approximately 0.68% of total loans and 1.16% of loans including valuation accounting adjustments on acquired loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Provision for Loan and Lease Losses” in this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Noninterest expense increased by $16.3 million or 61.1% for the nine months ended September 30, 2017, when compared with the same period in 2016. $6.9 million of the increase was attributable to salaries and benefits, of which $5.4 million relates to the acquisition, and also includes $6.3 million in one-time merger related charges.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $1.8 billion at September 30, 2017 compared to $1.3 billion at December 31, 2016, an increase of $0.5 billion. Loans increased $331.1 million to $1.2 billion or 38.2%, during the first nine months of 2017. Deposits at September 30, 2017, totaled $1.5 billion compared to $1.0 billion at December 31, 2016. The First acquired loans of $237.3 million and deposits of $355.6 million as a result of the acquisitions of Iberville and GCCB during the first quarter of 2017. See Note 4 – Business Combinations.

For the nine month period ended September 30, 2017, The First reported net income of $9.7 million compared to $8.7 million for the nine months ended September 30, 2016. Merger charges net of tax equaled $3.4 million for the first nine months of 2017.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2017, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama and Florida.

At September 30, 2017, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$3,141
Past due 90 days or more and still accruing	1,436

The accrual of interest is discontinued on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $4.9 million at September 30, 2017, an increase of $1.6 million from December 31, 2016.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.9 million at September 30, 2017.

A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2017, the Bank had $7.3 million in loans that were modified as troubled debt restructurings, of which $4.7 million were performing as agreed with modified terms.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $4.9 million, or 48.4%, for the third quarter of 2017 relative to the third quarter of 2016. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable
securities	$280,441	$1,601	2.28%	$177,154	$965	2.18%
Tax exempt securities	93,716	876	3.74%	77,073	704	3.65%
Total investment securities	374,157	2,477	2.65%	254,227	1,669	2.63%
Fed funds sold	36,591	113	1.24%	10,356	25	0.97%
Interest bearing deposits in other banks	3,463	3	0.35%	11,961	16	0.54%
Loans	1,185,493	14,412	4.86%	836,931	9,798	4.68%
Total earning assets	1,599,704	17,005	4.25%	1,113,475	11,508	4.13%
Other assets	172,698			119,559
Total assets	$1,772,402			$1,233,034

Interest-bearing liabilities:
Deposits	$1,204,614	$1,375	0.46%	$850,442	$962	0.45%
Repo	4,891	38	3.11%	5,000	49	3.92%
Fed funds purchased	3,816	19	1.99%	1,926	5	1.04%
FHLB and FTN	68,041	300	1.76%	55,337	106	0.77%
Subordinated debentures	10,310	41	1.59%	10,310	80	3.10%
Total interest-bearing liabilities	1,291,672	1,773	0.55%	923,015	1,202	0.52%
Other liabilities	316,275			198,889
Stockholders’ equity	164,455			111,130

Total liabilities and stockholders’ equity	$1,772,402			$1,233,034
Net interest income (FTE)*		$15,232	3.70%		$10,306	3.61%
Net interest Margin (FTE)*			3.81%			3.70%

*See reconciliation of Non-GAAP financial measures.

Average Balances, Tax Equivalent Interest and Yields/Rates

	YTD September 30, 2017			YTD September 30, 2016
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$265,320	$4,742	2.38%	$184,313	$3,055	2.21%
Tax exempt securities	92,040	2,668	3.87%	77,385	2,118	3.65%
Total investment securities	357,360	7,410	2.76%	261,698	5,173	2.64%
Fed funds sold	42,372	330	1.04%	2,377	82	4.60%
Interest bearing deposits in other banks	4,356	7	0.21%	23,626	56	0.32%
Loans	1,153,694	42,083	4.86%	808,821	28,146	4.64%
Total earning assets	1,557,782	49,830	4.26%	1,096,522	33,457	4.07%
Other assets	190,337			116,252
Total assets	$1,748,119			$1,212,774

Interest-bearing liabilities:
Deposits	$1,188,919	$3,836	0.43%	$824,065	$2,476	0.40%
Repo	4,892	134	3.65%	5,000	145	3.87%
Fed funds purchased	2,211	29	1.75%	1,867	15	1.07%
FHLB and FTN	63,094	817	1.73%	68,170	342	0.67%
Subordinated debentures	10,310	171	2.21%	10,310	162	2.10%
Total interest- bearing liabilities	1,269,426	4,987	0.52%	909,412	3,140	0.46%
Other liabilities	319,451			196,289
Stockholders’ equity	159,242			107,073

Total liabilities and stockholders’ equity	$1,748,119			$1,212,774
Net interest income (FTE)*		$44,842	3.74%		$30,317	3.61%
Net interest Margin (FTE)*			3.84%			3.69%

*See reconciliation of Non-GAAP financial measures.

Interest Rate Sensitivity – September 30, 2017

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	17.9%	-20.0%	31.8%	-40.0%
Up 300 bps	13.6%	-15.0%	26.2%	-30.0%
Up 200 bps	9.1%	-10.0%	19.2%	-20.0%
Up 100 bps	4.6%	-5.0%	10.7%	-10.0%
Down 100 bps	-6.4%	-5.0%	-13.6%	-10.0%
Down 200 bps	-9.0%	-10.0%	-13.1%	-20.0%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, cash and cash equivalents were $93.3 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $373.1 million at September 30, 2017. Approximately $265.2 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $8.2 million at September 30, 2017.

On October 31, 2017, the Company completed a sale of an aggregate of 2,012,500 shares of its common stock in a public offering. Net proceeds after underwriting discounts and estimated expenses were approximately $55.2 million. The Company intends to use the net proceeds from the offering to fund the cash portion of the purchase price for the Company’s previously announced acquisition of Southwest, to fund other potential future acquisitions, and for general corporate purposes, including the repayment of debt and to support organic growth.

Total consolidated equity capital at September 30, 2017, was $167.0 million, or approximately 9.3% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2017, were as follows:

Tier 1 leverage	8.6%
Tier 1 risk-based	11.0%
Total risk-based	11.6%
Common equity Tier 1	10.3%

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three month and nine month period ended September 30, 2017 and 2016:

($ In Thousands)	Three Months Ended				Nine Months Ended
EARNINGS STATEMENT	9/30/17	% of Total	9/30/16	% of Total	9/30/17	% of Total	9/30/16	% of Total
Non-interest income:
Service charges on deposit accounts	$902	24.7%	$606	19.6%	$2,692	24.9%	$1,847	21.6%
Mortgage income	1,276	34.9%	1,399	45.1%	3,400	31.5%	3,228	37.8%
Interchange fee income	935	25.6%	666	21.5%	2,797	25.9%	1,991	23.3%
Gain (loss) on securities, net	-		-	-	-		129	1.5%
Other charges and fees	545	14.8%	428	13.8%	1,918	17.7%	1,347	15.8%
Total non-interest income	$3,658	100%	$3,099	100%	$10,807	100%	$8,542	100%

Non-interest expense:
Salaries and employee benefits	$7,327	61.6%	$5,645	60.0%	$22,577	52.4%	$16,194	60.6%
Occupancy expense	1,390	11.7%	1,209	12.8%	4,108	9.5%	3,392	12.7%
FDIC premiums	355	3.0%	254	2.7%	887	2.1%	755	2.8%
Marketing	50	0.4%	76	0.8%	218	0.5%	280	1.0%
Amortization of core deposit intangibles	160	1.3%	100	1.1%	491	1.1%	294	1.1%
Other professional services	320	2.7%	461	4.9%	1,201	2.8%	1,013	3.8%
Other non-interest expense	2,238	18.8%	1,671	17.7%	7,247	16.8%	4,802	18.0%
Acquisition and integration charges	48	0.5%	-	-	6,327	14.8%	-	-
Total non-interest expense	$11,888	100%	$9,416	100%	$43,056	100%	$26,730	100%

Noninterest income increased $0.6 million, or 18.0% as compared to third quarter 2016. The largest increases in noninterest income were increases in service charges and interchange fee income. Third quarter 2017 noninterest expense increased $2.5 million, or 26.3% as compared to third quarter 2016. The largest increase in noninterest expense, other than acquisition charges, was related to salaries and benefits of $1.7 million of which $1.4 million is related to increased employment as a result of the acquisitions.

Noninterest expense increased $16.3 million in year-over-year comparison consisting of increases in salaries and benefits of $6.9 million of which $5.4 million relates to the acquisitions.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits if applicable. Permanent differences include but are not limited to tax-exempt interest income, bank-owned life insurance cash surrender value income, and certain book expenses that are not allowed as tax deductions.

The Company’s provision for income taxes was $3.1 million for the year through September 30, 2017, and remained unchanged when compared to same period of 2016.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $359.0 million, or 20.1% of total assets at September 30, 2017, compared to $249.2 million, or 19.5% of total assets at December 31, 2016.

We had no fed funds sold at September 30, 2017 and $0.4 million of fed funds sold at December 31, 2016; and interest-bearing balances at other banks decreased to $29.6 million at September 30, 2017 from $30.0 million at December 31, 2016 primarily due to a decrease in our Federal Reserve Bank account. The Company’s investment portfolio increased $92.4 million due to acquisitions to a total fair market value of $360.4 million at September 30, 2017, reflecting an increase of $109.8 million, or 43.8%, for the first nine months of 2017. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.4 million at September 30, 2017 as compared to $7.4 million at December 31, 2016. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in NOTE 10 - SECURITIES for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for losses and including loans held for sale, totaled $1.203 billion at September 30, 2017, an increase of $329.8 million, or 37.8%, since December 31, 2016. The acquisitions accounted for approximately $237.3 million of the increase. At September 30, 2017, the company had direct energy related loans of $20.2 million, representing 1.7% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	Sept. 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Mortgage loans held for sale	$4,588	0.4%	$5,880	0.6%
Commercial, financial and agricultural	164,577	13.7	129,423	14.8
Real Estate:
Mortgage-commercial	456,110	37.9	314,359	36.0
Mortgage-residential	377,307	31.4	289,640	33.2
Construction	171,609	14.3	109,394	12.5
Lease financing receivable	2,008	0.2	2,204	0.3
Obligations of states and subdivisions	5,892	0.5	6,698	0.8
Consumer and other	20,690	1.6	15,336	1.8
Total loans	1,202,781	100%	872,934	100%
Allowance for loan losses	(8,175)		(7,510)
Net loans	$1,194,606		$865,424

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

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

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS
Real Estate:	9/30/17	12/31/16	9/30/16
1-4 family residential construction	$-	$300	$-
Other construction/land	98	358	2,788
1-4 family residential revolving/open-end	61	200	317
1-4 family residential closed-end	2,672	1,463	1,652
Nonfarm, nonresidential, owner-occupied	625	587	598
Nonfarm, nonresidential, other nonfarm nonresidential	1,139	322	336
TOTAL REAL ESTATE	4,595	3,230	5,691
Commercial and industrial	211	2	72
Loans to individuals - other	46	33	36
TOTAL NON-ACCRUAL LOANS	4,852	3,265	5,799
Other real estate owned	7,855	6,008	4,670
TOTAL NON-PERFORMING ASSETS	$12,707	$9,273	$10,469
Performing TDRs	$4,676	$2,774	$2,903
Total non-performing assets as a % of total loans & leases net of unearned income	1.06%	1.06%	1.21%
Total non-accrual loans as a % of total loans & leases net of unearned income	0.40%	0.37%	0.67%

Nonperforming assets totaled $12.7 million at September 30, 2017, compared to $9.3 million at December 31, 2016. The increase of $3.4 million is attributable to the acquisitions with associated fair value marks. The ALLL/total loans ratio was 0.68% at September 30, 2017 and .87% at December 31, 2016. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.16% of loans at September 30, 2017. The ratio of annualized net charge-offs (recoveries) to total loans was (0.005)% for the quarter ended September 30, 2017 compared to (0.04)% for the quarter ended September 30, 2016. As noted in our first quarter 2015 10-Q, the Company had been notified that a recovery of $941,000 was more likely than not expected during 2015. We received the first installment during the second quarter of 2015 which totaled $481,000 and the second installment during the third quarter of 2015 which totaled $241,000. The remaining balance of $219,000 was received in 2016.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses. It is maintained at a level that management believes is adequate to absorb probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

($ In Thousands)

	3 months ended	3 months ended	9 months ended	9 months ended	For the Year Ended
	9/30/17	9/30/16	9/30/17	9/30/16	12/31/16
Balances:
Average gross loans & leases outstanding during period:	$1,185,493	$836,931	$1,153,694	$808,821	$820,881
Gross Loans & leases outstanding at end of period	1,202,781	863,803	1,202,781	863,803	872,934

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,070	$7,259	$7,510	$6,747	$6,747
Provision charged to expense	90	143	384	538	625
Charge-offs:
Real Estate-
1-4 family residential construction	-	-	32	-	-
Other construction/land	39	-	111	67	274
1-4 family revolving, open-ended	-	-	67	-	134
1-4 family closed-end	-	130	49	219	219
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	39	130	259	286	627
Commercial and industrial	-	-	1	6	71
Credit cards	-	-	-	1	6
Automobile loans	12	20	30	29	37
Loans to individuals - other	-	-	-	-	-
All other loans	9	6	33	25	30
Total	60	156	323	347	771
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	24	108	274	191	229
1-4 family revolving, open-ended	-	3	51	17	17
1-4 family closed-end	16	105	160	194	502
Nonfarm, nonresidential, owner-occupied	5	1	13	6	7
Total Real Estate	45	217	498	408	755
Commercial and industrial	7	3	39	83	84
Credit cards	-	1	-	1	2
Automobile loans	4	-	11	1	1
Loans to individuals - other	7	5	21	10	12
All other loans	12	9	35	40	55
Total	75	235	604	543	909
Net loan charge offs (recoveries)	(15)	(79)	(281)	(196)	(138)
Balance at end of period	$8,175	$7,481	$8,175	$7,481	$7,510

RATIOS
Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.005)%	(0.04)%	(0.03)%	(0.03)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.68%	0.87%	0.68%	0.87%	0.86%
Net Loan Charge-offs (recoveries) to provision for loan losses	(16.67)%	(55.24)%	(73.18)%	(36.43)%	(22.08)%

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $265.2 million at September 30, 2017 and $220.3 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 22.1% of gross loans outstanding at September 30, 2017 and 25.2% at December 31, 2016, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $8.2 million at September 30, 2017 and $1.7 million at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the consolidated financial statements.

In addition to unused commitments to provide credit, the Company is utilizing a $82.0 million letter of credit issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security as of September 30, 2017. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $63.7 million at September 30, 2017 and $31.7 million at December 31, 2016. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total equity securities increased $3.0 million due to an increase in FHLB stock and federal reserve stock. The Company’s net premises and equipment at September 30, 2017 was $46.2 million and $34.6 million at December 31, 2016; the result being an increase of $11.6 million, or 33.4% for the first nine months of 2017. Included in the acquisition of Iberville was $4.0 million in bank-owned life insurance, creating a balance of $26.4 million at September 30, 2017. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased by $6.7 million during the period, as a result of the acquisitions, ending the first nine months of 2017 with a balance of $20.4 million. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $3.1 million due to the acquisitions. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of September 30, 2017.

Other real estate owned increased $1.8 million, or 30.7% during the first nine months of 2017. This increase comes from the acquisition of GCCB. See Note 4 – Business Combinations.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended September 30, 2017 and 2016 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	Sept. 30, 2017	December 31, 2016
Non-interest bearing demand deposits	$308,050	$202,478
NOW accounts and Other	639,802	430,903
Money Market accounts	157,219	113,253
Savings accounts	135,373	69,540
Time Deposits of less than $250,000	209,714	162,797
Time Deposits of $250,000 or more	57,833	60,220
Total deposits	$1,507,991	$1,039,191

Percentage of Total Deposits

Non-interest bearing demand deposits	20.4%	19.5%
NOW accounts and other	42.4%	41.5%
Money Market accounts	10.5%	10.9%
Savings accounts	9.0%	6.7%
Time Deposits of less than $250,000	13.9%	15.6%
Time Deposits of $250,000 or more	3.8%	5.8%
Total	100%	100%

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities increased by $25.3 million, or 31.9%, in the first nine months of 2017, due to an increase in notes payable to the FHLB. Repurchase agreements decreased $5.0 million. The Company had junior subordinated debentures totaling $10.3 million at September 30, 2017 and December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $4.0 million, or 100.8%, during the first nine months of 2017, due to the increase in other accrued but unpaid expenses.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $414.1 million at September 30, 2017. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2017, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $95.6 million of the Company’s investment balances, compared to $101.2 million at December 31, 2016. The increase in unpledged securities from September, 2017 compared to December 2016 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $82.0 million at September 30, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of September 30, 2017 was 14.1%, as compared to internal policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	Sept. 30, 2017	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	75.0%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	6.0%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	4.4%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	72.0%	90.0%	In Policy

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2017, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2017	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	$53,060	$54,580	$58,067	$59,791	$61,432	$63,091	$64,615
Dollar Change	-5,007	-3,487		1,724	3,365	5,024	6,548
NII @ Risk - Sensitivity Y1	-8.6%	-6.0%		3.0%	5.8%	8.7%	11.3%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $5.0 million lower than in a stable interest rate scenario, for a negative variance of 8.6%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While management believes that further interest rate reductions are highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $3.4 million, or 5.8%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 220.3%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	$389,176	$387,021	$447,973	$495,850	$533,964	$565,223	$590,236
Change in EVE from base	-58,797	-60,952		47,877	85,991	117,250	142,263
% Change	-13.1%	-13.6%		10.7%	19.2%	26.2%	31.8%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. As noted previously, however, Management believes that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

CAPITAL RESOURCES

At September 30, 2017 the Company had total stockholders’ equity of $167.0 million, comprised of $9.2 million in common stock, less than $0.1 million in treasury stock, $105.0 million in surplus, $51.6 million in undivided profits, $1.7 million in accumulated comprehensive income for available-for-sale securities. Total stockholders’ equity at the end of 2016 was $154.5 million. The increase of $12.5 million, or 8.1%, in stockholders’ equity during the first nine months of 2017 is comprised of capital added via net earnings of $8.2 million, $2.7 million increase in accumulated comprehensive income for available-for-sale securities, and 2.2 million of common stock issued for the purchase of GCCB, offset by $1.0 million in cash dividends paid.

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

Regulatory Capital Ratios

The First, ANBA

	Sept. 30, 2017	December 31, 2016	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	12.1%	16.2%	6.5%
Tier 1 Capital Ratio	12.1%	16.2%	8.0%
Total Capital Ratio	12.7%	17.0%	10.0%
Tier 1 Leverage Ratio	9.5%	13.1%	5.0%

Regulatory Capital Ratios

The First Bancshares, Inc.

	Sept. 30, 2017	December 31, 2016	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	10.3%	13.8%	6.5%
Tier 1 Capital Ratio**	11.0%	14.7%	8.0%
Total Capital Ratio	11.6%	15.5%	10.0%
Tier 1 Leverage Ratio	8.6%	11.9%	5.0%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2016 to September 30, 2017 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2017 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Reconciliation of Non-GAAP Financial Measures

We report net interest income and net interest margin on a fully tax equivalent, or FTE, basis, which calculations are not in accordance with generally accepted accounting principles, or GAAP. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Net interest income and net interest margin on a fully tax equivalent basis should not be viewed as a substitute for net interest income or net interest margin provided in accordance with GAAP. See reconciliation of net interest income (FTE) to net interest income calculated in accordance with GAAP and net interest margin (FTE) to net interest margin calculated in accordance with GAAP below:

Net Interest Income Fully Tax Equivalent

($ In Thousands)	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2017	Sept. 30, 2016

Net interest income	$14,935	$10,067
Tax exempt investment income	(579)	(465)
Taxable investment income	876	704
Net interest income fully tax equivalent	$15,232	$10,306
Net interest income fully tax equivalent	$15,232	$10,306
Average earning assets	$1,599,704	$1,113,475
Net interest margin fully tax equivalent	3.81%	3.70%

($ In Thousands)
	YTD	YTD
	Sept. 30, 2017	Sept. 30, 2016

Net interest income	$43,939	$29,597
Tax exempt investment income	(1,765)	(1,398)
Taxable investment income	2,668	2,118
Net interest income fully tax equivalent	$44,842	$30,317
Net interest income fully tax equivalent	$44,842	$30,317
Average earning assets	$1,557,782	$1,096,522
Net interest margin fully tax equivalent	3.84%	3.69%

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

PART I - FINANCIAL INFORMATION

ITEM NO. 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes, significant or otherwise, in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A: RISK FACTORS

There were no material changes in the Company’s risk factors since December 31, 2016, other than as set forth below:

Shareholder approval for the proposed merger of Southwest with and into the Company may not be received and regulatory consents or approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, Southwest’s shareholders must approve the transaction and such shareholder approval may not be received. In addition, various approvals or consents must be obtained from the Federal Reserve, the OCC, and other bank, securities, antitrust and other regulatory authorities. These regulators may impose conditions on consummation of the merger or require changes to the terms of the merger. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying the effective time of the merger or imposing additional costs on or limiting our revenues following the merger. Furthermore, such conditions or changes may constitute a burdensome condition that may allow us to terminate the merger agreement and we may exercise our right to terminate the merger agreement. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

We may fail to realize the anticipated cost savings and other financial benefits of the proposed acquisition of Southwest on the anticipated schedule, if at all.

The Company and Southwest have historically operated independently. The success of the merger of Southwest with and into The Company will depend, in part, on our ability to successfully combine our businesses. To realize the anticipated benefits of the merger, after the effective time of the merger, we expect to integrate Southwest’s business into our own. We may face significant challenges in integrating Southwest’s operations in a timely and efficient manner and in retaining personnel from these two banks that we consider to be key personnel. We anticipate that we will achieve cost savings from the merger when the two companies have been fully integrated, however achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. In addition, integration efforts following the mergers will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of our common stock.

We will incur significant transaction and merger-related costs in connection with the proposed acquisition of Southwest.

We have incurred and expect to incur a number of non-recurring costs associated with the proposed acquisition of Southwest. These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention bonus and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the acquisition is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the acquisition, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the acquisition that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the acquisition. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, the net benefit may not be achieved in the near term or at all.

For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of the Annual Report on Form 10-K of The First Bancshares, Inc., filed with the Securities and Exchange Commission on March 16, 2017.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

ITEM 6: EXHIBITS -

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016).

3.2	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on 9-15-2017.

10.1	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Southwest Banc Shares, Inc., dated October 24, 2017.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 9, 2017	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 9, 2017	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer

