Form 10-K
period 2017-12-31
FIRST BANCSHARES INC /MS/
filed 2018-03-16
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 333-94288

THE FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6480 U.S. Hwy. 98 West, Suite A
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(601) 268-8998

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

Yes ☐                   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting Company☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s  Common Stock held by non-affiliates of the registrant was  $232,771,583.

On March 13, 2018, the registrant had outstanding 12,339,492 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 24, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

THE FIRST BANCSHARES, INC.

FORM 10-K

THE FIRST BANCSHARES, INC.

FORM 10-K

PART I

This Annual Report on Form 10-K, including information incorporated by reference herein, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which statements are inherently subject to risks and uncertainties. These statements are based on many assumptions and estimates and are not guarantees of future performance. Forward looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of the Company, the Bank, and management about possible future events or outcomes. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; financial success or changing strategies of the Bank’s customers or vendors; actions of government regulators; the level of market interest rates; and risks related to the proposed acquisitions of Sunshine Financial, Inc., including the risk that the proposed acquisition does not close when expected or at all because of required shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, the terms of the proposed transaction may need to be modified to satisfy such approvals or conditions, and the risk that anticipated benefits from the acquisition of Southwest Banc Shares, Inc. or Sunshine Financial, Inc. are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, and international instability;

•	changes in monetary and tax policies, including potential impacts from the Tax Cuts and Jobs Act;

•	changes in political conditions or the legislative or regulatory environment;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required to replenish the allowance in future periods;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;

•	the rate of delinquencies and amount of loans charged-off;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	risks and uncertainties relating to not successfully closing and integrating the currently contemplated acquisitions within our currently expected timeframe and other terms;

•	significant increases in competition in the banking and financial services industries;

•	changes in the securities markets; and

•	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in deposit flows;

•	changes in accounting principles, policies, or guidelines;

•	our ability to maintain adequate internal controls over financial reporting;

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2017, included in Item 1A. Risk Factors. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The Company was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered financial holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2017, The First operated its main office and 43 full-service branches, one motor branch, and four loan production offices in Mississippi, Alabama, Louisiana and Florida. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

The Company is a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

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

On January 1, 2017, we completed the acquisitions of Iberville Bank and Gulf Coast Community Bank, which allowed us to expand our footprint in Florida and Louisiana. We paid a total of $31.1 million in cash for all of the outstanding equity securities of Iberville Bank. $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016. The Company expects to receive $498,207 from the escrow for settlement of flood-related loans.

We paid an aggregate purchase price for Gulf Coast of $2.3 million, consisting of 89,591 shares of our common stock, in exchange for all of the outstanding equity securities of Gulf Coast. System integration for both acquisitions was completed during the second quarter of 2017.

As of December 31, 2017, we had 415 full-time employees and 8 part-time employees, and as of March 13, 2018, we had 481 full-time employees and 6 part-time employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, A National Banking Association on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First, A National Banking Association.

Market Areas

The First currently operates in four states: Mississippi, Louisiana, Alabama and Florida, as discussed below.

•	Mississippi — In Mississippi, we have our main office and 16 full-service branches and one motorbank branch serving the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, and the surrounding areas of Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone, and Harrison Counties. We also operate two loan production offices in Ocean Springs and Brandon.

•	Louisiana — In Louisiana, we operate 12 branches serving the cities of Addis, Baton Rouge, Bogalusa, Denham Springs, Pierre Part, Plaquemine, Plattenville, Port Allen, Prairieville, Saint Gabriel, Siegen and White Castle. We also operate one loan production office in Slidell.

•	Alabama — In Alabama, we operate ten branches serving the cities of Foley, Daphne, Fairhope, Gulf Shores, Orange Beach, Mobile, Bay Minette, Dauphin Island, and Theodore. We also operate one loan production office in Mobile.

•	Florida — In Florida, we operate five branches serving the cities of Gulf Breeze, Pace, and Pensacola.

Recent Developments

On December 6, 2017, the Company entered into an agreement and plan of merger to acquire Sunshine Financial, Inc. (“Sunshine”), the holding company of Sunshine Community Bank. Pursuant to the merger agreement, Sunshine will merge with and into First Bancshares, with First Bancshares as the surviving company, (the “Sunshine Merger.”) Immediately after the Sunshine Merger, Sunshine Community Bank, a Florida-state chartered bank and wholly owned subsidiary of Sunshine, will merge with and into The First, with The First as the surviving bank. The transaction was unanimously approved by the boards of directors of each of First Bancshares and Sunshine and is expected to close in the second quarter of 2018. Completion of the transaction is subject to customary closing conditions, and approval of Sunshine’s shareholders.

Under the terms of the agreement, holders of Sunshine common stock will receive, at the election of each Sunshine shareholder, either (i) $27.00 in cash, or (ii) 0.93 of a share of First Bancshares’ common stock, provided that the total mix of merger consideration is fixed at 75% stock and 25% cash. The aggregate transaction consideration is valued at approximately $32.1 million.

At December 31, 2017, Sunshine had approximately $201 million in total consolidated assets, $168 million in total consolidated loans, $143 million in total consolidated deposits and $22 million in stockholder’s equity.

On March 1, 2018, we completed our merger (the “Southwest Merger”) with Southwest Banc Shares, Inc. (“Southwest”), the holding company of First Community Bank. Southwest was merged with and into the Company, with the Company as the surviving corporation, and, immediately thereafter, First Community Bank was merged with and into The First (collectively with the Southwest Merger referred to as the “Mergers”). The Company issued 1,134,010 shares of Company common stock valued at approximately $36,004,818 as of March 1, 2018, plus $24 million in cash, to the Southwest shareholders as consideration for the Southwest Merger. Each outstanding share of the Company’s common stock remained outstanding and was unaffected by the Mergers.

At December 31, 2017, Southwest had consolidated assets of $401 million, loans of $281 million, deposits of  $354 million, and shareholders’ equity of $37 million.

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

Other Services. Other bank services we offer include on-line internet banking services, voice response telephone inquiry services, commercial sweep accounts, cash management services, safe deposit boxes, travelers checks, mobile deposit, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with the automated teller machines that may be used by our customers throughout our market area and other regions. The First also offers credit card services through a correspondent bank.

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

We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet.  Recent technology advances and other changes have allowed parties to effect financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.

Available Information

We file reports with the SEC. We make available free of charge, on or through our website www.thefirstbank.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

SUPERVISION AND REGULATION

The Company and The First are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, the deposit insurance fund ("DIF") of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of our shareholders and creditors. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous regulatory requirements have been placed on the banking industry in the recent years. A significant volume of financial services regulations required by the Dodd-Frank Act have not yet been finalized by banking regulators, Congress continues to consider legislation that would make significant changes to the law and courts are addressing significant litigation arising under the Dodd-Frank Act, making it difficult to predict the ultimate effect of the Dodd-Frank Act on our business The operations of the Company and The First may be affected by legislative changes and the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Bank Holding Company Regulation

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We file quarterly reports and other information with the Federal Reserve. We file reports with the SEC and are subject to its regulation with respect to our securities, financial reporting and certain governance matters. Our securities are listed on the Nasdaq Global Market, and we are subject to Nasdaq rules for listed companies.

The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. As such, the Company and its subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

The Bank Holding Company Act generally prohibits a corporation that owns a federally insured financial institution (“bank”) from engaging in activities other than banking and managing or controlling banks or other subsidiaries engaging in permissible activities. Also prohibited is acquiring or obtaining control 5% or more of the voting interests of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place territorial limits on permissible bank-related activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) causes any of its non-bank subsidiaries to acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States District Court seeking an injunction against the proposed acquisition.

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2017, the Company and The First were both well capitalized and well managed.

A financial holding company that becomes aware that it or a subsidiary bank has ceased to be well capitalized or well managed must notify the Federal Reserve and enter into an agreement to cure the identified deficiency. If the deficiency is not cured timely, the Federal Reserve may order the financial holding company to divest its banking operations. Alternatively, to avoid divestiture, a financial holding company may cease to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company. See “Capital Requirements” below for more information.

The Gramm-Leach-Bliley Act of 1999 established a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a financial holding company.

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

The Federal Reserve has issued its “Policy Statement on Cash Dividends Not Fully Covered by Earnings” (the “Policy Statement”) which sets forth various guidelines that the Federal Reserve believes a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. The Federal Reserve also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

The Company is required to file annual and quarterly reports with the Federal Reserve, and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries.

Source of Strength Doctrine

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

Capital Requirements

Federal banking regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base which is then measured against various measures of capital to produce capital ratios.

An organization’s capital is classified in one of two tiers, Core Capital, or Tier 1, and Supplementary Capital, or Tier 2. Tier 1 capital includes common stock, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in the equity of consolidated subsidiaries, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill and most intangible assets. Tier 2 capital includes perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, mandatory convertible debt securities, subordinated debt, and allowances for loan and lease losses. Each category is subject to a number of regulatory definitional and qualifying requirements.

The Basel Committee in 2010 released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period ending on January 1, 2019. The Basel III Capital Rules established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points).

The Basel III Capital Rules established the following minimum capital ratios: 4.5 percent CET1 to risk-weighted assets; 6.0 percent Tier 1 capital to risk-weighted assets; 8.0 percent total capital to risk-weighted assets; and 4.0 percent Tier 1 leverage ratio to average consolidated assets. In addition, the Basel III Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to these new required minimum CET1, Tier 1, and total capital ratios. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Company and The First elected in 2015 to exclude the effects of accumulated other comprehensive income items included in stockholders’ equity from the determination of regulatory capital under the Basel III Capital Rules. Based on estimated capital ratios using Basel III definitions, the Company and The First currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

Certain regulatory capital ratios of the Company and The First, as of December 31, 2017, are shown in the following table:

	Capital Adequacy Ratios
		Regulatory
		Minimums
	Regulatory	to be Well	The First
	Minimums	Capitalized	Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	14.2%	14.5%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.9%	14.5%
Total risk-based capital ratio	8.00%	10.00%	15.5%	15.1%
Leverage ratio	4.00%	5.00%	11.7%	11.4%

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

Prompt Corrective Action and Undercapitalization

The FDICIA established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:

•	Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;

•	Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized-a ratio of tangible equity to total assets equal to or less than 2%.

The prompt corrective action regulations provide that an institution may be downgraded to the next lower category if its regulator determines, after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.

Federal bank regulatory agencies are required to implement arrangements for prompt corrective action for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A bank rated "adequately capitalized" may not accept, renew or roll over brokered deposits. A "significantly undercapitalized" institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a "critically undercapitalized" institution and generally must appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.

Under the Federal Deposit Insurance Act (“FDIA”), “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, banks are required to obtain the advance consent of the FDIC to retire any part of their subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.

Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve and OCC guidelines provide that banking organizations experiencing significant growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Concentration of credit risks, interest rate risk (imbalances in rates, maturities or sensitivities) and risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.

The OCC and the Federal Reserve also use a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. A minimum leverage ratio of 3.0% is required for banks and bank holding companies that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In order to be considered well capitalized the leverage ratio must be at least 5.0%.

Our Bank’s leverage ratio was 11.4% at December 31, 2017 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The risk-based and leverage capital ratios established by federal banking regulators are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they otherwise have received the highest regulatory ratings in their most recent examinations. Banking organizations not meeting these criteria are expected to operate with capital positions in excess of the minimum ratios. Regulators can, from time to time, change their policies or interpretations of banking practices to require changes in risk weights assigned to our Bank's assets or changes in the factors considered in order to evaluate capital adequacy, which may require our Bank to obtain additional capital to support existing asset levels or future growth or reduce asset balances in order to meet minimum acceptable capital ratios.

Additional Regulatory Issues

In June 2010, the Federal Reserve, the OCC and the FDIC issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented.

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

Stress Testing

The Dodd-Frank Act requires stress testing of certain bank holding companies and banks that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Because the consolidated assets of the Company and The First are less than these threshold levels, the stress test requirements are not currently applicable to the Company or to The First.

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

The America Reinvestment and Recovery Act of 2009 (“ARRA”) contained expansive new restrictions on executive compensation for financial institutions and other companies participating in the TARP. As long as the Treasury continued to hold equity interests in the Company issued under the TARP, the Company monitored its compensation arrangements, modified such compensation arrangements, agreed to limit and limit its compensation deductions, and took such other actions as were necessary to comply with the standards discussed below. On December 6, 2016, the Company repurchased all 17,123 shares of its CDCI Preferred Shares from Treasury at fair market value. Therefore, as of December 6, 2016, the Company no longer had any obligations under TARP or the ARRA. However, as part of its repurchase obligations with the Treasury, the Company agreed to maintain its CDFI certification status for a period of two years. The eligibility requirements provide that the Company must:

• Have a primary mission of promoting community development;

• Provide both financial and educational services;

• Serve and maintain accountability to one or more defined target markets;

• Maintain accountability to a defined market; and

• Be a legal, non-governmental entity at the time of application (with the exception of Tribal governmental entities)

The First, A National Banking Association

OCC Regulation. The First operates as a national banking association incorporated under the laws of the United States and subject to supervision, inspection and examination by the OCC. The OCC regulates or monitors virtually all areas of The First’s operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC imposes limitations on The First’s aggregate investment in real estate, bank premises, and furniture and fixtures. The First is required by the OCC to prepare quarterly reports on its financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

Safe and Sound Banking Practices; Enforcement.    Banks and bank holding companies are prohibited from engaging in unsafe and unsound banking practices. Bank regulators have broad authority to prohibit and penalize activities of bank holding companies and their subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws, regulations or written directives of or agreements with regulators. Regulators have considerable discretion in identifying what they deem to be unsafe and unsound practices and in pursuing enforcement actions in response to them.

Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency. FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

National banks and their holding companies which have been chartered or registered or undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty-day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in The First are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The DIF is maintained by the FDIC for commercial banks and thrifts and funded with insurance premiums from the industry that are used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like The First have paid for deposit insurance under a risk-based premium system. Assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.

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

Change in Control With certain limited exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.

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

Interstate Branching and Acquisitions. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would be permitted to establish a branch. Further, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years and certain deposit market-share limitations. Under current Mississippi, Alabama, Louisiana and Florida law, The First may open branches or acquire existing banking operations throughout these states with the prior approval of the OCC. The Dodd-Frank Act permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. All branching in which The First may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the Community Reinvestment Act, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. These factors are considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by our Bank in the conduct of its business in order to assure compliance. We are responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for our Bank.

Consumer Protection Regulations. Interest and certain other charges collected or contracted for by The First are subject to state usury laws and certain federal laws concerning interest rates. The First’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Practices Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of The First also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Other Regulatory Matters

Risk-retention rules. Under the final risk-retention rules, banks that sponsor the securitization of asset-backed securities and residential-mortgage backed securities are required to retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

Changes to federal preemption. The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that is housed within the Federal Reserve. The CFPB is the primary regulator for federal consumer financial statutes. State attorneys general are authorized to enforce new regulations issued by the CFPB. Although the application of most state consumer financial laws to The First will continue to be preempted under the National Bank Act, OCC determinations of such preemption are made on a case-by-case basis. As a result, it is possible that state consumer financial laws enacted in the future may be held to apply to our business activities. The cost of complying with any such additional laws could have a negative impact on our financial results.

Mortgage Rules. During 2013, the CFPB finalized a series of rules related to the extension of residential mortgage loans by banks. Among these rules are requirements that a bank make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, a requirement that certain mortgage loans provide for escrow payments, new appraisal requirements, and specific rules regarding how loan originators may be compensated and the servicing of residential mortgage loans. The implementation of these new rules began in January 2014.

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

The earnings and growth of a bank are affected by both general economic conditions and the monetary and fiscal policy of the U.S. government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession. This is accomplished by its open-market operations in U.S. government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

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

Risk Factors Associated With Our Business

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets we serve in the states of Mississippi, Louisiana, Alabama or Florida may affect the ability of our customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Any deterioration in the economic conditions of these market areas could negatively impact the financial results of the Company’s banking operations, earnings, and profitability.

Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on our liquidity. We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.

We may be vulnerable to certain sectors of the economy, including real estate.

A significant portion of our loan portfolio is secured by real estate. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the economy deteriorates and real estate values depress beyond a certain point, as happened during the last recession, the collateral value of the portfolio and the revenue stream from those loans could come under stress and additional loan loss accruals could be required which would negatively impact our earnings. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impacted, which could cause our results of operations to be adversely affected.

Unpredictable market conditions may adversely affect the industry in which we operate.

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

The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and could negatively impact our results of operations

We must maintain an appropriate allowance for loan losses.

The First, as lender, is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. Credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of the borrower corporations and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of the borrower businesses and individuals within our local markets.

The First makes various assumptions and judgments about the collectability of its loan portfolio based on a number of factors. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. The First believes that its current allowance for loan losses is adequate. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by regulatory agencies or for other factors could have a negative effect on our results of operations and financial condition.

We are subject to risks related to changes in market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result we are subject to significant risks resulting from changes in interest rates. Our profitability is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

At present the Company’s one-year interest rate sensitivity position is asset sensitive. As with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and therefore loan revenues, could be adversely impacted by rising interest rates. Increases in market interest rates can have negative impacts on our business, including reducing our customers' desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to repay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, falling rates could increase prepayments within our loan and securities portfolio lowering interest earnings from those assets. An unanticipated increase in inflation could cause operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and monetary policy, we cannot predict the impact of future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to developing situations or implementing new fiscal or trade policies may result in currency fluctuations, exchange controls, market disruption and other unanticipated economic effects. Such actions could have an adverse effect on our results of operations and profitability.

We are subject to regulation by various Federal and State entities.

The Company and The First are subject to extensive regulation by various regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation, the OCC, the Consumer Financial Protection Bureau and the SEC. See Supervision and Regulation above for more information. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

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

The full impact of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results.

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We anticipate a significant increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Natural disasters, acts of war or terrorism and other external events could affect our ability to operate.

Our market areas are susceptible to natural disasters such as hurricanes and tornados. Natural disasters can disrupt operations, result in damage to properties that may be serving as collateral for our loan assets and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes, tornados or other natural disasters will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties serving as collateral for our loans and an increase in the risk of delinquencies, foreclosures or loan losses. In addition, acts of war or terrorism and other external events could cause disruption in our operations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We must maintain effective internal control over financial reporting.

Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud, or providing timely and reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is susceptible to fraud.

Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses.

We may not be able to attract and retain skilled personnel.

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.

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

Merger-Related Risks

We may engage in acquisitions of other businesses from time to time, which may adversely impact our results.

From time to time, we may engage in acquisitions of other businesses. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact earnings.

We may fail to realize the anticipated cost savings and other financial benefits of the First Community Bank Acquisition and Sunshine Community Bank acquisition on the anticipated schedule, if at all..

The First, First Community Bank, and Sunshine Community Bank have historically operated independently. The success of the mergers of First Community Bank and Sunshine Community Bank into The First will depend, in part, on our ability to successfully combine the businesses of The First, First Community Bank, and Sunshine Community Bank. To realize these anticipated benefits, The First expects to integrate First Community Bank’s and Sunshine Community Bank’s businesses with its own businesses. We may face significant challenges in integrating both First Community Bank’s and Sunshine Community Bank’s operations into our operations in a timely and efficient manner and in retaining key personnel from these two banks. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. In addition, the integration of certain operations following the mergers will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

In addition, Sunshine’s shareholders must approve the transaction before the acquisition of Sunshine Community Bank can be completed, and such shareholder approval may not be received. Failure to complete the acquisition could have a negative impact on our reputation and may affect the market price of our common stock.

We will incur significant transaction and merger-related costs in connection with the acquisition of Southwest and First Community Bank and the pending acquisition of Sunshine and Sunshine Community Bank.

We have incurred and expect to incur a number of non-recurring costs associated with the acquisition of Southwest and First Community Bank and the pending acquisition of Sunshine and Sunshine Community Bank. These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention bonus and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the acquisition is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of these companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the acquisitions, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the acquisitions that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the acquisition. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, the net benefit may not be achieved in the near term or at all.

With the completion of the acquisitions of First Community Bank and Sunshine Community Bank, the market price of our common stock may be affected by factors different from those historically affecting our independent operations through The First.

The historic businesses of each of The First, First Community Bank, and Sunshine Community Bank differ in important respects, and accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those historically affecting the independent results of operations of The First, First Community Bank, and Sunshine Community Bank.

Risks Relating to Our Securities

The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at a time or price they find attractive.

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Cautionary Notice Regarding Forward-Looking Statements,” these factors include, among others:

•	actual or anticipated quarterly fluctuations in our operating results, financial condition or asset quality;

•	changes in financial estimates or the publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	failure to declare dividends on our common stock from time to time;

•	failure to meet analysts’ revenue or earnings estimates;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	fluctuations in the stock price and operating results of our competitors or other companies that investors deem comparable to us;

•	future sales of our common stock or other securities;

•	proposed or final regulatory changes or developments;

•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us;

•	reports in the press or investment community generally relating to our reputation or the financial services industry;

•	domestic and international economic and political factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	adverse weather conditions, including floods, tornadoes and hurricanes; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

We may need to rely on the financial markets to provide needed capital.

Our common stock is listed and traded on the Nasdaq stock market. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the capital markets to raise additional capital. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding. If the market should fail to operate, or if conditions in the capital markets are adverse, our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Should these risks materialize, the ability to further expand our operations through organic or acquisitive growth may be limited.

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

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the Nasdaq Global Market, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

You may not receive dividends on our common stock.

Although we have historically declared quarterly cash dividends on our common stock, we are not required to do so and may reduce or cease to pay common stock dividends in the future. If we reduce or cease to pay common stock dividends, the market price of our common stock could be adversely affected.

The principal source of funds from which we pay cash dividends are the dividends received from The First. Federal banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Under certain conditions, dividends paid to us by The First are subject to approval by the OCC. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under The Federal Deposit Insurance Corporation Improvement Act of 1991, the banks may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event The First becomes unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock and preferred stock. Accordingly, our inability to receive dividends from The First could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our company’s main office, which is the holding company headquarters, is located at 6480 U.S. Hwy 98 West in Hattiesburg, Mississippi. As of year-end, we had 43 full service banking and financial services offices and one motor bank facility as well as four loan production offices. We lease the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, the Fairhope Branch, the Bayley’s Corner Branch, the Theodore Branch, the Dauphin Island Branch, the Baton Rouge Branch, and the Pensacola Downtown Branch, which comprise ten of our full services banking and financial services offices. We also lease the Brandon, the Madison, the Ocean Springs and the Slidell loan production offices. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

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

				Cash
		High	Low	Dividends
		Sale	Sale	Paid

2017	4th quarter	$34.35	$29.95	$0.0375
	3rd quarter	30.35	26.35	0.0375
	2nd quarter	28.65	27.225	0.0375
	1st quarter	30.60	27.125	0.0375

2016	4th quarter	$28.50	$17.10	$0.0375
	3rd quarter	19.55	16.99	0.0375
	2nd quarter	17.72	15.50	0.0375
	1st quarter	18.50	15.32	0.0375

There were approximately 1,961 record holders of the Company’s common stock at March 13, 2018 and 12,339,492 shares outstanding.

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

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the period ended December 31, 2017.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter 2017	10,403		$27.65	-	-
2nd Quarter 2017	1,464		28.65	-	-
3rd Quarter 2017	-		-	-	-
4th Quarter 2017	-		-	-	-
Total	11,867	(a)	$28.15	-	-

(a)	Represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2011 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq- listed companies classified according to the Industry Classification Benchmark as Banks. They include banks pro-viding a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from The First Bancshares’ audited consolidated financial statements as of and for the five years ended December 31, 2017.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

(Dollars In Thousands, Except Per Share Data)

	December 31,
	2017	2016	2015	2014	2013
Earnings:
Net interest income	$59,160	$40,289	$36,994	$33,398	$28,401
Provision for loan Losses	506	625	410	1,418	1,076

Non-interest income	14,363	11,247	7,588	7,803	7,083
Non-interest expense	55,446	36,862	32,161	30,734	28,165
Net income	10,616	10,119	8,799	6,614	4,639
Net income applicable to common Stockholders	10,616	9,666	8,456	6,251	4,215

Per common share data:
Basic net income per Share	$1.12	$1.78	$1.57	$1.20	$.98
Diluted net income per Share	1.11	1.57	1.55	1.19	.96

Per share data:
Basic net income per share	$1.12	$1.86	$1.64	$1.27	$1.07
Diluted net income per share	1.11	1.64	1.62	1.25	1.06

Selected Year End Balances:

Total assets	$1,813,238	$1,277,367	$1,145,131	$1,093,768	$940,890
Securities	372,862	255,799	254,959	270,174	258,023
Loans, net of allowance	1,221,808	865,424	769,742	700,540	577,574
Deposits	1,470,565	1,039,191	916,695	892,775	779,971
Stockholders’ equity	222,468	154,527	103,436	96,216	85,108

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2017, 2016, and 2015. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8.-Financial Statements and Supplementary Data – included elsewhere in this report.

Critical Accounting Policies

In the preparation of the Company's consolidated financial statements, certain significant amounts are based upon judgment and estimates. The most critical of these is the accounting policy related to the allowance for loan losses. The allowance is based in large measure upon management's evaluation of borrowers' abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions.

Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, Management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or market-related factors, such as interest rates. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses.

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company then compares the fair value of goodwill with its carrying amount, and then measures impaired loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Other intangibles are also assessed for impairment, both annually and when events or circumstances occur, that make it more likely than not that impairment has occurred. No impairment was indicated when the annual test was performed in December, 2017.

Overview

The First Bancshares, Inc. (the Company) was incorporated on June 23, 1995, and serves as a bank holding company for The First, A National Banking Association (“The First”), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 57 locations in Mississippi, Louisiana, Alabama, and Florida. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

The Company’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as “Federal Funds Sold”) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company’s loans and deposits, as well as the profit margin (“interest spread”) and fee income which can be generated on these amounts.

Highlights for the year ended December 31, 2017 include:

•	On October 24, 2017, the Company announced the signing of an Agreement and Plan of Merger with Southwest Banc Shares, Inc. (“Southwest”), parent company of First Community Bank, headquartered in Chatom, Alabama. This acquisition closed March 1, 2018, and added 9 locations servicing southwest Alabama.

•	On October 31, 2017, the Company completed a sale of an aggregate of 2,012,500 shares of its common stock in a public offering. Net proceeds after underwriting discounts and estimated expenses were approximately $55.2 million.

•	On December 6, 2017, the Company announced the signing of an Agreement and Plan of Merger with Sunshine Financial, Inc. (“Sunshine”), parent company of Sunshine Community Bank, headquartered in Tallahassee, Florida. Upon completion, the acquisition will add 5 locations servicing Tallahassee and is expected to close during the second quarter of 2018 subject to Sunshine shareholder approval and customary closing conditions. Regulatory approval was received February 27, 2018.

At December 31, 2017, the Company had approximately $1.8 billion in total assets, an increase of $0.5 billion compared to $1.3 billion at December 31, 2016. Loans net of the allowance for loan losses increased to $1,221.8 million at December 31, 2017 from $865.4 million at December 31, 2016. Deposits increased to $1,470.6 million at December 31, 2017 from $1,039.2 million at December 31, 2106. Stockholders’ equity increased to $222.5 million at December 31, 2017 from approximately $154.5 million at December 31, 2016. The acquisitions of Iberville Bank and Gulf Coast Community Bank, which were completed on January 1, 2017, contributed $402.6 million, $237.3 million and $355.6 million in assets, loans, and deposits, respectively.

The First reported net income of $12.6 million, $11.6 million and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company reported consolidated net income applicable to common stockholders of $10.6 million, $9.7 million and $8.5 million, respectively. The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations

The following is a summary of the results of operations by The First for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
	(In thousands)

Interest income	$66,061	$44,535	$40,196
Interest expense	6,049	4,094	3,022
Net interest income	60,012	40,441	37,174

Provision for loan losses	506	625	410

Net interest income after provision for loan losses	59,506	39,816	36,764

Other income	14,312	10,540	7,589

Other expense	52,999	33,941	31,032

Income tax expense	8,177	4,766	3,701

Net income	$12,642	$11,649	$9,620

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(In thousands)

Net interest income:
Net interest income of The First	$60,012	$40,441	$37,174
Intercompany eliminations	(852)	(152)	(180)
	$59,160	$40,289	$36,994

Net income applicable to common stockholders:
Net income of The First	$12,642	$11,649	$9,620
Net loss of the Company, excluding intercompany accounts	(2,026)	(1,983)	(1,164)
	$10,616	$9,666	$8,456

Consolidated Net Income

The Company reported consolidated net income applicable to common stockholders of $10.6 million for the year ended December 31, 2017, compared to a consolidated net income of $9.7 million for the year ended December 31, 2016, and consolidated net income of $8.5 million for the year ended December 31, 2015. The increase in income was attributable to an increase in net interest income of $18.9 million or 46.8%, an increase in other income of $3.1 million, or 27.7%, which was offset by an increase in other expenses of $18.6 million or 50.4%. The increase in other expense was primarily due to a charge of $6.7 million related to the acquisitions completed in 2017 and a $2.1 million charge to income tax expense related to a reduction in our deferred tax asset resulting from the change in tax rate under the Tax Cuts and Jobs Act enacted in December of 2017.

See Note C – Business Combinations in the accompanying notes to the consolidated financial statements included elsewhere in this report for more information on how the Company accounts for business combinations.

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

Consolidated net interest income was approximately $59.2 for the year ended December 31, 2017, as compared to $40.3 for the year ended December 31, 2016. This increase was the direct result of increased loan volumes during 2017 as compared to 2016. Average interest-bearing liabilities for the year 2017 were $1,247.8 million compared to $911.0 million for the year 2016. At December 31, 2017, the net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.72% compared to 3.63% at December 31, 2016. The net interest margin, which is net interest income divided by average earning assets, was 3.83% for the year 2017 compared to 3.71% for the year 2016. Rates paid on average interest-bearing liabilities increased to 0.55% for the year 2017 compared to 0.47% for the year 2016. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies. Average loans comprised 74.1% of average earnings assets for the year 2017 compared to 73.9% the year 2016.

Consolidated net interest income was approximately $40.3 million for the year ended December 31, 2016, as compared to $37.0 million for the year ended December 31, 2015. This increase was the direct result of increased loan volumes during 2016 as compared to 2015. Average interest-bearing liabilities for the year ended December 31, 2016 were $911.0 million compared to $822.7 million for the year ended December 31, 2015. At December 31, 2016, the net interest spread was 3.63% compared to 3.65% at December 31, 2015. The net interest margin was 3.71% for the year 2016 compared to 3.72% for the year 2015. Rates paid on average interest-bearing liabilities increased to 0.47% for the year 2016 compared to 0.39% for the year 2015. Average loans comprised 73.9% of average earnings assets for the year 2016 compared to 71.7% for the year 2015.

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

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
	(Dollars in thousands)
Assets
Earning Assets
Loans (1)(2)	$1,168,882	$56,827	4.86%	$820,881	$38,497	4.69%	$730,326	$34,242	4.69%
Securities (4)	359,195	9,956	2.77%	261,508	6,885	2.63%	256,462	6,759	2.64%
Federal funds sold (3)	47,534	390	.82%	18,806	127	.68%	24,582	64	.26%
Other	2,515	163	.64%	10,029	59	.59%	7,585	93	1.23%
Total earning assets	1,578,126	67,336	4.27%	1,111,224	45,568	4.10%	1,018,955	41,158	4.04%

Other	185,277			117,735			103,237
Total assets	$1,763,403			$1,228,959			$1,122,192

Liabilities
Interest-bearing liabilities	$1,247,823	$6,909	.55%	$911,037	$4,316	.47%	$822,708	$3,208	.39%
Demand deposits (1)	318,339			191,998			196,284
Other liabilities	26,404			5,601			4,594
Stockholders’ equity	170,837			120,323			98,606
Total liabilities and stockholders’ equity	$1,763,403			$1,228,959			$1,122,192

Net interest spread			3.72%			3.63%			3.65%
Net yield on interest-earning assets		$60,427	3.83%		$41,252	3.71%		$37,950	3.72%

_________________

(1)	All loans and deposits were made to borrowers in the United States. Includes non-accrual loans of $5,674, $3,265, and $7,368, for the years ended December 31, 2017, 2016, and 2015, respectively. Loans include held for sale loans.
(2)	Includes loan fees of $1,333, $857, and $692, for the years ended December 31, 2017, 2016, and 2016, respectively.
(3)	Includes Excess Balance Account-Mississippi National Banker’s Bank and Federal Reserve – New Orleans.
(4)	Tax equivalent yield assuming a 35% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2017 versus 2016 Increase (decrease) due to			2016 versus 2015 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Earning Assets
Loans	$18,630	$(300)	$18,330	$3,807	$448	$4,255
Securities	2,461	610	3,071	174	(48)	126
Federal funds sold	65	198	263	(63)	126	63
Other short-term investments	57	47	104	4	(38)	(34)
Total interest income	21,213	555	21,768	3,922	488	4,410
Interest-Bearing Liabilities
Interest-bearing transaction accounts	609	562	1,171	207	215	422
Money market accounts and savings	155	(12)	143	(15)	54	39
Time deposits	448	55	503	108	313	421
Borrowed funds	(87)	863	776	77	149	226
Total interest expense	1,125	1,468	2,593	377	731	1,108
Net interest income	$20,088	$(913)	$19,175	$3,545	$(243)	$3,302

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

The following tables illustrate the Company's consolidated interest rate sensitivity and consolidated cumulative gap position at December 31, 2017, 2016, and 2015.

	December 31, 2017
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
	(In thousands)
Assets
Earning Assets:
Loans	$214,687	$119,492	$334,179	$895,917	$1,230,096
Securities (2)	24,716	17,823	42,539	330,323	372,862
Funds sold and other	475	48,466	48,941	-	48,941
Total earning assets	$239,878	$185,781	$425,659	$1,226,240	$1,651,899
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$601,694	$601,694	$-	$601,694
Money market accounts	149,715	-	149,715	-	149,715
Savings deposits (1)	-	133,864	133,864	-	133,864
Time deposits	43,171	109,100	152,271	131,032	283,303
Total interest-bearing deposits	192,886	844,658	1,037,544	131,032	1,168,576
Borrowed funds (3)	75,000	18,572	93,572	10,500	104,072
Total interest-bearing liabilities	267,886	863,230	1,131,116	141,532	1,272,648
Interest-sensitivity gap per period	$(28,008)	$(677,449)	$(705,457)	$1,084,708	$379,251
Cumulative gap at December 31, 2017	$(28,008)	$(705,457)	$(705,457)	$379,251	$379,251
Ratio of cumulative gap to total earning assets at December 31, 2017	(1.7)%	(42.7)%	(42.7)%	23.0%

	December 31, 2016
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
	(In thousands)
Assets
Earning Assets:
Loans	$121,391	$88,433	$209,824	$663,110	$872,934
Securities (2)	10,092	21,376	31,468	224,331	255,799
Funds sold and other	425	29,975	30,400	-	30,400
Total earning assets	$131,908	$139,784	$271,692	$887,441	$1,159,133
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$430,903	$430,903	$-	$430,903
Money market accounts	113,253	-	113,253	-	113,253
Savings deposits (1)	-	69,540	69,540	-	69,540
Time deposits	31,273	93,456	124,729	98,288	223,017
Total interest-bearing deposits	144,526	593,899	738,425	98,288	836,713
Borrowed funds (3)	30,000	26,000	56,000	13,000	69,000
Total interest-bearing liabilities	174,526	619,899	794,425	111,288	905,713
Interest-sensitivity gap per period	$(42,618)	$(480,115)	$(522,733)	$776,153	$253,420
Cumulative gap at December 31, 2016	$(42,618)	$(522,733)	$(522,733)	$253,420	$253,420
Ratio of cumulative gap to total earning assets at December 31, 2016	(3.7)%	(45.1)%	(45.1)%	21.9%

	December 31, 2015
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
	(In thousands)
Assets
Earning Assets:
Loans	$101,160	$76,996	$178,156	$598,333	$776,489
Securities (2)	14,831	18,100	32,931	222,028	254,959
Funds sold and other	321	17,303	17,624	-	17,624
Total earning assets	$116,312	$112,399	$228,711	$820,361	$1,049,072
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$373,686	$373,686	$-	$373,686
Money market accounts	105,434	-	105,434	-	105,434
Savings deposits (1)	-	68,657	68,657	-	68,657
Time deposits	37,222	83,549	120,771	58,702	179,473
Total interest-bearing deposits	142,656	525,892	668,548	58,702	727,250
Borrowed funds (3)	81,130	21,191	102,321	8,000	110,321
Total interest-bearing liabilities	223,786	547,083	770,869	66,702	837,571
Interest-sensitivity gap per period	$(107,474)	$(434,684)	$(542,158)	$753,659	$211,501
Cumulative gap at December 31, 2015	$(107,474)	$(542,158)	$(542,158)	$211,501	$211,501
Ratio of cumulative gap to total earning assets at December 31, 2015	(10.2)%	(51.7)%	(51.7)%	20.2%

(1)	NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are fairly stable. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.
(2)	Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)	Does not include subordinated debentures of $10,310,000.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is asset sensitive within the one-year time frame. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive-position within one year would not be as indicative of the Company’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity.

December 31, 2017
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit

Up 400 bps	7.7%	-20.0%	40.3%	-40.0%
Up 300 bps	7.7%	-15.0%	36.4%	-30.0%
Up 200 bps	6.3%	-10.0%	28.8%	-20.0%
Up 100 bps	3.8%	-5.0%	17.0%	-10.0%
Down 100 bps	-6.2%	-5.0%	-21.2%	-10.0%
Down 200 bps	-9.2%	-10.0%	-14.3%	-20.0%

December 31, 2016
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	15.4%	-20.0%	22.9%	-40.0%
Up 300 bps	11.8%	-15.0%	18.8%	-30.0%
Up 200 bps	8.0%	-10.0%	13.7%	-20.0%
Up 100 bps	4.0%	-5.0%	7.6%	-10.0%
Down 100 bps	-4.8%	-5.0%	-9.5%	-10.0%
Down 200 bps	-6.6%	-10.0%	-11.6%	-20.0%

December 31, 2015
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	11.2%	-20.0%	34.3%	-40.0%
Up 300 bps	8.6%	-15.0%	27.7%	-30.0%
Up 200 bps	5.8%	-10.0%	20.0%	-20.0%
Up 100 bps	2.9%	-5.0%	10.8%	-10.0%
Down 100 bps	-2.7%	-5.0%	-11.5%	-10.0%
Down 200 bps	-4.7%	-10.0%	-10.0%	-20.0%

Provision and Allowance for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. The Company uses a loan loss history based upon the prior nine years to determine the appropriate allowance. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment on the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

The second part of the allowance is determined in accordance with guidance issued by the FASB regarding impaired loans. Impaired loans are determined based upon a review by internal loan review and senior loan officers. Impaired loans are loans for which the Bank does not expect to receive contractual interest and/or principal by the due date. A specific allowance is assigned to each loan determined to be impaired based upon the value of the loan’s underlying collateral. Appraisals are used by management to determine the value of the collateral.

The sum of the two parts constitutes management’s best estimate of an adequate allowance for loan losses. When the estimated allowance is determined, it is presented to the Company’s audit committee for review and approval on a quarterly basis.

Our allowance for loan losses model is focused on establishing a loss history within the Bank and relies on specific impairment to determine credits that the Bank feels the ultimate repayment source will be liquidation of the subject collateral.  Our model takes into account other factors such as local and national economic factors, portfolio trends, non performing asset, charge off, and delinquency trends as well as underwriting standards and the experience of branch management and lending staff.   These trends are measured in the following ways:

Local Trends: (Updated quarterly usually the month following quarter end)

Local Unemployment Rate

Insurance Issues (Windpool Areas)

Bankruptcy Rates (Increasing/Declining)

Local Commercial R/E Vacancy Rates

Established Market/New Market

Hurricane Threat

National Trends: (Updated quarterly usually the month following quarter end)

Gross Domestic Product (GDP)

Home Sales

Consumer Price Index (CPI)

Interest Rate Environment (Increasing/Steady/Declining)

Single Family Construction Starts

Inflation Rate

Retail Sales

Portfolio Trends: (Updated monthly as the allowance for loan loss is calculated)

Second Mortgages

Single Pay Loans

Non-Recourse Loans

Limited Guaranty Loans

Loan to Value Exceptions

Secured by Non-Owner Occupied Property

Raw Land Loans

Unsecured Loans

Measurable Bank Trends: (Updated quarterly)

Delinquency Trends

Non-Accrual Trends

Net Charge Offs

Loan Volume Trends

Non-Performing Assets

Underwriting Standards/Lending Policies

Experience/Depth of Bank Lending

Management

The bank wide information and metrics, along with the local and national economic trends listed above, are all measured quarterly. Typically, this review is performed during the second month of every quarter to facilitate the release of economic data from the reporting agencies. As of December 31, 2017, most economic indicators pointed to a stable and improving economy thus most factors were assigned a neutral or decreasing allocation factor. In contrast, bank wide factors including the acquisition of new loan portfolios and lending staff through mergers, increased loan production volume causing healthy organic loan portfolio growth, and increasing concentrations in loan types considered to carry higher risk by banking standards, resulted in an increase to the assigned allocation factors related to these areas.

At December 31, 2017, the consolidated allowance for loan losses was approximately $8.3 million, or 0.68% of outstanding loans excluding loans held for sale. Including valuation accounting adjustments on acquired loans, the total valuation plus allowance for loan losses was 1.11% of loans at December 31, 2017. At December 31, 2016, the allowance for loan losses amounted to approximately $7.5 million, which was 0.87% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for loan losses was $506,000 for the year ended December 31, 2017, $625,000 for the year ended December 31, 2016, and $410,000 for the year ended December 31, 2015. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At December 31, 2017, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Non-Performing Assets

A loan is reviewed for impairment when, based on all available information and events, it displays characteristics causing management to determine that the probability of collecting all principal, interest, and other related fees due according to the contractual terms of the loan agreement. Also at this time, the accrual of interest is discontinued. Along with these loans in non-accrual status, all loans determined by management to be labelled as “troubled debt restructure” based on regulatory guidance are reviewed for impairment. Loans that are identified as criticized or classified based on unsatisfactory repayment performance, or other evidence of deteriorating credit quality, are not reviewed until being placed in non-accrual status or when considered to be troubled debt restructure.

Once these loans are identified, they are analyzed to determine whether the ultimate repayment source will be liquidation of collateral or some future source of cash flow. If the only source of repayment will come from the liquidation of collateral, impairment worksheets are prepared to document the amount of impairment that exists. This method takes into account collateral exposure, as well as all expected expenses related to the disposal of the collateral. Specific allowances for these loans are then accounted for on a per loan basis.

The following tables illustrate the Company’s past due and non-accrual loans at December 31, 2017, 2016 and 2015.

	December 31, 2017
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$192	$27	$92
Real Estate-mortgage	2,656	177	2,691
Real Estate-nonfarm nonresidential	1,487	82	1,724
Commercial	393	-	1,120
Consumer	57	-	46
Total	$4,785	$286	$5,673

	December 31, 2016
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$204	$96	$658
Real Estate-mortgage	2,745	102	1,662
Real Estate-nonfarm nonresidential	269	-	909
Commercial	9	-	2
Consumer	22	-	33
Total	$3,249	$198	$3,264

	December 31, 2015
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$311	$-	$2,956
Real Estate-mortgage	3,339	29	2,055
Real Estate-nonfarm nonresidential	736	-	2,225
Commercial	97	-	100
Consumer	70	-	32
Total	$4,553	$29	$7,368

Total non-accrual loans at December 31, 2017, were $5.7 million, an increase of $2.4 million compared to $3.3 million at December 31, 2016. The majority of the increase was the result of loans acquired from Iberville Bank and Gulf Coast Community Bank. Total non-accrual loans at December 31, 2016 decreased $4.1 million from $7.4 million at December 31, 2015. The majority of the decrease was the result of loans moving to Other Real Estate Owned. Management believes these relationships were adequately reserved at December 31, 2017. Restructured loans not reported as past due or non-accrual at December 31, 2017, amounted to $4.7 million. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and do not include the category of special mention. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming asset categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At December 31, 2017, 2016 and December 31, 2015, The First had potential problem loans of $18,206,000, $12,297,000 and $16,943,000, respectively. The increase of $5.9 million during 2017 was largely attributable to the classified loans acquired in the Iberville Bank and Gulf Coast Community Bank transactions.

Summary of Loan Loss Experience

Consolidated Allowance For Loan Losses

(In thousands)

	Years Ended December 31,
	2017		2016		2015		2014		2013

Average loans outstanding	$1,168,882		$820,881		$730,326		$632,049		$583,200
Loans outstanding at year end	$1,230,096		$872,934		$776,489		$706,635		$583,302

Total non-accrual loans	$5,673		$3,264		$7,368		$6,056		$3,181

Beginning balance of allowance	$7,510		$6,747		$6,095		$5,728		$4,727
Loans charged-off	(405)		(771)		(843)		(1,459)		(759)
Total loans charged-off	(405)		(771)		(843)		(1,459)		(759)
Total recoveries	677		909		1,085		408		684
Net loans (charged-off) recoveries	272		138		242		(1,051)		(75)
Provision for loan losses	506		625		410		1,418		1,076
Balance at year end	$8,288		$7,510		$6,747		$6,095		$5,728

Net charge-offs (recoveries) to average loans	(.02)%		(.02)%		(.03)%		.17%		.01%
Allowance as percent of total loans	.67%		.86%		.87%		.86%		.98%
Nonperforming loans as a percentage of total loans	.46%		.37%		.95%		.86%		.55%
Allowance as a multiple of non-accrual loans	1.5	X	2.3	X	.92	X	1.0	X	1.8	X

At December 31, 2017, the components of the allowance for loan losses consisted of the following:

Allowance
(In thousands)
Allocated:
Impaired loans	$661
Graded loans	7,627
$8,288

Graded loans are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for loan losses for the years 2017, 2016, 2015, 2014, and 2013.

  Analysis of the Allowance for Loan Losses

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Balance at beginning of year	$7,510	$6,747	$6,095	$5,728	$4,727
Charge-offs:
Real Estate-construction	(143)	(274)	(162)	(47)	(305)
Real Estate-mortgage	(119)	(353)	(372)	(1,156)	(152)
Real Estate-nonfarm nonresidential	(-)	(-)	(-)	(-)	(-)
Commercial	(62)	(71)	(183)	(89)	(105)
Consumer	(81)	(73)	(126)	(167)	(197)
Total	(405)	(771)	(843)	(1,459)	(759)
Recoveries:
Real Estate-construction	280	229	63	96	133
Real Estate-mortgage	228	519	827	212	393
Real Estate-nonfarm nonresidential	14	7	15	17	74
Commercial	50	84	99	15	18
Consumer	105	70	81	68	66
Total	677	909	1,085	408	684
Net (Charge-offs) Recoveries	272	138	242	(1,051)	(75)
Provision for Loan Losses	506	625	410	1,418	1,076
Balance at end of year	$8,288	$7,510	$6,747	$6,095	$5,728

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2017, 2016 and 2015.

Allocation of the Allowance for Loan Losses

	December 31, 2017
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,608	14.0%
Commercial Real Estate	4,644	64.8%
Consumer Real Estate	1,499	18.9%
Consumer	173	2.3%
Unallocated	364	-
Total	$8,288	100%

	December 31, 2016
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,118	15.6%
Commercial Real Estate	4,071	61.6%
Consumer Real Estate	1,589	20.3%

Continued:

	Amount	% of loans in each category to total loans

Consumer	155	2.4%
Unallocated	577	0.1%
Total	$7,510	100%

	December 31, 2015
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$895	17.1%
Commercial Real Estate	3,018	58.4%
Consumer Real Estate	1,477	21.9%
Consumer	141	2.5%
Unallocated	1,216	0.1%
Total	$6,747	100%

Non-interest Income and Expense

Non-interest Income. The Company’s primary sources of noninterest income are mortgage banking operations as well as service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.

Non-interest income was $14.4 million at December 31, 2017, an increase of $3.1 million or 27.7% compared to December 31, 2016, primarily consisting of increases in service charges on deposit accounts, interchange fee income and other charges and fees. Non-interest income increased $3.7 million or 48.2% for the year ended December 31, 2016 compared to $7.6 million for the year ended December 31, 2015. Deposit activity fees were $7.4 million for 2017 compared to $5.1 million for 2016 and $5.0 million for 2015. Other service charges increased by $0.1 million or 17.4% for the year ended 2017 to $0.6 million from $0.5 million for the year ended December 31, 2016 and other service charges increased $0.1 million or 12.8% for the year ended December 31, 2016, compared to $0.5 million for the year ended December 31, 2015. Mortgage income increased $3.4 million during 2016 due to increased volume from the acquisition of The Mortgage Connection, LLC in December, 2015.

Non-interest expense was $55.4 million at December 31, 2017, an increase of $18.6 million in year-over-year comparison primarily resulting from increases in salaries and benefits of $8.4 million, of which $6.7 million relates to the acquisitions of Gulf Coast Community Bank and Iberville Bank. Increases in professional services and other non-interest expense increased $7.0 million which includes $6.7 million in merger-related costs. Non-interest expense increased to $36.9 million for the year ended December 31, 2016, from $32.2 million for the year ended December 31, 2015. The Company experienced slight increases in most expense categories. Salaries and employee benefits increased $3.6 million in 2016 as compared to 2015, due in part to a full year of the addition of the Mortgage Connection and the lending teams in Mobile, Alabama and Jackson, Mississippi.

The following table sets forth the primary components of non-interest expense for the periods indicated:

Non-interest Expense

	Years ended December 31,
	2017	2016	2015
	(In thousands)

Salaries and employee benefits	$30,548	$22,137	$18,537
Occupancy	4,828	3,459	3,422
Equipment	1,225	1,262	1,199
Marketing and public relations	406	465	497
Data processing	1,039	535	150
Supplies and printing	640	287	300
Bank communications	1,296	782	631
Deposit and other insurance	1,252	1,020	1,051
Professional and consulting fees	6,757	1,805	1,332
Postage	546	396	400
ATM expense	1,188	883	763
Other	5,721	3,831	3,879
Total	$55,446	$36,862	$32,161

Income Tax Expense

Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This federal income tax reform, among other things, reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company revalued its deferred tax assets which was recorded as additional income tax expense of $2.1 in the Company’s statement of operations in the fourth quarter of 2017.

Analysis of Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2017, 2016 and 2015, respectively, average loans accounted for 74.1%, 73.9% and 71.7% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $1,168.9 million during 2017 and $820.9 million during 2016, as compared to $730.3 million during 2015.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio

	December 31,
	2017		2016		2015
	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent Of Total
	(Dollars in thousands)

Mortgage loans held for sale	$4,790	0.3%	$5,880	0.6%	$3,974	0.5%
Commercial, financial and agricultural	165,780	13.5%	129,423	14.8%	129,197	16.6%
Real Estate:
Mortgage-commercial	467,484	38.0%	314,359	36.0%	253,309	32.6%
Mortgage-residential	385,099	31.3%	289,640	33.2%	272,180	35.1%
Construction	183,328	14.9%	109,394	12.5%	99,161	12.8%
Lease Financing Receivable	2,450	0.2%	2,204	0.3%	2,650	0.3%
Obligations of states and subdivisions	3,109	0.3%	6,698	0.8%	969	0.1%
Consumer and other	18,056	1.5%	15,336	1.8%	15,049	2.0%
Total loans	1,230,096	100%	872,934	100%	776,489	100%
Allowance for loan losses	(8,288)		(7,510)		(6,747)
Net loans	$1,221,808		$865,424		$769,742

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

The following table sets forth the Company's commercial and construction real estate loans maturing within specified intervals at December 31, 2017.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2017
Type	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)

Commercial, financial and agricultural	$42,780	$98,452	$24,241	$165,473
Real estate – construction	78,917	79,460	24,951	183,328
	$121,697	$177,912	$49,192	$348,801
Loans maturing after one year with:
Fixed interest rates				$198,541
Floating interest rates				28,563
				$227,104

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $359.2 million in 2017, as compared to $261.5 million in 2016, and $256.5 million in 2015. This represents 22.8%, 23.5%, and 25.2% of the average earning assets for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, investment securities, including equity securities, were $372.9 million and represented 22.6% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations with maturities up to five years.

The following table summarizes the carrying value of securities for the dates indicated.

Securities Portfolio

	December 31,
	2017	2016	2015
	(In thousands)

Available-for-sale
U. S. Government agencies and Mortgage-backed Securities	$201,570	$123,334	$118,536
States and municipal subdivisions	138,584	98,822	97,889
Corporate obligations	15,819	20,110	22,346
Mutual finds	920	940	961
Total available-for-sale	356,893	243,206	239,732
Held-to-maturity
U.S. Government agencies	-	-	1,092
States and municipal subdivisions	6,000	6,000	6,000
Total held-to-maturity	6,000	6,000	7,092
Total	$362,893	$249,206	$246,824

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2017.

Investment Securities Maturity Distribution and Yields (1)

	December 31, 2017
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity:
States and municipal subdivisions	$-	-	$-	-	$6,000,000	.93%	$-	-
Total investment securities held-to-maturity	$-	-	-	-	$6,000,000		$-	-
Available-for-sale:
U.S. Government agencies (2)	2,995,755	1.05%	1,996,380	1.86%	-	-	-	-
States and municipal subdivisions.	11,065,790	3.22%	47,779,208	3.27%	47,360,399	3.96%	32,378,641	3.96%
Corporate obligations and other	-		-		11,228,195	2.63%	4,590,713	3.05%
Total investment securities available-for-sale	$14,061,545		$49,775,588		$58,588,594		$36,969,354

(1) Investments with a call feature are shown as of the contractual maturity date.

(2) Excludes mortgage-backed securities totaling $196.6 million with a yield of 2.47% and mutual funds of $0.9 million.

Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $47.5 million in 2017, $18.8 million in 2016, and $24.6 million in 2015. At December 31, 2017, 2016, and December 31, 2015, short-term investments totaled $475,000, $425,000 and $321,000, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

Deposits. Average total deposits at December 31, 2017 were $1,494.1 million, an increase of $473.0 million, or 46.3% compared to 2016. Average total deposits at December 31, 2016 were $1,021.1 million, an increase of $69.5 million, or 7.3% compared to $951.6 million in 2015. At December 31, 2017, total deposits were $1,470.6 million, compared to $1,039.2 million at December 31, 2016, an increase of $431.4 million, or 41.5%, and $916.7 million at December 31, 2015. Deposits of $355.6 million were acquired in 2017 with the acquisitions of Iberville Bank and Gulf Coast Community Bank.

The following table sets forth the deposits of the Company by category for the period indicated.

	Deposits

	December 31,
	2017		2016		2015
		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits

Non-interest-bearing accounts	$301,989	20.5%	$202,478	19.5%	$189,445	20.6%
NOW accounts	601,694	40.9%	430,903	41.5%	373,686	40.8%
Money market accounts	149,715	10.2%	113,253	10.9%	105,434	11.5%
Savings accounts	133,864	9.1%	69,540	6.7%	68,657	7.5%
Time deposits less than $100,000	104,648	7.1%	77,893	7.5%	73,868	8.1%
Time deposits of $100,000 or over	178,655	12.2%	145,124	13.9%	105,605	11.5%
Total deposits	$1,470,565	100%	$1,039,191	100%	$916,695	100%

The Company’s loan-to-deposit ratio was 83.3% at December 31, 2017, 83.4% at December 31, 2016 and 84.3% at December 31, 2015. The loan-to-deposit ratio averaged 78.2% during 2017. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $1,291.9 million at December 31, 2017, $894.1 million at December 31, 2016, and $811.1 million at December 31, 2015. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits.

Maturities of Certificates of Deposit

of $100,000 or More

		After Three
	Within Three	Through	After Twelve
(In thousands)	Months	Twelve Months	Months	Total

December 31, 2017	$24,473	$67,469	$86,713	$178,655

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas, federal funds purchased and reverse repurchase agreements. At December 31, 2017, advances from the FHLB totaled $88.1 million compared to $48.0 million at December 31, 2016 and $100.0 million at December 31, 2015. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were $0, $0 and $5.3 million in federal funds purchased at December 31, 2017, 2016, and 2015, respectively.

We had one reverse repurchase agreement in the amount of $5,000,000. The agreement was secured by securities with a fair value of $5,470,105 at December 31, 2016 and $5,501,503 at December 31, 2015. On September 25, 2017, the underlying securities were repurchased and the agreement was terminated.

Subordinated Debentures

In 2006, the Company issued subordinated debentures of $4,124,000 to The First Bancshares, Inc. Statutory Trust 2 (“Trust 2”). The Company is the sole owner of the equity of the Trust 2. The Trust 2 issued $4,000,000 of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 2. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2011 and thereafter, and mature in 2036. The Company entered into this arrangement to provide funding for expected growth.

In 2007, the Company issued subordinated debentures of $6,186,000 to The First Bancshares, Inc. Statutory Trust 3 (“Trust 3”). The Company is the sole owner of the equity of the Trust 3. The Trust 3 issued $6,000,000 of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 3. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2012 and thereafter, and mature in 2037. The Company entered into this arrangement to provide funding for expected growth.

Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 600%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses, subject to certain limitations. An institution’s total risk-based capital for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The risk-based regulatory minimum requirements are 6% for Tier 1 and 8% for total risk-based capital.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2017, 2016 and 2015.

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amended the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the Basel III capital rules, the Company is required to meet certain minimum capital requirements that differ from past capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk-weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”), however, the Company exercised a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Company will also be required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets to be phased in by 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The prompt corrective action rules have been modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Company to be considered well-capitalized under the rules include a 5.0% leverage ratio, a 6.5% common equity Tier 1capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0%, and 8.0%, respectively.

The rules modify the manner in which certain capital elements are determined. The rules make changes to the methods of calculating the risk-weighting of certain assets, which in turn affects the calculation of the risk-weighted capital ratios. Higher risk weights are assigned to various categories of assets, including commercial real estate loans, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are non-accrual, securitization exposures, and in certain cases mortgage servicing rights and deferred tax assets.

The Company was required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015. The conservation buffer will be phased-in beginning in 2016, and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

Analysis of Capital

			The Company			The First
	Adequately	Well	December 31,			December 31,
Capital Ratios	Capitalized	Capitalized	2017	2016	2015	2017	2016	2015

Leverage	4.0%	5.0%	11.7%	11.9%	8.7%	11.4%	13.1%	8.6%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	14.2%	13.8%	8.1%	14.5%	16.2%	11.0%
Tier 1	6.0%	8.0%	14.9%	14.7%	11.1%	14.5%	16.2%	11.0%
Total	8.0%	10.0%	15.5%	15.5%	11.9%	15.1%	17.0%	11.8%

Ratios

	2017	2016	2015
Return on assets (net income applicable to common stockholders divided by average total assets)	.60%	.79%	.75%

Return on equity (net income applicable to common stockholders divided by average equity)	6.2%	8.0%	8.6%

Dividend payout ratio (dividends per share divided by net income per common share)	13.5%	9.6%	9.7%

Equity to asset ratio (average equity divided by average total assets)	9.7%	9.8%	8.8%

Liquidity and Market Risk Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company’s market area.

The Company's federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $50.0 million during the year ended December 31, 2017 and totaled $48.9 million at December 31, 2017. Also, the Company has available advances from the Federal Home Loan Bank. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2017, advances available totaled approximately $556.4 million of which $110.6 million had been drawn, or used for letters of credit.

As of December 31, 2017, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $95.5 million of the Company’s investment balances, compared to $100.2 million at December 31, 2016. The increase in unpledged debt from December 2017 compared to December 2016 is primarily due to an increase in unpledged investments and letters of credit utilized for pledging purposes. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $17.5 million at December 31, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2017 was 12.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2017	Policy Maximum
Loans to Deposits (including FHLB advances)	71.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	5.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	4.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.6%	90.0%	In Policy

	December 31, 2016	Policy Maximum
Loans to Deposits (including FHLB advances)	79.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.3%	30.0%	In Policy
Fed Funds Purchased / Total Assets	0.4%	10.0%	In Policy
FHLB Advances / Total Assets	3.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	66.6%	90.0%	In Policy

	December 31, 2015	Policy Maximum
Loans to Deposits (including FHLB advances)	75.4%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	13.8%	30.0%	In Policy
Fed Funds Purchased / Total Assets	0.9%	10.0%	In Policy
FHLB Advances / Total Assets	8.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	84.7%	90.0%	In Policy

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

Commitments and Contractual Obligations

The following table presents, as of December 31, 2017, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total

Deposits without a stated maturity	G	$1,187,289	$-	$-	$-	$1,187,289
Time deposits	G	152,550	105,098	25,628	-	283,276
Borrowings	H	93,572	10,500	-	-	104,072
Operating lease obligations	I	586	257	343	312	1,498
Capital lease obligations	I	275	466	175	-	916
Trust preferred subordinated debentures	N	-	-	-	10,310	10,310
Total Contractual obligations		$1,434,272	$116,321	$26,146	$10,622	$1,587,361

Subprime Assets

The Bank does not engage in subprime lending activities targeted towards borrowers in high risk categories.

Accounting Matters

Information on new accounting matters is set forth in Note B – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. This information is incorporated herein by reference.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2017, the Company had the following estimated net interest income sensitivity profiles, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2017	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp

Net Interest Income	54,702	56,491	60,023	61,041	60,588	58,764	55,384
Dollar Change	-5,321	-3,532		1,018	565	-1,259	-4,639
NII @ Risk - Sensitivity Y1	-8.9%	-5.9%		1.7%	0.9%	-2.1%	-7.7%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $5.3 million lower than in a stable interest rate scenario, for a negative variance of 8.9%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $0.5 million, or 0.9%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio was approximately 221.83% at December 31, 2017 and 199.4% at December 31, 2016, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” The Company’s one year cumulative GAP ratio was approximately 168.3% at December 31, 2015, which meant that there were more liabilities repricing than assets within the first year. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive companies should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of the periods indicated under different interest rate scenarios relative to a base case of current interest rates:

	December 31, 2017 - Balance Sheet Shock
(Dollars in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp

Market Value of Equity	274,743	252,585	320,631	375,144	412,957	437,500	449,926
Change in EVE from base	-45,888	-68,046		54,513	92,326	116,896	129,295
% Change	-14.3%	-21.2%		17.0%	28.8%	36.5%	40.3%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

	December 31, 2016 - Balance Sheet Shock
(Dollars in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp

Market Value of Equity	315,609	323,038	356,983	384,268	406,044	424,054	438,668
Change in EVE from base	-41,374	-33,945		27,285	49,061	67,071	81,685
% Change	-11.6%	-9.5%		7.6%	13.7%	18.8%	22.9%
Policy Limits	-20.00%	-10.00%		-10.00%	-20.00%	-30.00%	-40.00%

The tables show that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. As noted previously, however, Management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/T.E. Lott & Company

We have served as the Company’s auditors since 1996.

Columbus, Mississippi

March 16, 2018

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Cash and due from banks	$42,980,353	$31,719,187
Interest-bearing deposits with banks	48,466,424	29,974,698
Federal funds sold	475,000	425,000
Total cash and cash equivalents	91,921,777	62,118,885
Held-to-maturity securities (fair value of $7,397,966 in 2017 and $7,393,828 in 2016)	6,000,000	6,000,000
Available-for-sale securities	356,893,081	243,205,963
Other securities	9,969,200	6,592,750
Total securities	372,862,281	255,798,713
Loans held for sale	4,790,049	5,879,884
Loans, net of allowance for loan losses of $8,288,009 in 2017 and $7,510,314 in 2016	1,217,017,663	859,543,789
Interest receivable	6,704,915	4,358,098
Premises and equipment	46,426,031	34,624,352
Cash surrender value of life insurance	27,053,909	21,250,476
Goodwill	19,959,849	13,776,040
Other real estate owned	7,158,409	6,007,621
Other assets	19,343,560	14,009,388
Total assets	$1,813,238,443	$1,277,367,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$301,988,781	$202,478,442
Interest-bearing	1,168,575,736	836,712,820
Total deposits	1,470,564,517	1,039,191,262
Interest payable	353,143	306,080
Borrowed funds	104,072,294	69,000,000
Subordinated debentures	10,310,000	10,310,000
Other liabilities	5,470,569	4,033,197
Total liabilities	1,590,770,523	1,122,840,539
Stockholders’ Equity:
Common stock, par value $1 per share: 20,000,000 shares authorized; 11,192,401 shares issued in 2017, and 9,017,891 shares issued in 2016, respectively	11,192,401	9,017,891
Additional paid-in capital	158,455,979	102,574,159
Retained earnings	53,720,927	44,476,386
Accumulated other comprehensive income (loss)	(437,742)	(1,078,084)
Treasury stock, at cost	(463,645)	(463,645)
Total stockholders’ equity	222,467,920	154,526,707
Total liabilities and stockholders’ equity	$1,813,238,443	$1,277,367,246

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$56,826,566	$38,495,909	$34,242,067
Interest and dividends on securities:
Taxable interest and dividends	6,340,610	4,052,162	3,948,459
Tax-exempt interest	2,349,889	1,869,644	1,854,213
Interest on federal funds sold	389,881	126,833	63,841
Interest on deposits in banks	162,467	59,449	93,276
Total interest income	66,069,413	44,603,997	40,201,856

INTEREST EXPENSE
Interest on deposits	5,261,318	3,443,812	2,562,241
Interest on borrowed funds	1,647,933	871,523	645,207
Total interest expense	6,909,251	4,315,335	3,207,448
Net interest income	59,160,162	40,288,662	36,994,408
Provision for loan losses	505,653	625,271	410,069
Net interest income after provision for loan losses	58,654,509	39,663,391	36,584,339

OTHER INCOME
Service charges on deposit accounts	7,358,531	5,125,846	5,013,983
Other service charges and fees	623,706	531,162	470,842
Secondary market mortgage income	4,501,618	4,432,705	1,075,118
Bank owned life insurance income	738,659	528,734	408,535
Gain (Loss) on sale of premises	(22,123)	(51,838)	133,339
Securities gains (losses)	(15,889)	126,286	-
Loss on sale of other real estate	(198,296)	(113,755)	(246,859)
Other	1,376,906	668,194	733,574
Total other income	14,363,112	11,247,334	7,588,532

OTHER EXPENSE
Salaries	25,828,269	17,880,844	15,089,136
Employee benefits	4,719,821	4,255,690	3,447,367
Occupancy	4,827,711	3,459,206	3,422,116
Furniture and equipment	1,224,655	1,261,506	1,198,930
Supplies and printing	640,171	286,880	300,022
Professional and consulting fees	6,756,847	1,805,420	1,331,928
Marketing and public relations	405,552	465,344	496,638
FDIC and OCC assessments	1,252,434	1,019,668	965,642
ATM expense	1,187,614	882,657	763,248
Bank communications	1,295,932	782,024	631,261
Data processing	1,039,210	534,648	150,394
Other	6,268,117	4,227,812	4,364,440
Total other expense	55,446,333	36,861,699	32,161,122

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Continued:	2017	2016	2015

Income before income taxes	$17,571,288	$14,049,026	$12,011,749
Income taxes	6,954,812	3,930,339	3,213,047

Net income	10,616,476	10,118,687	8,798,702
Preferred dividends and stock accretion	-	452,305	342,460
Net income applicable to common stockholders	$10.616,476	$9,666,382	$8,456,242

Net income per share:
Basic	$1.12	$1.86	$1.64
Diluted	1.11	1.64	1.62
Net income applicable to common stockholders:
Basic	$1.12	$1.78	$1.57
Diluted	1.11	1.57	1.55

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015

Net income	$10,616,476	$10,118,687	$8,798,702

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,080,344	(3,315,089)	(1,093,182)
Reclassification adjustment for (gains) losses included net income	15,889	(126,286)	-

Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,096,233	(3,441,375)	(1,093,182)

Unrealized holding gains (losses) on loans held for Sale	79,759	(99,283)	2,753

Income tax benefit (expense)	(459,522)	1,363,987	370,655

Other comprehensive income (loss)	716,470	(2,176,671)	(719,774)

Comprehensive income	$11,332,946	$7,942,016	$8,078,928

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2015	$5,342,670	$17,123,000	$283,738	$44,136,411	$27,975,049	$1,818,361	$(463,645)	$96,215,584

Net income 2015	-	-	-	-	8,798,702	-	-	8,798,702
Other comprehensive loss	-	-	-	-	-	(719,774)	-	(719,774)
Dividends on preferred stock	-	-	-	-	(342,460)	-	-	(342,460)
Cash dividend declared, $.15 per common share	-	-	-	-	(806,576)	-	-	(806,576)
Grant of restricted stock	69,327	-	-	(69,327)	-	-	-	-
Compensation cost on restricted stock	-	-	-	721,124	-	-	-	721,124
Repurchase of restricted stock for payment of taxes	(6,324)	-	-	(86,066)	-	-	-	(92,390)
Adjustment to consideration issued in BCB Holding acquisition	(2,514)	-	-	(33,196)	-	-	-	(35,710)
Repurchase warrants	-	-	(283,738)	(18,672)	-	-	-	(302,410)
Balance, December 31, 2015	$5,403,159	$17,123,000	$-	$44,650,274	$35,624,715	$1,098,587	$(463,645)	$103,436,090

Net income 2016	-	-	-	-	10,118,687	-	-	10,118,687

Other comprehensive loss	-	-	-	-	-	(2,176,671)	-	(2,176,671)

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Continued:
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Dividends on preferred stock	-	-	-	-	(452,305)	-	-	(452,305)
Cash dividend declared, $.15 per common share	-	-	-	-	(814,711)	-	-	(814,711)
Grant of restricted stock	61,247	-	-	(61,247)	-	-	-	-
Compensation cost on restricted stock	-	-	-	772,311	-	-	-	772,311
Repurchase of restricted stock for payment of taxes	(9,895)	-	-	(166,217)	-	-	-	(176,112)
Repayment of CDCI preferred shares	-	(17,123,000)	-	1,198,000	-	-	-	(15,925,000)
Issuance of Preferred Stock, Series E	-	63,249,996	-	-	-	-	-	63,249,996
Conversion of Preferred, Series E to common	3,563,380	(63,249,996)	-	59,686,616	-	-	-	-
Costs associated with capital raise	-	-	-	(3,505,578)	-	-	-	(3,505,578)
Balance, December 31, 2016	$9,017,891	$-	$-	$102,574,159	$44,476,386	$(1,078,084)	$(463,645)	$154,526,707

Net income, 2017	-	-	-	-	10,616,476	-	-	10,616,476

Other comprehensive Income	-	-	-	-	-	716,470	-	716,470

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, and 2015

Continued:
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Reclassification of accumulated other comprehensive income due to statutory tax changes	-	-	-	-	76,128	(76,128)	-	-
Cash dividend declared, $.15 per common share	-	-	-	-	(1,448,063)	-	-	(1,448,063)
Issuance of common shares	2,012,500	-	-	56,350,000	-	-	-	58,362,500
Costs associated with capital raise	-	-	-	(3,091,875)	-	-	-	(3,091,875)
Repurchase of restricted stock for payment of taxes	(11,867)	-	-	(317,720)	-	-	-	(329,587)
Grant of restricted stock	84,286	-	-	(84,286)	-	-	-	-
Compensation cost on restricted stock	-	-	-	866,558	-	-	-	866,558
Issuance of shares for GCCB acquisition	89,591	-	-	2,159,143	-	-	-	2,248,734
Balance, December 31, 2017	$11,192,401	$-	$-	$158,455,979	$53,720,927	$(437,742)	$(463,645)	$222,467,920

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,616,476	$10,118,687	$8,798,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,902,328	2,302,163	2,296,985
FHLB Stock dividends	(54,400)	(37,700)	(8,600)
Provision for loan losses	505,653	625,271	410,069
Deferred income taxes	6,445,865	(10,352)	255,638
Restricted stock expense	866,558	772,311	721,124
Increase in cash value of life insurance	(738,659)	(528,734)	(408,535)
Amortization and accretion, net, related to acquisitions	1,736,818	629,304	921,853
Loss/ (Gain) on sale of land/bank premises/ equipment	22,123	51,838	(133,339)
Securities gains (losses)	15,889	(126,286)	-
Loss on sale/writedown of other real estate	891,617	244,466	386,590
Changes in:
Loans held for sale	1,169,594	(2,005,402)	(1,867,661)
Interest receivable	(714,501)	(404,760)	(294,332)
Other assets	1,837,728	(3,553,728)	(2,055,005)
Interest payable	29,826	60,348	(70,112)
Other liabilities	(3,934,866)	(121,118)	(1,406,347)
Net cash provided by operating activities	21,598,049	8,016,308	7,547,030

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(89,196,412)	(53,403,251)	(29,571,287)
Purchases of other securities	(2,890,850)	(1,433,100)	(4,079,400)
Proceeds from maturities and calls of available- for-sale securities	57,995,529	45,296,821	42,569,677
Proceeds from maturities and calls of held-to- maturity securities	-	1,094,138	1,099,898
Proceeds from sales of securities available-for- sale	7,731,444	250,000	-
Proceeds from redemption of other securities	682,100	3,012,900	3,187,500
Increase in loans	(121,437,376)	(98,560,749)	(68,588,377)
Net additions to premises and equipment	(4,675,400)	(2,706,842)	(1,230,531)
Purchase of bank owned life insurance	(468,834)	(5,850,000)	-
Proceeds from sale of land/bank premises	-	-	949,516
Proceeds from sale of other real estate owned	6,945,936	1,560,773	2,190,625
Cash received (paid) in excess of cash paid for acquisition	3,910,489	-	(843,895)
Net cash used in investing activities	(141,403,374)	(110,739,310)	(54,316,274)

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Continued:
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	75,916,176	122,496,150	24,090,591
Proceeds from borrowed funds	198,800,000	252,000,000	194,340,000
Repayment of borrowed funds	(173,633,473)	(293,321,245)	(173,468,821)
Dividends paid on common stock	(1,415,524)	(782,936)	(778,428)
Dividends paid on preferred stock	-	(452,305)	(342,460)
Repurchase of shares issued in BCB acquisition	-	-	(35,710)
Net proceeds from issuance of stock	55,270,625	59,744,418	-
Repayment of CDCI Preferred shares	-	(15,925,000)	-
Repurchase of warrants	-	-	(302,410)
Repurchase of restricted stock for payment of taxes	(329,587)	(176,112)	(92,390)
Repayment of repurchase agreement	(5,000,000)	-	-
Net cash provided by financing activities	149,608,217	123,582,970	43,410,372

Net increase (decrease) in cash and cash equivalents	29,802,892	20,859,968	(3,358,872)
Cash and cash equivalents at beginning of year	62,118,885	41,258,917	44,617,789
Cash and cash equivalents at end of year	$91,921,777	$62,118,885	$41,258,917

Supplemental disclosures:

Cash paid during the year for:
Interest	$7,053,879	$4,254,987	$3,448,525
Income taxes, net of refunds	354,200	4,725,814	4,152,050

Non-cash activities:
Transfers of loans to other real estate	999,502	4,722,529	1,050,342
Issuance of restricted stock grants	84,286	61,247	69,327
Stock issued in connection with Gulf Coast Community Bank	2,248,734	-	-

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

The First Bancshares, Inc. (the “Company”) is a bank holding company whose business is primarily conducted by its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”). The Bank provides a full range of banking services in its primary market area of Mississippi, Louisiana, Alabama, and Florida. The Company is regulated by the Federal Reserve Bank. Its subsidiary bank is subject to the regulation of the Office of the Comptroller of the Currency (OCC).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and the Bank follow accounting principles generally accepted in the United States of America including, where applicable, general practices within the banking industry.

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

2.	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, acquisition accounting, intangible assets, and deferred tax assets.

3.	Cash and Due From Banks

Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2017, the required reserve balance on deposit with the Federal Reserve Bank was approximately $29.7 million.

4.	Securities

Investments in securities are accounted for as follows:

Available-for-Sale Securities

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity, until realized. Premiums and discounts are recognized in interest income using the interest method. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold.

Securities to be Held-to-Maturity

Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method.

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2017 and 2016.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the Federal Home Loan Bank (FHLB), Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.

Other-than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the fair value of available-for-sale and held-to-maturity securities below cost that is deemed other-than-temporary is charged to earnings for a decline in value deemed to be credit related and a new cost basis for the security is established. The decline in value attributed to non-credit related factors is recognized in accumulated other comprehensive income (loss).

5.	Loans held for sale

The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors.

6.	Loans

Loans are carried at the principal amount outstanding, net of the allowance for loan losses. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

A loan is considered impaired, in accordance with the impairment accounting guidance of Accounting Standards Codification (ASC) Section 310-10-35, Receivables, Subsequent Measurement, when, based upon current events and information, it is probable that the scheduled payments of principal and interest will not be collected in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. Generally, impairment is measured on a loan by loan basis using the fair value of the supporting collateral.

Loans are generally placed on a non-accrual status when principal or interest is past due ninety days or when specifically determined to be impaired. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded in interest income. Past due status is determined based upon contractual terms.

7.	Allowance for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operations is based upon management's estimation of the amount necessary to maintain the allowance at an adequate level. Allowances for any impaired loans are generally determined based on collateral values. A charge is taken against the allowance for loan losses when management believes the collectibility of the loan principal is unlikely.

Management evaluates the adequacy of the allowance for loan losses on a regular basis. These evaluations are based upon a periodic review of the collectibility considering historical experience, the nature and value of the loan portfolio, underlying collateral values, internal and independent loan reviews, and prevailing economic conditions. In addition, the OCC, as a part of the regulatory examination process, reviews the loan portfolio and the allowance for loan losses and may require changes in the allowance based upon information available at the time of the examination. The allowance consists of two components: allocated and unallocated. The components represent an estimation performed pursuant to either ASC Topic 450, Contingencies, or ASC Subtopic 310-10, Receivables. The allocated component of the allowance reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans, including any impaired loans, and historical loan loss history. The analysis is performed quarterly and loss factors are updated regularly.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower’s financial condition, and other risk factors that have not yet manifested themselves. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the loan loss analysis.

8.	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The depreciation policy is to provide for depreciation over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance expenditures are charged to operating expenses; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in operations.

9.	Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, is recorded at the lower of the outstanding loan balance or current appraisal less estimated costs to sell. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2017 and 2016, other real estate owned totaled $7,158,409, and $6,007,621, respectively.

10.	Goodwill and Other Intangible Assets

Goodwill totaled $19,959,849 and $13,776,040 for the years ended December 31, 2017, and 2016, respectively.

Goodwill totaling $6,183,810 was recorded during the year ended December 31, 2017, was a result of the acquisitions of Iberville Bank and Gulf Coast Community Bank. See Note C – Business Combinations to these consolidated financial statements for additional information on the acquisitions during 2017.

The Company performed the required annual impairment tests of goodwill and other intangibles as of December 1, 2017. The Company’s annual impairment test did not indicate impairment as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill or other intangibles might be impaired.

The Company’s acquisition method recognized intangible assets, which are subject to amortization, and included in other assets in the accompanying consolidated balance sheets, are core deposit intangibles, amortized on a straight-line basis, over a 10 year average life. The definite-lived intangible assets had the following carrying values at December 31, 2017 and 2016:

	2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$7,640	$(2,930)	$4,710

	2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$4,000	$(2,268)	$1,732

The related amortization expense of business combination related intangible assets is as follows:

(In thousands)
Amount
Aggregate amortization expense for the year ended December 31:

2015	$399
2016	383
2017	664

Continued:
Amount
Estimated amortization expense for the year ending December 31:

2018	$695
2019	695
2020	695
2021	625
2022	455
Thereafter	1,545
$4,710

11.	Other Assets and Cash Surrender Value

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other assets. The Company invests in bank owned life insurance (BOLI). BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is reported as an asset, and increases in cash surrender values are reported as income.

12.	Restricted Stock

The Company accounts for stock based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Compensation cost is recognized for all restricted stock granted based on the weighted average fair value stock price at the grant date.

13.	Income Taxes

The Company and its subsidiary file consolidated income tax returns. The subsidiary provides for income taxes on a separate return basis and remits to the Company amounts determined to be payable.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2017 and 2016, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

14.	Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015, was $336,450, $401,751, and $437,085, respectively.

15.	Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for a one to seven day period.

16.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the subsidiary bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines and standby letters of credit. Such financial instruments are recorded in the financial statements when they are exercised.

17.	Earnings Applicable to Common Stockholders

Per share amounts are presented in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, two per share amounts are considered and presented, if applicable. Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from securities that may be converted into common stock, such as outstanding restricted stock.

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders:

For the Year Ended December 31, 2017
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic per common Share	$10,616,476	9,484,460	$1.12

Effect of dilutive shares:

Restricted Stock		76,800
	$10,616,476	9,561,260	$1.11

For the Year Ended December 31, 2016
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic per common Share	$9,666,382	5,435,088	$1.78

Convertible Preferred Dividend	133,627

Effect of dilutive shares:

Convertible Preferred, Series E		742,371
Restricted Stock		81,874
	$9,800,009	6,259,333	$1.57

For the Year Ended December 31, 2015
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic per common share	$8,456,242	5,371,111	$1.57

Effect of dilutive shares:

Restricted Stock		70,939
	$8,456,242	5,442,050	$1.55

The diluted per share amounts were computed by applying the treasury stock method.

18.	Mergers and Acquisitions

Business combinations are accounted for under ASC 805, “Business Combinations”, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversion, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the non-interest expense caption.

19.	Investment in Limited Partnership

The Company is a limited partner in a partnership that provides low-income housing. The carrying value of the Company’s investment in the limited partnership was $3,837,468 at December 31, 2017 and $4,058,801 at December 31, 2016, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481,325 in low-income housing tax credits during 2017, $160,442 in 2016 and $0 in 2015.

20.	Reclassifications

Certain reclassifications have been made to the 2016 and 2015 financial statements to conform with the classifications used in 2017. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

21.	Accounting Pronouncements

In February, 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows for the reclassification from other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act). The ASU also allows an accounting policy election to reclassify other stranded tax effects that relate to the Act but not directly related to the change in federal tax rate. This ASU is effective in the first quarter of 2019. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU in the fourth quarter of 2017 by retrospective application. Upon adoption, the Company made a policy election to reclassify stranded tax effects of approximately $76 thousand from Accumulated Other Comprehensive Income to retained earnings using the specific identification method.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if any change in the value, vesting conditions or classification of the award occurs. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU 2017-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. The ASU does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017-08 is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017- 04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently assessing the impact of ASU 2017-04 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than- temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments effective January 1, 2017. The Company has a stock-based compensation plan for which the ASU 2016-09 guidance results in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the previous accounting treatment, which requires excess tax benefits to be recognized as an adjustment to additional paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are now classified as an operating activity in the statement of cash flows instead of the current accounting treatment, which required it to be classified as both an operating and a financing activity. The Company’s stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operation as a result of the adoption and implementation of ASU 2016-09.

In February 2016, the FASB issued ASU NO. 2016-02 Leases (Topic 842). ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In September of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The guidance also requires new qualitative and quantitative disclosures about contract balances and performance obligations. The Company will adopt ASU 2014-09 in the first quarter of 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Based upon an evaluation under the current guidance, the Company estimates that substantially all of its interest income and non-interest income will not be impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of this ASU will likely be similar to the Company’s current revenue recognition practices. The adoption of this ASU is not expected to have a material effect on the consolidated financial statements.

NOTE C – BUSINESS COMBINATIONS

The Company accounts for its business combinations using the acquisition method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the acquisition method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the straight-line method over their estimated useful lives of up to ten years. Loans that the Company acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess or deficit of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount or amortizable premium and is recognized into interest income over the remaining life of the loan.

Acquisitions

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016.  The Company expects to receive $498,207 from the escrow for settlement of flood-related loans. Goodwill at December 31, 2017, reflects the escrow settlement.

In connection with the acquisition, the Company recorded approximately $5.1 million of goodwill and $2.7 million of core deposit intangible. The core deposit intangible is to be amortized to expense over 10 years.

The Company acquired Iberville’s $149.4 million loan portfolio at an estimated fair value discount of $0.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $3.6 million for the three and twelve month period ended December 31, 2017, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on January 1, 2017:

(In Thousands)
		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted

Identifiable assets:
Cash and due from banks	$28,789	$-	$28,789
Investments	78,650	(37)	78,613
Loans	148,516	-	148,516
Core deposit intangible	3,186	(498)	2,688
Personal and real property	4,443	498	4,941
Other assets	9,330	1,140	10,470
Total assets	272,914	1,103	274,017

Continued:		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted
Liabilities and equity:
Deposits	243,656	-	243,656
Borrowed funds	456	-	456
Other liabilities	2,928	1,478	4,406
Total liabilities	247,040	1,478	248,518
Net assets acquired	25,874	(375)	25,499
Consideration paid	31,100	(498)	30,602
Goodwill resulting from Acquisition	$5,226	$(123)	$5,103

Valuation adjustments have been made to securities, personal and real property, and core deposit intangible since initially reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2017, are as follows:

Outstanding principal balance	$123,325,609
Carrying amount	122,621,607

There were no purchased credit impaired loans at December 31, 2017.

Gulf Coast Community Bank

Also on January 1, 2017, the Company completed the merger of Gulf Coast Community Bank (“GCCB”), Pensacola, Florida, with and into The First. The Company issued to GCCB’s shareholders shares of the Company’s common stock which, for purposes of the GCCB acquisition, were valued through averaging the trading price of the Company’s common stock price over a 30 day trading period ending on the fifth business day prior to the closing of the acquisition. Fractional shares were acquired with cash. The consideration totaled approximately $2.3 million.

In connection with the acquisition, the Company recorded approximately $1.1 million of goodwill and $1.0 million of core deposit intangible. The core deposit intangible is to be amortized to expense over 10 years.

The Company acquired GCCB’s $91.0 million loan portfolio at a fair value discount of approximately $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $2.8 million for the three month and twelve month period ended December 31, 2017, respectively. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on January 1, 2017:

(In Thousands)
		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted

Identifiable assets:
Cash and due from banks	$6,047	$(314)	$5,733
Investments	13,833	(28)	13,805
Loans	88,801	-	88,801
Core deposit intangible	787	166	953
Personal and real property	4,739	-	4,739
Other real estate	7,057	336	7,393
Deferred tax asset	6,693	(15)	6,678
Other assets	490	(22)	468
Total assets	128,447	123	128,570

Continued:		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted

Liabilities and equity:
Deposits	111,993	-	111,993
Borrowed funds	14,450	-	14,450
Other liabilities	950	-	950
Total liabilities	127,393	-	127,393
Net assets acquired	1,054	123	1,177
Consideration paid	2,258	-	2,258
Goodwill resulting from Acquisition	$1,204	$(123)	$1,081

Valuation adjustments have been made to securities, core deposit intangible, and other real estate since initially reported. Also, certain amounts have been reclassified to conform to the classifications of the Company.

On March 3, 2017, $5.0 million of loans acquired in the acquisition were sold. In connection with the sale, the acquisition were sold. In connection with the sale, the acquisition credit mark was decreased by $2.2 million, the amount of which was included in the credit mark at acquisition.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2017, are as follows:

Outstanding principal balance	$60,223,959
Carrying amount	60,320,605

Loans acquired in the two acquisitions were accounted for in accordance with ASC 310-20, Receivables-

Nonrefundable Fees and Other Costs. No loans were identified as purchased credit impaired loans.

Recent Acquisitions

See Note T – Subsequent Events for more information on the acquisitions of Southwest Banc Shares, Inc. and Sunshine Financial, Inc. that are scheduled to close in 2018.

NOTE D – SECURITIES

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at December 31, 2017 and 2016 follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$4,996,142	$-	$4,007	$4,992,135
Tax-exempt and taxable obligations of states and municipal subdivisions	137,281,213	2,027,575	724,750	138,584,038
Mortgage-backed securities	197,346,171	785,321	1,553,516	196,577,976
Corporate obligations	16,599,433	20,901	801,426	15,818,908
Other	1,255,483	-	335,459	920,024
	$357,478,442	$2,833,797	$3,419,158	$356,893,081

Continued:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities:

Taxable obligations of states and municipal subdivisions	$6,000,000	$1,397,966	$-	$7,397,966

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$9,023,293	$27,718	$6,341	$9,044,670
Tax-exempt and taxable obligations of states and municipal subdivisions	98,327,829	1,677,764	1,183,186	98,822,407
Mortgage-backed securities	114,990,863	602,179	1,304,090	114,288,952
Corporate obligations	21,274,200	66,477	1,230,566	20,110,111
Other	1,255,483	-	315,660	939,823
	$244,871,668	$2,374,138	$4,039,843	$243,205,963
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000,000	$1,393,828	$-	$7,393,828

The scheduled maturities of securities at December 31, 2017, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$14,048,332	$14,061,545	$-	$-
Due after one year through five years	49,518,696	49,775,588	-	-
Due after five years through ten years	57,713,034	58,588,594	6,000,000	7,397,966
Due greater than ten years	38,852,209	37,889,378	-	-
Mortgage-backed securities	197,346,171	196,577,976	-	-
	$357,478,442	$356,893,081	$6,000,000	$7,397,966

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

In 2017, there was a net loss of $15,889 realized on sales and calls of available-for-sale securities, consisting of a pre-tax gain of $4,384 and a pre-tax loss of $20,273. There was a net gain of $126,286 realized in 2016 and no gain or loss realized in 2015. No other-than-temporary impairment losses were recognized for each of the three years ended December 31, 2017.

Securities with a carrying value of $289,001,490 and $170,593,273 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2017 and 2016, were as follows:

	2017
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$4,992,134	$4,007	$-	$-	$4,992,134	$4,007
Tax-exempt and tax- able obligations of states and Municipal subdivisions	40,559,417	500,884	8,722,641	223,866	49,282,058	724,750
Mortgage-backed Securities	89,312,836	806,774	33,286,648	746,742	122,599,484	1,553,516
Corporate obligations	5,665,770	9,832	3,156,365	791,594	8,822,135	801,426
Other	-	-	920,024	335,459	920,024	335,459
	$140,530,157	$1,321,497	$46,085,678	$2,097,661	$186,615,835	$3,419,158

	2016
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government Agencies	$2,989,255	$6,341	$-	$-	$2,989,255	$6,341
Tax-exempt and tax- able obligations of states and municipal subdivisions	48,199,634	1,183,186	-	-	48,199,634	1,183,186
Mortgage-backed Securities	78,467,029	1,294,942	1,905,698	9,148	80,372,727	1,304,090
Corporate obligations	5,075,850	17,932	2,828,766	1,212,634	7,904,616	1,230,566
Other	-	-	939,823	315,660	939,823	315,660
	$134,731,768	$2,502,401	$5,674,287	$1,537,442	$140,406,055	$4,039,843

Approximately 38.0% of the number of securities in the investment portfolio at December 31, 2017, reflected an unrealized loss. Management is of the opinion the Company has the ability to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and lack of liquidity in the credit markets. We have determined that these securities are not other-than-temporarily impaired based upon anticipated cash flows.

NOTE E - LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2017 and 2016, respectively, loans accounted for 74.5% and 75.3% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	December 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans held for sale	$4,790	0.3%	$5,880	0.6%
Commercial, financial and agricultural	165,780	13.5	129,423	14.8
Real Estate:
Mortgage-commercial	467,484	38.0	314,359	36.0
Mortgage-residential	385,099	31.3	289,640	33.2
Construction	183,328	14.9	109,394	12.5
Lease financing receivable	2,450	0.2	2,204	0.3
Obligations of states and subdivisions	3,109	0.3	6,698	0.8
Consumer and other	18,056	1.5	15,336	1.8
Total loans	1,230,096	100%	872,934	100%
Allowance for loan losses	(8,288)		(7,510)
Net loans	$1,221.808		$865,424

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

Activity in the allowance for loan losses for December 31, 2017, 2016 and 2015 was as follows:

(In thousands)

	2017	2016	2015

Balance at beginning of period	$7,510	$6,747	$6,095
Loans charged-off:
Real Estate	(262)	(627)	(534)
Installment and Other	(81)	(73)	(126)
Commercial, Financial and Agriculture	(62)	(71)	(183)
Total	(405)	(771)	(843)

Recoveries on loans previously charged-off:
Real Estate	522	755	905
Installment and Other	105	70	81
Commercial, Financial and Agriculture	50	84	99
Total	677	909	1,085
Net (Charge-offs) Recoveries	272	138	242
Provision for Loan Losses	506	625	410
Balance at end of period	$8,288	$7,510	$6,747

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2017 and 2016.

Allocation of the Allowance for Loan Losses

	December 31, 2017
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,608	14.0%
Commercial Real Estate	4,644	64.8
Consumer Real Estate	1,499	18.9
Consumer	173	2.3
Unallocated	364	-
Total	$8,288	100%

	December 31, 2016
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,118	15.6%
Commercial Real Estate	4,071	61.6
Consumer Real Estate	1,589	20.3
Consumer	155	2.4
Unallocated	577	0.1
Total	$7,510	100%

The following table represents the Company’s impaired loans at December 31, 2017 and 2016. This table includes performing troubled debt restructurings.

	December 31,	December 31,
	2017	2016
	(In thousands)

Impaired Loans:
Impaired loans without a valuation allowance	$6,559	$2,667
Impaired loans with a valuation allowance	4,015	3,461
Total impaired loans	$10,574	$6,128
Allowance for loan losses on impaired loans at period End	661	682
Total non-accrual loans	5,674	3,264

Past due 90 days or more and still accruing	285	198
Average investment in impaired loans	9,041	8,509

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Interest income recognized during impairment	-	-	-
Cash-basis interest income recognized	326	188	211

The gross interest income that would have been recorded in the period that ended if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the twelve months for the years ended December 31, 2017, 2016 and 2015, was $342,000, $389,000 and $437,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at December 31, 2017 and 2016.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of December 31, 2017 and 2016. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

December 31, 2017		Installment	Commercial,
	Real Estate	and Other	Financial and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$9,402	$52	$1,120	$10,574
Collectively evaluated	1,015,934	28,511	170,287	1,214,732
Total	$1,025,336	$28,563	$171,407	$1,225,306

Allowance for Loan Losses
Individually evaluated	$371	$23	$267	$661
Collectively evaluated	5,952	334	1,341	7,627
Total	$6,323	$357	$1,608	$8,288

December 31, 2016		Installment	Commercial,
	Real Estate	and Other	Financial and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$5,935	$40	$153	$6,128
Collectively evaluated	704,923	21,317	134,686	860,926
Total	$710,858	$21,357	$134,839	$867,054

Allowance for Loan Losses
Individually evaluated	$651	$21	$10	$682
Collectively evaluated	5,009	711	1,108	6,828
Total	$5,660	$732	$1,118	$7,510

The following tables provide additional detail of impaired loans broken out according to class as of December 31, 2017, 2016 and 2015. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

December 31, 2017				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial installment	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial installment	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

December 31, 2016				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	2,324	2,570	-	4,368	37
Consumer real estate	329	329	-	291	1
Consumer installment	14	14	-	9	-
Total	$2,667	$2,913	$-	$4,668	$38

Continued:

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with a related allowance:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	2,726	2,726	343	2,832	127
Consumer real estate	556	669	308	733	14
Consumer installment	26	27	21	32	-
Total	$3,461	$3,575	$682	$3,841	$150

Total Impaired Loans:
Commercial installment	$153	$153	$10	$244	$9
Commercial real estate	5,050	5,296	343	7,200	164
Consumer real estate	885	998	308	1,024	15
Consumer installment	40	41	21	41	-
Total Impaired Loans	$6,128	$6,488	$682	$8,509	$188

December 31, 2015				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial installment	$-	$-	$-	$2	$-
Commercial real estate	5,790	5,828	-	5,099	50
Consumer real estate	223	223	-	205	-
Consumer installment	7	7	-	8	-
Total	$6,020	$6,058	$-	$5,314	$50

Impaired loans with a related allowance:
Commercial installment	$306	$306	$50	$264	$14
Commercial real estate	2,927	2,927	444	2,891	132
Consumer real estate	842	842	438	1,152	15
Consumer installment	32	32	25	31	-
Total	$4,107	$4,107	$957	$4,338	$161

Total Impaired Loans:
Commercial installment	$306	$306	$50	$266	$14
Commercial real estate	8,717	8,755	444	7,990	182
Consumer real estate	1,065	1,065	438	1,357	15
Consumer installment	39	39	25	39	-
Total Impaired Loans	$10,127	$10,165	$957	$9,652	$211

We acquired loans with deteriorated credit quality in a 2014 acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the acquisition as of July 1, 2014, the closing date of the transaction:

	July 1, 2014
	(In thousands)
	Commercial, financial and agricultural	Mortgage- Commercial	Mortgage- Residential	Commercial and other	Total
Contractually required payments	$1,519	$29,648	$7,933	$976	$40,076
Cash flows expected to be collected	1,570	37,869	9,697	1,032	50,168
Fair value of loans acquired	1,513	28,875	7,048	957	38,393

Total outstanding acquired impaired loans were $2,020,769 as of December 31, 2017. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows for the year ended December 31, 2017 (In thousands):

	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$894	$1,305
Accretion	(58)	58
Payments received, net	-	(178)
Balance at end of period	$836	$1,185

The following tables provide additional detail of troubled debt restructurings (TDRs) during the twelve months ended December 31, 2017, 2016 and 2015.

	December 31, 2017
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
	(In thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	526	494	4	17
Consumer real estate	66	64	1	4
Consumer installment	-	-	-	-
Total	$592	$558	5	$21

December 31, 2016
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
(In thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	296	269	1	13
Consumer real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$296	$269	1	$13

	December 31, 2015
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
	(In thousands except number of loans)

Commercial installment	$-	$-	-	$-
Commercial real estate	499	492	2	10
Consumer real estate	45	40	1	-
Consumer installment	-	-	-	-
Total	$544	$532	3	$10

The TDRs presented above increased the allowance for loan losses and resulted in charge-offs of $0, $208,000 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

The balance of troubled debt restructurings at December 31, 2017, 2016 and 2015, was $6.9 million, $4.1 million and $6.9 million, respectively, calculated for regulatory reporting purpose. As of December 31, 2017, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

During the twelve month periods ended December 31, 2017, 2016 and 2015, the terms of 5, 1 and 3 loans, respectively, were modified as TDRs. The modifications included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these nor were any of these loans written down.

	December 31, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total
Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	3,701,710	91,734	-	1,024,442	4,817,886
Consumer real estate	1,012,396	89,476	-	986,803	2,088,675
Consumer installment	-	-	5,188	18,319	23,507
Total	$4,714,106	$181,210	$5,188	$2,029,564	$6,930,068
Allowance for loan losses	$99,695	$21,610	$5,188	$27,241	$153,734

	December 31, 2016
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total

Commercial installment	$150,509	$-	$-	$-	$150,509
Commercial real estate	2,463,484	-	-	1,101,279	3,564,763
Consumer real estate	153,695	89,996	-	122,450	366,141
Consumer installment	5,898	-	-	23,594	29,492
Total	$2,773,586	$89,996	$-	$1,247,323	$4,110,905
Allowance for loan losses	$124,484	$-	$-	$40,165	$164,649

	December 31, 2015
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total

Commercial installment	$206,237	$-	$-	$50,221	$256,458
Commercial real estate	1,823,217	-	-	2,933,287	4,756,504
Consumer real estate	721,110	-	-	1,134,816	1,855,926
Consumer installment	7,894	-	-	29,435	37,329
Total	$2,758,458	$-	$-	$4,147,759	$6,906,217
Allowance for loan losses	$106,028	$-	$-	$197,338	$303,366

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	December 31, 2017
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans

Real Estate-construction	$192	$27	$92	$311	$183,328
Real Estate-mortgage	2,656	176	2,692	5,524	385,099
Real Estate-nonfarm nonresidential	1,487	82	1,724	3,293	467,484
Commercial	393	-	1,120	1,513	165,780
Lease financing receivable	-	-	-	-	2,450
Obligations of states and
subdivisions	-	-	-	-	3,109
Consumer	57	-	46	103	18,056
Total	$4,785	$285	$5,674	$10,744	$1,225,306

	December 31, 2016
	(In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans

Real Estate-construction	$204	$96	$658	$958	$109,394
Real Estate-mortgage	2,745	102	1,662	4,509	289,640
Real Estate- nonfarm nonresidential	269	-	909	1,178	314,359
Commercial	9	-	2	11	129,423
Lease finance receivable	-	-	-	-	2,204
Obligations of states and
subdivisions	-	-	-	-	6,698
Consumer	22	-	33	55	15,336
Total	$3,249	$198	$3,264	$6,711	$867,054

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

Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

				Commercial,
(In thousands) December 31, 2017	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$763,572	$226,178	$28,482	$166,819	$1,185,051
Special Mention	15,987	680	-	2,908	19,575
Substandard	14,979	4,622	80	1,905	21,586
Doubtful	94	-	-	23	117
Subtotal	794,632	231,480	28,562	171,655	1,226,329
Less:
Unearned Discount	710	65	-	248	1,023
Loans, net of unearned discount	$793,922	$231,415	$28,562	$171,407	$1,225,306

				Commercial,
December 31, 2016	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Financial and Agriculture	Total

Pass	$522,949	$174,325	$21,278	$134,235	$852,787
Special Mention	376	237	-	618	1,231
Substandard	11,873	1,336	79	208	13,496
Doubtful	-	200	-	40	240
Subtotal	535,198	176,098	21,357	135,101	867,754
Less:
Unearned Discount	378	60	-	262	700
Loans, net of unearned discount	$534,820	$176,038	$21,357	$134,839	$867,054

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	2017	2016
Premises:
Land	$17,242,999	$10,566,139
Buildings and improvements	31,931,767	27,463,504
Equipment	12,546,553	10,436,712
Construction in progress	1,070,775	779,833
	62,792,094	49,246,188
Less accumulated depreciation and amortization	16,366,063	14,621,836
	$46,426,031	$34,624,352

The amounts charged to operating expense for depreciation were $2,046,005, $1,653,663 and $1,645,081 in 2017, 2016 and 2015, respectively.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more as of December 31, 2017, and as of December 31, 2016, was $71,596,093 and $60,219,749 respectively.

At December 31, 2017, the scheduled maturities of time deposits included in interest-bearing deposits were as follows (In thousands):

Year	Amount

2018	$152,550
2019	89,431
2020	15,667
2021	9,212
2022	16,416
Thereafter	-
$283,276

NOTE H - BORROWED FUNDS

Borrowed funds consisted of the following:

	2017	2016

Reverse Repurchase Agreement	$-	$5,000,000
FHLB advances	88,072,294	48,000,000
First Tennessee Bank	16,000,000	16,000,000
	$104,072,294	$69,000,000

Advances from the FHLB have maturity dates ranging from January 2018 through June 2019. Interest is payable monthly at rates ranging from .95% to 4.72%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. At December 31, 2017, FHLB advances available and unused totaled $445,799,187.

Future annual principal repayment requirements on the borrowings from the FHLB at December 31, 2017, were as follows:

Year	Amount

2018	$77,572,294
2019	10,500,000
2020	-
2021	-
Total	$88,072,294

As of December 31, 2016, reverse repurchase agreements consisted of one $5,000,000 agreement. The agreement was secured by securities with a fair value of $5,470,105 at December 31, 2016. On September 25, 2017, the underlying securities were repurchased and the agreement was terminated.

The Company entered into a loan agreement with First Tennessee Bank for a $20 million revolving line of credit. The maturity date is December 5, 2018. The interest rate will be at a rate of 2.50% over the LIBOR Rate. The Company executed a negative pledge agreement to which it agreed not to pledge any capital stock of the Bank so long as any indebtedness is outstanding under the line of credit. The loan agreement includes covenants that require the Company to maintain key financial ratios above or below a stated benchmark level and prohibit the Company from incurring loans other than those permitted by the loan agreement without prior written consent of the lender.

NOTE I – LEASE OBLIGATIONS

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $602,000, $577,000 and $530,000 as of December 31, 2017, 2016 and 2015, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $708,000 and $879,000 at December 31, 2017 and 2016, respectively (included in other liabilities). This lease has a remaining term of 4 years at December 31, 2017. Assets related to the capital lease are included in premises and the cost consists of $2,675,000 less accumulated depreciation of approximately $1,651,000 and $1,390,000 at December 31, 2017 and 2016, respectively. The second capital lease agreement had an outstanding balance of $161,000 at December 31, 2017. This lease has a remaining term of two years at December 31, 2017. Assets related to the capital lease are included in premises and the cost consists of $266,000 less accumulated depreciation of approximately $22,000, and $12,000 at December 31, 2017 and 2016, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2017, were as follows:

	Operating Leases	Capital Leases
	(In thousands)

2018	536	275
2019	440	275
2020	317	191
2021	197	175
2022	146	-
Thereafter	312	-

Total Minimum Lease Payments	$1,948	$916

Less: Amount representing interest		(47)

Present value of minimum lease payments		$869

NOTE J - REGULATORY MATTERS

The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

To ensure capital adequacy, quantitative measures have been established by regulators, and these require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), Tier I capital to adjusted total assets (leverage) and common equity Tier 1. Management believes, as of December 31, 2017, that the Company and its subsidiary bank exceeded all capital adequacy requirements.

In 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. The final rule includes a new minimum ratio of common equity Tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios were effective on January 1, 2015, and will be fully phased in on January 1, 2019.

At December 31, 2017 and 2016, the subsidiary bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier I risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier I leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization. The actual capital amounts and ratios at December 31, 2017 and 2016 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

(Dollars in thousands)	Company		Subsidiary
	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio
December 31, 2017
Total risk-based	$217,157	15.5%	$211,338	15.1%
Common equity Tier 1	199,170	14.2%	203,050	14.5%
Tier I risk-based	208,869	14.9%	203,050	14.5%
Tier I leverage	208,869	11.7%	203,050	11.4%

December 31, 2016
Total risk-based	$157,557	15.5%	$172,572	17.0%
Common equity Tier 1	140,747	13.8%	165,062	16.2%
Tier I risk-based	150,047	14.7%	165,062	16.2%
Tier I leverage	150,047	11.9%	165,062	13.1%

The minimum amounts of capital and ratios as established by banking regulators at December 31,2017, and 2016, were as follows: (Dollars in thousands)

	Company		Subsidiary
	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio
December 31, 2017
Total risk-based	$111,933	8.0%	$111,789	8.0%
Common equity Tier 1	62,962	4.5%	62,882	4.5%
Tier I risk-based	83,949	6.0%	83,842	6.0%
Tier I leverage	71,362	4.0%	71,290	4.0%

December 31, 2016
Total risk-based	$81,504	8.0%	$81,391	8.0%
Common equity Tier 1	45,846	4.5%	45,782	4.5%
Tier I risk-based	61,128	6.0%	61,043	6.0%
Tier I leverage	50,412	4.0%	50,364	4.0%

The Company’s dividends, if any, are expected to be made from dividends received from its subsidiary bank. The OCC limits dividends of a national bank in any calendar year to the net profits of that year combined with the retained net profits for the two preceding years.

NOTE K - INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$408,086	$3,363,290	$2,484,372
State	100,861	577,401	473,037
Deferred (In 2017, includes $2,080,747 due to	6,445,865	(10,352)	255,638
Tax Cut and Jobs Act)	$6,954,812	$3,930,339	$3,213,047

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%

Income taxes at statutory rate	$6,149,951	35%	$4,917,159	35%	$4,083,995	34%
Tax-exempt income	(1,154,595)	(6)%	(927,506)	(7)%	(831,141)	(7)%
Nondeductible expenses	233,925	1%	130,609	1%	161,176	1%
State income tax, net of federal tax effect	65,560	-	375,311	3%	307,951	3%
Tax credits, net	(331,080)	(2)%	(308,684)	(2)%	(295,800)	(2)%
Deferred tax adjustment due to Tax Cuts and Job Act	2,080,747	12%	-	-	-	-
Other, net	(89,696)	-	(256,550)	(2)%	(213,134)	(2)%
	$6,954,812	40%	$3,930,339	28%	$3,213,047	27%

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S corporate income tax rate, the Company reevaluated its ending net deferred tax asset as of December 31,2017 and recognized a tax expense of approximately $2.1 million.

The components of deferred income taxes included in the consolidated financial statements were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,096,866	$2,897,479
Net operating loss carryover	1,500,867	2,315,140
Non-accrual loan interest	344,187	35,208
Other real estate	842,797	272,598
Unrealized loss on available-for-sale securities	150,298	642,629
Other	965,766	1,184,474
	5,900,781	7,347,528
Deferred tax liabilities:
Securities	(43,400)	(115,737)
Premises and equipment	(315,550)	(449,136)
Core deposit intangible	(204,103)	(231,845)
Goodwill	(989,011)	(1,228,960)
	(1,552,064)	(2,025,678)
Net deferred tax asset, included in other assets	$4,348,717	$5,321,850

With the acquisition of Wiggins in 2006, Baldwin in 2013, Bay in 2014 and Gulf Coast in 2017, the Company assumed federal tax net operating loss carryovers. These net operating losses are available to the Company and expire as follows :

Years	Amounts
2018	$551,818
2019	396,985
2020-2032	4,464,304
2033	281,800
2034	147,617
2035-2036	92,114
$5,934,638

The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2017, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2014. In February 2017, the Company was notified that its federal income tax return for 2014 was to be examined by the Internal Revenue Service. The examination was completed during 2017 with no findings.

NOTE L - EMPLOYEE BENEFITS

The Company and the Bank provide a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $512,800 in 2017, $339,200 in 2016 and $287,055 in 2015.

The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2017, the ESOP held 5,728 shares of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $3,675 for 2017, $5,346 for 2016 and $25,506 for 2015.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, will be accrued by the Company at such retirement date. The Company accrued to expense $241,937 for 2017 and $194,164 for 2016 and $88,992 for 2015 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

Upon the acquisition of Iberville Bank, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2017, the total liability of the deferred compensation agreements was $1,189,456. Deferred compensation expense totaled $31,309 for 2017.

NOTE M - STOCK PLANS

In 2007, the Company adopted the 2007 Stock Incentive Plan.  The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share.  In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares.  During the year ended December 31, 2015, 69,327 restricted stock awards were granted under the Plan. During the year ended December 31, 2016, 61,247 restricted stock awards were granted under the Plan. During the year ended December 31, 2017, 84,286 restricted stock awards were granted under the Plan and no stock awards were forfeited due to separation. During 2017, 11,867 shares were repurchased for payment of taxes. During 2016, 9,895 shares were repurchased and during 2015, 6,324 shares were repurchased for payment of taxes. The weighted average grant-date fair value for these shares was $27.71 per share. Compensation costs in the amount of $866,558 was recognized for the year ended December 31, 2017, $772,311 was recognized for the year ended December 31, 2016 and $721,124 for the year ended December 31, 2015. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the three or five year vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends, which are held until vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company). As of December 31, 2017, there was approximately $3,012,598 of unrecognized compensation expense related to this Plan. The expense is expected to be recognized over the remaining term of the vesting period (approximately 4 years).

NOTE N - SUBORDINATED DEBENTURES

On June 30, 2006, the Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $4,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities were redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. On July 27, 2007, the Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the provisions of ASC Topic 810, Consolidation, the trusts are not included in the consolidated financial statements.

NOTE O - TREASURY STOCK

Shares held in treasury totaled 26,494 at December 31, 2017, 2016, and 2015.

NOTE P - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. Such loans amounted to approximately $15,137,000 and $15,788,000 at December 31, 2017 and 2016, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2017, is summarized as follows (in thousands):

Loans outstanding at beginning of year	$15,788
New loans	250
Repayments	(901)
Loans outstanding at end of year	$15,137

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. The subsidiary bank had outstanding letters of credit of $8,207,000 and $1,742,000 at December 31, 2017 and 2016, respectively, and had made loan commitments of approximately $281,381,000 and $220,252,000 at December 31, 2017 and 2016, respectively.

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2017, nor are any significant losses as a result of these transactions anticipated.

The primary market areas served by the Bank are Forrest, Lamar, Jones, Pearl River, Jackson, Hancock, Stone, Harrison Counties within South Mississippi, Madison County in Central Mississippi, as well as Washington Parish, St. Tammany Parish, Plaquemine Parish and East Baton Rouge Parish in Louisiana, Baldwin and Mobile Counties in South Alabama, and Escambia County in Northwestern Florida. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2017, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

In the normal course of business, the Company and its subsidiary are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE R - FAIR VALUES OF ASSETS AND LIABILITIES

The Company follows the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, that establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The guidance defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with the guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets.

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the Company’s available-for-sale securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2017 and 2016 (In thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017

Obligations of U.S. Government agencies	$4,992	$-	$4,992	$-
Municipal securities	138,584	-	138,584	-
Mortgage-backed securities	196,578	-	196,578	-
Corporate obligations	15,819	-	13,250	2,569
Other	920	920	-	-
Total	$356,893	$920	$353,404	$2,569

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016

Obligations of U.S. Government agencies	$9,045	$-	$9,045	$-
Municipal securities	98,822	-	98,822	-
Mortgage-backed securities	114,289	-	114,289	-
Corporate obligations	20,110	-	17,869	2,241
Other	940	940	-	-
Total	$243,206	$940	$240,025	$2,241

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

(In thousands)	Bank-Issued Trust Trust Preferred Securities
	2017	2016	2015
Balance of recurring Level 3 assets at January 1	$2,241	$2,557	$2,801
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Unrealized income (loss) included in comprehensive Income	328	(316)	(244)
Balance of recurring Level 3 assets at December 31	$2,569	$2,241	$2,557

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2017	$2,569	Discounted cash flow	Discount rate	2.07% - 3.77%
December 31, 2016	$2,241	Discounted cash flow	Discount rate	1.50% - 3.34%
December 31, 2015	$2,557	Discounted cash flow	Discount rate	1.08% - 2.77%

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discounts existing at origination or acquisition of the loan. Impaired loans are classified within Level 2 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate owned measured at fair value on a non-recurring basis at December 31, 2017, amounted to $7,158,409. Other real estate owned is classified within Level 2 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2017 and 2016 (In thousands).

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017

Impaired loans	$10,574	$-	$10,574	$-
Other real estate owned	7,158	-	7,158	-

December 31, 2016

Impaired loans	$6,128	$-	$6,128	$-
Other real estate owned	6,007	-	6,007	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment in securities available-for-sale and held-to-maturity – The fair value measurement for securities available-for-sale was discussed earlier. The same measurement approach was used for securities held-to-maturity and other securities.

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

Deposits – The fair values of demand deposits are, as required by ASC Topic 825, equal to the carrying value of such deposits. Demand deposits include non-interest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

As of December 31, 2017			Fair Value Measurements
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$91,922	$91,922	$91,922	$-	$-
Securities available-for-sale	356,893	356,893	920	353,404	2,569
Securities held-to-maturity	6,000	7,398	-	7,398	-
Other securities	9,969	9,969	-	9,969	-
Loans, net	1,221,808	1,238,525	-	-	1,238,525
Bank-owned life insurance	27,054	27,054	-	27,054	-

Liabilities:
Non-interest-bearing deposits	$301,989	$301,989	$-	$301,989	$-
Interest-bearing deposits	1,168,576	1,165,682	-	1,165,682	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	104,072	104,072	-	104,072	-

As of December 31, 2017			Fair Value Measurements
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$62,119	$62,119	$62,119	$-	$-
Securities available-for-sale	243,206	243,206	940	240,025	2,241
Securities held-to-maturity	6,000	7,394	-	7,394	-
Other securities	6,593	6,593	-	6,593	-
Loans, net	865,424	883,161	-	-	883,161
Bank-owned life insurance	21,250	21,250	-	21,250	-

Liabilities:
Non-interest-bearing deposits	$202,478	$202,478	$-	$202,478	$-
Interest-bearing deposits	836,713	835,658	-	835,658	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	69,000	69,000	-	69,000	-

NOTE S - PREFERRED STOCK

Pursuant to the terms of a letter agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company issued 17,123 CDCI Preferred Shares.

The Letter Agreement contains limitations on the payment of dividends on the common stock to no more than 100% of the aggregate per share dividend and distributions for the immediate prior fiscal year (dividends were declared and paid in 2011 through 2016) and on the Company’s ability to repurchase its common stock in the event of a non-payment of our dividend, and continues to subject the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (EESA), as previously disclosed by the Company. The CDCI Preferred Shares entitle the holder to an annual dividend of 2% for 8 years of the liquidation value of the shares, payable quarterly in arrears.

On May 13, 2015, The First Bancshares, Inc. (the “Company”) entered into a Letter Agreement (the “Letter Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company redeemed the Warrant to purchase up to 54,705 shares of the Company’s common stock, no par value per share (the “Common Stock”) issued to Treasury on February 6, 2009 under the Capital Purchase Program. In connection with this redemption, on May 13, 2015, the Company paid Treasury an aggregate redemption price of $302,410.

On December 6, 2016, the Company repurchased all 17,123 shares of its CDCI Preferred Shares at fair market value of $15,925,000, which equated to a discount of 7% to par, or $1,198,000.

On October 14, 2016, the Company issued 3,563,380 shares of Series E Convertible Preferred Stock at $17.75 per share in a private placement offering and received approximately $59,744,000 in net proceeds after offering expenses of $3,506,000. The net proceeds from this private placement were used to finance the Iberville Bank acquisition and pay related expenses, to support our capital ratios in connection with the Iberville Bank acquisition and Gulf Coast Community Bank acquisition, and for general corporate purposes. All 3,563,380 shares of the Series E Convertible Preferred Stock were converted into 3,563,380 shares of common stock on January 4, 2017, following shareholder approval. Dividends were declared and paid on the Series E Convertible Preferred Stock.

NOTE T – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued.

On March 1, 2018, the Company completed its acquisition of Southwest Banc Shares, Inc., (“Southwest”), and immediately thereafter merged First Community Bank with and into The First. The Company paid a total consideration of approximately $60.0 million in stock and cash. At December 31, 2017, First Community Bank had $400.6 million in total assets.

In connection with the acquisition, preliminarily, the Company expects to record approximately $26.3 million of goodwill and $3.3 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired the $278 million loan portfolio at an estimated fair value discount of $4.4 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $3.6 million for the twelve month period ended December 31, 2017. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred.

The following unaudited pro-forma financial information for the year ended December 31, 2017, gives effect to the acquisition as if the acquisition had occurred on January 1, 2017. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition been effective as of this date.

(In thousands)	Pro-Forma
December 31, 2017
(unaudited)

Net interest income	$73,250
Non-interest income	17,481
Total revenue	90,731
Income before income taxes	$17,930

Supplemental pro-forma earnings for 2017 were adjusted to exclude acquisition costs incurred during 2017.

To fund the cash portion of the purchase price for the Company’s announced acquisition of Southwest, to fund other potential future acquisitions, and for general corporate purposes, including the repayment of debt and to support organic growth, the Company completed a sale in October, 2017, of an aggregate of 2,012,500 shares of its common stock in a public offering. Net proceeds after underwriting discounts and estimated expenses were approximately $55.2 million.

On December 6, 2017, the Company entered into an Agreement and Plan of Merger with Sunshine Financial, Inc. (“Sunshine”), parent company of Sunshine Community Bank, whereby Sunshine will be merged with and into the Company (the “Sunshine Merger”). Sunshine’s wholly owned subsidiary bank, Sunshine Community Bank, (“Sunshine Community Bank”) will be merged with and into The First immediately following the Sunshine Merger. At December 31, 2017, Sunshine Community Bank had total assets of approximately $200.7 million. This transaction is expected to close in the second quarter of 2018, subject to shareholder approval. Regulatory approval was received February 27, 2018.

NOTE U - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follow.

Condensed Balance Sheets

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$20,435,721	$69,158
Investment in subsidiary bank	226,648,005	179,541,693
Investments in statutory trusts	310,000	310,000
Other	1,480,791	1,112,514
	$248,874,517	$181,033,365
Liabilities and Stockholders’ Equity:
Subordinated debentures	$10,310,000	$10,310,000
Advances from First Tennessee Bank	16,000,000	16,000,000
Other	96,597	196,658
Stockholders’ equity	222,467,920	154,526,707
	$248,874,517	$181,033,365

Condensed Statements of Income

	Years Ended December 31,
	2017	2016	2015
Income:
Interest and dividends	$8,296	$6,680	$5,573
Dividend income	3,675,000	2,875,000	1,650,000
Other	51,030	-	-
	3,734,326	2,881,680	1,655,573
Expenses:
Interest on borrowed funds	859,823	222,152	185,351
Legal and professional	1,097,590	910,214	295,637
Other	1,349,143	1,240,863	833,502
	3,306,556	2,373,229	1,314,490
Income before income taxes and equity in undistributed income of subsidiary	427,770	508,451	341,083
Income tax benefit	1,222,012	835,757	487,853
Income before equity in undistributed income of Subsidiary	1,649,782	1,344,208	828,936
Equity in undistributed income of subsidiary	8,966,694	8,774,479	7,969,766

Net income	$10,616,476	$10,118,687	$8,798,702

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$10,616,476	$10,118,687	$8,798,702
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(8,966,694)	(8,774,479)	(7,969,766)
Restricted stock expense	866,558	772,311	721,124
Gain on disposition of CVR	(51,030)	-	-
Other, net	(624,261)	(669,047)	151,251
Net cash provided by operating activities	1,841,049	1,447,472	1,701,311

Cash flows from investing activities:
Investment in subsidiary bank	(35,000,000)	(60,000,000)	-
Outlays for acquisitions	-	-	(35,709)
Net cash used in investing activities	(35,000,000)	(60,000,000)	(35,709)

Cash flows from financing activities:
Dividends paid on common stock	(1,415,524)	(782,936)	(778,428)
Dividends paid on preferred stock	-	(452,305)	(342,460)
Repurchase of restricted stock for payment of Taxes	(329,587)	(176,112)	(92,390)
Repurchase of warrants	-	-	(302,410)
Net proceeds from issuance of 3,563,380 shares	-	59,744,418	-
Net proceeds from issuance of 2,012,500 shares	55,270,625
Repayment of CDCI Preferred Shares	-	(15,925,000)	-
Proceeds of borrowed funds	-	16,000,000	-
Net cash provided by (used in) financing Activities	53,525,514	58,408,065	(1,515,688)

Net increase (decrease) in cash and cash Equivalents	20,366,563	(144,463)	149,914
Cash and cash equivalents at beginning of year	69,158	213,621	63,707

Cash and cash equivalents at end of year	$20,435,721	$69,158	$213,621

NOTE V - OPERATING SEGMENTS

The Company is considered to have three principal business segments in 2017, 2016, and 2015, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company. (In thousands)

	Year Ended December 31, 2017
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$65,118	$943	$8	$66,069
Interest expense	6,048	1	860	6,909
Net interest income (loss)	59,070	942	(852)	59,160
Provision (credit) for loan losses	475	31	-	506
Net interest income (loss) after provision for loan losses	58,595	911	(852)	58,654
Non-interest income	9,807	4,505	51	14,363
Non-interest expense	49,143	3,857	2,446	55,446

Income (loss) before income taxes	19,259	1,559	(3,247)	17,571
Income tax (benefit) expense	7,740	437	(1,222)	6,955
Net income (loss)	$11,519	$1,122	$(2,025)	$10,616

Total Assets	$1,758,778	$32,234	$22,226	$1,813,238
Net Loans	1,196,365	25,443	-	1,221,808

	Year Ended December 31, 2016
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$43,785	$812	$7	$44,604
Interest expense	3,679	414	222	4,315
Net interest income (loss)	40,106	398	(215)	40,289
Provision (credit) for loan losses	667	(42)	-	625
Net interest income (loss) after provision for loan losses	39,439	440	(215)	39,664
Non-interest income	6,989	4,258	-	11,247
Non-interest expense	31,369	3,342	2,151	36,862
Income (loss) before income taxes	15,059	1,356	(2,366)	14,049
Income tax (benefit) expense	4,386	380	(836)	3,930
Net income (loss)	$10,673	$976	$(1,530)	$10,119

Total Assets	$1,254,476	$21,400	$1,491	$1,277,367
Net Loans	851,947	13,477	-	865,424

	Year Ended December 31, 2015
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$39,422	$774	$6	$40,202
Interest expense	2,727	296	185	3,208
Net interest income (loss)	36,695	478	(179)	36,994
Provision for loan losses	410	-	-	410
Net interest income (loss) after provision for loan losses	36,285	478	(179)	36,584
Non-interest income	6,513	1,075	-	7,588
Non-interest expense	29,786	1,245	1,129	32,160
Income (loss) before income taxes	13,012	308	(1,308)	12,012
Income tax (benefit) expense	3,618	82	(487)	3,213
Net income (loss)	$9,394	$226	$(821)	$8,799
Total Assets	$1,123,240	$20,681	$1,210	$1,145,131
Net Loans	755,077	14,665	-	769,742

NOTE W - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2017
Total interest income	$15,753	$16,464	$16,708	$17,143
Total interest expense	1,585	1,629	1,773	1,922
Net interest income	14,168	14,835	14,935	15,221
Provision for loan losses	46	248	90	122
Net interest income after provision for loan losses	14,122	14,587	14,845	15,099
Total non-interest income	3,391	3,757	3,658	3,556
Total non-interest expense	16,095	15,070	11,888	12,390
Income tax expense	296	908	1,901	3,851
Net income applicable to common Stockholders	$1,122	$2,366	$4,714	$2,414
Per common share:
Net income, basic	$.12	$.26	$.52	$.23
Net income, diluted	.12	.26	.51	.23
Cash dividends declared	.0375	.0375	.0375	.0375

2016
Total interest income	$10,596	$10,871	$11,269	$11,868
Total interest expense	922	1,016	1,202	1,176
Net interest income	9,674	9,855	10,067	10,692
Provision for loan losses	190	204	143	88
Net interest income after provision for loan losses	9,484	9,651	9,924	10,604
Total non-interest income	2,484	2,961	3,099	2,705
Total non-interest expense	8,395	8,921	9,416	10,132
Income tax expense	969	1,042	1,049	870
Net income	2,604	2,649	2,558	2,307
Preferred dividends	85	86	86	195
Net income applicable to common Stockholders	$2,519	$2,563	$2,472	$2,112
Per common share:
Net income, basic	$.47	$.47	$.46	$.39
Net income, diluted	.46	.47	.45	.26
Cash dividends declared	.0375	.0375	.0375	.0375

100

2015
Total interest income	$9,683	$10,022	$10,080	$10,417
Total interest expense	804	806	793	804
Net interest income	8,879	9,216	9,287	9,613
Provision for loan losses	150	-	250	10
Net interest income after provision for loan losses	8,729	9,216	9,037	9,603
Total non-interest income	1,850	1,854	1,982	1,903
Total non-interest expense	7,818	8,092	7,977	8,275
Income tax expense	732	793	815	873
Net income	2,029	2,185	2,227	2,358
Preferred dividends and stock accretion	85	86	86	85
Net income applicable to common Stockholders	$1,944	$2,099	$2,141	$2,273
Per common share:
Net income, basic	$.36	$.39	$.40	$.42
Net income, diluted	.36	.39	.39	.42
Cash dividends declared	.0375	.0375	.0375	.0375

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2017, no changes have occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on this evaluation, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2017.

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

/s/ M. Ray (Hoppy) Cole, Jr.	/s/ Dee Dee Lowery
CEO and President	Executive VP and Chief Financial Officer
March 16, 2018	March 16, 2018

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The First Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2017, based on criteria established in Internal Control ̶ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control  ̶  Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

To the Board of Directors and Shareholders of

The First Bancshares, Inc.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ T. E. Lott & Company

Columbus, Mississippi
March 16, 2018

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER, AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 24, 2018, which proxy materials will be filed with the SEC on or about April 11, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 24, 2018, which proxy materials will be filed with the SEC on or about April 11, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 24, 2018, which proxy materials will be filed with the SEC on or about April 11, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 24, 2018, which proxy materials will be filed with the SEC on or about April 11, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 24, 2018, which proxy materials will be filed with the SEC on or about April 11, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.

Consolidated balance sheets – December 31, 2017 and 2016

Consolidated statements of income – Years ended December 31, 2017, 2016, and 2015

Consolidated statements of other comprehensive income – Years ended December 31, 2017, 2016, and 2015

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2017, 2016 and 2015

Consolidated statements of cash flows –Years ended December 31, 2017, 2016, and 2015

Notes to consolidated financial statements – December 31, 2017, 2016, and 2015

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

(a) 3. Exhibits:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 12, 2016, by and among The First Bancshares, Inc., The First, A National Banking Association, and Gulf Coast Community Bank (incorporated herein by reference to Exhibit 1.2 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016).

2.2	Stock Purchase Agreement, dated October 12, 2016, by and between The First Bancshares, Inc. and A. Wilbert’s Sons Lumber and Shingle Co. (incorporated herein by reference to Exhibit 1.1 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016).

2.3	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Southwest Banc Shares, Inc., dated October 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the First Bancshares’ Quarterly Report filed on November 9, 2017).

2.4	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Sunshine Financial, Inc., dated December 6, 2017.*

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the First Bancshares’ Current Report on Form 8-K filed on July 28, 2016).

3.2	Amended and Restated Bylaws of The First Bancshares, Inc., effective as of March 17, 2016 (incorporated herein by reference to Exhibit 3.2 to the First Bancshares’ Current Report on Form 8-K filed on March 18, 2016).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated herein by reference to Exhibit 3.1 to The First Bancshares’ Current Report on Form 8-K filed on July 28, 2016 and to Exhibit 3.2 to The First Bancshares’ Current Report on Form 8-K filed on March 18, 2016).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017).

10.1	Securities Purchase Agreement between the Company and the Purchasers provided therein, dated October 12, 2016 (incorporated herein by reference to Exhibit 1.3 to The First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

10.2	Registration Rights Agreement between the Company and the Purchasers provided therein, dated October 12, 2016 (incorporated herein by reference to Exhibit 1.4 to the First Bancshares’ Current Report on Form 8-K filed on October 14, 2016)

10.3	Securities Purchase Agreement, dated as of December 6, 2016, by and between the United States Department of the Treasury and the Company. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement No. 333-215157 on Form S-1 filed on December 16, 2016).

10.4	Employment Agreement dated May 31, 2011, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.5 of The First Bancshares' Annual Report on Form 10-K filed on March 29, 2012)

10.5	Change in Control Agreement dated as of February 1, 2017 between the Company and Dee Dee Lowery (incorporated herein by reference to Exhibit 10.1 of The First Bancshares’ Current Report on Form 8-K filed on February 6, 2017).+

10.6	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to The First Bancshares’ Registration Statement No. 333-171996 on Form S-8 filed on February 1, 2011).+

10.7	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 (incorporated herein by reference to Exhibit 10.6 to The First Bancshares Annual Report on Form 10-K filed on March 30, 2016).+

10.8	Loan Agreement, dated as of December 5, 2016, by and between the Company, as Borrower, and First Tennessee Bank National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).

10.9	Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.10	Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11	Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.12	Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan

21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of T.E. Lott & Company.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of M. Ray (Hoppy) Cole, Jr.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Dee Dee Lowery.*

32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

**Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 16, 2018	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 16, 2018	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 16, 2018
/s/ Rodney D. Bennett	Director	March 16, 2018
/s/ David W. Bomboy	Director	March 16, 2018
/s/ Charles R. Lightsey	Director	March 16, 2018
/s/ Fred McMurry	Director	March 16, 2018
/s/ Thomas E. Mitchell	Director	March 16, 2018
/s/ Ted E. Parker	Director	March 16, 2018
/s/ J. Douglas Seidenburg	Director	March 16, 2018
/s/ Andrew D. Stetelman	Director	March 16, 2018
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 16, 2018
(Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer	March 16, 2018
(Principal Financial and Accounting Officer)

