Form 10-Q
period 2018-03-31
FIRST BANCSHARES INC /MS/
filed 2018-05-10
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Yes  ☑                 No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $1.00 par value, 13,092,447 shares issued and 13,065,953 outstanding as of May 4, 2018.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2018	2017
ASSETS

Cash and due from banks	$93,624	$42,980
Interest-bearing deposits with banks	51,592	48,466
Federal funds sold	17,305	475

Total cash and cash equivalents	162,521	91,921

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	424,620	356,893
Other securities	11,308	9,969

Total securities	441,928	372,862

Loans held for sale	2,538	4,790
Loans	1,516,579	1,225,306
Allowance for loan losses	(8,659)	(8,288)

Loans, net	1,510,458	1,221,808

Interest receivable	8,027	6,705
Premises and equipment	57,430	46,426
Cash surrender value of bank-owned life insurance	33,137	27,054
Goodwill	47,657	19,960
Other real estate owned	7,357	7,158
Other assets	30,898	19,344

TOTAL ASSETS	$2,299,413	$1,813,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$414,142	$301,989
Interest-bearing	1,577,502	1,168,576

TOTAL DEPOSITS	1,991,644	1,470,565

Interest payable	490	353
Borrowed funds	29,034	104,072
Subordinated debentures	10,310	10,310
Other liabilities	9,396	5,470

TOTAL LIABILITIES	2,040,874	1,590,770

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized; 12,365,986 shares issued at March 31, 2018, and 11,192,401 shares issued at December 31, 2017, respectively	12,366	11,192
Additional paid-in capital	193,302	158,456
Retained earnings	57,124	53,722
Accumulated other comprehensive (loss)	(3,789)	(438)
Treasury stock, at cost, 26,494 shares at March 31, 2018 and at December 31, 2017	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	258,539	222,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,299,413	$1,813,238

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017

INTEREST INCOME:
Interest and fees on loans	$15,985	$13,500
Interest and dividends on securities:
Taxable interest and dividends	1,986	1,536
Tax exempt interest	675	593
Interest on federal funds sold and interest bearing deposits in other banks	112	124

TOTAL INTEREST INCOME	18,758	15,753

INTEREST EXPENSE:
Interest on deposits	1,840	1,158
Interest on borrowed funds	538	427

TOTAL INTEREST EXPENSE	2,378	1,585

NET INTEREST INCOME	16,380	14,168

PROVISION FOR LOAN LOSSES	277	46

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,103	14,122

OTHER INCOME:
Service charges on deposit accounts	2,067	1,771
Other service charges and fees	1,392	1,620

TOTAL OTHER INCOME	3,459	3,391

OTHER EXPENSES:
Salaries and employee benefits	7,789	7,622
Occupancy and equipment	1,293	1,370
Acquisition and integration charges	1,758	3,598
Other	3,757	3,505

TOTAL OTHER EXPENSES	14,597	16,095

INCOME BEFORE INCOME TAXES	4,965	1,418

INCOME TAXES	1,008	296

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$3,957	$1,122

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.34	$0.12
DILUTED	0.34	0.12
DIVIDENDS PER SHARE – COMMON	0.05	0.0375

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)
	Three Months Ended
	March 31,

	2018	2017

Net income per consolidated statements of income	$3,957	$1,122
Other Comprehensive Income:
Unrealized holding gains/ (losses) arising during period on available-for sale securities	(4,484)	2,355
Less reclassification adjustment for gains included in net income	-	-
Unrealized holding gains/ (losses) arising during period on available-for-sale securities	(4,484)	2,355
Income tax benefit(expense)	1,133	(800)
Other comprehensive income (loss)	(3,351)	1,555
Comprehensive Income	$606	$2,677

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total

Balance, January 1, 2017	$9,018	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	1,122	-	-	1,122
Other comprehensive income	-	-	-	1,555	-	1,555
Dividends on common stock, $0.0375 per share	-	-	(344)	-	-	(344)
Issuance of 89,591 common shares for GCCB acquisition	89	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of taxes	(10)	(277)	-	-	-	(287)
Restricted stock grant	74	(74)	-	-	-	-
Compensation expense	-	183	-	-	-	183
Balance, March 31, 2017	$9,171	$104,566	$45,255	$477	$(464)	$159,005

Balance, January 1, 2018	$11,192	$158,456	$53,722	$(438)	$(464)	$222,468
Net income	-	-	3,957	-	-	3,957
Other comprehensive income	-	-	-	(3,351)	-	(3,351)
Dividends on common stock, $0.05 per share	-	-	(555)	-	-	(555)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134	34,871	-	-	-	36,005
Restricted stock grant	52	(52)	-	-	-	-
Restricted stock grants forfeited	(12)	12	-	-	-	-
Expenses associated with common stock issuance	-	(237)	-	-	-	(237)
Compensation expense	-	252	-	-	-	252
Balance, March 31, 2018	$12,366	$193,302	$57,124	$(3,789)	$(464)	$258,539

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,957	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,201	1,052
Provision for loan losses	277	46
Loss on sale/writedown of ORE	33	176
Restricted stock expense	252	183
Increase in cash value of life insurance	(198)	(180)
Federal Home Loan Bank stock dividends	(40)	(13)
Changes in:
Interest receivable	(11)	344
Loans held for sale, net	2,548	502
Interest payable	-	(34)
Other, net	(10,773)	(34)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,754)	3,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	12,942	20,080
Proceeds from sales of securities available-for-sale	16,529	-
Purchases of available-for-sale securities	(36,849)	(35,875)
Redemptions (Purchases) of other securities	551	(610)
Net increase in loans	(21,719)	(35,724)
Net increase in premises and equipment	(1,012)	(2,122)
Purchase of bank-owned life insurance	-	(469)
Proceeds from sale of other real estate owned	893	5,641
Cash received in excess of cash paid for acquisitions	20,903	3,727
NET CASH USED IN INVESTING ACTIVITIES	(7,762)	(45,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	163,797	173,697
Net increase (decrease) in borrowed funds	(81,896)	(44,495)
Dividends paid on common stock	(548)	(335)
Repurchase of restricted stock for payment of taxes	-	(287)
Expenses associated with capital raise	(237)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,116	128,580

NET INCREASE IN CASH	70,600	86,392
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,921	62,119
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,521	$148,511

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	2,241	1,601
LOANS TRANSFERRED TO OTHER REAL ESTATE	473	421
ISSUANCE OF RESTRICTED STOCK GRANTS	52	74
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	-	2,249
STOCK ISSUED IN CONNECTION WITH SOUTHWEST	36,005	-

Also see Note 4 regarding non-cash transactions included in the acquisitions.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At March 31, 2018, the Company had approximately $2.3 billion in assets, $1.5 billion in net loans, $2.0 billion in deposits, and $0.3 billion in stockholders' equity. For the three months ended March 31, 2018, the Company reported net income of $4.0 million. After tax merger related costs of $1.4 million were expensed during the three months ended March 31, 2018.

On February 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Friday, February 5, 2018.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting for those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU NO. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes. The new guidance did not materially impact the Company’s Consolidated Financial Statements.

In February, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows for the reclassification from other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act). The ASU also allows an accounting policy election to reclassify other stranded tax effects that relate to the Act but are not directly related to the change in federal tax rate. This ASU is effective in the first quarter of 2019. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company adopted this ASU in the fourth quarter of 2017 by retrospective application. Upon adoption, the Company made a policy election to reclassify stranded tax effects of approximately $76 thousand from Accumulated Other Comprehensive Income to retained earnings using the specific identification method.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if any change in the value, vesting conditions or classification of the award occurs. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2017-09 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently working with a third party to assess the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on Consolidated Financial Statements.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Southwest Banc Shares, Inc.

On March 1, 2018, the Company completed its acquisition of Southwest Banc Shares, Inc., (“Southwest”), and immediately thereafter merged its wholly-owned subsidiary, First Community Bank, with and into The First. The Company paid a total consideration of approximately $60.0 million to the Southwest shareholders as consideration in the merger which included 1,134,010 shares of Company common stock and $24 million in cash.

In connection with the acquisition, preliminarily, the Company recorded approximately $27.7 million of goodwill and $4.2 million of core deposit intangible. The core deposit intangible is to be expensed over 10 years.

The Company acquired the $274.7 million loan portfolio at an estimated fair value discount of $4.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $1.4 million for the three month period ended March 31, 2018. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)
Purchase price:
Cash and stock	$60,005
Total purchase price	60,005

Identifiable assets:
Cash and due from banks	44,904
Investments	67,150
Loans	269,874
Core deposit intangible	4,177
Personal and real property	10,538
Other assets	1,843
Total assets	398,486

Liabilities and equity:
Deposits	357,290
Borrowed funds	6,858
Other liabilities	2,030
Total liabilities	366,178
Net assets acquired	32,308
Goodwill resulting from acquisition	$27,697

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2018, are as follows($ In Thousands):

Outstanding principal balance	$261,626
Carrying amount	256,831

The following unaudited pro-forma financial information for the three months ended March 31, 2018 and March 31, 2017 gives effect to the acquisition as if the acquisition had occurred on January 1, 2018 and 2017. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition been effective as of this date.

($ In Thousands)

	Pro-Forma	Pro-Forma
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)

Net interest income	$18,603	$17,563
Non-interest income	4,038	4,166
Total revenue	22,641	21,729
Income before income taxes	7,869	2,379

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016.  The Company received $498,207 from the escrow for settlement of flood-related loans. Goodwill at March 31, 2018, reflects the escrow settlement.

In connection with the acquisition, the Company recorded $5.1 million of goodwill and $2.7 million of core deposit intangible. The core deposit intangible is to be amortized to expense over 10 years.

The Company acquired Iberville’s $149.4 million loan portfolio at an estimated fair value discount of $0.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2018, are as follows:

($ In Thousands)

Outstanding principal balance	$110,738
Carrying amount	110,075

Gulf Coast Community Bank

Also on January 1, 2017, the Company completed the merger of Gulf Coast Community Bank (“GCCB”), Pensacola, Florida, with and into The First. The Company issued to GCCB’s shareholders shares of the Company’s common stock which, for purposes of the GCCB acquisition, were valued through averaging the trading price of the Company’s common stock price over a 30 day trading period ending on the fifth business day prior to the closing of the acquisition. Fractional shares were acquired with cash. The consideration totaled $2.3 million.

In connection with the acquisition, the Company recorded $1.1 million of goodwill and $1.0 million of core deposit intangible. The core deposit intangible is to be amortized to expense over 10 years.

The Company acquired GCCB’s $91.0 million loan portfolio at a fair value discount of approximately $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

On March 3, 2017, $5.0 million of loans acquired in the acquisition were sold. In connection with the sale, the acquisition credit mark was decreased by $2.2 million, the amount of which was included in the credit mark at acquisition.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2018, are as follows:

($ In Thousands)

Outstanding principal balance	$55,248
Carrying amount	55,344

Loans acquired in the two acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. No loans were identified as purchased credit impaired loans.

Recent Acquisitions

See Note 12 – Subsequent Events/Other for information on the acquisition of Sunshine Financial, Inc.

NOTE 5 — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants.

	For the Three Months Ended
	March 31, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$3,957,000	11,556,968	$0.34

Effect of dilutive shares:
Restricted stock grants		95,991

Diluted per share	$3,957,000	11,652,959	$0.34

	For the Three Months Ended
	March 31, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic per share	$1,122,000	9,123,271	$0.12

Effect of dilutive shares:
Restricted stock grants		59,440

Diluted per share	$1,122,000	9,182,711	$0.12

The Company granted 51,851 shares of restricted stock in the first quarter of 2018 and 73,827 shares of restricted stock in the first quarter of 2017.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2018, and December 31, 2017, these financial instruments consisted of the following:

($ In Thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$243,092	$281,381
Standby letters of credit	9,454	8,207

NOTE 8 – FAIR VALUE DISCLOSURES AND REPORTING, THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2018 and December 31, 2017:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value .

•	Securities (available-for-sale and held-to-maturity): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities, requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to prior period. For performing loans, the fair value is determined based on a discounted cash flow analysis. The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts. At December 31, 2017, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Accrued interest payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

•	Off-balance sheet instruments: Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of March 31, 2018

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$162,521	$162,521	$162,521	$-	$-
Securities available-for-sale	424,620	424,620	-	422,033	2,587
Securities held-to-maturity	6,000	7,242	-	7,242	-
Other securities	11,308	11,308	n/a	n/a	n/a
Loans, net	1,510,458	1,503,383	-	-	1,503,383
Accrued interest receivable	8,027	8,027	-	3,000	5,027

Liabilities:
Noninterest-bearing deposits	$414,142	$414,142	$-	$414,142	$-
Interest-bearing deposits	1,577,502	1,557,342	-	1,557,342	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	29,034	29,034	-	29,034	-
Accrued interest payable	490	490	-	490	-

As of December 31, 2017

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$91,921	$91,921	$91,921	$-	$-
Securities available-for-sale	356,893	356,893	920	353,404	2,569
Securities held-to-maturity	6,000	7,398	-	7,398	-
Other securities	9,969	9,969	n/a	n/a	n/a
Loans, net	1,221,808	1,230,237	-	-	1,230,237
Accrued interest receivable	6,705	6,705	-	2,287	4,418

Liabilities:
Noninterest-bearing deposits	$301,989	$301,989	$-	$301,989	$-
Interest-bearing deposits	1,168,576	1,165,682	-	1,165,682	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	104,072	104,072	-	104,072	-
Accrued interest payable	353	353	-	353	-

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

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2018

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$2,488	$-	$2,488	$-
Municipal securities	160,780	-	160,780	-
Mortgage-backed securities	246,655	-	246,655	-
Corporate obligations	14,697	-	12,110	2,587
Total	$424,620	$-	$422,033	$2,587

December 31, 2017

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$4,992	$-	$4,992	$-
Municipal securities	138,584	-	138,584	-
Mortgage-backed securities	196,578	-	196,578	-
Corporate obligations	15,819	-	13,250	2,569
Other	920	920	-	-
Total	$356,893	$920	$353,404	$2,569

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)	Bank-Issued Trust Preferred Securities
	2018	2017
Balance, January 1	$2,569	$2,241
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain included in comprehensive income	18	328
Balance at March 31, 2018 and December 31, 2017	$2,587	$2,569

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2018	$2,587	Discounted cash flow	Probability of default	3.08% - 4.31%
December 31, 2017	$2,569	Discounted cash flow	Probability of default	2.07% - 3.77%

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, or premium or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2018, amounted to $7.4 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2018 and December 31, 2017.

($ In Thousands)

March 31, 2018

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,608	$-	$-	$9,608

Other real estate owned	7,357	-	-	7,357

December 31, 2017

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,614	$-	$-	$9,614

Other real estate owned	7,158	-	-	7,158

NOTE 9 - SECURITIES

The following disclosure of the estimated fair value of financial instruments is made in accordance with authoritative guidance . The estimated fair value amounts have been determined using available market information and valuation methodologies that management believes are appropriate. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2018 and December 31, 2017, follows:

($ In Thousands)

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$2,497	$-	$9	$2,488
Tax-exempt and taxable obligations of states and municipal subdivisions	161,081	1,234	1,535	160,780
Mortgage-backed securities	250,307	298	3,950	246,655
Corporate obligations	15,447	7	757	14,697
	$429,332	$1,539	$6,251	$424,620
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,242	$-	$7,242

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$4,996	$-	$4	$4,992
Tax-exempt and taxable obligations of states and municipal subdivisions	137,281	2,028	725	138,584
Mortgage-backed securities	197,346	785	1,554	196,578
Corporate obligations	16,599	21	801	15,819
Other	1,256	-	335	920
	$357,478	$2,834	$3,419	$356,893
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,398	$-	$7,398

The scheduled maturities of securities at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$12,566	$12,578	$-	$-
Due after one year through five years	58,327	58,320	-	-
Due after five years through ten years	75,789	76,898	6,000	7,242
Due greater than ten years	32,343	30,169	-	-
Mortgage-backed securities	250,307	246,655	-	-
	$429,332	$424,620	$6,000	$7,242

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$14,048	$14,062	$-	$-
Due after one year through five years	49,519	49,776	-	-
Due after five years through ten years	57,713	58,589	6,000	7,398
Due greater than ten years	38,852	37,889	-	-
Mortgage-backed securities	197,346	196,577	-	-
	$357,478	$356,893	$6,000	$7,398

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$28,211	$9	$-	$-	$28,211	$9
Tax-exempt and taxable obligations of state and municipal subdivisions	76,491	1,142	9,646	393	86,137	1,535
Mortgage-backed securities	150,282	2,520	32,204	1,430	182,486	3,950
Corporate obligations	7,100	54	3,175	703	10,275	757
	$262,084	$3,725	$45,025	$2,526	$307,109	$6,251

	December 31, 2017
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$4,992	$4	$-	$-	$4,992	$4
Tax-exempt and taxable obligations of state and municipal subdivisions	40,559	501	8,723	224	49,282	725
Mortgage-backed securities	89,313	807	33,287	747	122,600	1,554
Corporate obligations	5,666	9	3,156	792	8,822	801
Other	-	-	920	335	920	335
	$140,530	$1,321	$46,086	$2,098	$186,616	$3,419

NOTE 10 – LOANS

Loans typically provide higher yields than the other types of earning assets, and, thus, one of the Company's goals is for loans to be the largest category of the Company's earning assets. For the quarters ended March 31, 2018 and December 31, 2017, average loans accounted for 73.2% and 74.1% of average earning assets, respectively. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain . The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	March 31, 2018
	($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$289	$35	$147	$471	$213,712
Real Estate-mortgage	3,976	456	2,464	6,896	475,868
Real Estate-non farm non-residential	1,541	426	1,778	3,745	561,153
Commercial	784	179	1,314	2,277	213,118
Lease Financing Rec.	-	-	-	-	2,433
Obligations of states and subdivisions	-	-	-	-	15,861
Consumer	123	-	43	166	34,434
Total	$6,713	$1,096	$5,746	$13,555	$1,516,579

	December 31, 2017
	($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$192	$27	$92	$311	$183,328
Real Estate-mortgage	2,656	176	2,692	5,524	385,099
Real Estate-non farm non-residential	1,487	82	1,724	3,293	467,484
Commercial	393	-	1,120	1,513	165,780
Lease Financing Rec.	-	-	-	-	2,450
Obligations of states and subdivisions	-	-	-	-	3,109
Consumer	57	-	46	103	18,056
Total	$4,785	$285	$5,674	$10,744	$1,225,306

In connection with our acquisition of BCB Holding Company, Inc. in 2014, we acquired loans with deteriorated credit quality . These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (acquired impaired loans). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

Total outstanding acquired impaired loans were $2.0 million as of March 31, 2018 and $2.0 million as of December 31, 2017. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at March 31, 2018 and December 31, 2017:

($ In Thousands)	March 31, 2018		December 31, 2017
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$836	$1,185	$894	$1,305
Accretion	(17)	17	(58)	58
Payments received, net	-	(20)	-	(178)
Charge-off	(10)	(10)	-	-
Balance at end of period	$809	$1,172	$836	$1,185

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2018 and December 31, 2017. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2018 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2018

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$286	$286	$-	$278	$-
Commercial real estate	3,947	4,152	-	4,014	39
Consumer real estate	2,454	3,021	-	2,317	20
Consumer installment	53	53	-	41	-
Total	$6,740	$7,512	-	$6,650	$59

Impaired loans with a related allowance:
Commercial installment	$1,043	$1,043	$435	$947	$-
Commercial real estate	2,444	2,444	207	2,540	33
Consumer real estate	492	492	130	498	5
Consumer installment	16	16	16	20	-
Total	$3,995	$3,995	$788	$4,005	$38

Total Impaired Loans: Commercial installment	$1,329	$1,329	$435	$1,225	$-
Commercial real estate	6,391	6,596	207	6,554	72
Consumer real estate	2,946	3,513	130	2,815	25
Consumer installment	69	69	16	61	-
Total Impaired Loans	$10,735	$11,507	$788	$10,655	$97

As of March 31, 2018, the Company had $1.2 million of foreclosed residential real estate property obtained by physical possession and $0.2 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2017

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial installment	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial installment	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

The following table represents the Company’s impaired loans at March 31, 2018, and December 31, 2017.

	March 31,	December 31,
	2018	2017
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$6,740	$6,559
Impaired loans with a valuation allowance	3,995	4,015
Total impaired loans	$10,735	$10,574
Allowance for loan losses on impaired loans at period end	788	661

Total nonaccrual loans	5,746	5,674

Past due 90 days or more and still accruing	1,096	285
Average investment in impaired loans	10,655	9,041

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

($ In Thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income recognized during impairment	$97	$100
Cash-basis interest income recognized	97	100

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2018 and March 31, 2017 was $86,000 and $75,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2018 and December 31, 2017.

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

There were no TDRs modified during the three month period ended March 31, 2018. The balance of TDRs was $7.1 million at March 31, 2018 and $6.9 million at December 31, 2017, respectively, calculated for regulatory reporting purposes. There was $0.1 million allocated in specific reserves established with respect to these loans as of March 31, 2018. As of March 31, 2018, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Bank TDRs at March 31, 2018 and December 31, 2017:

($ In Thousands)

	March 31, 2018
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$16	$-	$-	$-	$16
Commercial real estate	3,314	-	349	1,078	4,741
Consumer real estate	1,195	87	-	1,053	2,335
Consumer installment	27	-	-	15	42
Total	$4,552	$87	$349	$2,146	$7,134
Allowance for loan Losses	$118	$-	$-	$15	$133

($ In Thousands)

	December 31, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	3,702	92	-	1,025	4,819
Consumer real estate	1,012	89	-	987	2,088
Consumer installment	-	-	5	18	23
Total	$4,714	$181	$5	$2,030	$6,930
Allowance for loan
losses	$100	$22	$5	$27	$154

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were 2 loans which totaled $295,000 and no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending March 31, 2018 and March 31, 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

March 31, 2018

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$915,825	$297,379	$41,767	$218,974	$1,473,945
Special Mention	14,257	1,912	98	3,173	19,440
Substandard	15,644	5,132	27	2,570	23,373
Doubtful	91	-	-	477	568
Subtotal	945,817	304,423	41,892	225,194	1,517,326
Less:
Unearned discount	747	-	-	-	747
Loans, net of unearned discount	$945,070	$304,423	$41,892	$225,194	$1,516,579

December 31, 2017

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$763,572	$226,178	$28,482	$166,819	$1,185,051
Special Mention	15,987	680	-	2,908	19,575
Substandard	14,979	4,622	80	1,905	21,586
Doubtful	94	-	-	23	117
Subtotal	794,632	231,480	28,562	171,655	1,226,329
Less:
Unearned discount	710	65	-	248	1,023
Loans, net of unearned discount	$793,922	$231,415	$28,562	$171,407	$1,225,306

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Balance at beginning of period	$8,288	$7,510
Loans charged-off:
Real Estate	4	65
Installment and Other	19	8
Commercial, Financial and Agriculture	-	1
Total	(23)	74

Recoveries on loans previously charged-off:
Real Estate	22	301
Installment and Other	87	13
Commercial, Financial and Agriculture	8	17
Total	117	331
Net recoveries	94	257
Provision for Loan Losses	277	46
Balance at end of period	$8,659	$7,813

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2018 and December 31, 2017.

Allocation of the Allowance for Loan Losses

	March 31, 2018
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,916	14.8%
Commercial Real Estate	4,848	62.4
Consumer Real Estate	1,538	20.0
Consumer	177	2.8
Unallocated	180	-
Total	$8,659	100%

	December 31, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,608	14.0%
Commercial Real Estate	4,644	64.8
Consumer Real Estate	1,499	18.9
Consumer	173	2.3
Unallocated	364	-
Total	$8,288	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2018 and December 31, 2017. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan and Lease Losses” for a description of our methodology.

March 31, 2018

($ In thousands)
	Real Estate	Installment and Other	Financial and Agriculture	Total
Loans
Individually evaluated	$9,337	$69	$1,329	$10,735
Collectively evaluated	1,240,156	41,823	223,865	1,505,844
Total	$1,249,493	$41,892	$225,194	$1,516,579

Allowance for Loan Losses
Individually evaluated	$337	$16	$435	$788
Collectively evaluated	6,229	161	1,481	7,871
Total	$6,566	$177	$1,916	$8,659

December 31, 2017

($ In thousands)
	Real Estate	Installment and Other	Commercial, Financial and Agriculture	Total
Loans
Individually evaluated	$9,402	$52	$1,120	$10,574
Collectively evaluated	1,015,934	28,511	170,287	1,214,732
Total	$1,025,336	$28,563	$171,407	$1,225,306

Allowance for Loan Losses
Individually evaluated	$371	$23	$267	$661
Collectively evaluated	5,952	334	1,341	7,627
Total	$6,323	$357	$1,608	$8,288

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract; (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company concluded that there is no change to the timing and pattern of revenue recognition for its current revenue streams or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date. Because there is no change to the timing and pattern of revenue recognition, there are no material changes to the Company’s processes and internal controls.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.  A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

Service Charges on Deposit Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the  point in the time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit and credit card holder transaction conducted through various payment networks.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided by the cardholder.

      Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction prices is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

Sunshine Financial, Inc.

On April 1, 2018, the Company completed its acquisition of Sunshine Financial, Inc. (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of approximately $30.5 million to the former Sunshine shareholders including 726,461 shares of the Company’s common stock and approximately $7,030,800 in cash. At March 31, 2018, Sunshine Community Bank had $213.1 million in total assets.

Expenses associated with the acquisition were $0.4 million for the three month period ended March 31, 2018. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred.

Subordinated Notes

On April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 and $42 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (collectively, the “Notes”).

The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is pari passu in right to payment with respect to the other Notes.

The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, which may include increasing bank level capital ratios to support future growth, repaying an existing line of credit and establishing holding company reserves.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2017 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “will,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on currently available information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s present expectations. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; and risks related to the acquisitions of Southwest Banc Shares, Inc. and Sunshine Financial, Inc., including the risk that anticipated benefits from the transactions are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions or other unexpected factors or events.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following :

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 10 - Loans to the Consolidated Financial Statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations; the valuation of impaired loans and foreclosed assets, as discussed in Note 10 - Loans to the Consolidated Financial Statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical accounting policies are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2018 compared to first quarter 2017

The Company reported net income  available to common shareholders of $4.0 million for the three months ended March 31, 2018, compared with net income available to common shareholders of $1.1 million for the same period last year.

Net interest income increased to $16.4 million, or 15.6% for the three months ended March 31, 2018, compared to $14.2 million for the same period in 2017. Quarterly average earning assets at March 31, 2018, increased $306.9 million, or 20.4% and quarterly average interest-bearing liabilities increased $168.2 million or 13.5% when compared to March 31, 2017.

Noninterest income for the three months ended March 31, 2018, was $3.5 million compared to $3.4 million for the same period in 2017, reflecting an increase of $0.1 million or 2.0%. This increase was composed of increases in service charges and interchange fee income which was partially offset by a decrease in mortgage income.

The provision for loan losses was $277,000 for the three months ended March 31, 2018, compared with $46,000 for the same period in 2017. The allowance for loan losses of $8.7 million at March 31, 2018 or .57% of total loans is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Provision for Loan and Lease Losses” in this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Noninterest expense decreased by $1.5 million or 9.3% for the three months ended March 31, 2018, when compared with the same period in 2017. Operating expenses increased $0.3 million or 2.7% for the three months ended March 31, 2018, when compared to the same period in 2017, which is attributable to the acquisitions.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $2.3 billion at March 31, 2018 compared to $1.8 billion at December 31, 2017, an increase of $0.5 billion. Loans increased $0.3 billion to $1.5 billion or 23.8%, during the first three months of 2018. Deposits at March 31, 2018, totaled $2.0 billion compared to $1.5 billion at December 31, 2017. The First acquired loans of $270.0 million, net of fair value marks and deposits of $357.3 million, net of fair value marks as a result of the acquisition of First Community Bank during the first quarter of 2018. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the three month period ended March 31, 2018, The First reported net income of $5.6 million compared to $1.9 million for the three months ended March 31, 2017. Merger charges net of tax equaled $0.2 million for the first three months of 2018 as compared to $1.9 million for the first quarter of 2017.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $2.2 million, or 15.6%, for the first quarter of 2018 relative to the first quarter of 2017. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$274,595	$1,986	2.89%	$244,997	$1,534	2.50%

Tax exempt securities	106,161	904	3.41%	86,991	895	4.12%

Total investment securities	380,756	2,890	3.04%	331,988	2,429	2.93%
Fed funds sold	11,368	35	1.23%	50,700	124	0.98%

Interest bearing deposits in other banks	94,321	77	0.33%	5,000	2	0.16%
Loans	1,325,272	15,985	4.82%	1,117,110	13,500	4.83%

Total earning assets	1,811,717	18,987	4.19%	1,504,798	16,055	4.27%
Other assets	174,433			208,640
Total assets	$1,986,150			$1,713,438

Interest-bearing liabilities:
Deposits	$1,330,925	$1,840	0.55%	$1,149,287	$1,158	0.40%
Reverse Repurchase Agreement	-	-	-	5,000	48	3.84%
Fed funds purchased	202	1	1.98%	975	2	0.82%
FHLB and First Tennessee	71,944	459	2.55%	79,581	326	1.64%

Subordinated debentures	10,310	78	3.03%	10,310	51	1.98%
Total interest- bearing liabilities	1,413,381	2,378	0.67%	1,245,153	1,585	0.51%
Other liabilities	342,514			311,101
Stockholders’ equity	230,255			157,184

Total liabilities and stockholders’ equity	$1,986,150			$1,713,438

Net interest income		$16,380			$14,168
Net interest margin			3.62%			3.77%
Net interest income (FTE)*		$16,609	3.52%		$14,470	3.76%
Net interest Margin (FTE)*			3.67%			3.85%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three month period ended March 31, 2018 and 2017:

	Three Months Ended
($ In Thousands) EARNINGS STATEMENT	3/31/18	% of Total	3/31/17	% of Total
Non-interest income:
Service charges on deposit accounts	$1,027	29.7%	$868	25.6%
Mortgage fee income	799	23.1%	916	27.0%
Interchange fee income	1,040	30.1%	903	26.6%
Gain (loss) on securities, net	-	-	(8)	(0.2)%
Other charges and fees	593	17.1%	712	21.0%
Total non-interest income	$3,459	100%	$3,391	100%

Non-interest expense:
Salaries and employee benefits	$7,789	53.4%	$7,622	47.4%
Occupancy expense	1,293	8.9%	1,370	8.5%
FDIC premiums	367	2.5%	201	1.2%
Marketing	80	0.5%	69	0.4%
Amortization of core deposit intangibles	201	1.4%	149	0.9%
Other professional services	388	2.7%	314	2.0%
Other non-interest expense	2,721	18.6%	2,772	17.2%
Acquisition and integration charges	1,758	12.0%	3,598	22.4%
Total non-interest expense	$14,597	100%	$16,095	100%

Noninterest income increased $0.1 million, or 2.0% as compared to first quarter 2017. The largest increases in noninterest income were increases in service charges and interchange fee income. First quarter 2018 noninterest expense decreased $1.5 million, or 9.3% as compared to first quarter 2017. Excluding acquisition charges of $1.8 million and $3.6 million for the first quarter of 2018 and 2017,respectively, non- interest expense increased $0.3 million as compared to first quarter of 2017, as a result of increases in salaries and benefits attributed to the acquisition of First Community Bank.

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

The Company’s provision for income taxes was $1.0 million  or 20.3% of earnings before income taxes for the quarter ended March 31, 2018, and $0.3 million or 20.9% of earnings before income taxes for the quarter ended March 31, 2017.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $430.6 million, or 18.7% of total assets at March 31, 2018 compared to $362.9 million, or 20.0% of total assets at December 31, 2017.

We had $17.3 million in federal funds sold at March 31, 2018 and $0.5 million of federal funds sold at December 31, 2017; and interest-bearing balances at other banks increased to $51.6 million at March 31, 2018 from $48.5 million at December 31, 2017. The Company’s investment portfolio increased $67.7 million, or 18.7%, to a total fair market value of $430.6 million at March 31, 2018 compared to December 31, 2017, $66.2 million of which was due to the acquisition of First Community Bank in the first quarter of 2018. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.2 million at March 31, 2018 as compared to $7.4 million at December 31, 2017. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for losses and including loans held for sale, totaled $1.5 billion at March 31, 2018, an increase of $289.0 million, or 23.5%, from December 31, 2017. The acquisition of First Community Bank accounted for approximately $265.8 million of the increase. $9.0 million of the $10 million in problem assets from First Community Bank that were sold during the quarter. At March 31, 2018, the company had direct energy related loans of $22.0 million, representing 1.4% of the total loan portfolio. A majority of the outstanding are secured by marine assets that operate in the Gulf of Mexico, which are under term contracts to major operators tied primarily to oil and gas production.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category :

Composition of Loan Portfolio

	March 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Loans held for sale	$2,538	0.2%	$4,790	0.3%
Commercial, financial and agricultural	213,118	14.0	165,780	13.5
Real Estate:
Mortgage-commercial	561,153	36.9	467,484	38.0
Mortgage-residential	475,868	31.3	385,099	31.3
Construction	213,712	14.1	183,328	14.9
Lease financing receivable	2,433	0.2	2,450	0.2
Obligations of states and subdivisions	15,861	1.0	3,109	0.3
Consumer and other	34,434	2.3	18,056	1.5
Total loans	1,519,117	100%	1,230,096	100%
Allowance for loan losses	(8,659)		(8,288)
Net loans	$1,510,458		$1,221,808

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

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market . Associated servicing rights are not retained. Commitments from investors to purchase the loans are obtained upon origination.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2018, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama and Florida.

NONPERFORMING ASSETS

At March 31, 2018, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$6,713
Past due 90 days or more and still accruing	1,097

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $5.7 million at March 31, 2018, which remained unchanged from December 31, 2017.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.4 million at March 31, 2018 as compared to $7.2 million at December 31, 2017.

A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2018, the Bank had $7.1 million in loans that were modified as troubled debt restructurings (“TDRs”), of which $4.4 million were performing as agreed with modified terms. At December 31, 2017, the Bank had $6.9 million in loans that were classified as troubled debt restructurings of which $4.7 million were performing as agreed with modified terms. TDRs may be classified as either nonperforming or performing loans depending on their accrual status. As of March 31, 2018, all loans categorized as TDRs are classified as performing.

The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS
Real Estate:	3/31/18	12/31/17	3/31/17
1-4 family residential construction	$-	$-	$-
Other construction/land	147	92	1,024
1-4 family residential revolving/open-end	111	61	-
1-4 family residential closed-end	2,353	2,631	2,354
Nonfarm, nonresidential, owner-occupied	849	610	808
Nonfarm, nonresidential, other nonfarm nonresidential	929	1,114	574
TOTAL REAL ESTATE	4,389	4,508	4,760

Commercial and industrial	1,314	1,120	19
Loans to individuals - other	43	46	176
TOTAL NON-ACCRUAL LOANS	5,746	5,674	4,955
Other real estate owned	7,357	7,158	7,579
TOTAL NON-PERFORMING ASSETS	$13,103	$12,832	$12,534
Performing TDRs	$4,440	$4,715	$5,071
Total non-performing assets as a % of total loans & leases net of unearned income	0.86%	1.04%	1.09%

Total non-accrual loans as a % of total loans & leases net of unearned income	0.38%	0.46%	0.43%

Nonperforming assets totaled $13.1 million at March 31, 2018, compared to $12.8 million at December 31, 2017, an increase of $0.3 million. The ALLL/total loans ratio was 0.57% at March 31, 2018, and 0.68% at December 31, 2017. Including valuation accounting adjustments on acquired loans, the total valuation plus ALLL was 1.16% of loans at March 31, 2018. The ratio of annualized net charge-offs (recoveries) to total loans was (0.02)% for the quarter ended March 31, 2018 compared to (0.09)% for the quarter ended March 31, 2017.

ALLOWANCE FOR LOAN AND LEASE LOSSES

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

The allowance for loan and lease losses is established through a provision for loan and lease losses. It is maintained at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
($ In Thousands)
	3 months ended	3 months ended	For the Year Ended
Balances:	3/31/18	3/31/17	12/31/17
Average gross loans & leases outstanding during period:	$1,325,272	$1,117,110	$1,168,882
Gross Loans & leases outstanding at end of period	1,519,117	1,145,460	1,230,096

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,288	$7,510	$7,510
Provision charged to expense	277	46	506

Charge-offs:

Real Estate-
1-4 family residential construction	-	32	32
Other construction/land	4	3	111
1-4 family revolving, open-ended	-	25	71
1-4 family closed-end	-	5	48
Nonfarm, nonresidential, owner-occupied	-	-	-
Total Real Estate	4	65	262
Commercial and industrial	-	1	62
Credit cards	-	-	-
Automobile loans	-	3	45
Loans to individuals - other	19	-	-
All other loans	-	5	36
Total	23	74	405
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	7	215	280
1-4 family revolving, open-ended	-	44	52
1-4 family closed-end	14	41	176
Nonfarm, nonresidential, owner-occupied	1	1	14
Total Real Estate	22	301	522
Commercial and industrial	8	17	50
Credit cards	1	-	-
Automobile loans	6	-	22
Loans to individuals - other	11	1	36
All other loans	69	12	47
Total	117	331	677
Net loan charge offs (recoveries)	(94)	(257)	(272)
Balance at end of period	$8,659	$7,813	$8,288

RATIOS
Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.02)%	(0.09)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.57%	0.68%	0.67%
Net Loan Charge-offs (recoveries) to provision for loan losses	(33.94)%	(558.70)%	(53.75)%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $93.6 million at March 31, 2018 and $43.0 million at December 31, 2017. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total equity securities increased $0.4 million due to an increase in FHLB stock and federal reserve stock. The Company’s net premises and equipment at March 31, 2018 was $57.4 million and $46.4 million at December 31, 2017; an increase of $11.0 million, or 23.7% for the first three months of 2018. Included in the acquisition of First Community Bank was $5.9 million in bank-owned life insurance, creating a balance of $33.1 million at March 31, 2018. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased to $47.7 million at March 31, 2017, an increase of $27.7 million as a result of the acquisition of Southwest. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $4.2 million due to the acquisition. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of March 31, 2018.

Other real estate owned increased $0.2 million, or 2.8% during the first three months of 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $243.1 million at March 31, 2018 and $281.4 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 16.0% of gross loans outstanding at March 31, 2018 and 22.9% at December 31, 2017, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $9.5 million at March 31, 2018 and $8.2 million at December 31, 2017. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the consolidated financial statements.

In addition to unused commitments to provide credit, the Company is utilizing a $55.5 million letter of credit issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security as of March 31, 2018. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

liquidity and CAPITAL RESOURCES

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $500.9 million at March 31, 2018. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2018, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $40.3 million of the Company’s investment balances, compared to $95.5 million at December 31, 2017. The increase in unpledged securities from March, 2018 compared to December 2017 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $55.5 million at March 31, 2018. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of March 31, 2018 was 17.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2018	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	75.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	1.5%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.6%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	65.3%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2018 and 2017 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	March 31, 2018	December 31, 2017
Non-interest bearing demand deposits	$414,142	$301,989
NOW accounts and Other	761,318	601,694
Money Market accounts	254,198	149,715
Savings accounts	180,371	133,864
Time Deposits of less than $250,000	295,317	220,951
Time Deposits of $250,000 or more	86,298	62,352
Total deposits	1,991,644	1,470,565

Percentage of Total Deposits

Non-interest bearing demand deposits	20.8%	20.5%
NOW accounts and other	38.2%	40.9%
Money Market accounts	12.8%	10.2%
Savings accounts	9.0%	9.2%
Time Deposits of less than $250,000	14.8%	15.0%
Time Deposits of $250,000 or more	4.4%	4.2%
Total	100%	100%

As of March 31, 2018, cash and cash equivalents were $162.5 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $463.4 million at March 31, 2018. Approximately $237.6 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $9.5 million at March 31, 2018.

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

Total non-deposit interest-bearing liabilities decreased by $75.0 million, or 65.6%, in the first three months of 2018, due to a decrease in notes payable to the FHLB. The Company had junior subordinated debentures totaling $10.3 million at March 31, 2018 and December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $4.1 million, or 69.7%, during the first three months of 2018, due to the increase in other accrued but unpaid expenses.

CAPITAL

At March 31, 2018 the Company had total stockholders’ equity of $258.5 million, comprised of $12.4 million in common stock, less than $0.5 million in treasury stock, $193.3 million in surplus, $57.1 million in undivided profits, $(3.8) million in accumulated comprehensive income (loss) for available-for-sale securities. Total stockholders’ equity at the end of 2017 was $222.5 million. The increase of $36.0 million, or 16.2%, in stockholders’ equity during the first three months of 2018 is comprised of capital added via net earnings of $4.0 million, $3.4 million decrease in accumulated comprehensive income for available-for-sale securities, and $36.0 million of common stock issued for the purchase of Southwest, offset by $0.6 million in cash dividends paid.

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

Regulatory Capital Ratios
The First, ANBA

	March 31, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	13.5%	14.5%	6.5%
Tier 1 Capital Ratio	13.5%	14.5%	8.0%
Total Capital Ratio	14.0%	15.1%	10.0%
Tier 1 Leverage Ratio	11.7%	11.4%	5.0%

Regulatory Capital Ratios
The First Bancshares, Inc.

	March 31, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	11.8%	14.2%	6.5%
Tier 1 Capital Ratio**	12.4%	14.9%	8.0%
Total Capital Ratio	12.9%	15.5%	10.0%
Tier 1 Leverage Ratio	10.8%	11.7%	5.0%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Regulatory capital ratios slightly decreased from December 31, 2017 to March 31, 2018 as asset growth outpaced capital formation. Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2018 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at March 31, 2018, was $258.5 million, or approximately 11.2% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies.

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

Net Interest Income Fully Tax Equivalent

	Three Months	Three Months
	Ended	Ended
($ In Thousands)	March 31, 2018	March 31, 2017

Net interest income	$16,380	$14,168
Tax exempt investment income	(675)	(593)
Taxable investment income	904	895
Net interest income fully tax equivalent	$16,609	$14,470

Average earning assets	$1,811,717	$1,504,798
Net interest margin fully tax equivalent	3.67%	3.85%

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2018, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2018	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	$68,265	$72,622	$77,852	$79,508	$79,216	$77,001	$72,587
Dollar Change	-9,587	-5,230		1,656	1,364	-851	-5,265
NII @ Risk - Sensitivity Y1	-12.3%	-6.7%		2.1%	1.8%	-1.1%	-6.8%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $9.6 million lower than in a stable interest rate scenario, for a negative variance of 12.3%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While management believes that further interest rate reductions are highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Interest Rate Sensitivity – March 31, 2018

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	9.7%	-20.0%	27.7%	-40.0%
Up 300 bps	9.5%	-15.0%	25.6%	-30.0%
Up 200 bps	7.6%	-10.0%	20.7%	-20.0%
Up 100 bps	4.5%	-5.0%	12.4%	-10.0%
Down 100 bps	-7.4%	-5.0%	-18.5%	-10.0%
Down 200 bps	-13.0%	-10.0%	-18.0%	-20.0%

Net interest income would likely improve by $1.4 million, or 1.8%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 254.5%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	$413,378	$411,105	$504,224	$566,765	$608,427	$633,523	$644,100
Change in EVE from base	-90,846	-93,119		62,541	104,203	129,299	139,876
% Change	-18.0%	-18.5%		12.4%	20.7%	25.6%	27.7%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016.

3.2	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
May 10, 2018	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
May 10, 2018	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief
Financial Officer

