Form 10-Q
period 2018-06-30
FIRST BANCSHARES INC /MS/
filed 2018-08-09
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

Common stock, $1.00 par value, 13,092,447 shares issued and 13,065,953 outstanding as of August 2, 2018.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2018	2017

ASSETS

Cash and due from banks	$97,554	$42,980
Interest-bearing deposits with banks	20,792	48,466
Federal funds sold	2,079	475

Total cash and cash equivalents	120,425	91,921

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	437,011	356,893
Other securities	10,320	9,969

Total securities	453,331	372,862

Loans held for sale	5,914	4,790
Loans	1,710,271	1,225,306
Allowance for loan losses	(9,512)	(8,288)

Loans, net	1,706,673	1,221,808

Interest receivable	8,493	6,705
Premises and equipment	62,289	46,426
Cash surrender value of bank-owned life
Insurance	36,634	27,054
Goodwill	54,944	19,960
Other real estate owned	7,890	7,158
Other assets	31,010	19,344

TOTAL ASSETS	$2,481,689	$1,813,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$459,402	$301,989
Interest-bearing	1,637,833	1,168,576

TOTAL DEPOSITS	2,097,235	1,470,565

Interest payable	1,186	353
Borrowed funds	10,516	104,072
Subordinated debentures	75,192	10,310
Other liabilities	11,734	5,470

TOTAL LIABILITIES	2,195,863	1,590,770

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized; 13,092,447 shares issued at June 30, 2018, and 11,192,401 shares issued at December 31, 2017, respectively	13,092	11,192
Additional paid-in capital	216,310	158,456
Retained earnings	61,369	53,722
Accumulated other comprehensive loss	(4,481)	(438)
Treasury stock, at cost, 26,494 shares at June 30, 2018 and at December 31, 2017	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	285,826	222,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,481,689	$1,813,238

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

INTEREST INCOME:
Interest and fees on loans	$21,714	$14,170	$37,699	$27,670
Interest and dividends on securities:
Taxable interest and dividends	2,423	1,605	4,409	3,141
Tax exempt interest	758	592	1,433	1,185
Interest on federal funds sold and interest bearing deposits in other banks	142	97	254	221

TOTAL INTEREST INCOME	25,037	16,464	43,795	32,217

INTEREST EXPENSE:
Interest on deposits	2,547	1,303	4,387	2,461
Interest on borrowed funds	921	326	1,459	753

TOTAL INTEREST EXPENSE	3,468	1,629	5,846	3,214

NET INTEREST INCOME	21,569	14,835	37,949	29,003

PROVISION FOR LOAN LOSSES	857	248	1,134	294

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,712	14,587	36,815	28,709

OTHER INCOME:
Service charges on deposit accounts	1,341	922	2,368	1,790
Other service charges and fees	4,291	2,835	6,723	5,358
TOTAL OTHER INCOME	5,632	3,757	9,091	7,148

OTHER EXPENSES:
Salaries and employee benefits	9,502	7,762	17,291	15,743
Occupancy and equipment	2,034	1,348	3,680	2,718
Acquisition and integration charges	3,838	2,682	5,596	6,280
Other	4,306	3,278	7,710	6,424

TOTAL OTHER EXPENSES	19,680	15,070	34,277	31,165

INCOME BEFORE INCOME TAXES	6,664	3,274	11,629	4,692

INCOME TAXES	1,419	908	2,427	1,204

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,245	$2,366	$9,202	$3,488

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.40	$0.26	$0.75	$0.38
DILUTED	0.40	0.26	0.74	0.38
DIVIDENDS PER SHARE – COMMON	0.05	0.0375	0.10	0.075

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income per consolidated statements of income	$5,245	$2,366	$9,202	$3,488
Other Comprehensive Income:
Unrealized holding gains/ (losses) arising during period on available-for sale securities	(926)	2,904	(5,410)	5,259
Less reclassification adjustment for gains included in net income	-	-	-	-
Unrealized holding gains/ (losses) arising during period on available-for-sale securities	(926)	2,904	(5,410)	5,259
Income tax benefit(expense)	234	(1,230)	1,367	(2,030)
Other comprehensive income (loss)	(692)	1,674	(4,043)	3,229
Comprehensive Income	$4,553	$4,040	$5,159	$6,717

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2017	$9,018	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	3,488	-	-	3,488
Other comprehensive income	-	-	-	3,229	-	3,229
Dividends on common stock, $0.0375 per share	-	-	(686)	-	-	(686)
Issuance of 89,591 common shares for GCCB acquisition	89	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of taxes	(12)	(318)	-	-	-	(330)
Restricted stock grant	84	(84)	-	-	-	-
Compensation expense	-	402	-	-	-	402
Balance, June 30, 2017	$9,179	$104,734	$47,279	$2,151	$(464)	$162,879

Balance, January 1, 2018	$11,192	$158,456	$53,722	$(438)	$(464)	$222,468
Net income			9,202	-	-	9,202
Other comprehensive income	-	-	-	(4,043)	-	(4,043)
Dividends on common stock, $0.10 per share	-	-	(1,206)	-	-	(1,206)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134	34,871		-	-	36,005
Issuance of 726,461 common shares for Sunshine acquisition	726	22,702				23,428
Restricted stock grant	52	(52)	-	-	-	-
Restricted stock grants forfeited	(12)	12	-	-	-	-
Expenses associated with common stock issuance	-	(237)	-	-	-	(237)
Compensation expense	-	558	-	-	-	558
ASU 2016-01 implementation	-	-	(349)	-	-	(349)
Balance, June 30, 2018	$13,092	$216,310	$61,369	$(4,481)	$(464)	$285,826

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited) Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$9,202	$3,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,121	2,312
Provision for loan losses	1,134	294
Loss on sale/writedown of ORE	52	404
Restricted stock expense	558	402
Increase in cash value of life insurance	(411)	(354)
Federal Home Loan Bank stock dividends	(64)	(42)
Changes in:
Interest receivable	(17)	272
Loans held for sale, net	(1,121)	(24)
Interest payable	696	(69)
Other, net	(269)	544
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,881	7,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	30,021	34,734
Proceeds from sales of securities available-for-sale	18,573	-
Purchases of available-for-sale securities	(57,039)	(62,555)
Redemptions (Purchases) of other securities	2,436	(1,796)
Net increase in loans	(48,042)	(83,942)
Net increase in premises and equipment	(2,424)	(2,415)
Purchase of bank-owned life insurance	-	(469)
Proceeds from sale of other real estate owned	985	5,759
Cash received in excess of cash paid for acquisitions	29,901	3,413
NET CASH USED IN INVESTING ACTIVITIES	(25,589)	(107,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	117,435	156,060
Net decrease in borrowed funds	(138,664)	(24,539)
Dividends paid on common stock	(1,188)	(670)
Repurchase of restricted stock for payment of taxes	-	(330)
Expenses associated with capital raise	(237)	-
Issuance of subordinated debt, net	64,866	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,212	130,521

NET INCREASE IN CASH	28,504	30,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,921	62,119
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,425	$92,596

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	4,964	3,366
CASH PAYMENTS FOR INCOME TAXES	816	650
LOANS TRANSFERRED TO OTHER REAL ESTATE	985	755
ISSUANCE OF RESTRICTED STOCK GRANTS	52	84
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	-	2,249
STOCK ISSUED IN CONNECTION WITH SOUTHWEST ACQUISITION	36,005	-
STOCK ISSUED IN CONNECTION WITH SUNSHINE ACQUISITION	23,428	-

Also see Note 4 regarding non-cash transactions included in the acquisitions.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At June 30, 2018, the Company had approximately $2.5 billion in assets, $1.7 billion in net loans, $2.1 billion in deposits, and 0.3 billion in stockholders' equity. For the six months ended June 30, 2018, the Company reported net income of $9.2 million. After tax merger related costs of $4.3 million were expensed during the six months ended June 30, 2018.

On May 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Monday, May 7, 2018.

On February 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Friday, February 5, 2018.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07, Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions of ASU 2018-07 to determine the potential impact the new standard will have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting for those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes. The new guidance did not materially impact the Company’s Consolidated Financial Statements.

In February, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows for the reclassification from other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act). ASU 2018-02 also allows an accounting policy election to reclassify other stranded tax effects that relate to the Act but are not directly related to the change in federal tax rate. ASU 2018-02 is effective in the first quarter of 2019. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The Company adopted ASU 2018-02 in the fourth quarter of 2017 by retrospective application. Upon adoption, the Company made a policy election to reclassify stranded tax effects of approximately $76 thousand from Accumulated Other Comprehensive Income to retained earnings using the specific identification method.

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

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. ASU 2017-08 does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017-08 is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on its Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. ASU 2016-15 is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities were required to apply the guidance retrospectively unless it would have been impracticable to do, in which case the amendments could have been applied prospectively. The Company applied the guidance retrospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently working with a third party to assess the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a working group that includes individuals from various functional areas to assess processes, portfolio segmentation, systems requirements and needed resources to implement this new accounting standard.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments effective January 1, 2017. The Company has a stock-based compensation plan for which the ASU 2016-09 guidance results in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the previous accounting treatment, which requires excess tax benefits to be recognized as an adjustment to additional paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are now classified as an operating activity in the statement of cash flows instead of the current accounting treatment, which required it to be classified as both an operating and a financing activity. The Company’s stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operation as a result of the adoption and implementation of ASU 2016-09.

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

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Sunshine Financial, Inc.

On April 1, 2018, the Company completed its acquisition of Sunshine Financial, Inc., (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of approximately $30.5 million to the Sunshine shareholders as consideration in the merger which included 726,461 shares of Company common stock and approximately $7 million in cash.

In connection with the acquisition, preliminarily, the Company recorded approximately $10.0 million of goodwill and $2.8 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $173.1 million loan portfolio at an estimated fair value discount of $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $1.2 million for the six month period ended June 30, 2018. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)

Purchase price:
Cash and stock	$30,461
Total purchase price	30,461

Identifiable assets:
Cash and due from banks	16,099
Investments	13,812
Loans	170,843
Bank owned life insurance	3,284
Core deposit intangible	2,831
Personal and real property	4,121
Other assets	2,576
Total assets	213,566

Liabilities and equity:
Deposits	151,973
Borrowed funds	38,250
Other liabilities	2,920
Total liabilities	193,143
Net assets acquired	20,423
Goodwill resulting from acquisition	$10,038

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2018, are as follows ($ In Thousands):

Outstanding principal balance	$168,958
Carrying amount	166,463

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

In connection with the acquisition, preliminarily, the Company recorded approximately $24.8 million of goodwill and $4.2 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $274.7 million loan portfolio at an estimated fair value discount of $8.4 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $4.0 million for the six month period ended June 30, 2018. These costs included systems conversions and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)

Purchase price:
Cash and stock	$60,005
Total purchase price	60,005

Identifiable assets:
Cash and due from banks	44,836
Investments	66,940
Loans	266,307
Bank owned life insurance	5,885
Core deposit intangible	4,177
Personal and real property	10,500
Other assets	3,226
Total assets	401,871

Liabilities and equity:
Deposits	357,221
Borrowed funds	6,858
Other liabilities	2,561
Total liabilities	366,640
Net assets acquired	35,231
Goodwill resulting from acquisition	$24,774

During the quarter, adjustments were made to the acquired identifiable assets and liabilities which included adjustments to fair values, reclassifications of balances and break out of bank owned life insurance. Loans were adjusted down by $3.6 million to reflect the sales price of acquired loans that were subsequently sold. Deferred tax assets increased $0.7 million and various other assets increased $0.4 million. As a result of these changes and the confirmation of $5.9 million bank owned life insurance, total assets acquired increased $3.4 million and total liabilities increased $0.5 million, resulting in a decrease to goodwill of $2.9 million.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2018, are as follows ($ In Thousands):

Outstanding principal balance	$240,831
Carrying amount	237,603

The following unaudited pro-forma financial information for the six months ended June 30, 2018 and June 30, 2017 gives effect to the acquisitions of Southwest Banc Shares and Sunshine Financial as if the acquisitions had occurred on January 1, 2018 and 2017. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ In Thousands)
	Pro-Forma	Pro-Forma
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)

Net interest income	42,355	39,309
Non-interest income	9,868	9,581
Total revenue	52,223	48,890
Income before income taxes	18,575	13,501

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016. The Company received $498,207 from the escrow for settlement of flood-related loans. Goodwill at June 30, 2018, reflects the escrow settlement.

In connection with the acquisition, the Company recorded $5.1 million of goodwill and $2.7 million of core deposit intangible. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired Iberville’s $149.4 million loan portfolio at an estimated fair value discount of $0.8 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2018, are as follows:

($ In Thousands)

Outstanding principal balance	$101,862
Carrying amount	101,267

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

In connection with the acquisition, the Company recorded $1.1 million of goodwill and $1.0 million of core deposit intangible. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired GCCB’s $91.0 million loan portfolio at a fair value discount of approximately $2.2 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

On March 3, 2017, $5.0 million of loans acquired in the acquisition were sold. In connection with the sale, the acquisition credit mark was decreased by $2.2 million, the amount of which was included in the credit mark at acquisition.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2018, are as follows:

($ In Thousands)

Outstanding principal balance	$48,365
Carrying amount	48,251

Loans acquired in the four acquisitions discussed in Note 4 – Business Combinations were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. No loans were identified as purchased credit impaired loans.

NOTE 5 — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants. There were no antidilutive common stock equivalents excluded in the calculations.

	For the Three Months Ended
	June 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$5,245,000	13,065,953	$0.40

Effect of dilutive shares:
Restricted stock grants		102,016

Diluted earnings per share	$5,245,000	13,167,969	$0.40

	For the Six Months Ended
	June 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$9,202,000	12,311,460	$0.75

Effect of dilutive shares:
Restricted stock grants		102,016

Diluted earnings per share	$9,202,000	12,413,476	$0.74

	For the Three Months Ended
	June 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$2,366,000	9,145,179	$0.26

Effect of dilutive shares:
Restricted stock grants		61,199

Diluted earnings per share	$2,366,000	9,206,378	$0.26

	For the Six Months Ended
	June 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$3,488,000	9,134,225	$0.38

Effect of dilutive shares:
Restricted stock grants		61,199

Diluted earnings per share	$3,488,000	9,195,424	$0.38

The Company granted 51,851 shares of restricted stock in the first quarter of 2018 and 73,827 shares of restricted stock in the first quarter of 2017. There were no grants of restricted stock in the second quarter or 2018 and 9,709 shares granted during the second quarter of 2017.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose were realized and reflected in net income of the current period, and as a result are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2018, and December 31, 2017, these financial instruments consisted of the following:

($ In Thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$241,238	$281,381
Standby letters of credit	9,061	8,207

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2018 and December 31, 2017:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale, held-to-maturity and other): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities, requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to prior period. For performing loans, the fair value is determined based on a discounted cash flow analysis. The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts. At December 31, 2017, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Accrued interest payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

•	Off-balance sheet instruments: Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of June 30, 2018
($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$120,425	$120,425	$120,425	$-	$-
Securities available-for-sale:
Obligations of U.S. Government Agencies	21,263	21,263	-	21,263	-
Municipal securities	156,453	156,453	-	156,453	-
Mortgage-backed securities	248,652	248,652	-	248,652	-
Corporate obligations	10,643	10,643	-	8,075	2,568
Securities held-to-maturity	6,000	7,183	-	7,183	-
Other securities	10,320	10,320	n/a	n/a	n/a
Loans, net	1,706,673	1,720,284	-	-	1,720,284
Accrued interest receivable	8,493	8,493	-

Liabilities:
Noninterest-bearing deposits	$459,402	$459,402	$-	$459,402	$-
Interest-bearing deposits	1,637,833	1,597,218	-	1,597,218	-
Subordinated debentures	75,192	75,394	-	-	75,394
FHLB and other borrowings	10,516	10,516	-	10,516	-
Accrued interest payable	1,186	1,186	-	1,186	-

As of December 31, 2017

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:

Cash and cash equivalents	$91,921	$91,921	$91,921	$-	$-
Securities available-for-Sale	356,893	356,893	920	353,404	2,569
Securities held-to-maturity	6,000	7,398	-	7,398	-
Other securities	9,969	9,969	n/a	n/a	n/a
Loans, net	1,221,808	1,238,525	-	-	1,238,525
Accrued interest receivable	6,705	6,705	-	2,287	4,418

Liabilities:
Noninterest-bearing deposits	$301,989	$301,989	$-	$301,989	$-
Interest-Bearing deposits	1,168,576	1,165,682	-	1,165,682	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	104,072	104,072	-	104,072	-
Accrued interest payable	353	353	-	353	-

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

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2018

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$21,263	$-	$21,263	$-
Municipal securities	156,453	-	156,453	-
Mortgage-backed securities	248,652	-	248,652	-
Corporate obligations	10,643	-	8,075	2,568
Total	$437,011	$-	$434,443	$2,568

December 31, 2017

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$4,992	$-	$4,992	$-
Municipal securities	138,584	-	138,584	-
Mortgage-backed securities	196,578	-	196,578	-
Corporate obligations	15,819	-	13,250	2,569
Other	920	920	-	-
Total	$356,893	$920	$353,404	$2,569

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)	Bank-Issued Trust Preferred Securities
	2018	2017
Balance, January 1	$2,569	$2,241
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized gain (loss) included in comprehensive income	(1)	328
Balance at June 30, 2018 and December 31, 2017	$2,568	$2,569

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2018	$2,568	Discounted cash flow	Probability of default	2.88% - 4.58%
December 31, 2017	$2,569	Discounted cash flow	Probability of default	2.07% - 3.77%

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

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a 10 percent discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, or premium or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded by obtaining a current independent appraisal of the collateral and applying a 10 percent discount factor to the value. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2018, amounted to $7.9 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2018 and December 31, 2017.

($ In Thousands)

June 30, 2018

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$13,547	$-	$-	$13,547

Other real estate owned	$7,890	-	-	$7,890

December 31, 2017

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,614	$-	$-	$9,614

Other real estate owned	7,158	-	-	7,158

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2018 and December 31, 2017, follows:

($ In Thousands)

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$21,664	-	$401	$21,263
Tax-exempt and taxable obligations of states and municipal subdivisions	156,891	1,117	1,555	156,453
Mortgage-backed securities	253,071	187	4,606	248,652
Corporate obligations	11,383	10	750	10,643
	$443,009	$1,314	$7,312	$437,011
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,183	$-	$7,183

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$4,996	$-	$4	$4,992
Tax-exempt and taxable obligations of states and municipal subdivisions	137,281	2,028	725	138,584
Mortgage-backed securities	197,346	785	1,554	196,578
Corporate obligations	16,599	21	801	15,819
Other	1,256	-	335	920
	$357,478	$2,834	$3,419	$356,893
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,398	$-	$7,398

The scheduled maturities of securities at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$19,499	$19,466	$-	$-
Due after one year through five years	57,467	57,923	-	-
Due after five years through ten years	69,611	69,010	6,000	7,183
Due greater than ten years	43,361	41,988	-	-
Mortgage-backed securities	253,071	248,624	-	-
Total	$443,009	$437,011	$6,000	$7,183

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$14,048	$14,062	$-	$-
Due after one year through five years	49,519	49,776	-	-
Due after five years through ten years	57,713	58,589	6,000	7,398
Due greater than ten years	38,852	37,889	-	-
Mortgage-backed securities	197,346	196,577	-	-
Total	$357,478	$356,893	$6,000	$7,398

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$19,339	$344	$1,397	$57	$20,736	$401
Tax-exempt and taxable obligations of state and municipal subdivisions	76,098	1,096	11,706	459	87,804	1,555
Mortgage-backed securities	187,711	3,333	34,917	1,273	222,628	4,606
Corporate obligations	5,063	48	3,178	702	8,241	750
	$288,211	$4,821	$51,198	$2,491	$339,409	$7,312

	December 31, 2017
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$4,992	$4	$-	$-	$4,992	$4
Tax-exempt and taxable obligations of state and municipal subdivisions	40,559	501	8,723	224	49,282	725
Mortgage-backed securities	89,313	807	33,287	747	122,600	1,554
Corporate obligations	5,666	9	3,156	792	8,822	801
Other	-	-	920	335	920	335
	$140,530	$1,321	$46,086	$2,098	$186,616	$3,419

At June 30, 2018 and December 31, 2017, the Company security portfolio consisted of 450 and 235, securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized during the six months ended June 30, 2018 or the year ended December 31, 2017.

NOTE 10 – LOANS

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

	June 30, 2018
	($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$432	$12	$322	$766	$229,164
Real Estate-mortgage	4,570	90	4,970	9,630	546,118
Real Estate-non farm non-residential	1,086	810	1,715	3,611	658,098
Commercial	169	-	1,325	1,494	228,584
Lease Financing Rec.	-	-	-	-	2,476
Obligations of states and subdivisions	-	-	-	-	10,627
Consumer	233	28	108	369	35,204
Total	$6,490	$940	$8,440	$15,870	$1,710,271

	December 31, 2017
	($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$192	$27	$92	$311	$183,328
Real Estate-mortgage	2,656	176	2,692	5,524	385,099
Real Estate-non farm non-residential	1,487	82	1,724	3,293	467,484
Commercial	393	-	1,120	1,513	165,780
Lease Financing Rec.	-	-	-	-	2,450
Obligations of states and subdivisions	-	-	-	-	3,109
Consumer	57	-	46	103	18,056
Total	$4,785	$285	$5,674	$10,744	$1,225,306

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

Total outstanding acquired impaired loans were $2.0 million as of June 30, 2018 and $2.0 million as of December 31, 2017. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at June 30, 2018 and December 31, 2017:

($ In Thousands)

	June 30, 2018		December 31, 2017
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$836	$1,185	$894	$1,305
Accretion	(25)	25	(58)	58
Payments received, net		(43)	-	(178)
Charge-off	(10)	(10)	-	-
Balance at end of period	$801	$1,157	$836	$1,185

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2018 and December 31, 2017. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2018 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2018

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$283	$283	$-	$275	$2
Commercial real estate	3,762	3,884	-	3,902	54
Consumer real estate	5,795	6,044	-	3,354	62
Consumer installment	138	145	-	64	3
Total	$9,978	$10,356	$-	$7,595	$121

Impaired loans with a related allowance:
Commercial installment	$1,043	$1,043	$435	$979	$-
Commercial real estate	2,658	2,658	193	2,580	70
Consumer real estate	1,041	1,058	124	679	9
Consumer installment	28	28	28	22	-
Total	$4,770	$4,787	$780	$4,260	$79

Total Impaired Loans:
Commercial installment	$1,326	$1,326	$435	$1,253	$2
Commercial real estate	6,420	6,542	193	6,482	124
Consumer real estate	6,836	7,102	124	4,033	71
Consumer installment	166	173	28	87	3
Total Impaired Loans	$14,748	$15,143	$780	$11,855	$200

As of June 30, 2018, the Company had $1.3 million of foreclosed residential real estate property obtained by physical possession and $0.3 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2017

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial installment	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial installment	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

($ In Thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Interest income recognized during impairment	$99	$161
Cash-basis interest income recognized	99	200

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2018 was $143,000 and $230,000, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2018 and December 31, 2017.

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

There were no TDRs modified during the three month and six month periods ended June 30, 2018. There were 5 and 0 TDRs modified during the three months and six months ended June 30, 2017, respectively. The balance of TDRs was $9.1 million at June 30, 2018 and $6.9 million at December 31, 2017, respectively. The increase of $2.2 million is attributable to the acquisitions. There was $0.2 million allocated in specific reserves established with respect to these loans as of June 30, 2018. As of June 30, 2018, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Bank TDRs at June 30, 2018 and December 31, 2017:

($ In Thousands)

	June 30, 2018
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$15	$-	$-	$-	$15
Commercial real estate	3,608	-	-	1,230	4,838
Consumer real estate	2,567	-	-	1,562	4,129
Consumer installment	119	-	-	33	152
Total	$6,309	$-	$-	$2,825	$9,134
Allowance for loan Losses	$158	$-	$-	$19	$177

($ In Thousands)

	December 31, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	3,702	92	-	1,025	4,819
Consumer real estate	1,012	89	-	987	2,088
Consumer installment	-	-	5	18	23
Total	$4,714	$181	$5	$2,030	$6,930
Allowance for loan losses	$100	$22	$5	$27	$154

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was 1 loan which totaled $86,000 and 2 loans which totaled $283,000 that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarter ending June 30, 2018 and June 30, 2017, respectively. There were 3 loans which totaled $381,000 and 2 loans which totaled $283,000 that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2018 and June 30, 2017, respectively.

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

June 30, 2018

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$1,039,742	$344,592	$54,329	$225,908	$1,664,571
Special Mention	14,305	2,142	-	2,864	19,311
Substandard	17,777	6,722	551	1,765	26,815
Doubtful	90	-	-	454	544
Subtotal	$1,071,914	$353,456	$54,880	$230,991	$1,711,241
Less:
Unearned discount	970	-	-	-	970
Loans, net of unearned discount	$1,070,944	$353,456	$54,880	$230,991	$1,710,271

December 31, 2017

($ In Thousands)

	Real Estate Commercial	Real Estate Mortgage	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$763,572	$226,178	$28,482	$166,819	$1,185,051
Special Mention	15,987	680	-	2,908	19,575
Substandard	14,979	4,622	80	1,905	21,586
Doubtful	94	-	-	23	117
Subtotal	794,632	231,480	28,562	171,655	1,226,329
Less:
Unearned discount	710	65	-	248	1,023
Loans, net of unearned discount	$793,922	$231,415	$28,562	$171,407	$1,225,306

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)	Three Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2018

Balance at beginning of period	$8,659	$8,288
Loans charged-off:
Real Estate	(13)	(17)
Installment and Other	(13)	(32)
Commercial, Financial and Agriculture	(5)	(5)
Total	(31)	(54)

Recoveries on loans previously charged-off:
Real Estate	41	63
Installment and Other	(24)	63
Commercial, Financial and Agriculture	10	18
Total	27	144
Net recoveries (charge-off)	(4)	90
Provision for Loan Losses	857	1,134
Balance at end of period	$9,512	$9,512

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2018 and December 31, 2017.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2018 and December 31, 2017. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan and Lease Losses” for a description of our methodology.

June 30, 2018

($ In thousands)			Commercial
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
Loans
Individually evaluated	$13,256	$165	$1,327	$14,748
Collectively evaluated	1,419,213	35,659	240,651	1,695,523
Total	$1,432,469	$35,824	$241,978	$1,710,271

Allowance for Loan Losses
Individually evaluated	$318	$28	$435	$781
Collectively evaluated	6,999	155	1,577	8,731
Total	$7,317	$183	$2,012	$9,512

December 31, 2017

($ In thousands)			Commercial,
		Installment	Financial
	Real Estate	and Other	and Agriculture	Total
Loans
Individually evaluated	$9,402	$52	$1,120	$10,574
Collectively evaluated	1,015,934	28,511	170,287	1,214,732
Total	$1,025,336	$28,563	$171,407	$1,225,306

Allowance for Loan Losses
Individually evaluated	$371	$23	$267	$661
Collectively evaluated	5,952	334	1,341	7,627
Total	$6,323	$357	$1,608	$8,288

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

The Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams or the presentation of revenue as gross versus net. No adjustment to retained earnings was required on the adoption date. Because there was no change to the timing and pattern of revenue recognition, there were no material changes to the Company’s processes and internal controls.

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.  The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprise a significant portion of our revenue stream. A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Non-interest income
Service charges on Deposits
Overdraft fees	$711	$550	$1,338	$1,119
Other	630	372	1,030	671
Interchange income	1,500	959	2,540	1,862
Investment brokerage Fees	10	4	26	8
Loan servicing fees	-	-	-	-
Net losses on securities	(5)	(1)	(5)	(9)
Other	2,786	1,873	4,162	3,497

Total non-interest income	$5,632	$3,757	$9,091	$7,148

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

FMB Banking Corporation

On July 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FMB Banking Corporation, a Florida corporation (“FMB”), whereby FMB will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and FMB’s wholly owned subsidiary bank, Farmers & Merchants Bank, entered into a Plan of Bank Merger whereby Farmers & Merchants Bank will be merged with and into The First immediately following the merger of FMB with and into the Company with a purchase price of approximately $80.0 million. At June 30, 2018, FMB had total assets of approximately $480.7 million.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2017 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “will,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on currently available information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s present expectations. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; interest rate risk; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; and risks related to the acquisitions of Southwest Banc Shares, Inc., Sunshine Financial, Inc. and FMB, including the risk that anticipated benefits from the transactions are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions or other unexpected factors or events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses (referred to as the “allowance for loan losses” or the “ALLL”), as explained in detail in Note 10 - Loans to the Consolidated Financial Statements and in the “Allowance for Loan and Lease Losses” sections of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations; the valuation of impaired loans and foreclosed assets, as discussed in Note 10 - Loans to the Consolidated Financial Statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical accounting policies are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second quarter 2018 compared to second quarter 2017

The Company reported net income available to common shareholders of $5.2 million for the three months ended June 30, 2018, compared with net income available to common shareholders of $2.4 million for the same period last year.

Net interest income increased to $21.6 million, or 45.4% for the three months ended June 30, 2018, compared to $14.8 million for the same period in 2017. Quarterly average earning assets at June 30, 2018, increased $651.4 million, or 41.3% and quarterly average interest-bearing liabilities increased $484.5 million or 38.2% when compared to June 30, 2017.

Noninterest income for the three months ended June 30, 2018, was $5.6 million compared to $3.8 million for the same period in 2017, reflecting an increase of $1.9 million or 49.9%. This increase was composed of increases in service charges and interchange fee income of $1.0 million. The Company also received a financial assistance award of $0.9 million from the U.S. Treasury during the second quarter of 2018 as a result of our designation as a Community Development Financial Institution.

The provision for loan losses was $857,000 for the three months ended June 30, 2018, compared with $248,000 for the same period in 2017. The allowance for loan losses of $9.5 million at June 30, 2018 or .56% of total loans is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Noninterest expense was $19.7 million for the three months ended June 30, 2018, an increase of $4.6 million or 30.6%, when compared with the same period in 2017. Excluding acquisition charges of $3.8 million and $2.7 million for second quarter of 2018 and 2017, respectively, non-interest expense increased $3.5 million in the second quarter of 2018 as compared to second quarter of 2017, of which $1.8 million is attributable to the salaries and benefits related to the acquisitions of First Community Bank and Sunshine Community Bank.

First half 2018 compared to first half 2017

The Company had reported net income available to common shareholders of $9.2 million for the six months ended June 30, 2018, compared to $3.5 million for the same period last year. Operating net earnings increased $6.1 million or 82.5% from $7.4 million at June 30, 2017 to $13.5 million at June 30, 2018. Operating net earnings excludes merger-related costs of $4.3 million, net of tax for the year to date period ending June 30, 2018 and $3.9 million, net of tax for the year to date period ending June 30, 2017.

Net interest income increased to $37.9 million from $29.0 million for the six months ended June 30, 2018, or an increase of 30.9% as compared to the same period in 2017. This increase was primarily due to interest earned on a high volume of loans as well as higher interest rates. Average earning assets at June 30, 2018, increased $588.6 million, or 35.9% and average interest-bearing liabilities also increased $464.8 million or 36.0% when compared to December 31, 2017.

Noninterest income for the six months ended June 30, 2018, was $9.1 compared to $7.1 million for the same period in 2017, reflecting an increase of $1.9 million or 27.2%. This increase consists of the $0.9 million financial assistance award, increased service charges of $0.6 million and increased interchange fee income of $0.7 million.

The provision for loan losses was $1.1 million for the six months ended June 30, 2018, compared with $294,000 for the same period in 2017. The allowance for loan losses of $9.5 million at June 30, 2018 (approximately 0.56% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Total valuation accounting adjustments total $7.0 million on acquired loans. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense was $34.3 million for the six months ended June 30, 2018, an increase of $3.1 million or 10.0%, when compared with the same period in 2017. $2.0 million of the increase was attributable to the salaries and benefits related to the acquisitions of First Community Bank and Sunshine Bank. Increases in occupancy, FDIC premiums, amortization of core deposit intangibles and other non-interest expense were also attributable to the acquisitions.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $2.5 billion at June 30, 2018 compared to $1.8 billion at December 31, 2017, an increase of $0.7 billion. Loans increased $485.0 million to $1.710 billion or 39.6%, during the first six months of 2018. Deposits at June 30, 2018, totaled $2.1 billion compared to $1.5 billion at December 31, 2017. The First acquired loans of $437.1 million, net of fair value marks and deposits of $509.2 million, net of fair value marks as a result of the acquisitions of First Community Bank and Sunshine Bank during the first half of 2018. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the six month period ended June 30, 2018, The First reported net income of $11.6 million compared to $4.6 million for the six months ended June 30, 2017. Merger charges net of tax equaled $4.3 million for the first six months of 2018 as compared to $3.9 million for the first half of 2017.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $6.7 million, or 45.4%, for the second quarter of 2018 relative to the second quarter of 2017. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:

Taxable securities	$328,898	$2,423	2.95%	$282,235	$1,605	2.27%

Tax exempt securities	117,875	1,015	3.44%	95,272	897	3.77%

Total investment securities	446,773	3,438	3.08%	377,507	2,502	2.65%
Fed funds sold	17,242	61	1.42%	39,048	95	0.97%

Interest bearing deposits in other banks	68,079	81	0.48%	5,214	2	0.15%
Loans	1,696,737	21,714	5.12%	1,155,699	14,170	4.90%

Total earning assets	2,228,831	25,294	4.54%	1,577,468	16,769	4.25%
Other assets	214,345			173,624
Total assets	$2,443,176			$1,751,092

Interest-bearing liabilities:
Deposits	$1,676,110	$2,547	0.61%	$1,211,959	$1,303	0.43%
Reverse Repurchase Agreement	-	-	-	5,000	48	3.84%
Fed funds purchased	1,382	9	2.60%	1,906	8	1.68%
FHLB and First Tennessee	22,959	138	2.40%	40,765	203	1.99%

Subordinated debentures	54,036	774	5.73%	10,310	67	2.60%
Total interest-bearing liabilities	1,754,487	3,468	0.79%	1,269,940	1,629	0.51%
Other liabilities	414,154			325,485
Stockholders’ equity	274,535			155,667

Total liabilities and stockholders’ equity	$2,443,176			$1,751,092

Net interest income		$21,569			$14,835
Net interest margin			3.87%			3.76%
Net interest income (FTE)*		$21,826	3.75%		$15,140	3.74%
Net interest Margin (FTE)*			3.92%			3.84%

*See reconciliation of Non-GAAP financial measures.

Average Balances, Tax Equivalent Interest and Yields/Rates

	YTD June 30, 2018			YTD June 30, 2017
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:

Taxable securities	$307,135	$4,409	2.87%	$258,514	$3,139	2.43%

Tax exempt securities	112,050	1,919	3.43%	91,154	1,792	3.93%

Total investment securities	419,185	6,328	3.02%	349,668	4,931	2.82%
Fed funds sold	14,750	96	1.30%	44,851	219	0.98%

Interest Bearing deposits in other banks	64,495	158	0.49%	5,100	4	0.16%
Loans	1,597,739	37,699	4.72%	1,138,097	27,670	4.86%

Total earning assets	2,096,169	44,281	4.22%	1,537,716	32,824	4.27%
Other assets	198,513			198,822
Total assets	$2,294,682			$1,736,538

Interest-bearing liabilities:
Deposits	$1,561,573	$4,387	0.56%	$1,182,189	$2,461	0.42%
Reverse Repurchase Agreement	-	-	0.00%	5,000	96	3.84%
Fed funds purchased	795	10	2.52%	1,398	10	1.43%
FHLB and First Tennessee	47,524	597	2.51%	59,883	517	1.73%

Subordinated debentures	32,294	852	5.28%	10,310	130	2.52%
Total interest-bearing liabilities	1,642,186	5,846	0.71%	1,258,780	3,214	0.51%
Other liabilities	399,969			321,031
Stockholders’ equity	252,527			156,727

Total liabilities and stockholders’ equity	$2,294,682			$1,736,538

Net interest income		$37,949			$29,003
Net interest margin			3.62%			3.77%
Net interest income (FTE)*		$38,435	3.51%		$29,610	3.76%
Net interest Margin (FTE)*			3.67%			3.85%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and six-month periods ended June 30, 2018 and 2017:

($ In Thousands)	Three Months Ended				Six Months Ended
EARNINGS STATEMENT	6/30/18	% of Total	6/30/17	% of Total	6/30/18	% of Total	6/30/17	% of Total
Non-interest income:
Service charges on deposit accounts	$1,341	23.8%	$922	24.5%	$2,368	26.1%	$1,790	25.0%
Mortgage fee income	1,213	21.6%	1,208	32.2%	2,013	22.1%	2,124	29.8%
Interchange fee income	1,500	26.6%	959	25.5%	2,540	27.9%	1,862	26.0%
Gain (loss) on securities, net	(5)	(0.1)%	(1)	-	(5)	(0.1)%	(9)	(0.1)%
Financial Assistance Award	917	16.3%	-	-	917	10.1%	-	-
Other charges and fees	666	11.8%	669	17.8%	1,258	13.9%	1,381	19.3%
Total non-interest income	$5,632	100%	$3,757	100%	$9,091	100%	$7,148	100%

Non-interest expense:
Salaries and employee benefits	9,502	48.3%	7,625	50.6%	17,291	50.5%	15,247	48.9%
Occupancy expense	2,034	10.3%	1,348	8.9%	3,680	10.8%	2,718	8.7%
FDIC premiums	368	1.9%	331	2.2%	735	2.1%	532	1.7%
Marketing	70	0.4%	99	0.7%	150	0.4%	168	0.5%
Amortization of core deposit intangibles	356	1.8%	182	1.2%	557	1.6%	331	1.1%
Other professional services	438	2.2%	567	3.8%	627	1.8%	910	2.9%
Other non-interest expense	3,074	15.6%	2,236	14.8%	5,641	16.5%	4,979	16.0%
Acquisition and integration charges	3,838	19.5%	2,682	17.8%	5,596	16.3%	6,280	20.2%
Total non-interest expense	$19,680	100%	$15,070	100%	$34,277	100%	$31,165	100%

Second quarter 2018 noninterest income increased $1.9 million, or 49.9% as compared to second quarter 2017. The largest increases in noninterest income were the $0.9 million financial assistance award coupled with increases in service charges and interchange fee income. Second quarter 2018 noninterest expense increased $4.6 million, or 30.6% as compared to second quarter 2017. Excluding acquisition charges of $3.8 million and $2.7 million for the second quarter of 2018 and 2017, respectively, non-interest expense increased $3.4 million as compared to second quarter of 2017, as a result of increases in salaries and benefits attributed to the acquisitions of First Community Bank and Sunshine Bank.

Non-interest income was $9.1 million at June 30, 2018, an increase of $1.9 million in year-over-year comparison, consisting of increases in service charges on deposit accounts, interchange fee income, other charges and fees as well as the financial assistance award. Non-interest expense was $34.3 million at June 30, 2018, an increase of $3.1 million in year-over-year comparison primarily resulting from increases in salaries and benefits of $2.0 million which relates to the acquisitions of First Community Bank and Sunshine Bank. Increases in occupancy, FDIC premiums, amortization of core deposit intangibles and other non-interest expense were attributable to the acquisitions.

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

The Company’s provision for income taxes was $1.4 million or 21.3% of earnings before income taxes for the second quarter of 2018, compared to $0.9 million or 27.7% of earnings before income taxes for the same period in 2017. The provision for the six months ended June 30, 2018 was $2.4 million or 20.9% of earnings before income taxes compared to $1.2 million or 25.7% of earnings before income taxes for the same period in 2017.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $443.0 million, or 17.9% of total assets at June 30, 2018 compared to $362.9 million, or 20.0% of total assets at December 31, 2017.

We had $2.0 million in federal funds sold at June 30, 2018 and $0.5 million of federal funds sold at December 31, 2017; and interest-bearing balances at other banks decreased to $20.8 million at June 30, 2018 from $48.5 million at December 31, 2017. The Company’s investment portfolio increased $80.3 million, or 21.6%, to a total fair market value of $454.5 million at June 30, 2018 compared to December 31, 2017, $81.9 million of which was due to the acquisitions of First Community Bank and Sunshine Financial during the first half of 2018. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.2 million at June 30, 2018 as compared to $7.4 million at December 31, 2017. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $1.716 billion at June 30, 2018, an increase of $486.1 million, or 39.5%, from December 31, 2017. The acquisitions of First Community Bank and Sunshine Financial accounted for approximately $437.2 million of the increase.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio
	June 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent Of Total
	($ In Thousands)
Loans held for sale	$5,914	0.3%	$4,790	0.3%
Commercial, financial and agricultural	228,643	13.3	165,780	13.5
Real Estate:
Mortgage-commercial	658,096	38.3	467,484	38.0
Mortgage-residential	546,120	31.8	385,099	31.3
Construction	229,164	13.4	183,328	14.9
Lease financing receivable	2,476	0.1	2,450	0.2
Obligations of states and subdivisions	10,627	0.6	3,109	0.3
Consumer and other	35,145	2.2	18,056	1.5
Total loans	1,716,185	100%	1,230,096	100%
Allowance for loan losses	(9,512)		(8,288)
Net loans	$1,706,673		$1,221,808

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

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2018, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama and Florida.

NONPERFORMING ASSETS

At June 30, 2018, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$6,490
Past due 90 days or more and still accruing	940

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $8.4 million at June 30, 2018, which increased $2.8 million from December 31, 2017. This increase is due to nonaccrual acquired loans.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.9 million at June 30, 2018 as compared to $7.2 million at December 31, 2017.

A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2018, the Bank had $9.1 million in loans that were modified as troubled debt restructurings (“TDRs”), of which $6.3 million were performing as agreed with modified terms. At December 31, 2017, the Bank had $6.9 million in loans that were classified as troubled debt restructurings of which $4.7 million were performing as agreed with modified terms. TDRs may be classified as either nonperforming or performing loans depending on their accrual status. As of June 30, 2018, $2.8 million in loans categorized as TDRs are classified as nonperforming as compared to $2.0 million at December 31, 2017.

The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS

Real Estate:	6/30/18	12/31/17	6/30/17
1-4 family residential construction	$-	$-	$-
Other construction/land	326	92	191
1-4 family residential revolving/open-end	414	61	-
1-4 family residential closed-end	4,552	2,631	2,299
Nonfarm, nonresidential, owner-occupied	650	610	783
Nonfarm, nonresidential, other nonfarm nonresidential	1,065	1,114	554
TOTAL REAL ESTATE	7,007	4,508	3,827

Commercial and industrial	1,325	1,120	131
Loans to individuals - other	108	46	21
TOTAL NON-ACCRUAL LOANS	8,440	5,674	3,979
Other real estate owned	7,890	7,158	8,072
TOTAL NON-PERFORMING ASSETS	$16,330	$12,832	$12,051
Performing TDRs	$6,309	$4,715	$4,936
Total non-performing assets as a % of total loans & leases net of unearned income	0.95%	1.04%	1.01%

Total non-accrual loans as a % of total loans & leases net of unearned income	0.49%	0.46%	0.33%

Nonperforming assets totaled $16.3 million at June 30, 2018, compared to $12.8 million at December 31, 2017, an increase of $3.5 million. The ALLL/total loans ratio was 0.56% at June 30, 2018, and 0.68% at December 31, 2017. Total valuation accounting adjustments total $7.0 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was 0.003% for the quarter ended June 30, 2018 compared to (0.003)% for the quarter ended June 30, 2017.

The following table represents the Company’s impaired loans at June 30, 2018, and December 31, 2017.

	June 30,	December 31,
	2018	2017
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$9,978	$6,559
Impaired loans with a valuation allowance	4,770	4,015
Total impaired loans	$14,748	$10,574
Allowance for loan losses on impaired loans at period end	780	661

Total nonaccrual loans	8,440	5,674

Past due 90 days or more and still accruing	940	285
Average investment in impaired loans	11,855	9,041

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

($ In Thousands)

	3 months ended	3 months ended	6 months ended	6 months ended	For the Year Ended
Balances:	6/30/18	6/30/17	6/30/18	6/30/17	12/31/17
Average gross loans & leases outstanding during period:	$1,696,737	$1,155,699	$1,597,739	$1,138,097	$1,168,882
Gross Loans & leases outstanding at end of period	1,716,185	1,193,843	1,716,185	1,193,843	1,230,096

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,659	$7,813	$8,288	$7,510	$7,510
Provision charged to expense	857	248	1,134	294	506

Charge-offs:

Real Estate-
1-4 family residential construction	-	-	-	32	32
Other construction/land	6	69	10	72	111
1-4 family revolving, open-ended	7	42	7	67	71
1-4 family closed-end	-	44	-	49	48
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	13	155	17	220	262
Commercial and industrial	5	-	5	1	62
Credit cards	-	-	-	-	-
Automobile loans	-	15	-	18	45
Loans to individuals - other	13	-	32	-	-
All other loans	-	19	-	24	36
Total	31	189	54	263	405
Recoveries:
Real Estate-
1-4 family residential construction	(-)	(-)	(-)	(-)	-
Other construction/land	(19)	(35)	(26)	(250)	280
1-4 family revolving, open-ended	(8)	(7)	(8)	(51)	52
1-4 family closed-end	(13)	(103)	(27)	(144)	176
Nonfarm, nonresidential, owner-occupied	(1)	(7)	(2)	(8)	14
Total Real Estate	(41)	(152)	(63)	(453)	522
Commercial and industrial	(10)	(15)	(18)	(32)	50
Credit cards	1	(-)	(-)	(-)	-
Automobile loans	(7)	(7)	(13)	(7)	22
Loans to individuals - other	1	(13)	(10)	(14)	36
All other loans	29	(11)	(40)	(23)	47
Total	(27)	(198)	(144)	(529)	677
Net loan charge offs (recoveries)	4	(9)	(90)	(266)	(272)
Balance at end of period	$9,512	$8,070	$9,512	$8,070	$8,288

RATIOS
Net Charge-offs (recoveries) to average Loans & Leases(annualized)	0.0009%	(0.003)%	(0.011)%	(0.05)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.56%	0.68%	0.56%	0.68%	0.67%
Net Loan Charge-offs (recoveries) to provision for loan losses	0.47%	(3.63)%	(7.94)%	(90.48)%	(53.75)%

Allocation of the Allowance for Loan Losses

	June 30, 2018
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$2,011	13.5%
Commercial Real Estate	5,136	62.6%
Consumer Real Estate	1,598	20.7%
Consumer	184	3.2%
Unallocated	583	-
Total	$9,512	100%

	December 31, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,608	14.0%
Commercial Real Estate	4,644	64.8
Consumer Real Estate	1,499	18.9
Consumer	173	2.3
Unallocated	364	-
Total	$8,288	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $97.6 million at June 30, 2018 and $43.0 million at December 31, 2017. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total equity securities increased $0.4 million due to an increase in FHLB stock and federal reserve stock. The Company’s net premises and equipment at June 30, 2018 was $62.3 million and $46.4 million at December 31, 2017; an increase of $15.9 million, or 34.2% for the first six months of 2018. Included in the acquisition of First Community Bank and Sunshine Financial was $9.2 million in bank-owned life insurance, creating a balance of $36.6 million at June 30, 2018. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased to $54.9 million at June 30, 2017, an increase of $35.0 million as a result of the acquisitions of Southwest and Sunshine Financial. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $6.5 million due to the acquisitions. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of June 30, 2018.

Other real estate owned increased $0.7 million, or 10.2% during the first six months of 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $241.2 million at June 30, 2018 and $281.4 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 14.1% of gross loans outstanding at June 30, 2018 and 22.9% at December 31, 2017, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn letters of credit issued to customers totaling $9.1 million at June 30, 2018 and $8.2 million at December 31, 2017. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the consolidated financial statements.

In addition to unused commitments to provide credit, the Company is utilizing a $73.0 million letter of credit issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security as of June 30, 2018. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $593.3 million at June 30, 2018. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2018, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $108.1 million of the Company’s investment balances, compared to $95.5 million at December 31, 2017. The increase in unpledged securities from June 2018 compared to December 2017 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $68.0 million at June 30, 2018. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of June 30, 2018 was 10.7%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2018	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	79.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.0%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.5%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	82.7%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The Company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the Company to meet its funding requirements for the foreseeable future. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended June 30, 2018 and 2017 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	June 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$459,402	$301,989
NOW accounts and Other	731,617	601,694
Money Market accounts	286,815	149,715
Savings accounts	232,701	133,864
Time Deposits of less than $250,000	308,086	220,951
Time Deposits of $250,000 or more	78,614	62,352
Total deposits	2,097,235	1,470,565

Percentage of Total Deposits

Non-interest bearing demand deposits	21.9%	20.5%
NOW accounts and other	34.9%	40.9%
Money Market accounts	13.7%	10.2%
Savings accounts	11.0%	9.2%
Time Deposits of less than $250,000	14.7%	15.0%
Time Deposits of $250,000 or more	3.8%	4.2%
Total	100%	100%

As of June 30, 2018, cash and cash equivalents were $120.4 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $503.4 million at June 30, 2018. Approximately $241.2 million in loan commitments could fund within the next three months and other commitments, primarily standby letters of credit, totaled $9.1 million at June 30, 2018.

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

Total non-deposit interest-bearing liabilities decreased by $28.7 million, or 25.1%, in the first six months of 2018, due to a decrease in notes payable to the FHLB of $93.6 which was net of acquired. The Company issued $66 million in aggregate principal amount of subordinated on April 30, 2018. The Company had junior subordinated debentures totaling $10.3 million at June 30, 2018 and December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $6.9 million, or 118.8%, during the first six months of 2018, due to the increase in other accrued but unpaid expenses.

CAPITAL

At June 30, 2018 the Company had total stockholders’ equity of $285.8 million, comprised of $13.1 million in common stock, less than $0.5 million in treasury stock, $216.0 million in surplus, $61.7 million in undivided profits, $(4.5) million in accumulated comprehensive income (loss) for available-for-sale securities. Total stockholders’ equity at the end of 2017 was $222.5 million. The increase of $63.4 million, or 28.5%, in stockholders’ equity during the first six months of 2018 is comprised of capital added via net earnings of $9.2 million, $4.0 million decrease in accumulated comprehensive income for available-for-sale securities, and $36.0 million of common stock issued for the purchase of Southwest, offset by $1.2 million in cash dividends paid and $23.4 million of common stock issued for the purchase of Sunshine Financial.

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

Regulatory Capital Ratios The First, ANBA
	June 30, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	14.9%	14.5%	6.5%
Tier 1 Capital Ratio	14.9%	14.5%	8.0%
Total Capital Ratio	15.4%	15.1%	10.0%
Tier 1 Leverage Ratio	11.6%	11.4%	5.0%

Regulatory Capital Ratios The First Bancshares, Inc.
	June 30, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	12.2%	14.2%	6.5%
Tier 1 Capital Ratio**	12.8%	14.9%	8.0%
Total Capital Ratio	13.3%	15.5%	10.0%
Tier 1 Leverage Ratio	10.0%	11.7%	5.0%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

The Company’s regulatory capital ratios decreased from December 31, 2017 to June 30, 2018. Capital for recent acquisitions was added during the fourth quarter of 2017, with new assets being added during 2018. Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2018 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. As of June 30, 2018, management believes that each of the Bank and the Company meet all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

Total consolidated equity capital at June 30, 2018, was $285.8 million, or approximately 11.5% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies.

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

Reconciliation of Non-GAAP Financial Measures

We report net interest income and net interest margin on a fully tax equivalent, or FTE, basis, which calculations are not in accordance with generally accepted accounting principles, or GAAP. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate for 2017 and 25.3% for 2018. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Net interest income and net interest margin on a fully tax equivalent basis should not be viewed as a substitute for net interest income or net interest margin provided in accordance with GAAP. See reconciliation of net interest income (FTE) to net interest income calculated in accordance with GAAP and net interest margin (FTE) to net interest margin calculated in accordance with GAAP below:

Net Interest Income Fully Tax Equivalent

($ In Thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net interest income	$21,569	$14,835	$37,949	$29,003
Tax exempt investment income	(758)	(592)	(1,433)	(1,185)
Taxable investment income	1,015	897	1,919	1,792
Net interest income fully tax equivalent	21,826	15,140	38,435	29,610

Average earning assets	2,228,831	1,577,468	2,096,169	1,537,716
Net interest margin fully tax equivalent	3.92	3.84	3.67	3.85

Operating Net Earnings

($ In Thousands)	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Net income available to common shareholders	$9,202	$3,488
Effect of acquisition charges	5,596	6,280
Tax	(1,303)	(2,372)
Net earnings available to common shareholders, operating	$13,495	$7,396

Average earning assets	2,228,831	1,577,468
Net interest margin fully tax equivalent	3.92	3.84

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	8.0%	-20.0%	23.2%	-40.0%
Up 300 bps	8.1%	-15.0%	21.7%	-30.0%
Up 200 bps	6.6%	-10.0%	17.7%	-20.0%
Up 100 bps	3.9%	-5.0%	10.7%	-10.0%
Down 100 bps	(6.9)%	-5.0%	(16.2)%	-10.0%
Down 200 bps	(11.4)%	-10.0%	(18.2)%	-20.0%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2018, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2018	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	76,642	80,570	85,981	87,457	86,899	84,279	79,373
Dollar Change	(9,339)	(5,411)		1,476	918	(1,702)	(6,608)
NII @ Risk - Sensitivity Y1	(10.9)%	(6.3)%		1.7%	1.1%	(2.0)%	(7.7)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $9.3 million lower than in a stable interest rate scenario, for a negative variance of 10.9%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While management believes that further interest rate reductions are highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.0 million, or 1.1%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 242.6%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	486,151	497,528	594,009	657,374	698,851	723,035	732,077
Change in EVE from base	(107,858)	(96,481)		63,365	104,842	129,026	138,068
% Change	(18.2)%	(16.2)%		10.7%	17.7%	21.7%	23.2%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016.

3.2	Amendment to the Amended and Restated Articles of Incorporation of The First Bancshares, Inc.*

3.3	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
August 9, 2018	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

August 9, 2018	/s/ DONNA T. (DEE DEE) LOWERY
(Date)	Donna T. (Dee Dee) Lowery, Executive
Vice President and Chief Financial Officer

