Form 10-Q
period 2018-09-30
FIRST BANCSHARES INC /MS/
filed 2018-11-09
CIK 947559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Common stock, $1.00 par value, 13,101,010 shares issued and 13,074,516 outstanding as of November 7, 2018.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2018	2017

ASSETS

Cash and due from banks	$74,639	$42,980
Interest-bearing deposits with banks	47,732	48,466
Federal funds sold	-	475

Total cash and cash equivalents	122,371	91,921

Securities held-to-maturity, at amortized cost	6,000	6,000
Securities available-for-sale, at fair value	424,940	356,893
Other securities	13,104	9,969

Total securities	444,044	372,862

Loans held for sale	4,269	4,790
Loans	1,748,483	1,225,306
Allowance for loan losses	(9,765)	(8,288)

Loans, net	1,742,987	1,221,808

Interest receivable	9,046	6,705
Premises and equipment	62,342	46,426
Cash surrender value of bank-owned life
Insurance	36,880	27,054
Goodwill	54,426	19,960
Other real estate owned	8,453	7,158
Other assets	28,393	19,344

TOTAL ASSETS	$2,508,942	$1,813,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$430,430	$301,989
Interest-bearing	1,616,016	1,168,576

TOTAL DEPOSITS	2,046,446	1,470,565

Interest payable	635	353
Borrowed funds	85,508	104,072
Subordinated debentures	75,117	10,310
Other liabilities	12,438	5,470

TOTAL LIABILITIES	2,220,144	1,590,770

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 20,000,000 shares authorized; 13,101,010 shares issued at September 30, 2018, and 11,192,401 shares issued at December 31, 2017, respectively	13,101	11,192
Additional paid-in capital	216,604	158,456
Retained earnings	65,878	53,722
Accumulated other comprehensive loss	(6,321)	(438)
Treasury stock, at cost, 26,494 shares at September 30, 2018 and at December 31, 2017	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	288,798	222,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,508,942	$1,813,238

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ In Thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

INTEREST INCOME:
Interest and fees on loans	$22,407	$14,412	$60,106	$42,083
Interest and dividends on securities:
Taxable interest and dividends	2,369	1,600	6,778	4,742
Tax exempt interest	757	579	2,190	1,764
Interest on federal funds sold and interest bearing deposits in other banks	95	117	348	337

TOTAL INTEREST INCOME	25,628	16,708	69,422	48,926

INTEREST EXPENSE:
Interest on deposits	2,782	1,375	7,169	3,836
Interest on borrowed funds	1,177	398	2,634	1,151

TOTAL INTEREST EXPENSE	3,959	1,773	9,803	4,987

NET INTEREST INCOME	21,669	14,935	59,619	43,939

PROVISION FOR LOAN LOSSES	412	90	1,546	384

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,257	14,845	58,073	43,555

OTHER INCOME:
Service charges on deposit accounts	1,538	902	3,906	2,692
Other service charges and fees	3,536	2,756	10,258	8,115
TOTAL OTHER INCOME	5,074	3,658	14,164	10,807

OTHER EXPENSES:
Salaries and employee benefits	9,266	7,328	26,557	23,070
Occupancy and equipment	2,163	1,390	5,844	4,108
Acquisition and integration charges	4,059	48	9,655	6,327
Other	4,298	3,122	12,008	9,551

TOTAL OTHER EXPENSES	19,786	11,888	54,064	43,056

INCOME BEFORE INCOME TAXES	6,545	6,615	18,173	11,306

INCOME TAXES	1,383	1,901	3,809	3,104

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$5,162	$4,714	$14,364	$8,202

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.39	$0.52	$1.14	$0.90
DILUTED	0.39	0.51	1.13	0.89
DIVIDENDS PER SHARE – COMMON	0.05	0.0375	0.15	0.1125

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ In Thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income per consolidated statements of income	$5,162	$4,714	$14,364	$8,202
Other Comprehensive Income:
Unrealized holding (losses)/gains arising during period on available-for sale securities	(2,463)	(823)	(7,873)	4,436
Unrealized holding (losses)/gains arising during period on available-for-sale securities	(2,463)	(823)	(7,873)	4,436
Income tax benefit(expense)	623	322	1,990	(1,708)
Other comprehensive (loss) income	(1,840)	(501)	(5,883)	2,728
Comprehensive Income	$3,322	$4,213	$8,481	$10,930

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ In Thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2017	$9,018	$102,574	$44,477	$(1,078)	$(464)	$154,527
Net income	-	-	8,202	-	-	8,202
Other comprehensive income	-	-	-	2,728	-	2,728
Dividends on common stock, $0.1125 per Share	-	-	(1,030)	-	-	(1,030)
Issuance of 89,591 common shares for GCCB acquisition	89	2,160	-	-	-	2,249
Repurchase of restricted stock for payment of Taxes	(12)	(318)	-	-	-	(330)
Restricted stock grant	85	(85)	-	-	-	-
Compensation Expense	-	634	-	-	-	634
Balance, September 30, 2017	$9,180	$104,965	$51,649	$1,650	$(464)	$166,980

Balance, January 1, 2018	$11,192	$158,456	$53,722	$(438)	$(464)	$222,468
Net income	-	-	14,364
Other comprehensive income	-	-	-	(5,883)	-	(5,883)
Dividends on common stock, $0.15 per Share	-	-	(1,859)	-	-	(1,859)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134	34,871	-	-	-	36,005
Issuance of 726,461 common shares for Sunshine acquisition	726	22,702	-	-	-	23,428
Restricted stock grant	62	(62)	-	-	-	-
Restricted stock grants Forfeited	(12)	12	-	-	-	-
Expenses associated with common stock issuance	-	(237)	-	-	-	(237)
Compensation Expense	-	884	-	-	-	884
ASU 2016-01 Implementation	-	-	(349)	-	-	(349)
Repurchase of restricted stock for payment of taxes	(1)	(22)	-	-	-	(23)
Balance, September 30, 2018	$13,101	$216,604	$65,878	$(6,321)	$(464)	$288,798

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Thousands)

	(Unaudited) Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$14,364	$8,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,125	3,455
Provision for loan losses	1,546	384
Loss on sale/writedown of ORE	31	743
Restricted stock expense	884	634
Increase in cash value of life insurance	(657)	(532)
Federal Home Loan Bank stock dividends	(85)	(54)
Changes in:
Interest receivable	(570)	256
Loans held for sale, net	481	1,336
Interest payable	145	(50)
Other, net	3,711	1,738
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,975	16,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	46,383	51,879
Proceeds from sales of securities available-for-sale	18,573	-
Purchases of available-for-sale securities	(64,248)	(67,646)
Redemptions (Purchases) of other securities	(327)	(1,796)
Net increase in loans	(86,405)	(94,210)
Net increase in premises and equipment	(3,174)	(4,237)
Purchase of bank-owned life insurance	-	(469)
Proceeds from sale of other real estate owned	1,171	5,759
Cash received in excess of cash paid for acquisitions	29,901	3,413
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(58,126)	(107,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	66,596	113,313
Net increase (decrease) in borrowed funds	(63,672)	10,415
Dividends paid on common stock	(1,829)	(1,005)
Repurchase of restricted stock for payment of taxes	(23)	(330)
Expenses associated with capital raise	(237)	-
Issuance of subordinated debt, net	64,766	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,601	122,393

NET INCREASE IN CASH	30,450	31,198
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,921	62,119
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,371	$93,317

SUPPLEMENTAL DISCLOSURES:

CASH PAYMENTS FOR INTEREST	9,430	5,181
CASH PAYMENTS FOR INCOME TAXES	2,121	667
LOANS TRANSFERRED TO OTHER REAL ESTATE	1,510	836
ISSUANCE OF RESTRICTED STOCK GRANTS	61	85
STOCK ISSUED IN CONNECTION WITH GULF COAST COMMUNITY BANK ACQUISITION	-	2,249
STOCK ISSUED IN CONNECTION WITH SOUTHWEST ACQUISITION	36,005	-
STOCK ISSUED IN CONNECTION WITH SUNSHINE ACQUISITION	23,428	-

Also see Note 4 regarding non-cash transactions included in the acquisitions.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At September 30, 2018, the Company had approximately $2.5 billion in assets, $1.7 billion in net loans, $2.0 billion in deposits, and 0.3 billion in stockholders' equity. For the nine months ended September 30, 2018, the Company reported net income of $14.4 million. After tax merger related costs of $3.0 million were expensed during the nine months ended September 30, 2018.

On August 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Tuesday, August 7, 2018.

On May 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Monday, May 7, 2018.

On February 22, 2018, the Company paid a cash dividend in the amount of $0.05 per share to shareholders of record as of the close of business on Friday, February 5, 2018.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-11 eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect for early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The revised disclosure requirements will not have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 included specific guidance on how to classify certain transactions in the statement of cash flows and reduced diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Entities were required to apply the guidance retrospectively unless it would have been impracticable to do, in which case the amendments could have been applied prospectively. The Company applied the guidance retrospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently working with a third party to assess the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our implementation process, we have established a working group that includes individuals from various functional areas that made initial assessments regarding portfolio segmentation, reviewed system requirements, engaged a third party software vendor, and have begun to model expected loss estimates.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. Under the amendments in ASU 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. The Company is currently assessing the impact of ASU 2016-02 and ASU 2018-11 on Consolidated Financial Statements.

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

Expenses associated with the acquisition were $3.7 million and $4.9 million for the three month and nine month periods ended September 30, 2018, respectively. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)

Purchase price:
Cash and stock	$30,461
Total purchase price	30,461

Identifiable assets:
Cash and due from banks	16,099
Investments	13,812
Loans	170,843
Bank owned life insurance	3,284
Core deposit intangible	2,831
Personal and real property	4,121
Other assets	2,614
Total assets	213,604

Liabilities and equity:
Deposits	151,973
Borrowed funds	38,250
Other liabilities	2,920
Total liabilities	193,143
Net assets acquired	20,461
Goodwill resulting from acquisition	$10,000

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet as of the date of acquisition and at September 30, 2018, are as follows ($ In Thousands):

	April 1, 2018	Nine Months Ended September 30, 2018
Outstanding principal balance	$173,052	$168,212
Carrying amount	170,843	165,895

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

In connection with the acquisition, preliminarily, the Company recorded approximately $24.6 million of goodwill and $4.2 million of core deposit intangible. The core deposit intangible will be expensed over 10 years.

The Company acquired the $274.7 million loan portfolio at an estimated fair value discount of $8.4 million. The discount represents expected credit losses, adjusted for market interest rates, and liquidity adjustments.

Expenses associated with the acquisition were $0.4 million and $ 4.4 million for the three month and nine month periods ended September 30, 2018, respectively. These costs included systems conversions and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows:

($ In Thousands)

Purchase price:
Cash and stock	$60,005
Total purchase price	60,005

Identifiable assets:
Cash and due from banks	44,836
Investments	66,940
Loans	266,307
Bank owned life insurance	5,885
Core deposit intangible	4,177
Personal and real property	10,500
Other assets	3,433
Total assets	402,078

Liabilities and equity:
Deposits	357,221
Borrowed funds	6,858
Other liabilities	2,561
Total liabilities	366,640
Net assets acquired	35,438
Goodwill resulting from acquisition	$24,567

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet as of the date of acquisition and at September 30, 2018, are as follows ($ In Thousands):

	March 1, 2018	Nine Months Ended September 30, 2018
Outstanding principal balance	$274,669	$212,695
Carrying amount	266,307	209,538

The following unaudited pro-forma financial information for the nine months ended September 30, 2018 and September 30, 2017 gives effect to the acquisitions of Southwest Banc Shares and Sunshine Financial as if the acquisitions had occurred on January 1, 2017. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ In Thousands)
	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net interest income	$21,669	$20,731	$64,025	$60,040
Non-interest income	5,074	3,943	14,941	13,524
Total revenue	26,743	24,674	78,966	73,564
Income before income taxes	10,604	10,669	29,178	24,170

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016. The Company received $498,207 from the escrow for settlement of flood-related loans. Goodwill at September 30, 2018, reflects the escrow settlement.

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

Expenses associated with the acquisition were $0 and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

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

Expenses associated with the acquisition were $0 and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. These costs included systems conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

On March 3, 2017, $5.0 million of loans acquired in the acquisition were sold. In connection with the sale, the acquisition credit mark was decreased by $2.2 million, the amount of which was included in the credit mark at acquisition.

Loans acquired in the two acquisitions discussed in Note 4 – Business Combinations were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs.

NOTE 5 — EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants. There were no antidilutive common stock equivalents excluded in the calculations.

	For the Three Months Ended
	September 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$5,162,000	13,072,455	$0.39

Effect of dilutive shares:
Restricted stock grants		119,752

Diluted earnings per share	$5,162,000	13,192,207	$0.39

	For the Nine Months Ended
	September 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$14,364,000	12,565,000	$1.14

Effect of dilutive shares:
Restricted stock grants		119,752

Diluted earnings per share	$14,364,000	$12,684,752	$1.13

	For the Three Months Ended
	September 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$4,714,000	9,152,674	$0.52

Effect of dilutive shares:
Restricted stock grants		71,807

Diluted earnings per share	$4,714,000	9,224,481	$0.51

	For the Nine Months Ended
	September 30, 2017
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$8,202,000	9,140,375	$0.90

Effect of dilutive shares:
Restricted stock grants		71,807

Diluted earnings per share	$8,202,000	9,212,182	$0.89

The Company granted 51,851 shares of restricted stock in the first quarter of 2018 and 73,827 shares of restricted stock in the first quarter of 2017. There were no grants of restricted stock in the second quarter of 2018 and 9,709 shares of restricted stock were granted during the second quarter of 2017. There were 9,133 shares of restricted stock in the third quarter of 2018 and 750 shares granted during the third quarter of 2017.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale debt securities. Gains or losses on debt securities that had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose were realized and reflected in net income of the current period, and as a result are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2018, and December 31, 2017, these financial instruments consisted of the following:

($ In Thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$294,991	$281,381
Commercial & similar letters of credit	9,725	8,207

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2018 and December 31, 2017:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale, held-to-maturity and other): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities, requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to the prior period. For performing loans, the fair value is determined based on a discounted cash flow analysis. The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts. At December 31, 2017, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

•	Deposits (noninterest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Accrued interest payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

•	Off-balance sheet instruments: Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of September 30, 2018

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$122,371	$122,371	$122,371	$-	$-
Securities available-for- sale:
Obligations of U.S. Government Agencies	24,533	24,533	-	24,533	-
Municipal securities	152,931	152,931	-	152,931	-
Mortgage- backed securities	238,483	238,483	-	238,483	-
Corporate obligations	8,993	8,993	-	6,546	2,447
Securities held- to-maturity	6,000	7,105	-	7,105	-
Other securities	13,104	13,104	n/a	n/a	n/a
Loans, net	1,742,987	1,744,194	-	-	1,744,194
Accrued interest receivable	9,046	9,046	-	2,333	6,713

Liabilities:
Noninterest- bearing deposits	430,430	430,430	$-	430,430	$-
Interest- bearing deposits	1,616,016	1,589,138	-	1,589,138	-
Subordinated debentures	75,117	75,374	-	-	75,374
FHLB and other borrowings	85,508	85,508	-	85,508	-
Accrued interest payable	635	635	-	635	-

As of December 31, 2017

($ In Thousands)

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:

Cash and cash equivalents	$91,921	$91,921	$91,921	$-	$-
Securities available-for-Sale	356,893	356,893	920	353,404	2,569
Securities held-to-maturity	6,000	7,398	-	7,398	-
Other securities	9,969	9,969	n/a	n/a	n/a
Loans, net	1,221,808	1,238,525	-	-	1,238,525
Accrued interest receivable	6,705	6,705	-	2,287	4,418

Liabilities:
Noninterest-bearing deposits	$301,989	$301,989	$-	$301,989	$-
Interest-Bearing deposits	1,168,576	1,165,682	-	1,165,682	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	104,072	104,072	-	104,072	-
Accrued interest payable	353	353	-	353	-

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

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2018

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$24,533	$-	$24,533	$-
Municipal securities	152,931	-	152,931	-
Mortgage-backed securities	238,483	-	238,483	-
Corporate obligations	8,993	-	6,546	2,447
Total	$424,940	$-	$422,493	$2,447

December 31, 2017

($ In Thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Obligations of U. S. Government Agencies	$4,992	$-	$4,992	$-
Municipal securities	138,584	-	138,584	-
Mortgage-backed securities	196,578	-	196,578	-
Corporate obligations	15,819	-	13,250	2,569
Other	920	920	-	-
Total	$356,893	$920	$353,404	$2,569

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ In Thousands)	Bank-Issued Trust Preferred Securities
	2018	2017
Balance, January 1	$2,569	$2,241
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Other-than-temporary impairment loss included in earnings (loss)	-	-
Unrealized (loss) gain included in comprehensive income	(122)	328
Balance at September 30, 2018 and December 31, 2017	$2,447	$2,569

The following table presents quantitative information about recurring Level 3 fair value measurements (in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2018	$2,477	Discounted cash flow	Probability of default	2.88% - 4.59%
December 31, 2017	$2,569	Discounted cash flow	Probability of default	2.07% - 3.77%

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded by obtaining a current independent appraisal of the collateral and applying a 10 percent discount factor to the value. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a nonrecurring basis at September 30, 2018, amounted to $8.5 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2018 and December 31, 2017.

($ In Thousands)

September 30, 2018

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,943	$-	$-	$17,943

Other real estate owned	8,453	-	-	8,453

December 31, 2017

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,614	$-	$-	$9,614

Other real estate owned	7,158	-	-	7,158

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2018 and December 31, 2017, follows:

($ In Thousands)

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$25,115	-	$582	$24,533
Tax-exempt and taxable obligations of states and municipal subdivisions	154,364	804	2,237	152,931
Mortgage-backed securities	244,177	138	5,832	238,483
Corporate obligations	9,701	2	710	8,993
	$433,357	$944	$9,361	$424,940

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,105	$-	$7,105

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies	$4,996	$-	$4	$4,992
Tax-exempt and taxable obligations of states and municipal subdivisions	137,281	2,028	725	138,584
Mortgage-backed securities	197,346	785	1,554	196,578
Corporate obligations	16,599	21	801	15,819
Other	1,256	-	335	920
	$357,478	$2,834	$3,419	$356,893

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,398	$-	$7,398

The scheduled maturities of securities at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$18,895	$18,838	$-	$-
Due after one year through five years	56,059	55,756	-	-
Due after five years through ten years	72,255	71,617	6,000	7,105
Due greater than ten years	41,971	40,246	-	-
Mortgage-backed securities	244,177	238,483	-	-
Total	$433,357	$424,940	$6,000	$7,105

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
($ In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$14,048	$14,062	$-	$-
Due after one year through five years	49,519	49,776	-	-
Due after five years through ten years	57,713	58,589	6,000	7,398
Due greater than ten years	38,852	37,889	-	-
Mortgage-backed securities	197,346	196,577	-	-
Total	$357,478	$356,893	$6,000	$7,398

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$20,244	$390	$3,797	$192	$24,041	$582
Tax-exempt and taxable obligations of state and municipal subdivisions	92,865	1,533	18,175	704	111,040	2,237
Mortgage-backed securities	180,848	3,940	47,988	1,892	228,836	5,832
Corporate obligations	4,542	38	3,035	672	7,577	710
	$298,499	$5,901	$72,995	$3,460	$371,494	$9,361

	December 31, 2017
	Losses < 12 Months		Losses 12 Months or >		Total
($ In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$4,992	$4	$-	$-	$4,992	$4
Tax-exempt and taxable obligations of state and municipal subdivisions	40,559	501	8,723	224	49,282	725
Mortgage-backed securities	89,313	807	33,287	747	122,600	1,554
Corporate obligations	5,666	9	3,156	792	8,822	801
Other	-	-	920	335	920	335
	$140,530	$1,321	$46,086	$2,098	$186,616	$3,419

At September 30, 2018 and December 31, 2017, the Company security portfolio consisted of 515 and 235 securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

	September 30, 2018
	($ In thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$267	$15	$235	$517	$251,240
Residential secured loans including multifamily and farmland	3,060	275	6,041	9,376	529,515
Real Estate-non farm non-residential	935	447	6,059	7,441	654,040
Commercial	222	30	1,121	1,373	246,401
Lease Financing Rec.	-	-	-	-	2,659
Obligations of states and subdivisions	-	-	-	-	16,374
Consumer	271	38	116	425	48,254
Total	$4,755	$805	$13,572	$19,132	$1,748,483

	December 31, 2017
	($ In Thousands)
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans

Real Estate-construction	$192	$27	$92	$311	$183,328
Real Estate-residential	2,656	176	2,692	5,524	385,099
Real Estate-non farm non-residential	1,487	82	1,724	3,293	467,484
Commercial	393	-	1,120	1,513	165,780
Lease Financing Rec.	-	-	-	-	2,450
Obligations of states and subdivisions	-	-	-	-	3,109
Consumer	57	-	46	103	18,056
Total	$4,785	$285	$5,674	$10,744	$1,225,306

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

Total outstanding acquired impaired loans were $2.0 million as of September 30, 2018 and $2.0 million as of December 31, 2017. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for acquired impaired loans were as follows at September 30, 2018 and December 31, 2017:

($ In Thousands)

	September 30, 2018		December 31, 2017
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$836	$1,185	$894	$1,305
Accretion	(41)	41	(58)	58
Payments received, net		(78)	-	(178)
Charge-off	(10)	(10)	-	-
Balance at end of period	$785	$1,138	$836	$1,185

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2018 and December 31, 2017. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2018 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2018

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$179	$179	$-	$251	$2
Commercial real estate	8,672	8,794	-	5,095	188
Consumer real estate	6,329	6,586	-	4,098	72
Consumer installment	127	127	-	80	23
Total	15,307	15,686	$-	9,524	285

Impaired loans with a related allowance:
Commercial installment	$943	$943	$275	$970	$2
Commercial real estate	2,089	2,089	104	2,457	103
Consumer real estate	375	375	85	603	12
Consumer installment	27	27	27	24	-
Total	$3,434	$3,434	$491	$4,054	$117

Total Impaired Loans:
Commercial installment	$1,122	$1,122	$275	$1,221	$4
Commercial real estate	10,761	10,882	104	7,552	290
Consumer real estate	6,704	6,961	85	4,701	84
Consumer installment	154	154	27	104	23
Total Impaired Loans	$18,741	$19,119	$491	$13,578	$401

As of September 30, 2018, the Company had $1.2 million of foreclosed residential real estate property obtained by physical possession and $0.3 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2017

($ In Thousands)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial installment	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial installment	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial installment	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

($ In Thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Interest income recognized during impairment	81	235
Cash-basis interest income recognized	113	401

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2018 was $211,000 and $441,000, respectively. The Company had no loan commitments to borrowers in nonaccrual status at September 30, 2018 and December 31, 2017.

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

One TDR was modified during the three months and nine months ended September 30, 2018. There were 0 and 5 TDRs modified during the three months and nine months ended September 30, 2017, respectively. The balance of TDRs was $9.1 million at September 30, 2018 and $6.9 million at December 31, 2017. The increase of $2.2 million is attributable to acquired loans. There was $0.1 million allocated in specific reserves established with respect to these loans as of September 30, 2018. As of September 30, 2018, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Bank TDRs at September 30, 2018 and December 31, 2017:

($ In Thousands)

	September 30, 2018
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$14	$-	$-	$-	$14
Commercial real estate	3,674	-	-	1,234	4,908
Residential real estate	449	1,007	-	2,670	4,126
Consumer installment	25	-	-	13	38
Total	$4,162	$1,007	$-	$3,917	$9,086
Allowance for loan Losses	$114	$12	$-	$13	$139

($ In Thousands)

	December 31, 2017
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial installment	$-	$-	$-	$-	$-
Commercial real estate	3,702	92	-	1,025	4,819
Residential real estate	1,012	89	-	987	2,088
Consumer installment	-	-	5	18	23
Total	$4,714	$181	$5	$2,030	$6,930
Allowance for loan Losses	$100	$22	$5	$27	$154

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans during the quarter ending September 30, 2018 and 1 loan which totaled $84,000 that was modified as a troubled debt restructuring for which there was a payment default within twelve months following the modification during the quarter ending September 30, 2017. There were no loans during the nine months ending September 30, 2018 and 3 loans which totaled $355,000 that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2017.

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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

September 30, 2018

($ In Thousands)

	Commercial Real Estate	Consumer Real Estate	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$1,062,713	$350,893	$42,352	$242,190	$1,698,148
Special Mention	13,360	1,169	-	2,691	17,220
Substandard	20,860	10,520	290	1,908	33,578
Doubtful	87	-	-	18	105
Subtotal	$1,097,020	$362,582	$42,642	$246,807	$1,749,051
Less:
Unearned discount	568	-	-	-	568
Loans, net of unearned discount	$1,096,452	$362,582	$42,642	$246,807	$1,748,483

December 31, 2017

($ In Thousands)

	Commercial Real Estate	Consumer Real Estate	Installment and Other	Commercial, Financial and Agriculture	Total

Pass	$763,572	$226,178	$28,482	$166,819	$1,185,051
Special Mention	15,987	680	-	2,908	19,575
Substandard	14,979	4,622	80	1,905	21,586
Doubtful	94	-	-	23	117
Subtotal	794,632	231,480	28,562	171,655	1,226,329
Less:
Unearned discount	710	65	-	248	1,023
Loans, net of unearned discount	$793,922	$231,415	$28,562	$171,407	$1,225,306

Activity in the allowance for loan losses for the period was as follows:

($ In Thousands)	Three Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2018

Balance at beginning of period	$9,512	$8,288
Loans charged-off:
Real Estate	(42)	(59)
Installment and Other	(39)	(71)
Commercial, Financial and Agriculture	(242)	(247)
Total	(323)	(377)

Recoveries on loans previously charged-off:
Real Estate	107	170
Installment and Other	39	102
Commercial, Financial and Agriculture	18	36
Total	164	308
Net charge-off	(159)	(69)
Provision for Loan Losses	412	1,546
Balance at end of period	$9,765	$9,765

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2018 and December 31, 2017. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan and Lease Losses” for a description of our methodology.

September 30, 2018

($ In thousands)			Commercial
		Installment	Financial
	Real Estate	And Other	And Agriculture	Total
Loans
Individually evaluated	$17,466	$153	$1,122	$18,741
Collectively evaluated	1,416,870	48,171	264,701	1,729,742
Total	$1,434,336	$48,324	$265,823	$1,748,483

Allowance for Loan Losses
Individually evaluated	$190	$26	$275	$491
Collectively evaluated	7,327	167	1,780	9,274
Total	$7,517	$193	$2,055	$9,765

December 31, 2017

($ In thousands)			Commercial,
		Installment	Financial
	Real Estate	and Other	And Agriculture	Total
Loans
Individually evaluated	$9,402	$52	$1,120	$10,574
Collectively evaluated	1,015,934	28,511	170,287	1,214,732
Total	$1,025,336	$28,563	$171,407	$1,225,306

Allowance for Loan Losses
Individually evaluated	$371	$23	$267	$661
Collectively evaluated	5,952	334	1,341	7,627
Total	$6,323	$357	$1,608	$8,288

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended Sept. 30, 2018	Three Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2018	Nine Months Ended Sept. 30, 2017
Non-interest income
Service charges on Deposits
Overdraft fees	$961	$556	$2,299	$1,675
Other	577	346	1,607	1,017
Interchange income	1,180	935	3,720	2,797
Investment brokerage Fees	10	5	36	13
Loan servicing fees	-	-	-	-
Net losses on securities	-	(10)	(5)	(19)
Other	2,346	1,826	6,507	5,324

Total non-interest income	$5,074	$3,658	$14,164	$10,807

NOTE 12 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

FPB Financial Corp.

On November 6, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FPB Financial Corp., a Louisiana corporation (“FPB”), whereby FPB will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and FPB’s wholly owned subsidiary bank, Florida Parishes Bank, entered into a Plan of Bank Merger whereby Florida Parishes Bank will be merged with and into The First immediately following the merger of FPB with and into the Company with a purchase price of approximately $86.1 million. At September 30, 2018, FPB had total assets of approximately $382.7 million.

FMB Banking Corporation

On November 1, 2018, the Company completed its acquisition of FMB Banking Corporation (“FMB”), and immediately thereafter merged its wholly-owned subsidiary, Farmers & Merchants Bank, with and into The First. The Company paid a total consideration of approximately $79.5 million to the former FMB shareholders including 1,763,036 shares of the Company’s common stock and approximately $16.0 million in cash. At September 30, 2018, FMB had $481.2 million in total assets.

Expenses associated with the acquisition were $92 thousand for the three month period ended September 30, 2018. These costs included charges associated with due diligence, which have been expensed as incurred.

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2017 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “will,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on currently available information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s present expectations. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; interest rate risk; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; and risks related to the acquisitions of Southwest, Sunshine and FMB, including the risk that anticipated benefits from the transactions are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions or other unexpected factors or events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses (referred to as the “allowance for loan losses” or the “ALLL”), as explained in detail in Note 10 - Loans to the Consolidated Financial Statements and in the “Allowance for Loan and Lease Losses” sections of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations; the valuation of impaired loans and foreclosed assets, as discussed in Note 10 - Loans to the Consolidated Financial Statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and goodwill and other intangible assets, which are evaluated annually for impairment, as discussed in the “Other Assets” section of this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical accounting policies are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2018 compared to third quarter 2017

The Company reported net income available to common shareholders of $5.2 million for the three months ended September 30, 2018, compared with net income available to common shareholders of $4.7 million for the same period last year.

Operating net earnings for the third quarter of 2018 totaled $8.2 million compared to $4.7 million for the third quarter of 2017, an increase of $3.5 million or 72.8%. The calculation of operating net earnings excludes merger-related costs of $3.0 million, net of tax. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $21.7 million, or 45.1% for the three months ended September 30, 2018, compared to $14.9 million for the same period in 2017. The increase was due to interest income earned on a higher volume of loans as well as increased interest rates. Quarterly average earning assets at September 30, 2018, increased $611.2 million, or 38.2% and quarterly average interest-bearing liabilities increased $437.0 million or 33.8% when compared to September 30, 2017.

Noninterest income for the three months ended September 30, 2018, was $5.1 million compared to $3.7 million for the same period in 2017, reflecting an increase of $1.4 million or 38.7%. This increase was composed of increases in service charges and interchange fee income of $0.9 million on an increased deposit base due to the acquisitions. The Company also received a Bank Enterprise Award of $0.2 million from the U.S. Department of the Treasury during the third quarter of 2018 as a result of our designation as a Community Development Financial Institution.

The provision for loan losses was $412,000 for the three months ended September 30, 2018, compared with $90,000 for the same period in 2017. The allowance for loan losses of $9.8 million at September 30, 2018 or 0.56% of total loans is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Noninterest expense was $19.8 million for the three months ended September 30, 2018, an increase of $7.9 million or 66.4%, when compared with the same period in 2017. $2.7 million is attributable to the salaries and benefits related to the acquisitions of First Community Bank and Sunshine Community Bank. Excluding acquisition charges of $4.1 million and $0 for third quarter of 2018 and 2017, respectively, non-interest expense increased $3.8 million in the third quarter of 2018 as compared to third quarter of 2017.

First nine months of 2018 compared to first nine months of 2017

The Company reported net income available to common shareholders of $14.4 million for the nine months ended September 30, 2018, compared to $8.2 million for the same period last year. Operating net earnings increased $9.6 million or 78.7% from $12.1 million at September 30, 2017 to $21.7 million at September 30, 2018. Operating net earnings excludes merger-related costs of $7.3 million, net of tax for the year to date period ending September 30, 2018 and $3.9 million, net of tax for the year to date period ending September 30, 2017. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $59.6 million from $43.9 million for the nine months ended September 30, 2018, or an increase of 35.7% as compared to the same period in 2017. This increase was primarily due to interest earned on a higher volume of loans as well as increased interest rates. Average earning assets at September 30, 2018, increased $492.1 million, or 31.2% and average interest-bearing liabilities also increased $385.7 million or 30.9% when compared to December 31, 2017.

Noninterest income for the nine months ended September 30, 2018, was $14.2 million compared to $10.8 million for the same period in 2017, reflecting an increase of $3.4 million or 31.1%. This increase is attributable to increases in service charges on deposit accounts, interchange fee income, other charges and fees as well as an $0.9 million Financial Assistance Award received from the U.S. Department of the Treasury in the second quarter of 2018 as a result of our designation as a Community Development Financial Institution and the Bank Enterprise Award.

The provision for loan losses was $1.5 million for the nine months ended September 30, 2018, compared with $0.4 million for the same period in 2017. The allowance for loan losses of $9.8 million at September 30, 2018 (approximately 0.56% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Total valuation accounting adjustments total $6.4 million on acquired loans. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

Noninterest expense was $54.1 million for the nine months ended September 30, 2018, an increase of $11.0 million or 25.6%, when compared with the same period in 2017. $4.0 million of the increase was attributable to the salaries and benefits related to the acquisitions of First Community Bank and Sunshine Bank. Increases in occupancy, FDIC premiums, amortization of core deposit intangibles and other non-interest expense were also attributable to the acquisitions.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $2.5 billion at September 30, 2018 compared to $1.8 billion at December 31, 2017, an increase of $0.7 billion. Loans increased $523.2 million to $1.7 billion, or 42.7%, during the first nine months of 2018. Deposits at September 30, 2018, totaled $2.0 billion compared to $1.5 billion at December 31, 2017. The First acquired loans of $437.1 million, net of fair value marks and deposits of $509.2 million, net of fair value marks as a result of the acquisitions of First Community Bank and Sunshine Bank during the first half of 2018. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the nine month period ended September 30, 2018, The First reported net income of $14.4 million compared to $8.2 million for the nine months ended September 30, 2017. Merger charges, net of tax, equaled $7.3 million for the first nine months of 2018 as compared to $3.9 million for the first nine months of 2017.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $6.7 million, or 45.1%, for the third quarter of 2018 relative to the third quarter of 2017. The increase was due to interest income earned in a higher volume of loans as well as increased interest rates. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:

Taxable securities	$331,601	$2,369	2.86%	$280,441	$1,601	2.28%

Tax exempt securities	116,235	1,013	3.49%	93,716	876	3.74%

Total investment securities	447,836	3,382	3.02%	374,157	2,477	2.65%
Fed funds sold	355	5	5.63%	36,591	113	1.24%

Interest bearing deposits in other banks	41,819	90	0.86%	3,463	3	0.35%
Loans	1,720,884	22,407	5.21%	1,185,493	14,412	4.86%

Total earning assets	2,210,894	25,884	4.68%	1,599,704	17,005	4.25%
Other assets	256,633			172,698
Total assets	$2,467,527			$1,772,402

Interest-bearing liabilities:
Deposits	$1,629,195	$2,782	0.68%	$1,204,614	$1,375	0.46%
Reverse Repurchase Agreement	-	-	-	4,891	38	3.11%
Fed funds purchased	1,893	17	3.59%	3,816	19	1.99%
FHLB and First Tennessee	22,469	35	0.62%	68,041	300	1.76%

Subordinated debentures	75,124	1,125	5.99%	10,310	41	1.59%
Total interest- bearing liabilities	1,728,681	3,959	0.92%	1,291,672	1,773	0.55%
Other liabilities	454,007			316,275
Stockholders’ equity	284,839			164,455

Total liabilities and stockholders’ equity	$2,467,527			$1,772,402

Net interest income		$21,669			$14,935
Net interest margin			3.92%			3.73%
Net interest income (FTE)*		$21,925	3.77%		$15,232	3.70%
Net interest Margin (FTE)*			3.97%			3.81%

*See reconciliation of Non-GAAP financial measures.

Average Balances, Tax Equivalent Interest and Yields/Rates

	YTD September 30, 2018			YTD September 30, 2017
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ In Thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:

Taxable securities	$315,394	$6,778	2.87%	$265,320	$4,742	2.38%

Tax exempt securities	113,460	2,932	3.45%	92,040	2,668	3.87%

Total investment securities	428,854	9,710	3.02%	357,360	7,410	2.76%
Fed funds sold	9,722	101	1.39%	42,372	330	1.04%

Interest Bearing deposits in other banks	49,598	248	0.67%	4,356	7	0.21%
Loans	1,582,010	60,106	5.07%	1,153,694	42,083	4.86%

Total earning assets	2,070,183	70,165	4.52%	1,557,782	49,830	4.26%
Other assets	227,215			190,337
Total assets	$2,297,398			$1,748,119

Interest-bearing liabilities:
Deposits	$1,546,703	$7,169	0.62%	$1,188,919	$3,836	0.43%
Reverse Repurchase Agreement	-	-	-	4,892	134	3.65%
Fed funds purchased	1,165	27	3.09%	2,211	29	1.75%
FHLB and First Tennessee	38,933	632	2.16%	63,094	817	1.73%

Subordinated debentures	46,691	1,977	5.65%	10,310	171	2.21%
Total interest- bearing liabilities	1,633,492	9,805	0.80%	1,269,426	4,987	0.52%
Other liabilities	400,491			319,451
Stockholders’ equity	263,416			159,242

Total liabilities and stockholders’ equity	$2,297,398			$1,748,119

Net interest income		$59,619			$43,939
Net interest margin			3.84%			3.76%
Net interest income (FTE)*		$60,360	3.72%		$44,842	3.74%
Net interest Margin (FTE)*			3.89%			3.84%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and nine-month periods ended September 30, 2018 and 2017:

($ In Thousands)	Three Months Ended				Nine Months Ended
EARNINGS STATEMENT	9/30/18	% of Total	9/30/17	% of Total	9/30/18	% of Total	9/30/17	% of Total
Non-interest income:
Service charges on deposit accounts	$1,538	30.3%	$902	24.6%	$3,906	27.6%	$2,692	24.9%
Mortgage fee income	$1,066	21.0%	1,276	34.9%	$3,079	21.7%	3,400	31.5%
Interchange fee income	1,180	23.3%	935	25.6%	3,720	26.3%	2,797	25.9%
Gain (loss) on securities, net	-	-	(10)	(0.3)%	(5)	0.0%	(19)	(0.2)%
Financial Assistance Award	233	4.6%	-	-	1,150	8.1%	-	-
Other charges and fees	1,057	20.8%	555	15.2%	2,314	16.3%	1,937	17.9%
Total non-interest income	$5,074	100%	$3,658	100%	$14,164	100%	$10,807	100%

Non-interest expense:
Salaries and employee benefits	9,266	46.8%	7,327	61.6%	26,557	49.1%	22,574	52.4%
Occupancy expense	2,163	10.9%	1,390	11.7%	5,844	10.8%	4,108	9.5%
FDIC premiums	278	1.4%	355	3.0%	1,013	1.9%	887	2.1%
Marketing	60	0.3%	50	0.4%	210	0.4%	218	0.5%
Amortization of core deposit intangibles	349	1.8%	160	1.4%	906	1.7%	491	1.1%
Other professional services	847	4.3%	367	3.1%	1,474	2.7%	1,201	2.8%
Other non-interest expense	2,764	14.0%	2,239	18.8%	8,405	15.5%	7,250	16.8%
Acquisition and integration charges	4,059	20.5%	-	-	9,655	17.9%	6,327	14.8%
Total non-interest expense	$19,786	100%	$11,888	100%	$54,064	100%	$43,056	100%

Third quarter 2018 noninterest income increased $1.4 million, or 38.7% as compared to third quarter 2017. The increases in noninterest income were related to service charges and interchange fee income of $0.9 million. The Company also received a Bank Enterprise Award of $0.2 million during the third quarter 2018. Third quarter 2018 noninterest expense increased $7.9 million, or 66.4% as compared to third quarter 2017. Excluding acquisition charges of $4.1 million and $0 million for the third quarter of 2018 and 2017, respectively, non-interest expense increased $3.8 million as compared to third quarter of 2017, as a result of increases in salaries and benefits attributed to the acquisitions of First Community Bank and Sunshine Bank.

Non-interest income was $14.2 million at September 30, 2018, an increase of $3.4 million in year-over-year comparison, consisting of increases in service charges on deposit accounts, interchange fee income, other charges and fees as well as the Financial Assistance Award and the Bank Enterprise Award. Non-interest expense was $54.1 million at September 30, 2018, an increase of $11.0 million in year-over-year comparison primarily resulting from increases in salaries and benefits of $4.0 million which relates to the acquisitions of First Community Bank and Sunshine Bank. Increases in occupancy, FDIC premiums, amortization of core deposit intangibles and other non-interest expense were attributable to the acquisitions.

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

The Company’s provision for income taxes was $1.4 million or 21.1% of earnings before income taxes for the third quarter of 2018, compared to $1.9 million or 28.7% of earnings before income taxes for the same period in 2017. The provision for the nine months ended September 30, 2018 was $3.8 million or 21.0% of earnings before income taxes compared to $3.1 million or 27.5% of earnings before income taxes for the same period in 2017.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $430.9 million, or 17.2% of total assets at September 30, 2018 compared to $362.9 million, or 20.0% of total assets at December 31, 2017.

We had no federal funds sold at September 30, 2018 and $0.5 million of federal funds sold at December 31, 2017; and interest-bearing balances at other banks decreased to $47.7 million at September 30, 2018 from $48.5 million at December 31, 2017. The Company’s investment portfolio increased $71.2 million, or 19.1%, to a total fair market value of $445.1 million at September 30, 2018 compared to December 31, 2017, $81.9 million of which was due to the acquisitions of First Community Bank and Sunshine Financial during the first nine months of 2018, as well as a decrease in the fair market value of $7.8 million. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.2 million at September 30, 2018 as compared to $7.4 million at December 31, 2017. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $1.753 billion at September 30, 2018, an increase of $522.7 million, or 42.5%, from December 31, 2017. The acquisitions of First Community Bank and Sunshine Financial accounted for approximately $437.1 million of the increase.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio
	September 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	($ In Thousands)
Loans held for sale	$4,269	0.2%	$4,790	0.3%
Commercial, financial and agricultural	246,401	14.1%	165,780	13.5%
Real Estate:
Mortgage-commercial	654,040	37.3%	467,484	38.0%
Mortgage-residential	529,515	30.2%	385,099	31.3%
Construction	251,240	14.3%	183,328	14.9%
Lease financing receivable	2,659	0.2%	2,450	0.2%
Obligations of states and subdivisions	16,374	0.9%	3,109	0.3%
Consumer and other	48,254	2.8%	18,056	1.5%
Total loans	1,752,752	100%	1,230,096	100%
Allowance for loan losses	(9,765)		(8,288)
Net loans	$1,742,987		$1,221,808

In the context of this discussion, a "real estate residential loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Associated servicing rights are not retained. Commitments from investors to purchase the loans are obtained upon origination.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2018, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama and Florida.

NONPERFORMING ASSETS

At September 30, 2018, The First had loans past due as follows:

($ In Thousands)

Past due 30 through 89 days	$4,755
Past due 90 days or more and still accruing	805

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $13.6 million at September 30, 2018, which increased $7.9 million from December 31, 2017. This increase is due to nonaccrual acquired loans.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $8.5 million at September 30, 2018 as compared to $7.2 million at December 31, 2017.

A loan is classified as a restructured loan when the following two conditions are present: First, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At September 30, 2018, the Bank had $9.1 million in loans that were classified as troubled debt restructurings (“TDRs”), of which $4.2 million were performing as agreed with modified terms. At December 31, 2017, the Bank had $6.9 million in loans that were classified as troubled debt restructurings of which $4.7 million were performing as agreed with modified terms. TDRs may be classified as either nonperforming or performing loans depending on their accrual status. As of September 30, 2018, $1.0 million in loans categorized as TDRs were classified as nonperforming as compared to $2.0 million at December 31, 2017.

The following table, which includes purchase credit impaired loans, presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings

($ In Thousands)

NON-ACCRUAL LOANS
Real Estate:	9/30/18	9/30/17	12/31/17
1-4 family residential construction	$-	$-	$-
Other construction/land	239	98	92
1-4 family residential revolving/open-end	410	61	61
1-4 family residential closed-end	5,627	2,672	2,631
Nonfarm, nonresidential, owner-occupied	5,782	625	610
Nonfarm, nonresidential, other nonfarm nonresidential	277	1,139	1,114
TOTAL REAL ESTATE	12,335	4,595	4,508

Commercial and industrial	1,121	211	1,120
Loans to individuals - other	116	46	46
TOTAL NON-ACCRUAL LOANS	13,572	4,852	5,674
Other real estate owned	8,453	7,855	7,158
TOTAL NON-PERFORMING ASSETS	$22,025	$12,707	$12,832
Performing TDRs	$4,162	$4,676	$4,715
Total non-performing assets as a % of total loans & leases net of unearned income	1.26%	1.06%	1.04%

Total non-accrual loans as a % of total loans & leases net of unearned income	0.78%	0.40%	0.46%

Nonperforming assets totaled $22.0 million at September 30, 2018, compared to $12.8 million at December 31, 2017, an increase of $9.2 million. The ALLL/total loans ratio was 0.56% at September 30, 2018, and 0.68% at December 31, 2017. Total valuation accounting adjustments total $6.4 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was 0.03% for the quarter ended September 30, 2018 compared to (0.005)% for the quarter ended September 30, 2017.

The following table represents the Company’s impaired loans at September 30, 2018, and December 31, 2017.

	September 30,	December 31,
	2018	2017
	($ In Thousands)
Impaired Loans:
Impaired loans without a valuation allowance	$15,307	$6,559
Impaired loans with a valuation allowance	3,434	4,015
Total impaired loans	$18,741	$10,574
Allowance for loan losses on impaired loans at period end	491	661

Total nonaccrual loans	13,572	5,674

Past due 90 days or more and still accruing	805	285
Average investment in impaired loans	12,544	9,041

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

($ In Thousands)

	3 months ended	3 months ended	9 months ended	9 months ended	For the Year Ended
Balances:	9/30/18	9/30/17	9/30/18	9/30/17	12/31/17
Average gross loans & leases outstanding during period:	$1,720,884	$1,185,493	$1,582,010	$1,153,694	$1,168,882
Gross Loans & leases outstanding at end of period	1,752,752	1,202,781	1,752,752	1,202,781	1,230,096

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,512	$8,070	$8,288	$7,510	$7,510
Provision charged to expense	412	90	1,546	384	506

Charge-offs:

Real Estate-
1-4 family residential construction	-	-	-	32	32
Other construction/land	42	39	52	111	111
1-4 family revolving, open-ended	-	-	7	67	71
1-4 family closed-end	-	-	-	49	48
Nonfarm, nonresidential, owner-occupied	-	-	-	-	-
Total Real Estate	42	39	59	259	262
Commercial and industrial	242	-	247	1	62
Credit cards	-	-	-	-	-
Automobile loans	5	12	5	30	45
Loans to individuals - other	34	-	66	-	-
All other loans	-	9	-	33	36
Total	323	60	377	323	405
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	(4)	(24)	(30)	(274)	(280)
1-4 family revolving, open-ended	(9)	-	(17)	(51)	(52)
1-4 family closed-end	(93)	(16)	(120)	(160)	(176)
Nonfarm, nonresidential, owner-occupied	(1)	(5)	(3)	(13)	(14)
Total Real Estate	(107)	(45)	(170)	(498)	(522)
Commercial and industrial	(18)	(7)	(36)	(39)	(50)
Credit cards	-	-	-	-	-
Automobile loans	(10)	(4)	(23)	(11)	(22)
Loans to individuals - other	(15)	(7)	(25)	(21)	(36)
All other loans	(14)	(12)	(54)	(35)	(47)
Total	(164)	(75)	(308)	(604)	(677)
Net loan charge offs (recoveries)	159	(15)	69	(281)	(272)
Balance at end of period	$9,765	$8,175	$9,765	$8,175	$8,288

RATIOS
Net Charge-offs (recoveries) to average Loans & Leases(annualized)	0.04%	(0.005)%	0.006%	(0.03)%	(0.02)%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.56%	0.68%	0.56%	0.68%	0.67%
Net Loan Charge-offs (recoveries) to provision for loan losses	38.59%	(16.67)%	4.46%	(73.18)%	(53.75)%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2018 and December 31, 2017.

Allocation of the Allowance for Loan Losses

	September 30, 2018
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	2,055	14.1%
Commercial Real Estate	5,370	62.7%
Consumer Real Estate	1,664	20.7%
Consumer	194	2.5%
Unallocated	482	-
Total	$9,765	100%

	December 31, 2017
	($ In Thousands)
	Amount	% of loans in each category to total loans

Commercial Non Real Estate	$1,608	14.0%
Commercial Real Estate	4,644	64.8%
Consumer Real Estate	1,499	18.9%
Consumer	173	2.3%
Unallocated	364	-
Total	$8,288	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $74.6 million at September 30, 2018 and $43.0 million at December 31, 2017. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total equity securities increased $3.1 million due to an increase in FHLB stock. The Company’s net premises and equipment at September 30, 2018 was $62.3 million and $46.4 million at December 31, 2017; an increase of $15.9 million, or 34.3% for the first nine months of 2018. Included in the acquisition of First Community Bank and Sunshine Financial was $9.2 million in bank-owned life insurance, creating a balance of $36.9 million at September 30, 2018. Bank-owned life insurance is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill increased to $54.4 million at September 30, 2018, an increase of $34.5 million as a result of the acquisitions of Southwest and Sunshine Financial. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $6.1 million due to the acquisitions. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of September 30, 2018.

Other real estate owned increased by $1.3 million, or 18.1%, to $8.5 million as compared to December 31, 2017. A majority of the increase is attributable to acquired loans.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $295.0 million at September 30, 2018 and $281.4 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 16.8% of gross loans at September 30, 2018 and 22.9% at December 31, 2017, with the decrease attributed to an increase in gross loans related to the acquisitions. The Company also had undrawn commercial and similar letters of credit to customers totaling $9.7 million at September 30, 2018 and $8.2 million at December 31, 2017. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see NOTE 8 to the consolidated financial statements.

In addition to unused commitments to provide credit, the Company is utilizing a $80.0 million letter of credit issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security as of September 30, 2018. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $617.6 million at September 30, 2018. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2018, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $135.5 million of the Company’s investment balances, compared to $95.5 million at December 31, 2017. The increase in unpledged securities from September 2018 compared to December 2017 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $75.0 million at September 30, 2018. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of September 30, 2018 was 12.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2018	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	80.7%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	5.5%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	3.4%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	71.5%	90.0%	In Policy

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended September 30, 2018 and 2017 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ In Thousands)	September 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$430,430	$301,989
NOW accounts and Other	705,851	601,694
Money Market accounts	286,076	149,715
Savings accounts	217,696	133,864
Time Deposits of less than $250,000	321,619	220,951
Time Deposits of $250,000 or more	84,774	62,352
Total deposits	$2,046,446	$1,470,565

Percentage of Total Deposits

Non-interest bearing demand deposits	21.0%	20.5%
NOW accounts and other	34.5%	40.9%
Money Market accounts	14.0%	10.2%
Savings accounts	10.6%	9.2%
Time Deposits of less than $250,000	15.7%	15.0%
Time Deposits of $250,000 or more	4.2%	4.2%
Total	100%	100%

As of September 30, 2018, cash and cash equivalents were $122.4 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $491.3 million at September 30, 2018. Approximately $295.0 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $9.7 million at September 30, 2018.

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

Total non-deposit interest-bearing liabilities increased by $46.2 million, or 40.4%, in the first nine months of 2018, due in part to the new issuance of subordinated debt. The Company issued $66 million in aggregate principal amount of subordinated debt on April 30, 2018. The Company had junior subordinated debentures totaling $10.3 million at September 30, 2018 and December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $7.2 million, or 124.5%, during the first nine months of 2018, due to the increase in other accrued but unpaid expenses.

CAPITAL

At September 30, 2018 the Company had total stockholders’ equity of $288.8 million, comprised of $13.1 million in common stock, less than $0.5 million in treasury stock, $216.6 million in surplus, $65.9 million in undivided profits and $(6.3) million in accumulated comprehensive income (loss) on available-for-sale securities. Total stockholders’ equity at the end of 2017 was $222.5 million. The increase of $66.3 million, or 29.8%, in stockholders’ equity during the first nine months of 2018 is comprised of capital added via net earnings of $14.4 million, $5.9 million decrease in accumulated comprehensive income for available-for-sale securities, and $36.0 million of common stock issued for the purchase of Southwest, offset by $1.9 million in cash dividends paid and $23.4 million of common stock issued for the purchase of Sunshine Financial.

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

Regulatory Capital Ratios
The First, ANBA

	September 30, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	14.9%	14.5%	6.5%
Tier 1 Capital Ratio	14.9%	14.5%	8.0%
Total Capital Ratio	15.4%	15.1%	10.0%
Tier 1 Leverage Ratio	11.8%	11.4%	5.0%

Regulatory Capital Ratios
The First Bancshares, Inc.

	September 30, 2018	December 31, 2017	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	12.1%	14.2%	6.5%
Tier 1 Capital Ratio**	12.7%	14.9%	8.0%
Total Capital Ratio	16.6%	15.5%	10.0%
Tier 1 Leverage Ratio	10.1%	11.7%	5.0%

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2018 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. As of September 30, 2018, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

Total consolidated equity capital at September 30, 2018, was $288.8 million, or approximately 11.5% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies.

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

Reconciliation of Non-GAAP Financial Measures

We report net interest income and net interest margin on a fully tax equivalent, or FTE, basis, which calculations are not in accordance with generally accepted accounting principles, or GAAP. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate for 2017 and 25.3% for 2018. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Net interest income and net interest margin on a fully tax equivalent basis should not be viewed as a substitute for net interest income or net interest margin provided in accordance with GAAP. See reconciliation of non-GAAP financial measures below:

Net Interest Income Fully Tax Equivalent

($ In Thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Net interest income	$21,669	$14,935	$59,619	$43,939
Tax exempt investment income	(757)	(579)	(2,190)	(1,765)
Taxable investment income	1,013	876	2,931	2,668
Net interest income fully tax equivalent	$21,925	$15,232	$60,360	$44,842

Average earning assets	$2,210,894	$1,599,704	$2,070,183	$1,557,782
Net interest margin fully tax equivalent	3.97%	3.81%	3.89%	3.84%

Operating Net Earnings

($ In Thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Net income available to common shareholders	$5,162	$4,714	$14,364	$8,202
Effect of acquisition charges	4,059	-	9,655	6,327
Tax	(1,027)	(29)	(2,330)	(2,390)
Net earnings available to common shareholders, operating	$8,194	$4,685	$21,689	$12,139

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

Change in	Net Interest Income at Risk		Market Value of Equity
Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	8.6%	-20.0%	20.8%	-40.0%
Up 300 bps	8.4%	-15.0%	19.6%	-30.0%
Up 200 bps	6.8%	-10.0%	16.0%	-20.0%
Up 100 bps	3.9%	-5.0%	9.7%	-10.0%
Down 100 bps	(6.6)%	-5.0%	(15.1)%	-10.0%
Down 200 bps	(12.4)%	-10.0%	(20.8)%	-20.0%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2018, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2018	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	77,807	82,887	88,154	89,732	89,428	87,099	82,556
Dollar Change	(10,347)	(5,267)		1,578	1,274	(1,055)	(5,598)
NII @ Risk - Sensitivity Y1	(11.7)%	(6.0)%		1.8%	1.4%	(1.2)%	(6.4)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $10.3 million lower than in a stable interest rate scenario, for a negative variance of 11.7%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While management believes that further interest rate reductions are highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.2 million, or 1.4%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 208.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ In Thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	477,343	511,898	602,773	661,418	699,409	721,009	728,084
Change in EVE from base	(125,430)	(90,875)		58,645	96,636	118,236	125,311
% Change	(20.8)%	(15.1)%		9.7%	16.0%	19.6%	20.8%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

Not applicable

ITEM 6. EXHIBITS

 (a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between The First Bancshares, Inc. and FMB Banking Corporation, dated July 23, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on September 13, 2018).

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016.

3.2	Amendment to the Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018.

3.3	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY)COLE, JR.
November 9, 2018	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 9, 2018	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer

