Form 10-Q/A
period 2018-09-30
FIRST BANCSHARES INC /MS/
filed 2018-11-15
CIK 947559

UNITED STATES

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

Yes ☑                  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $1.00 par value, 14,864,046 shares issued and 14,837,552 outstanding as of November 7, 2018.

Explanatory Note

The First Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the “Form 10-Q”) solely for the purpose of correcting the number of shares of common stock issued and outstanding at November 7, 2018 reported in the cover page.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 15, 2018	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 15, 2018	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief
Financial Officer