Form 10-K
period 2018-12-31
FIRST BANCSHARES INC /MS/
filed 2019-03-18
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒                   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐  Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s  Common Stock held by non-affiliates of the registrant was  $442,699,445.

On March 13, 2019, the registrant had outstanding 17,272,731 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 16, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

THE FIRST BANCSHARES, INC.

FORM 10-K

THE FIRST BANCSHARES, INC.

FORM 10-K

PART I

This Annual Report on Form 10-K, including information incorporated by reference herein, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which statements are inherently subject to risks and uncertainties. These statements are based on assumptions and estimates and are not guarantees of future performance. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of the Company, the Bank, and management about possible future events or outcomes. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; interest rate risk; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; financial success or changing strategies of the Bank’s customers or vendors; actions of government regulators; and the risk that anticipated benefits from the recent acquisitions are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;

•	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or layoffs, natural disasters, and international instability;

•	changes in monetary and tax policies, including potential impacts from the Tax Cuts and Jobs Act;

•	changes in political conditions or the legislative or regulatory environment;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provision required to replenish the allowance in future periods;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;

•	the rate of delinquencies and amount of loans charged-off;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	risks and uncertainties relating to not successfully integrating the currently contemplated acquisitions within our currently expected timeframe and other terms;

•	significant increases in competition in the banking and financial services industries;

•	changes in the securities markets; and

•	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes occurring in business conditions and inflation;

•	changes in technology or risks related to cybersecurity;

•	changes in deposit flows;

•	changes in accounting principles, policies, or guidelines;

•	our ability to maintain adequate internal control over financial reporting;

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2018, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1.	BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The Company was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered financial holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2018, The First operated its main office and 61 full-service branches, one motor branch, and four loan production offices in Mississippi, Alabama, Louisiana, Florida and Georgia. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

The Company is a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that it serves. These services include consumer and commercial loans, deposit accounts and safe deposit services.

We have benefitted from historically strong asset quality metrics compared to most of our peers, which we believe illustrates our historically disciplined underwriting and credit culture. As such, we benefited from our strength by taking advantage of growth opportunities when many of our peers were unable to do so. We have also focused on growing earnings per share and increasing our tangible common equity and tangible book value per share.

In recent years, we have developed and executed a regional expansion strategy to take advantage of growth opportunities through several acquisitions, which has allowed us to expand our footprint to Alabama, Florida Louisiana and Georgia. We believe the conversion and integration of these acquisitions have been successful to date, and we are optimistic that these markets will continue to contribute to our future growth and success. In addition, we continue to experience organic loan growth by continuing to strengthen our relationships with existing clients and creating new relationships.

On March 1, 2018, we completed the acquisition of Southwest Banc Shares, Inc., (“Southwest”), and immediately thereafter merged its wholly-owned subsidiary, First Community Bank, with and into The First. The Company paid a total consideration of approximately $60.0 million to the former Southwest shareholders as consideration in the merger, which included 1,134,010 shares of the Company’s common stock, and $24.0 million in cash.

On April 1, 2018, we completed the acquisition of Sunshine Financial, Inc., (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of approximately $30.5 million to the former Sunshine shareholders as consideration in the merger, which included 726,461 shares of the Company’s common stock, and approximately $7.0 million in cash.

On November 1, 2018, we completed the acquisition of FMB Banking Corporation (“FMB”), and immediately thereafter merged its wholly-owned subsidiary, Farmers & Merchants Bank, with and into The First. The Company paid a total consideration of approximately $79.5 million to the former FMB shareholders as consideration in the merger, which included 1,763,036 shares of the Company’s common stock, and approximately $16.0 million in cash.

On March 2, 2019, we completed the acquisition of FPB Financial Corporation (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank, with and into The First. The Company paid a total consideration of approximately $78.2 million to the former FPB shareholders as consideration in the merger, which included 2,377,501 shares of the Company’s common stock.

As of December 31, 2018, we had 582 full-time employees and 18 part-time employees, and as of March 13, 2019, we had 622 full-time employees and 19 part-time employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First.

Market Areas

The First currently operates in five states: Mississippi, Louisiana, Alabama, Florida and Georgia, as discussed below.

•	Mississippi — In Mississippi, we have our main office and 16 full-service branches and one motorbank branch serving the cities of Hattiesburg, Laurel, Purvis, Picayune, Pascagoula, Bay St. Louis, Wiggins, Gulfport, Biloxi, Long Beach, Diamondhead, and the surrounding areas of Rankin, Madison, Lamar, Forrest, Jones, Pearl River, Jackson, Hancock, Stone, and Harrison Counties. We also operate three loan production offices in Brandon, Petal, and Ocean Springs.

•	Louisiana — In Louisiana, we operate 20 branches serving the cities of Addis, Amite, Baton Rouge, Bogalusa, Covington, Denham Springs, Hammond, Mandeville, Metairie, Pierre Part, Plaquemine, Plattenville, Ponchatoula, Port Allen, Prairieville, Saint Gabriel, Slidell, and White Castle.

•	Alabama — In Alabama, we operate 16 branches serving the cities of Foley, Daphne, Fairhope, Gulf Shores, Orange Beach, Mobile, Bay Minette, Dauphin Island, Theodore, Chatom, Citronelle, Millry, Saraland, and Spanish Fort. We also operate one loan production office in Mobile.

•	Florida — In Florida, we operate 12 branches serving the cities of Gulf Breeze, Pace, Pensacola, Tallahassee, and Monticello.

•	Georgia – In Georgia, we operate 1 branch servicing the city of Thomasville.

Recent Developments

On March 2, 2019, we completed our merger (the “FPB Merger”) with FPB Financial Corp. (“FPB”), the holding company of Florida Parishes Bank. FPB was merged with and into the Company, with the Company as the surviving corporation, and, immediately thereafter, Florida Parishes Bank was merged with and into The First (collectively with the FPB Merger referred to as the “Mergers”). The Company issued 2,377,501 shares of Company common stock valued at approximately $78.2 million as of March 2, 2019 to the FPB shareholders as consideration for the FPB Merger. Each outstanding share of the Company’s common stock remained outstanding and was unaffected by the Mergers.

At December 31, 2018, FPB had consolidated assets of $379.3 million, loans of $254.2 million, deposits of  $301.6 million, and shareholders’ equity of $45.6 million.

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

Deposit Services. We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market areas at rates competitive to those offered by other banks in these areas. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs) and health savings accounts.

Loan Products. We offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit, secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general we are subject to an aggregate loans-to-one-borrower limit of 15% of our unimpaired capital and surplus.

Mortgage Loan Division. We have a residential mortgage loan division which originates conventional or government agency insured loans to purchase existing residential homes, construct new homes or refinance existing mortgages.

Private Banking Division. We have a private banking division, which offers financial services and wealth management services to individuals who meet certain criteria.

Other Services. Other bank services we offer include on-line internet banking services, automated teller machines, voice response telephone inquiry services, commercial sweep accounts, cash management services, safe deposit boxes, merchant services, mobile deposit, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We network with other automated teller machines that may be used by our customers throughout our market area and other regions. The First also offers credit card services through a correspondent bank.

Competition

The First generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. State law permits statewide branching by banks and savings institutions, and many financial institutions in our market area have branch networks. Consequently, commercial banking in Mississippi, Alabama, Louisiana, Florida, and Georgia is highly competitive. Many large banking organizations currently operate in our market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Federal legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Currently there are numerous other commercial banks, savings institutions, and credit unions operating in The First's primary service area.

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

We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet, and financial technology, or fintech companies.  Recent technology advances and other changes have allowed parties to effect financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.

Available Information

Pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to such filings. The SEC maintains a website at www.sec.gov that contains the reports, proxy statements, and other filings we electronically file with the SEC. Such information is also available free of charge on or through our website www.thefirstbank.com as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. Information appearing on the Company’s website is not part of any report that it files with the SEC.

SUPERVISION AND REGULATION

The Company and The First are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, the deposit insurance fund ("DIF") of the FDIC and the stability of the U.S. banking system as a whole, rather than for the protection of our shareholders and non-deposit creditors. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous regulatory requirements have been placed on the banking industry in the recent years. A significant number of financial services regulations required by the Dodd-Frank Act have not yet been finalized by banking regulators, Congress continues to consider legislation that would make significant changes to the law and courts are addressing significant litigation arising under the Dodd-Frank Act, making it difficult to predict the ultimate effect of the Dodd-Frank Act on our business The operations of the Company and The First may be affected by legislative changes and the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control 5% or more of the voting shares of such bank, (2) causes any of its non-bank subsidiaries to acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture. The future prospects of the companies and banks concerned and the convenience and needs of the community to be served are also considered. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States District Court seeking an injunction against the proposed acquisition.

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2018, the Company and The First were both well capitalized and well managed.

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

The Basel Committee in 2010 released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period that ended on January 1, 2019. The Basel III Capital Rules established a new category of capital measure, Common Equity Tier 1 capital, which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points).

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

Certain regulatory capital ratios of the Company and The First, as of December 31, 2018, are shown in the following table:

	Capital Adequacy Ratios
		Regulatory
		Minimums
	Regulatory	to be Well	The First
	Minimums	Capitalized	Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	11.5%	14.8%
Tier 1 risk-based capital ratio	6.00%	8.00%	12.2%	14.8%
Total risk-based capital ratio	8.00%	10.00%	15.6%	15.2%
Leverage ratio	4.00%	5.00%	10.2%	12.2%

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

Our Bank’s leverage ratio was 12.2% at December 31, 2018 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

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

Additional Regulatory Issues

In June 2010, the Federal Reserve, the OCC and the FDIC issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented.

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

Stress Testing

The Dodd-Frank Act requires stress testing of certain bank holding companies and banks. On May 24, 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law, which amended portions of the Dodd-Frank Act and immediately raised the asset threshold for stress testing from $10 billion to $100 billion for bank holding companies. On December 18, 2018, the OCC proposed regulations that would raise the stress testing threshold for national banks from $10 billion to $250 billion. Because the consolidated assets of the Company and The First are less than these threshold levels, the stress test requirements are not currently applicable to the Company or to The First.

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

Interstate Branching and Acquisitions. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would be permitted to establish a branch. Further, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years and certain deposit market-share limitations. Under current Mississippi, Alabama, Louisiana, Florida and Georgia law, The First may open branches or acquire existing banking operations throughout these states with the prior approval of the OCC. The Dodd-Frank Act permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. All branching in which The First may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the Community Reinvestment Act, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. These factors are considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, the OCC, the Commission, and the Commodity Futures Trading Commission issued the “Prohibitions And Restrictions On Proprietary Trading And Certain Interests In, And Relationships With, Hedge Funds And Private Equity Funds,” commonly referred to as the Volcker Rule, which regulates and restricts investments which may be made by banks. The Volcker Rule was adopted to implement a portion of the Dodd-Frank Act and new Section 13 of the Bank Holding Company Act, which prohibits any banking entity from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund (“covered funds”), subject to certain exemptions. The Regulatory Relief Act narrowed the “banking entity” definition under the Volcker Rule by excluding from the term “insured depository institution” an institution that does not have, and is not controlled by a company that has more than $10 billion in total consolidated assets, and does not have total trading assets and trading liabilities of more than 5% of total consolidated assets. The intended effect of narrowing the scope of the “banking entity” definition is to reduce the regulatory burden imposed by the Volcker Rule on community banks, which generally include banks such as The First with total consolidated assets of less than $10 billion and limited trading activities.

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

Our business is subject to risk. The following discussion, along with management’s discussion and analysis and our financial statements and footnotes, sets forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on our business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that we face. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made herein.

Risk Factors Associated With Our Business

General economic conditions in the areas where our operations or loans are concentrated may adversely affect our financial results or liquidity.

A sudden or severe downturn in the economy in the geographic markets we serve in the states of Mississippi, Louisiana, Alabama, Florida or Georgia may affect the ability of our customers to meet loan payment obligations on a timely basis. The local economic conditions in these areas have a significant impact on our commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Any deterioration in the economic conditions of these market areas could negatively impact the financial results of the Company’s banking operations, earnings, and profitability.

Our Bank requires liquidity in the form of available funds to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. Adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on our liquidity. We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.

We may be vulnerable to certain sectors of the economy, including real estate.

A significant portion of our loan portfolio is secured by real estate. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the economy deteriorates and real estate values decline materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. This could result in additional loan loss accruals which would negatively impact our earnings. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impacted, which could cause our results of operations to be adversely affected.

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

The First, as lender, is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of the borrower corporations and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of the borrower businesses and individuals within our local markets.

The First makes various assumptions and judgments about the collectability of its loan portfolio based on a number of factors. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current economic conditions, market trends and other factors. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. The First believes that its current allowance for loan losses is appropriate and is consistent with our methodology. However, if our assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. We may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by regulatory agencies or for other factors could have a negative effect on our results of operations and financial condition.

The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) that will be effective for our fiscal year ending December 31, 2020, referred to as Current Expected Credit Loss ("CECL"). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked. We are currently unable to reasonably estimate the impact of adopting CECL on our future reported financial results. We believe that the impact of the adoption of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts, as of the adoption date. The implementation of CECL may require us to increase our allowance for loan losses, decreasing our reported income, and may introduce additional volatility into our reported earnings.

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

Loan originations, and therefore loan revenues, could be adversely impacted by rising interest rates. Increases in market interest rates can have negative impacts on our business, including reducing our customers' desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to repay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, falling rates could increase prepayments within our loan and securities portfolio lowering interest earnings from those assets. In addition, an unanticipated increase in inflation could cause operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

Additionally, our management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

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

The Company and The First are subject to extensive regulation by various regulatory agencies, including the Federal Reserve Board, the FDIC, the OCC and the CFPB. See Supervision and Regulation above for more information. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

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

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized an increase in our after-tax net income available to stockholders in 2018, however there is no guarantee that future years' results will have the same benefit. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future regulatory actions. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.

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

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed.  We have been, and likely will continue to be, subject to various forms of external security breaches, which may include computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

We identified material weaknesses in our internal control over financial reporting at December 31, 2018 and determined that our disclosure controls and procedures were not effective. Failure to remediate the identified material weaknesses and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.

Management maintains and regularly monitors, reviews and updates the Company’s internal control over financial reporting and disclosure controls and procedures as required by The Sarbanes-Oxley Act and related rules and regulations. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The Company’s management, with the supervision of the Chief Financial Officer and the Chief Executive Officer, conducted an evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2018. Based on that assessment, management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective at a reasonable assurance level as a result of identified material weaknesses resulting from the aggregation of control deficiencies, and that its disclosure controls and procedures were not effective as of such date as a result of the identified control deficiencies. The specific control deficiencies are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K and in “Management’s Report on Internal Control over Financial Reporting” contained therein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses identified in management’s report contained in Item 9A did not result in any material misstatement in our consolidated financial statements or any changes to previously reported financial results.

We have implemented remedial measures intended to address the control deficiencies that led to the material weaknesses. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls and procedures occur in the future, we may not be able to report our financial results in an accurate and timely manner, prevent or detect fraud, or provide reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of the difficulty of promptly finding qualified replacement personnel with comparable skills, knowledge of our market, relationships in the communities we serve, and years of industry experience.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.

The failure of other financial institutions could adversely affect the Company.

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or concerns about, one or more financial institutions or the financial services industry generally could negatively impact market-wide liquidity and could lead to losses or defaults by the Company or by other institutions.

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

We may fail to realize the anticipated cost savings and other financial benefits of recent acquisitions in the timeframe we expect, or at all.

The Company completed the acquisition of four regional banks during 2018 and into the first quarter of 2019, including First Community Bank on March 1, 2018, Sunshine Community Bank on April 1, 2018, Farmers and Merchants Bank on November 1, 2018 and Florida Parishes Bank on March 2, 2019, resulting in each bank merging with and into The First. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

We have incurred and may continue to incur significant transaction and merger-related costs in connection with our recent acquisitions.

We have incurred and may continue to continue to incur a number of non-recurring costs associated with our recent acquisitions. These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention bonus and other potential employment-related costs, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the integration of these companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the acquisitions, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the acquisitions that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the acquisitions. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, the net benefit may not be achieved in the near term or at all, which could have a material adverse impact on our financial results.

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

Anti-takeover laws and certain agreements and charter provisions may adversely affect the price of our common stock.

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

The principal source of funds from which we pay cash dividends are the dividends received from The First. Federal banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Under certain conditions, dividends paid to us by The First are subject to approval by the OCC. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless the bank has transferred to surplus no less than one-tenth of its net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under The FDICIA, a bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

Our company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 62 full service banking and financial services offices and one motor bank facility as well as four loan production offices. We lease the Hardy Court Branch, the Gulfport Downtown Branch, the Pascagoula Branch, the Ocean Springs Branch, the Fairhope Branch, the Bayley’s Corner Branch, the Dauphin Island Branch, the Pensacola Downtown Branch, the Killern Branch, the Lake Ella Branch, the Mahan Branch, and the Apalachee Parkway Branch, which comprise twelve of our full service banking and financial services offices. We also lease the Brandon, Madison, Ocean Springs, and Petal loan production offices. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

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

Market Information

There were approximately 2,206 record holders of the Company’s common stock at March 13, 2019 and 17,272,731 shares outstanding.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the period ended December 31, 2018.

	Current Program
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter 2018	-		$-	-	-
2nd Quarter 2018	-		-	-	-
3rd Quarter 2018	570		40.10	-	-
4th Quarter 2018	-		-	-	-
Total	570	(a)	$40.10	-	-

(a)	Represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2013 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. They include banks pro-viding a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from The First Bancshares’ audited consolidated financial statements as of and for the five years ended December 31, 2018.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share data)

	December 31,
	2018	2017	2016	2015	2014
Earnings:
Net interest income	$84,887	$59,160	$40,289	$36,994	$33,398
Provision for loan Losses	2,120	506	625	410	1,418

Non-interest income	20,561	14,363	11,247	7,588	7,803
Non-interest expense	76,311	55,446	36,862	32,161	30,734
Net income	21,225	10,616	10,119	8,799	6,614
Net income applicable to common stockholders	21,225	10,616	9,666	8,456	6,251

Per common share data:
Basic net income per share	$1.63	$1.12	$1.78	$1.57	$1.20
Diluted net income per share	1.62	1.11	1.57	1.55	1.19

Per share data:
Basic net income per share	$1.63	$1.12	$1.86	$1.64	$1.27
Diluted net income per share	1.62	1.11	1.64	1.62	1.25

Selected year end balances:

Total assets	$3,003,986	$1,813,238	$1,277,367	$1,145,131	$1,093,768
Securities	514,928	372,862	255,799	254,959	270,174
Loans, net of allowance	2,055,195	1,221,808	865,424	769,742	700,540
Deposits	2,457,459	1,470,565	1,039,191	916,695	892,775
Stockholders’ equity	363,254	222,468	154,527	103,436	96,216

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2018, 2017, and 2016. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8.-Financial Statements and Supplementary Data – included elsewhere in this report.

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

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impaired loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Other intangibles are also assessed for impairment, both annually and when events or circumstances occur, that make it more likely than not that impairment has occurred. No impairment was indicated when the annual test was performed in December, 2018.

Overview

The First Bancshares, Inc. (the Company) was incorporated on June 23, 1995, and serves as a bank holding company for The First, A National Banking Association (“The First”), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 71 locations in Mississippi, Louisiana, Alabama, Florida, and Georgia. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

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

Highlights for the year ended December 31, 2018 include:

•	On March 1, 2018, the Company closed as planned the acquisition of Southwest and its wholly-owned subsidiary, First Community Bank, which added 9 locations serving southwest Alabama.

•	On April 1, 2018, the Company closed as planned the acquisition of Sunshine and its wholly-owned subsidiary, Sunshine Community Bank, which added 5 locations serving Tallahassee, Florida.

•	On November 1, 2018, the Company closed as planned the acquisition of FMB and its wholly-owned subsidiary, Farmers & Merchants Bank, which added 6 locations servicing Jefferson and Leon counties in Florida and Thomas County Georgia and completed the systems integration during the fourth quarter.

•	On November 6, 2018, the Company announced the signing of an Agreement and Plan of Merger with FPB Financial Corp. (“FPB”), parent company of Florida Parishes Bank, headquartered in Hammond, Louisiana. This acquisition closed March 2, 2019, and added 7 locations servicing the Hammond and New Orleans areas in Louisiana.

At December 31, 2018, the Company had approximately $3.004 billion in total assets, an increase of $1.191 billion compared to $1.813 billion at December 31, 2017. Loans, net of the allowance for loan losses, increased to $2.055 billion at December 31, 2018 from $1.222 billion at December 31, 2017. Deposits increased to $2.457 billion at December 31, 2018 from $1.471 billion at December 31, 2107. Stockholders’ equity increased to $363.3 million at December 31, 2018 from approximately $222.5 million at December 31, 2017. The acquisitions of First Community Bank, Sunshine Community Bank, and Farmers & Merchants Bank during 2018 contributed $1.086 billion, $695.1 million and $889.2 million in assets, loans, and deposits, respectively.

The First reported net income of $26.9 million, $12.6 million and $11.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company reported consolidated net income applicable to common stockholders of $21.2 million, $10.6 million and $9.7 million, respectively. The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations

The following is a summary of the results of operations by The First for the years ended December 31, 2018, 2017, and 2016 ($ in thousands).

	2018	2017	2016

Interest income	$99,967	$66,061	$44,535
Interest expense	11,637	6,049	4,094
Net interest income	88,330	60,012	40,441

Provision for loan losses	2,120	506	625

Net interest income after provision for loan losses	86,210	59,506	39,816

Non-interest income	18,697	14,312	10,540

Non-interest expense	70,724	52,999	33,941

Income tax expense	7,288	8,177	4,766

Net income	$26,895	$12,642	$11,649

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2018, 2017, and 2016 ($ in thousands):

	2018	2017	2016
Net interest income:
Net interest income of The First	$88,330	$60,012	$40,441
Intercompany eliminations	(3,443)	(852)	(152)
	$84,887	$59,160	$40,289

Net income available to common shareholders:
Net income of The First	$26,895	$12,642	$11,649
Net loss of the Company	(5,670)	(2,026)	(1,983)
	$21,225	$10,616	$9,666

Consolidated Net Income

The Company reported consolidated net income applicable to common stockholders of $21.2 million for the year ended December 31, 2018, compared to a consolidated net income of $10.6 million for the year ended December 31, 2017. The increase in income was attributable to an increase in net interest income of $25.7 million or 43.5%, an increase in non-interest income of $6.2 million, or 43.2%, which was offset by an increase in non-interest expenses of $20.9 million or 37.6%. The increase in net interest income was primarily due to interest income earned on a higher volume of loans as well as increased interest rates. Purchase accounting adjustments accounted for only $2.1 million of the increase. Non-interest increased as a result of increases in service charges on deposit accounts of $2.2 million and interchange fee income of $1.5 million on the increased deposit base related to the acquisitions, as well as the receipt of the Financial Assistance and Bank Enterprise Awards in the amount of $2.1 million. The increase in non-interest expense can be attributed to increases in salaries and benefits of $5.9 million related to the acquisitions of Southwest, Sunshine, and FMB, along with increased acquisition charges of $7.1 million. Increases in occupancy, amortization of core deposit intangibles and other non-interest expense for the year-to-date period of 2018 were also attributable to the acquisitions.

The Company reported consolidated net income applicable to common stockholders of $10.6 million for the year ended December 31, 2017, compared to a consolidated net income of $9.7 million for the year ended December 31, 2016. The increase in income was attributable to an increase in net interest income of $18.9 million or 46.8%, an increase in other income of $3.1 million, or 27.7%, which was offset by an increase in other expenses of $18.6 million or 50.4%. The increase in other expense was primarily due to a charge of $6.7 million related to the acquisitions completed in 2017 and a $2.1 million charge to income tax expense related to a reduction in our deferred tax asset resulting from the change in tax rate under the Tax Cuts and Jobs Act enacted in December of 2017.

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

Consolidated net interest income was approximately $84.9 million for the year ended December 31, 2018, as compared to $59.2 million for the year ended December 31, 2017. This increase was the direct result of increased loan volumes during 2018 as compared to 2017, as well as increased interest rates. Average interest-bearing liabilities for the year 2018 were $1.7 billion compared to $1.2 billion for the year 2017. At December 31, 2018, the net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.75% compared to 3.72% at December 31, 2017. Net interest margin, which is net interest income divided by average earning assets, was 3.94% for the year 2018 compared to 3.83% for the year 2017. Rates paid on average interest-bearing liabilities increased to 0.88% for the year 2018 compared to 0.55% for the year 2017. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies. Average loans comprised 77.0% of average earnings assets for the year 2018 compared to 74.1% the year 2017.

Consolidated net interest income was approximately $59.2 million for the year ended December 31, 2017, as compared to $40.3 million for the year ended December 31, 2016. This increase was the direct result of increased loan volumes during 2017 as compared to 2016. Average interest-bearing liabilities for the year ended December 31, 2017 were $1.2 million compared to $911 thousand for the year ended December 31, 2016. At December 31, 2017, the net interest spread was 3.72% compared to 3.63% at December 31, 2016. The net interest margin was 3.83% for the year 2017 compared to 3.71% for the year 2016. Rates paid on average interest-bearing liabilities increased to 0.55% for the year 2017 compared to 0.47% for the year 2016. Average loans comprised 74.1% of average earnings assets for the year 2017 compared to 73.9% for the year 2016.

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

Average Balances, Income and Expenses, and Rates

($ in thousands)		Years Ended December 31,
	2018			2017			2016
	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Earning Assets
Loans (1)(2)	$1,678,746	$86,822	5.17%	$1,168,882	$56,827	4.86%	$820,881	$38,497	4.69%
Securities (4)	442,722	13,521	3.05%	359,195	9,956	2.77%	261,508	6,885	2.63%
Federal funds sold and interest bearing deposits with other banks (3)	58,900	631	1.07%	50,049	553	1.10%	28,835	186	0.65%
Total earning assets	2,180,368	100,974	4.63%	1,578,126	67,336	4.27%	1,111,224	45,568	4.10%

Other	248,289			185,277			117,735
Total assets	$2,428,657			$1,763,403			$1,228,959

Liabilities
Interest-bearing liabilities	$1,712,255	$15,091	0.88%	$1,247,823	$6,909	0.55%	$911,037	$4,316	0.47%
Demand deposits (1)	254,118			318,339			191,998
Other liabilities	182,525			26,404			5,601
Stockholders’ equity	279,759			170,837			120,323
Total liabilities and stockholders’ equity	$2,428,657			$1,763,403			$1,228,959

Net interest spread			3.75%			3.72%			3.63%
Net yield on interest-earning assets		$85,883	3.94%		$60,427	3.83%		$41,252	3.71%

(1)	All loans and deposits were made to borrowers or received from depositors in the United States. Includes non-accrual loans of $25,073, $5,674, and $3,265, for the years ended December 31, 2018, 2017, and 2016, respectively. Loans include held for sale loans.
(2)	Includes loan fees of $3,603, $1,333, and $857, for the years ended December 31, 2018, 2017, and 2016, respectively.
(3)	Includes Excess Balance Account-Mississippi National Banker’s Bank and Federal Reserve – New Orleans.
(4)	Tax equivalent yield assuming a 25.3% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

($ in thousands)	Year Ended December 31,			Year Ended December 31,
	2018 versus 2017 Increase (decrease) due to			2017 versus 2016 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Earning Assets
Loans	$7,814	$22,181	$29,995	$18,630	$(300)	$18,330
Securities	2,320	1,245	3,565	2,461	610	3,071
Federal funds sold and interest bearing deposits with other banks	330	(252)	78	122	245	367
Total interest income	10,464	23,174	33,638	21,213	555	21,768
Interest-Bearing Liabilities
Interest-bearing transaction accounts	585	1,662	2,247	609	562	1,171
Money market accounts and savings	408	281	689	155	(12)	143
Time deposits	1,515	1,072	2,587	448	55	503
Borrowed funds	2,423	236	2,659	(87)	863	776
Total interest expense	4,931	3,251	8,182	1,125	1,468	2,593
Net interest income	$5,533	$19,923	$25,456	$20,088	$(913)	$19,175

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

The following tables illustrate the Company's consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2018, 2017, and 2016 ($ in thousands).

	December 31, 2018
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total

Assets
Earning Assets:
Loans	$345,703	$175,228	$520,931	$1,544,329	$2,065,260
Securities (2)	18,627	19,616	38,243	476,685	514,928
Funds sold and other	-	87,751	87,751	-	87,751
Total earning assets	$364,330	$282,595	$646,925	$2,021,014	$2,667,939
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$835,433	$835,433	$-	$835,433
Money market accounts	312,552	-	312,552	-	312,552
Savings deposits (1)	-	253,724	253,724	-	253,724
Time deposits	69,655	228,930	298,585	187,017	485,602
Total interest-bearing deposits	382,207	1,318,087	1,700,294	187,017	1,887,311
Borrowed funds (3)	75,000	10,500	-	-	85,500
Total interest-bearing liabilities	457,207	1,328,587	1,700,294	187,017	1,972,811
Interest-sensitivity gap per period	$(92,877)	$(1,045,992)	$(1,053,369)	$1,833,997	$695,128
Cumulative gap at December 31, 2018	$(92,877)	$(1,138,869)	$(2,192,238)	$(358,241)	$336,887
Ratio of cumulative gap to total earning assets at December 31, 2018	(3.5)%	(42.7)%	(82.2)%	(13.4)%

	December 31, 2017
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total

Assets
Earning Assets:
Loans	$214,687	$119,492	$334,179	$895,917	$1,230,096
Securities (2)	24,716	17,823	42,539	330,323	372,862
Funds sold and other	475	48,466	48,941	-	48,941
Total earning assets	$239,878	$185,781	$425,659	$1,226,240	$1,651,899
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$601,694	$601,694	$-	$601,694
Money market accounts	149,715	-	149,715	-	149,715
Savings deposits (1)	-	133,864	133,864	-	133,864
Time deposits	43,171	109,100	152,271	131,032	283,303
Total interest-bearing deposits	192,886	844,658	1,037,544	131,032	1,168,576
Borrowed funds (3)	75,000	18,572	93,572	10,500	104,072
Total interest-bearing liabilities	267,886	863,230	1,131,116	141.532	1,272,648
Interest-sensitivity gap per period	$(28,008)	$(677,449)	$(705,457)	$1,084,708	$379,251
Cumulative gap at December 31, 2017	$(28,008)	$(705,457)	$(705,457)	$379,251	$379,251
Ratio of cumulative gap to total earning assets at December 31, 2017	(1.7)%	(42.7)%	(42.7)%	23.0%

	December 31, 2016
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total

Assets
Earning Assets:
Loans	$121,391	$88,433	$209,824	$663,110	$872,934
Securities (2)	10,092	21,376	31,468	224,331	255,799
Funds sold and other	425	29,975	30,400	-	30,400
Total earning assets	$131,908	$139,784	$271,692	$887,441	$1,159,133
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$430,903	$430,903	$-	$430,903
Money market accounts	113,253	-	113,253	-	113,253
Savings deposits (1)	-	69,540	69,540	-	69,540
Time deposits	31,273	93,456	124,729	98,288	223,017
Total interest-bearing deposits	144,526	593,899	738,425	98,288	836,713
Borrowed funds (3)	30,000	26,000	56,000	13,000	69,000
Total interest-bearing liabilities	174,526	619,899	794,425	111,288	905,713
Interest-sensitivity gap per period	$(42,618)	$(480,115)	$(522,733)	$776,153	$253,420
Cumulative gap at December 31, 2016	$(42,618)	$(522,733)	$(522,733)	$253,420	$253,420
Ratio of cumulative gap to total earning assets at December 31, 2016	(3.7)%	(45.1)%	(45.1)%	21.9%

(1)	NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are fairly stable. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.
(2)	Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)	Does not include subordinated debentures of $80,521.

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

	December 31, 2018
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit

Up 400 bps	3.1%	-20.0%	19.0%	-40.0%
Up 300 bps	4.2%	-15.0%	17.9%	-30.0%
Up 200 bps	3.9%	-10.0%	14.6%	-20.0%
Up 100 bps	2.5%	-5.0%	8.8%	-10.0%
Down 100 bps	-4.8%	-5.0%	-13.7%	-10.0%
Down 200 bps	-9.6%	-10.0%	-20.8%	-20.0%

	December 31, 2017
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	7.7%	-20.0%	40.3%	-40.0%
Up 300 bps	7.7%	-15.0%	36.4%	-30.0%
Up 200 bps	6.3%	-10.0%	28.8%	-20.0%
Up 100 bps	3.8%	-5.0%	17.0%	-10.0%
Down 100 bps	-6.2%	-5.0%	-21.2%	-10.0%
Down 200 bps	-9.2%	-10.0%	-14.3%	-20.0%

	December 31, 2016
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	15.4%	-20.0%	22.9%	-40.0%
Up 300 bps	11.8%	-15.0%	18.8%	-30.0%
Up 200 bps	8.0%	-10.0%	13.7%	-20.0%
Up 100 bps	4.0%	-5.0%	7.6%	-10.0%
Down 100 bps	-4.8%	-5.0%	-9.5%	-10.0%
Down 200 bps	-6.6%	-10.0%	-11.6%	-20.0%

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. The Company uses a loan loss history based upon the prior ten years to determine the appropriate allowance. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment on the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

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

Our allowance for loan losses model is focused on establishing a loss history within the Bank and relies on specific impairment to determine credits that the Bank feels the ultimate repayment source will be liquidation of the subject collateral.  Our model takes into account other factors such as local and national economic factors, portfolio trends, non-performing asset, charge off, and delinquency trends as well as underwriting standards and the experience of branch management and lending staff.   These trends are measured in the following ways:

Local Trends:

Local Unemployment Rate
Insurance Issues (Windpool Areas)
Bankruptcy Rates (Increasing/Declining)
Local Commercial R/E Vacancy Rates
Established Market/New Market
Hurricane Threat

National Trends:

Gross Domestic Product (GDP)
Home Sales
Consumer Price Index (CPI)
Interest Rate Environment (Increasing/Steady/Declining)
Single Family Construction Starts
Inflation Rate
Retail Sales

Portfolio Trends:

Second Mortgages
Single Pay Loans
Non-Recourse Loans
Limited Guaranty Loans
Loan to Value Exceptions
Secured by Non-Owner Occupied Property
Raw Land Loans
Unsecured Loans

Measurable Bank Trends:

Delinquency Trends
Non-Accrual Trends
Net Charge Offs
Loan Volume Trends
Non-Performing Assets
Underwriting Standards/Lending Policies
Experience/Depth of Bank Lending
Management

The bank wide information and metrics, along with the local and national economic trends listed above, are all measured quarterly. Typically, this review is performed during the second month of every quarter to facilitate the release of economic data from the reporting agencies. As of December 31, 2018, Unemployment remained at record lows throughout the 4th quarter, but fears of rising inflation caused the Federal Reserve to continue with 2018’s policy of raising key rates. This increase in market rates overall caused some stress in the financial sector, and was the reason to lower the grading on economic conditions, and thus increase that allocation factor. The Qualitative and Environmental (“Q&E”) factor assigned to asset quality was also increased due to a 4th quarter rise in past dues compared to the previous three quarters in 2018. Easing of the regulatory burdens brought about in the past few years, as well as increased capital and lower CRE concentrations led to a decrease in those Q&E factors from previous quarters.

At December 31, 2018, the consolidated allowance for loan losses was approximately $10.1 million, or 0.49% of outstanding loans excluding loans held for sale. At December 31, 2017, the allowance for loan losses amounted to approximately $8.3 million, which was 0.68% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for loan losses was $2.1 million for the year ended December 31, 2018, $506 thousand for the year ended December 31, 2017, and $625 thousand for the year ended December 31, 2016. The $1.5 million increase in 2018 can be attributed to loan growth. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At December 31, 2018, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

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

The following tables illustrate the Company’s past due and non-accrual loans at December 31, 2018, 2017 and 2016 ($ in thousands).

	December 31, 2018
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$818	$114	$612
Residential secured loans including multi-family and farmland	5,528	650	8,586
Real Estate-nonfarm nonresidential	4,319	456	14,320
Commercial	1,650	-	1,377
Installment and other	507	45	178
Total	$12,822	$1,265	$25,073

	December 31, 2017
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$192	$27	$92
Residential secured loans including multi-family and farmland	2,656	177	2,691
Real Estate-nonfarm nonresidential	1,487	82	1,724
Commercial	393	-	1,120
Installment and other	57	-	46
Total	$4,785	$286	$5,673

	December 31, 2016
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Non-Accrual

Real Estate-construction	$204	$96	$658
Residential secured loans including multi-family and farmland	2,745	102	1,662
Real Estate-nonfarm nonresidential	269	-	909
Commercial	9	-	2
Installment and other	22	-	33
Total	$3,249	$198	$3,264

Total non-accrual loans at December 31, 2018, were $21.9 million, an increase of $16.2 million compared to $5.7 million at December 31, 2017. The majority of the increase was the result of loans acquired from First Community Bank, Sunshine and FMB. Non-accretable discount of $1.4 million was associated with the acquisitions. The loans acquired from Iberville and GCCB had no non-accretable discount. Total non-accrual loans at December 31, 2017 increased $2.4 million from $3.3 million at December 31, 2016. The majority of the increase was the result of loans acquired from Iberville Bank and Gulf Coast Community Bank. Management believes these relationships were adequately reserved at December 31, 2018. Restructured loans not reported as past due or non-accrual at December 31, 2018 amounted to $5.3 million. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not include the category of special mention. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming asset categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At December 31, 2018, 2017 and December 31, 2016, The First had potential problem loans of $55.2 million, $36.9 million and $13.3 million, respectively. The increase of $18.3 million during 2018 was largely attributable to the classified loans acquired in the Southwest, Sunshine, and FMB transactions.

Summary of Loan Loss Experience

Consolidated Allowance For Loan Losses

($ in thousands)	Years Ended December 31,
	2018		2017		2016		2015		2014

Average loans outstanding	$1,678,746		$1,168,882		$820,881		$730,326		$632,049
Loans outstanding at year end	$2,065,260		$1,230,096		$872,934		$776,489		$706,635

Total non-accrual loans	$25,073		$5,673		$3,264		$7,368		$6,056

Beginning balance of allowance	$8,288		$7,510		$6,747		$6,095		$5,728
Prior period reclassification – Mortgage Reserve Funding	(181)		-		-		-		-
Beginning balance of allowance restated	8,107		7,510		6,747		6,095		5,728
Loans charged-off	(581)		(405)		(771)		(843)		(1,459)
Total loans charged-off	(581)		(405)		(771)		(843)		(1,459)
Total recoveries	419		677		909		1,085		408
Net loans (charged-off) recoveries	(162)		272		138		242		(1,051)
Provision for loan losses	2,120		506		625		410		1,418
Balance at year end	$10,065		$8,288		$7,510		$6,747		$6,095

Net charge-offs (recoveries) to average loans	0.01%		(0.02)%		(0.02)%		(0.03)%		0.17%
Allowance as percent of total loans	0.49%		0.67%		0.86%		0.87%		0.86%
Nonperforming loans as a percentage of total loans	1.06%		0.46%		0.37%		0.95%		0.86%
Allowance as a multiple of non-accrual loans	0.46	X	1.5	X	2.3	X	0.92	X	1.0	X

At December 31, 2018, the components of the allowance for loan losses consisted of the following ($ in thousands):

Allowance

Allocated:
Impaired loans	$1,179
Graded loans	8,886
$10,065

Graded loans are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for loan losses for the years 2018, 2017, 2016, 2015, and 2014 ($ in thousands).

Analysis of the Allowance for Loan Losses

	Years Ended December 31,
	2018	2017	2016	2015	2014

Balance at beginning of year	$8,288	$7,510	$6,747	$6,095	$5,728
Prior period reclassification - Mortgage Reserve Funding	(181)	-	-	-	-
Balance at beginning of year restated	8,107	7,510	6,747	6,095	5,728
Charge-offs:
Real Estate-construction	(52)	(143)	(274)	(162)	(47)
Residential secured loans including multi-family and farmland	(7)	(119)	(353)	(372)	(1,156)
Real Estate-nonfarm nonresidential	(170)	(-)	(-)	(-)	(-)
Commercial	(265)	(62)	(71)	(183)	(89)
Installment and other	(87)	(81)	(73)	(126)	(167)
Total	(581)	(405)	(771)	(843)	(1,459)
Recoveries:
Real Estate-construction	34	280	229	63	96
Residential secured loans including multi-family and farmland	183	228	519	827	212
Real Estate-nonfarm nonresidential	10	14	7	15	17
Commercial	44	50	84	99	15
Installment and other	148	105	70	81	68
Total	419	677	909	1,085	408
Net (Charge-offs) Recoveries	(162)	272	138	242	(1,051)
Provision for Loan Losses	2,120	506	625	410	1,418
Balance at end of year	$10,065	$8,288	$7,510	$6,747	$6,095

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2018, 2017 and 2016 ($ in thousands).

Allocation of the Allowance for Loan Losses

	December 31, 2018

	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$2,060	14.8%
Commercial Real Estate	6,258	64.6%
Consumer Real Estate	1,743	18.9%
Installment and other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

	December 31, 2017

	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$1,608	14.0%
Commercial Real Estate	4,644	64.8%
Consumer Real Estate	1,499	18.9%
Installment and other	173	2.3%
Unallocated	364	-
Total	$8,288	100%

	December 31, 2016

	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$1,118	15.6%
Commercial Real Estate	4,071	61.6%
Consumer Real Estate	1,589	20.3%
Installment and other	155	2.4%
Unallocated	577	0.1%
Total	$7,510	100%

Non-interest Income

The Company’s primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.

Non-interest income was $20.6 million at December 31, 2018, an increase of $6.2 million or 43.2% compared to December 31, 2017, primarily consisting of increases in service charges on deposit accounts of $2.2 million, interchange fee income of $1.5 million on the increased deposit base related to the acquisitions, as well as the receipt of the Financial Assistance and Bank Enterprise Awards in the amount of $2.1 million. Non-interest income increased $3.1 million or 27.7% for the year ended December 31, 2017 compared to $11.3 million for the year ended December 31, 2016. Deposit activity fees were $11.0 million for 2018 compared to $7.4 million for 2017 and $5.1 million for 2016. Other service charges increased by $372 thousand or 59.7% for the year ended 2018 to $996 thousand from $624 thousand for the year ended December 31, 2017 and other service charges increased $93 thousand or 17.4% for the year ended December 31, 2017, compared to $531 thousand for the year ended December 31, 2016.

Non-interest Expense

Non-interest expense was $76.3 million at December 31, 2018, an increase of $20.9 million in year-over-year comparison primarily resulting from increases in salaries and benefits of $5.9 million related to the acquisitions of Southwest, Sunshine and FMB, and increased acquisition charges of $7.1 million. Increases in occupancy, amortization of core deposit intangibles and other non-interest expense for the year-to-date period of 2018 were also attributable to the acquisitions.

Non-interest expense increased to $55.4 million for the year ended December 31, 2017, from $36.9 million for the year ended December 31, 2016. In 2017, the Company experienced increases in salaries and benefits of $8.4 million, of which $6.7 million related to the acquisitions of Gulf Coast Community Bank and Iberville Bank. Additionally, increases in professional services and other non-interest expense increased $7.0 million including $6.7 million in merger-related costs.

The following table sets forth the primary components of non-interest expense for the periods indicated ($ in thousands):

Non-interest Expense

	Years ended December 31,
	2018	2017	2016
Salaries and employee benefits	$38,302	$30,548	$22,137
Occupancy	6,818	4,828	3,459
Equipment	1,575	1,225	1,262
Marketing and public relations	508	406	465
Data processing	6,931	1,039	535
Supplies and printing	846	640	287
Bank communications	2,014	1,296	782
Deposit and other insurance	1,382	1,252	1,020
Professional and consulting fees	5,381	6,757	1,805
Postage	751	546	396
ATM expense	3,241	1,188	883
Other	8,562	5,721	3,831
Total	$76,311	$55,446	$36,862

Income Tax Expense

Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $5.8 million at December 31, 2018, $7.0 million at December 31, 2017 and $3.9 million at December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This federal income tax reform, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company revalued its deferred tax assets which was recorded as additional income tax expense of $2.1 in the Company’s statement of operations in the fourth quarter of 2017.

Analysis of Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2018, 2017 and 2016, respectively, average loans accounted for 77.0%, 74.1% and 73.9% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $1.679 billion during 2018 and $1.169 billion during 2017, as compared to $820.9 million during 2016.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio

	December 31,
	2018		2017		2016
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Mortgage loans held for sale	$4,838	0.3%	$4,790	0.3%	$5,880	0.6%
Commercial, financial and agricultural	301,182	14.6%	165,780	13.5%	129,423	14.8%
Real Estate:
Mortgage-commercial	776,880	37.6%	467,484	38.0%	314,359	36.0%
Mortgage-residential	617,804	29.9%	385,099	31.3%	289,640	33.2%
Construction	298,718	14.5%	183,328	14.9%	109,394	12.5%
Lease Financing Receivable	2,891	0.1%	2,450	0.2%	2,204	0.3%
Obligations of states and subdivisions	16,941	0.8%	3,109	0.3%	6,698	0.8%
Installment and other	46,006	2.2%	18,056	1.5%	15,336	1.8%
Total loans	2,065,260	100%	1,230,096	100%	872,934	100%
Allowance for loan losses	(10,065)		(8,288)		(7,510)
Net loans	$2,055,195		$1,221,808		$865,424

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

The following table sets forth the Company's commercial and construction real estate loans maturing within specified intervals at December 31, 2018 ($ in thousands).

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2018
Type	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial, financial and agricultural	$82,521	$160,227	$58,434	$301,182
Real estate – construction	106,694	115,069	76,955	298,718
	$189,215	$275,296	$135,389	$599,900

Loans maturing after one year with:
Fixed interest rates				$336,149
Floating interest rates				74,536
				$410,685

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $442.7 million in 2018, as compared to $359.2 million in 2017, and $261.5 million in 2016. This represents 20.3%, 22.8%, and 23.5% of the average earning assets for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, investment securities, including equity securities, were $514.9 million and represented 19.3% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations with maturities up to five years.

The following table summarizes the carrying value of securities for the dates indicated ($ in thousands).

Securities Portfolio

	December 31,
	2018	2017	2016

Available-for-sale
U. S. Government agencies and Mortgage-backed Securities	$334,812	$201,570	$123,334
States and municipal subdivisions	150,064	138,584	98,822
Corporate obligations	7,348	15,819	20,110
Mutual funds	-	920	940
Total available-for-sale	492,224	356,893	243,206
Held-to-maturity
U.S. Government agencies		-	-
States and municipal subdivisions	6,000	6,000	6,000
Total held-to-maturity	6,000	6,000	6,000
Total	$498,224	$362,893	$249,206

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2018 ($ in thousands).

Investment Securities Maturity Distribution and Yields (1)

	December 31, 2018
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
States and municipal subdivisions	$-	-	$-	-	$6,000	0.9%	$-	-
Total investment securities held-to-maturity	$-	-	-	-	$6,000		$-	-
Available-for-sale:
U.S. Government agencies (2)	$1,992	1.9%	$14,975	3.1%	$29,443	3.1%
States and municipal subdivisions.	15,261	2.4%	46,013	3.0%	52,267	3.5%
Corporate obligations and other	2,541	2.2%	3,937	2.7%	977	4.0%
Total investment securities available-for-sale	$19,794		$64,925		$82,687

(1)	Investments with a call feature are shown as of the contractual maturity date.
(2)	Excludes mortgage-backed securities totaling $286.6 million with a yield of 2.9% and mutual funds of $476 thousand.

Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $58.9 million in 2018, $47.5 million in 2017, and $18.8 million in 2016. At December 31, 2018, 2017, and December 31, 2016, short-term investments totaled $0, $475 thousand and $425 thousand, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

Deposits. Average total deposits at December 31, 2018 were $2.061 billion, an increase of $567.0 million, or 37.9% compared to 2017. Average total deposits at December 31, 2017 were $1.494 billion, an increase of $473.0 million, or 46.3% compared to $1.021 billion in 2016. At December 31, 2018, total deposits were $2.457 billion, compared to $1.471 billion at December 31, 2017, an increase of $986.9 million, or 67.11%, and $1.039 billion at December 31, 2016. Deposits of $889.2 million were acquired in 2018 with the acquisitions of Southwest, Sunshine and FMB. Deposits of $355.6 million were acquired in 2017 with the acquisitions of Iberville and Gulf Coast Community Bank.

The following table sets forth the deposits of the Company by category for the period indicated ($ in thousand).

	Deposits

	December 31,
	2018		2017		2016
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Non-interest-bearing accounts	$570,148	23.2%	$301,989	20.5%	$202,478	19.5%
NOW accounts	835,434	34.0%	601,694	40.9%	430,903	41.5%
Money market accounts	312,552	12.7%	149,715	10.2%	113,253	10.9%
Savings accounts	253,724	10.3%	133,864	9.1%	69,540	6.7%
Time deposits less than $100,000	194,006	7.9%	104,648	7.1%	77,893	7.5%
Time deposits of $100,000 or over	291,595	11.9%	178,655	12.2%	145,124	13.9%
Total deposits	$2,457,459	100%	$1,470,565	100%	$1,039,191	100%

The Company’s loan-to-deposit ratio was 83.8% at December 31, 2018, 83.3% at December 31, 2017 and 83.4% at December 31, 2016. The loan-to-deposit ratio averaged 81.5% during 2018. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $2.166 billion at December 31, 2018, $ 1.292 billion at December 31, 2017, and $894.1 million at December 31, 2016. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits.

Maturities of Certificates of Deposit

of $100,000 or More

		After Three
	Within Three	Through	After Twelve
(In thousands)	Months	Twelve Months	Months	Total

December 31, 2018	$39,353	$141,545	$110,697	$291,595

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), federal funds purchased and reverse repurchase agreements. At December 31, 2018, advances from the FHLB totaled $85.5 million compared to $88.1 million at December 31, 2017 and $48.0 million at December 31, 2016. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were no federal funds purchased at December 31, 2018, 2017, and 2016, respectively.

Subordinated Debentures

In 2006, the Company issued subordinated debentures of $4.1 million to The First Bancshares, Inc. Statutory Trust 2 (“Trust 2”). The Company is the sole owner of the equity of the Trust 2. The Trust 2 issued $4.0 million of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 2. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2011 and thereafter, and mature in 2036. The Company entered into this arrangement to provide funding for expected growth.

In 2007, the Company issued subordinated debentures of $6.2 million to The First Bancshares, Inc. Statutory Trust 3 (“Trust 3”). The Company is the sole owner of the equity of the Trust 3. The Trust 3 issued $6.0 million of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 3. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2012 and thereafter, and mature in 2037. The Company entered into this arrangement to provide funding for expected growth.

In 2018, the Company acquired FMB Capital Trust 1 (“Trust 1”) as part of its acquisition of FMB Banking Corporation. The Company is the sole owner of the equity of Trust 1. The Trust 1 issued $6.0 million of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 1. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2008 and thereafter, and mature in 2033.

Subordinated Notes

On April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (collectively, the “Notes”).

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2018, 2017 and 2016.

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

Under the Basel III capital rules, the Company is required to meet certain minimum capital requirements that differ from past capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk-weighted assets. Common equity Tier 1 capital generally consists of retained earnings and common stock (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”), however, the Company exercised a one-time irrevocable option to exclude certain components of AOCI as of March 31, 2015. The Company is required to establish a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets effective January 2019. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers.

The prompt corrective action rules have been modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Company to be considered well-capitalized under the rules include a 5.0% leverage ratio, a 7.0% common equity Tier 1capital ratio, an 8.5% Tier 1 capital ratio, and a 10.5% total capital ratio.

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

The Company was required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015. The conservation buffer was phased-in beginning in 2016, and took full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

Analysis of Capital

	Adequately	Well	The Company			The First
Capital Ratios	Capitalized	Capitalized	December 31,			December 31,
			2018	2017	2016	2018	2017	2016

Leverage	4.0%	5.0%	10.2%	11.7%	11.9%	12.2%	11.4%	13.1%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	11.5%	14.2%	13.8%	14.8%	14.5%	16.2%
Tier 1	6.0%	8.0%	12.2%	14.9%	14.7%	14.8%	14.5%	16.2%
Total	8.0%	10.0%	15.6%	15.5%	15.5%	15.2%	15.1%	17.0%

Ratios

	2018	2017	2016
Return on assets (net income applicable to common stockholders divided by average total assets)	0.87%	0.60%	0.79%

Return on equity (net income applicable to common stockholders divided by average equity)	7.6%	6.2%	8.0%

Dividend payout ratio (dividends per share divided by net income per common share)	12.3%	13.5%	9.6%

Equity to asset ratio (average equity divided by average total assets)	11.5%	9.7%	9.8%

Liquidity and Capital Resources

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

The Company's federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $58.9 million during the year ended December 31, 2018 and totaled $50.0 million at December 31, 2017. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2018, advances available totaled approximately $603.5 million, of which $90.5 million had been drawn, or used for letters of credit.

As of December 31, 2018, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $110.8 million of the Company’s investment balances, compared to $95.5 million at December 31, 2017. The increase in unpledged debt from December 2018 compared to December 2017 is primarily due to an increase in unpledged investments and letters of credit utilized for pledging purposes. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $5.0 million at December 31, 2018. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2018 was 11.9%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2018	Policy Maximum
Loans to Deposits (including FHLB advances)	80.5%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.8%	90.0%	In Policy

	December 31, 2017	Policy Maximum
Loans to Deposits (including FHLB advances)	71.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	5.8%	30.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	4.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.6%	90.0%	In Policy

	December 31, 2016	Policy Maximum
Loans to Deposits (including FHLB advances)	79.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.3%	30.0%	In Policy
Fed Funds Purchased / Total Assets	0.4%	10.0%	In Policy
FHLB Advances / Total Assets	3.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	66.6%	90.0%	In Policy

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

Commitments and Contractual Obligations

The following table presents, as of December 31, 2018, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

($ in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	G	$1,971,857	$-	$-	$-	$1,971,857
Time deposits	G	298,585	145,803	33,436	7,778	485,602
Borrowings	H	85,500	-	-	-	85,500
Operating lease obligations	I	784	810	485	197	2,276
Capital lease obligations	I	275	366	-	-	641
Trust preferred subordinated debentures	N	-	-	-	14,521	14,521
Subordinated note purchase agreement	N	-	-	-	66,000	66,000
Total Contractual obligations		$2,357,001	$146,979	$33,921	$88,496	$2,626,397

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2018, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2018	Net Interest Income at Risk – Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp

Net Interest Income	94,278	99,329	104,297	106,891	108,375	108,636	107,525
Dollar Change	-10,019	-4,968		2,594	4,077	4,339	3,278
NII @ Year 1	-9.6%	-4.8%		2.5%	3.9%	4.2%	3.1%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $10.0 million lower than in a stable interest rate scenario, for a negative variance of 9.6%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely increase by $4.0 million, or 3.9%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio was approximately 191.6% at December 31, 2018, 221.8% at December 31, 2017 and 199.4% at December 31, 2016. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year.

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

	December 31, 2018 - Balance Sheet Shock
(Dollars in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp

Market Value of Equity	583,220	635,499	736,005	801,046	843,268	867,553	875,626
Change in EVE from base	-152,785	-100,506		65,041	107,263	131,548	139,621
% Change	-20.8%	-13.7%		8.8%	14.6%	17.9%	19.0%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

	December 31, 2017 - Balance Sheet Shock
(Dollars in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp

Market Value of Equity	274,743	252,585	320,631	375,144	412,957	437,500	449,926
Change in EVE from base	-45,888	-68,046		54,513	92,326	116,896	129,295
% Change	-14.3%	-21.2%		17.0%	28.8%	36.5%	40.3%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The First Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ending December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Atlanta, Georgia

March 18, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on Internal Control over Financial Reporting

We have audited The First Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weaknesses discussed in the following paragraph the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to controls over the overall design of the control environment, the completeness and accuracy of loan controls including problem loan monitoring, the allowance for loan losses, and accounting for business combinations have been identified and included in Management’s Report on Internal Control over Financial Reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ending December 31, 2018, and the related notes (collectively referred to as the "financial statements") and our report dated March 18, 2019, expressed an unqualified opinion. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2018 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of FMB Banking Corporation, Sunshine Financial Inc., and Southwest Banc Shares, Inc. acquired during 2018, which are described in Note C of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

Atlanta, Georgia

March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

The First Bancshares, Inc.

Hattiesburg, Mississippi

We have audited the accompanying consolidated balance sheet of The First Bancshares, Inc., and subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2017 and 2016 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ T. E. Lott and Company, PA

Columbus, Mississippi

March 16, 2018

We began serving as the Company’s auditor in 1996. In 2018, we became the predecessor auditor.

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

($ In Thousands)

	2018	2017

ASSETS
Cash and due from banks	$71,356	$42,980
Interest-bearing deposits with banks	87,751	48,467
Federal funds sold	-	475
Total cash and cash equivalents	159,107	91,922
Held-to-maturity securities (fair value of $7,028 in 2018 and $7,398 in 2017)	6,000	6,000
Available-for-sale securities	492,224	356,893
Other securities	16,704	9,969
Total securities	514,928	372,862
Loans held for sale	4,838	4,790
Loans, net of allowance for loan losses of $10,065 in 2018 and $8,288 in 2017	2,050,357	1,217,018
Interest receivable	10,778	6,705
Premises and equipment	74,783	46,426
Cash surrender value of life insurance	50,796	27,054
Goodwill	89,750	19,960
Other real estate owned	10,869	7,158
Other assets	37,780	19,343
Total assets	$3,003,986	$1,813,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$570,148	$301,989
Interest-bearing	1,887,311	1,168,576
Total deposits	2,457,459	1,470,565
Interest payable	1,519	353
Borrowed funds	85,500	104,072
Subordinated debentures	80,521	10,310
Other liabilities	15,733	5,470
Total liabilities	2,640,732	1,590,770
Stockholders’ Equity:
Common stock, par value $1 per share: 40,000,000 shares authorized; 14,857,092 shares issued in 2018, 20,000,000 shares authorized and 11,192,401 shares issued in 2017, respectively	14,857	11,193
Additional paid-in capital	278,659	158,456
Retained earnings	71,998	53,721
Accumulated other comprehensive income (loss)	(1,796)	(438)
Treasury stock, at cost	(464)	(464)
Total stockholders’ equity	363,254	222,468
Total liabilities and stockholders’ equity	$3,003,986	$1,813,238

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ In Thousands, except per share amount)

	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$86,822	$56,826	$38,496
Interest and dividends on securities:
Taxable interest and dividends	9,020	6,341	4,052
Tax-exempt interest	2,939	2,350	1,870
Interest on federal funds sold	206	390	127
Interest on deposits in banks	991	162	59
Total interest income	99,978	66,069	44,604

INTEREST EXPENSE
Interest on deposits	10,785	5,261	3,443
Interest on borrowed funds	4,306	1,648	872
Total interest expense	15,091	6,909	4,315
Net interest income	84,887	59,160	40,289
Provision for loan losses	2,120	506	625
Net interest income after provision for loan losses	82,767	58,654	39,664

NON-INTEREST INCOME
Service charges on deposit accounts	5,792	3,601	2,452
Other service charges and fees	996	624	531
Interchange fees	5,247	3,758	2,674
Secondary market mortgage income	4,048	4,502	4,433
Bank owned life insurance income	937	739	529
Gain (loss) on sale of premises	(137)	(22)	(52)
Securities gains (losses)	334	(16)	126
Gain (loss) on sale of other real estate	60	(199)	(114)
Financial assistance and bank enterprise awards	2,098	-	261
Other	1,186	1,376	407
Total non-interest income	20,561	14,363	11,247

NON-INTEREST EXPENSE
Salaries	33,640	25,828	17,881
Employee benefits	4,662	4,720	4,256
Occupancy	6,818	4,828	3,459
Furniture and equipment	1,575	1,225	1,262
Supplies and printing	846	640	287
Professional and consulting fees	5,381	6,757	1,805
Marketing and public relations	508	406	465
FDIC and OCC assessments	1,382	1,252	1,020
ATM expense	3,241	1,188	883
Bank communications	2,014	1,296	782
Data processing	6,931	1,039	535
Other	9,313	6,267	4,227

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Continued:	2018	2017	2016

Total non-interest expense	76,311	55,446	36,862
Income before income taxes	$27,017	$17,571	$14,049
Income taxes	5,792	6,955	3,930

Net income	21,225	10,616	10,119
Preferred dividends and stock accretion	-	-	453
Net income applicable to common stockholders	$21,225	$10,616	$9,666

Net income per share:
Basic	$1.63	$1.12	$1.86
Diluted	1.62	1.11	1.64
Net income applicable to common stockholders:
Basic	$1.63	$1.12	$1.78
Diluted	1.62	1.11	1.57

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ in thousands)	2018	2017	2016

Net income	$21,225	$10,616	$10,119

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding (loss)/gain arising during the period on available-for-sale securities	(1,484)	1,160	(3,415)
Reclassification adjustment for losses (gains) included net income	(334)	16	(126)

Unrealized holding (loss)/gain arising during the period on available-for-sale securities	(1,818)	1,176	(3,541)

Income tax benefit (expense)	460	(460)	1,364

Other comprehensive income (loss)	(1,358)	716	(2,177)

Comprehensive income	$19,867	$11,332	$7,942

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ In Thousands)

	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2016	$5,403	$17,123	$-	$44,650	$35,625	$1,099	$(464)	$103,436

Net income 2016	-	-	-	-	10,119	-	-	10,119
Other comprehensive loss	-	-	-	-	-	(2,177)	-	(2,177)
Dividends on preferred stock	-	-	-	-	(452)	-	-	(452)
Cash dividend declared, $.15 per common share	-	-	-	-	(815)	-	-	(815)
Grant of restricted stock	61	-	-	(61)	-	-	-	-
Compensation cost on restricted stock	-	-	-	772	-	-	-	772
Repurchase of restricted stock for payment of taxes	(10)	-	-	(166)	-	-	-	(176)
Repayment of CDCI Preferred shares	-	(17,123)	-	1,198	-	-	-	(15,925)
Issuance of Preferred Stock, Series E	-	63,250	-	-	-	-	-	63,250
Conversion of Preferred, Series E to common	3,564	(63,250)	-	59,686	-	-	-	-
Costs associated
with capital raise	-	-	-	(3,505)	-	-	-	(3,505)
Balance, December 31, 2016	$9,018	$-	$-	$102,574	$44,477	$(1,078)	$(464)	$154,527

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ In Thousands)

Continued:
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Net income 2017	-	-	-	-	10,616	-	-	10,616
Other comprehensive income	-	-	-	-	-	716	-	716
accumulated other comprehensive income due to statutory tax Changes	-	-	-	-	76	(76)	-	-
Cash dividend declared, $.15 per common share	-	-	-	-	(1,448)	-	-	(1,448)
Issuance of common Shares	2,013	-	-	56,350	-	-	-	58,363
Costs associated with capital raise	-	-	-	(3,092)	-	-	-	(3,092)
Repurchase of restricted stock for payment of taxes	(12)	-	-	(318)	-	-	-	(330)
Grant of restricted Stock	84	-	-	(84)	-	-	-	-
Compensation cost on restricted stock	-	-	-	867	-	-	-	867

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ In Thousands)

Continued:
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Issuance of shares for GCCB acquisition	90	-	-	2,159	-	-	-	2,249
Balance, December 31, 2017	$11,193	$-	$-	$158,456	$53,721	$(438)	$(464)	$222,468

Net income, 2018	-	-	-	-	21,225	-	-	21,225
Other comprehensive income	-	-	-	-	-	(1,358)	-	(1,358)
Dividend on common stock, $0.20 per share	-	-	-	-	(2,600)	-	-	(2,600)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134	-	-	34,871	-	-	-	36,005
Issuance of 726,461 common shares for Sunshine acquisition	726	-	-	22,702	-	-	-	23,428

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

($ In Thousands)

Continued:
	Common Stock	Preferred Stock	Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Issuance of 1,763,042 common shares for FMB acquisition	1,763	-	-	61,777	-	-	-	63,540
Restricted stock Grants	61	-	-	(61)	-	-	-	-
Restricted stock grants forfeited	(19)	-	-	19	-	-	-	-
Expenses associated with common stock issuance	-	-	-	(237)	-	-	-	(237)
Compensation expense	-	-	-	1,154	-	-	-	1,154
ASU 2016-01 implementation	-	-	-	-	(348)	-	-	(348)
Repurchase of restricted stock for payment of taxes	(1)	-	-	(22)	-	-	-	(23)
Balance, December 31, 2018	$14,857	$-	$-	$278,659	$71,998	$(1,796)	$(464)	$363,254

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,225	$10,616	$10,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,300	2,902	2,302
FHLB Stock dividends	(97)	(54)	(38)
Provision for loan losses	2,120	506	625
Deferred income taxes	2,523	6,446	(10)
Restricted stock expense	1,154	866	772
Increase in cash value of life insurance	(937)	(739)	(529)
Amortization and accretion, net, related to acquisitions	(680)	1,737	630
Loss/ (Gain) on sale of land/bank premises/
equipment	137	22	52
Securities (gain)/losses	(334)	16	(126)
Loss on sale/writedown of other real estate	342	892	244
Changes in:
Loans held for sale	6	1,170	(2,005)
Interest receivable	(671)	(715)	(405)
Other assets	2,401	1,838	(3,554)
Interest payable	144	30	60
Other liabilities	(133)	(3,935)	(121)
Net cash provided by operating activities	31,500	21,598	8,016

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(66,350)	(89,196)	(53,403)
Purchases of other securities	(8,644)	(2,891)	(1,433)
Proceeds from maturities and calls of available-for-sale securities	61,587	57,996	45,297
Proceeds from maturities and calls of held-to-maturity securities	-	-	1,094
Proceeds from sales of securities available-for-sale	40,289	7,731	250
Proceeds from redemption of other securities	5,714	682	3,013
Increase in loans	(81,193)	(121,437)	(98,561)
Net additions to premises and equipment	(4,057)	(4,675)	(2,707)
Purchase of bank owned life insurance	-	(469)	(5,850)
Proceeds from sale of other real estate owned	1,396	6,946	1,561
Cash received (paid) in excess of cash paid for acquisition	42,450	3,910	-
Net cash used in investing activities	(8,808)	(141,403)	(110,739)

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Continued:
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	46,224	75,916	122,496
Proceeds from borrowed funds	105,000	198,800	252,000
Repayment of borrowed funds	(168,680)	(173,633)	(293,321)
Dividends paid on common stock	(2,557)	(1,416)	(783)
Dividends paid on preferred stock	-	-	(452)
Net proceeds from issuance of stock	(237)	55,271	59,744
Repayment of CDCI Preferred shares	-	-	(15,925)
Repurchase of restricted stock for payment of
taxes	(23)	(330)	(176)
Repayment of repurchase agreement	-	(5,000)	-
Issuance of subordinated debt, net	64,766	-	-
Net cash provided by financing activities	44,493	149,608	123,583

Net increase (decrease) in cash and cash equivalents	67,185	29,803	20,860
Cash and cash equivalents at beginning of year	91,922	62,119	41,259
Cash and cash equivalents at end of year	$159,107	$91,922	$62,119

Supplemental disclosures:

Cash paid during the year for:
Interest	$10,982	$7,054	$4,255
Income taxes, net of refunds	2,120	354	4,726

Non-cash activities:
Transfers of loans to other real estate	1,528	1,000	4,723
Issuance of restricted stock grants	61	84	61
Stock issued in connection with Gulf Coast Community Bank acquisition	-	2,249	-
Stock issued in connection with Southwest acquisition	36,005	-	-
Stock issued in connection with Sunshine acquisition	23,428	-	-
Stock issued in connection with FMB acquisition	63,540	-	-
Dividends on restricted stock grants	43	33	32

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

The First Bancshares, Inc. (the “Company”) is a bank holding company whose business is primarily conducted by its wholly-owned subsidiary, The First, A National Banking Association (the “Bank”). The Bank provides a full range of banking services in its primary market area of Mississippi, Louisiana, Alabama, Florida and Georgia. The Company is regulated by the Federal Reserve Bank. Its subsidiary bank is subject to the regulation of the Office of the Comptroller of the Currency (OCC).

The principal products produced and services rendered by the Company and are as follows:

Commercial Banking – The Company provides a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Company also provides deposit services, including checking, savings and money market accounts and certificate of deposit as well as treasury management services.

Consumer Banking – The Company provides mortgage banking services to consumers, including checking, savings and money market accounts as well as certificate of deposit and individual retirement accounts. In addition, the Company provides consumers with installment and real estate loans and lines of credit.

Mortgage Banking – The Company provides residential mortgage banking services, including construction financing, for conventional and government insured home loans to be sold in the secondary market.

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

Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2018, the required reserve balance on deposit with the Federal Reserve Bank was approximately $30.9 million.

4.	Debt Securities

Investments in securities are accounted for as follows:

Available-for-Sale Securities

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported net of tax, as component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Premiums and discounts are recognized in interest income using the interest method. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold.

Securities to be Held-to-Maturity

Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method.

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2018, 2017 and 2016.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the Federal Home Loan Bank (FHLB), Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.

Shares of Federal Home Loan Bank (FHLB), Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No other-than-temporary impairment was noted for the years ended December 31, 2018, 2017 and 2016.

Interest Income

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance resulted in a $348 thousand decrease to retained earnings.

Other-than-Temporary Impairment (“OTTI”)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans are generally placed on a non-accrual status, and the accrual of interest on such loan is discontinued, when principal or interest is past due ninety days or when specifically determined to be impaired unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded in interest income. Past due status is determined based upon contractual terms. Loans are returned to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

7.	Allowance for Loan Losses

The allowance for loan losses is a valuation allowance reserved for probable incurred credit losses. A charge is taken against the allowance for loan losses when management believes the collectibility of the loan principal is confirmed to be unlikely. Subsequent recoveries, if any, are credited back to the allowance. Management evaluates the adequacy of the allowance for loan losses on a regular basis.  These evaluations are based upon a periodic review of the historical loan loss experience, the nature and value of the loan portfolio, underlying collateral values, internal and independent loan reviews, and prevailing economic conditions.  In addition, the OCC, as a part of the regulatory examination process, reviews the loan portfolio and the allowance for loan losses and may require changes in the allowance based upon information available at the time of the examination.

The allowance consists of two components, a reserve for general pool (or formula pool) loans that are collectively evaluated for impairment, and a reserve for loans individually evaluated for impairment based on expected loan specific losses. These components represent an estimation performed pursuant to either ASC Topic 450, Contingencies, or ASC Subtopic 310-10, Receivables. Loans individually evaluated for specific impairment are loans where management has determined that all amounts due according to the contractual terms of the loan agreement are unable to be collected. Loans that are considered to be troubled debt restructurings (TDRs) are individually evaluated for specific impairment as well. Factors considered in determining impairment include the present value of estimated future cash flows when there is a possibility of collecting principal and interest payments as scheduled, or by using the fair value less liquidation costs of collateral if it is expected that this is the only future possibility of repayment. The general pool (or formula pool) loan impairment is calculated using the Bank’s actual loan loss history segregated by portfolio segment grouping together loans with similar risk characteristics. The four major segments or “bands” are Commercial Real Estate, Commercial Non-Real Estate, Consumer Real Estate, and Consumer Non-Real Estate. These loss factors are also supplemented with other qualitative and economic factors including but not limited to current local and national economic conditions, changes in lending policies/management/staff, changes in credit concentrations, as well as trends in the volume and size of loans.

The Bank also has acquired loan portfolios accounted for under the acquisition method of accounting. Within these portfolios are purchased credit impaired loans accounted for under ASC Topic 310-30. Impairment may be determined specifically at an individual loan level, or estimated on various pools of loans having common risk characteristics.

8.	Purchased Credit Impaired Loans (“PCI”)

The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

9.	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The depreciation policy is to provide for depreciation over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance expenditures are charged to operating expenses; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in operations. Building and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

10.	Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2018 and 2017, other real estate owned totaled $10.9 million and $7.2 million, respectively.

11.	Goodwill and Other Intangible Assets

Goodwill totaled $89.8 million and $20.0 million for the years ended December 31, 2018, and 2017, respectively.

Goodwill totaling $69.8 million was recorded during the year ended December 31, 2018, as a result of the acquisitions of First Community Bank, Sunshine Community Bank and Famers and Merchants Bank. See Note C – Business Combinations to these consolidated financial statements for additional information on the acquisitions during 2018.

The Company performed the required annual impairment tests of goodwill and other intangibles as of December 1, 2018. The Company’s annual impairment test did not indicate impairment as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill or other intangibles might be impaired.

The Company’s acquisition method recognized intangible assets, which are subject to amortization, and included in other assets in the accompanying consolidated balance sheets, are core deposit intangibles, amortized on a straight-line basis, over a 10 year average life. The definite-lived intangible assets had the following carrying values at December 31, 2018 and 2017:

	2018
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$27,752	$(4,586)	$23,166

	2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$7,640	$(2,930)	$4,710

The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)
Amount
Aggregate amortization expense for the year ended December 31:

2016	$383
2017	664
2018	1,656

Amount
Estimated amortization expense for the year ending December 31:

2019	$2,706
2020	2,706
2021	2,636
2022	2,466
2023	2,420
Thereafter	10.232
$23,166

12.	Other Assets and Cash Surrender Value

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is reported as an asset, and increases in cash surrender values are reported as income.

13.	Other Liabilities

Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the instruments and are included in other liabilities.

14.	Restricted Stock

The Company accounts for stock based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Compensation cost is recognized for all restricted stock granted based on the weighted average fair value stock price at the grant date.

15.	Income Taxes

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

ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2018 and 2017, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

16.	Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016, was $382 thousand, $336 thousand, and $402 thousand, respectively.

17.	Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for a one to seven day period.

18.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the subsidiary bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines and standby letters of credit. Such financial instruments are recorded in the financial statements when they are exercised.

19.	Earnings Applicable to Common Stockholders

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders ($ in thousands, except per share amount):

For the Year Ended December 31, 2018
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common Share	$21,225	12,986	$1.63

Effect of dilutive shares:
Restricted Stock		108
	$21,225	13,094	$1.62

For the Year Ended December 31, 2017
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common Share	$10,616	9,484	$1.12

Effect of dilutive shares:
Restricted Stock		77
	$10,616	9,561	$1.11

For the Year Ended December 31, 2016
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common share	$9,666	5,435	$1.78

Convertible Preferred dividend	134
Effect of dilutive shares:
Convertible Preferred, Series E		742
Restricted Stock		82
	$9,800	6,259	$1.57

The diluted per share amounts were computed by applying the treasury stock method.

20.	Mergers and Acquisitions

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

21.	Investment in Limited Partnership

The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $3.4 million at December 31, 2018 and $3.8 million at December 31, 2017, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2018, $481 thousand in 2017 and $160 thousand in 2016.

22.	Reclassifications

Certain reclassifications have been made to the 2017 and 2016 financial statements to conform with the classifications used in 2018. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

23.	Accounting Pronouncements

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting for those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes. The Company’s investment in member banks stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01. See Note B. 4 – Equity Securities for information pertaining to the Company’s investment in member banks and the impact of adoption of this standard. The new guidance did not materially impact the Company’s Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if any change in the value, vesting conditions or classification of the award occurs. The guidance reduces diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance allows companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2017-09 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. ASU 2017-08 does not change the accounting for purchased callable debt securities held at a discount as the discount will continue to be accreted to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which ASU 2017-08 is adopted. As of December 31, 2018, the Company’s total unamortized premium for purchased debt securities related to ASU 2017-08 was immaterial. ASU 2017-08 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. Under the amendments in ASU 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Our operating leases relate primarily to bank branches. Based on our lease portfolio as of December 31, 2018, we anticipate recognizing a lease liability on our balance sheet of approximately $1.8 million with an offsetting right-of-use asset.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control based revenue recognition model, changes the basis for deciding when the revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospective revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. Revenue streams within Other Noninterest Income the Company is evaluating include Service Charges on Deposit Accounts, Interchange Income and Gains/Losses on Sales of OREO. The adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements.

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

Acquisitions

FMB Financial Corp.

On November 1, 2018, the Company completed its acquisition of FMB Banking Corporation (“FMB), and immediately thereafter merged its wholly-owned subsidiary, Farmers & Merchants Bank, with and into The First. The Company paid a total consideration of approximately $79.5 million to the former FMB shareholders including 1,763,042 shares of the Company’s common stock and approximately $16.0 million in cash.

In Connection with the acquisition, the Company recorded approximately $36.4 million of goodwill and $10.2 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired FMB’s $325.5 million loan portfolio at an estimated fair value discount of $7.6 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $4.1 million and $4.2 million for the three and twelve month period ended December 31, 2018, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarized the provisional fair values of the assets acquired and liabilities assumed on November 1, 2018:

($ in thousands)
Purchase price:
Cash and stock	$79,547
Total purchase price	79,547

Identifiable assets:
Cash and due from banks	28,556
Investments	97,331
Loans	317,909
Bank owned life insurance	13,639
Core deposit intangible	10,203
Personal and real property	15,204
Other assets	2,902
Total assets	485,744

Liabilities and equity:
Deposits	431,276
Borrowed funds	5,369
Other liabilities	5,894
Total liabilities	442,539
Net assets acquired	43,205
Goodwill resulting from acquisition	$36,342

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2018, are as follows ($ in thousands):

Outstanding principal balance	$308,982
Carrying amount	301,675

Purchased credit impaired loans are detailed in Note E – Loans.

Sunshine Financial, Inc.

On April 1, 2018, the Company completed its acquisition of Sunshine Financial, Inc. (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of $30.5 million to the former Sunshine shareholders including 726,461 shares of the Company’s common stock and $7.0 million in cash.

In connection with the acquisition, the Company recorded $9.5 million of goodwill and $4.1 million of core deposit intangible. Goodwill is not deductible for income tax purposes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired Sunshine’s $173.1 million loan portfolio at an estimated fair value discount of $4.5 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $94 thousand and $5.0 million for the three and twelve month period ended December 31, 2018, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on April 1, 2018:

($ in thousands)		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted

Identifiable assets:
Cash and due from banks	$16,099	$-	$16,099
Investments	13,812	-	13,812
Loans	170,843	(2,000)	168,843
Bank owned life insurance	3,284	-	3,284
Core deposit intangible	2,831	1,304	4,135
Personal and real property	4,121	-	4,121
Other assets	2,576	1,195	3,771
Total assets	213,566	499	214,065

Liabilities and equity:
Deposits	151,973	-	151,973
Borrowed funds	38,250	-	38,250
Other liabilities	2,920	-	2,920
Total liabilities	193,143	-	193,143
Net assets acquired	20,423	499	20,922
Consideration paid	30,461	-	30,461
Goodwill resulting from Acquisition	$10,038	$(499)	$9,539

Valuation adjustments have been made to loans, other assets, and core deposit intangible since initially reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2018, are as follows ($ in thousands):

Outstanding principal balance	$161,121
Carrying amount	157,483

Purchased credit impaired loans are detailed in Note E – Loans.

Southwest Banc Shares, Inc.

On March 1, 2018, the Company completed its acquisition of Southwest Banc Shares, Inc. (“Southwest”), and immediately thereafter merged its wholly-owned subsidiary, First Community Bank, with and into The First. The Company paid a total consideration of $60.0 million to the former Southwest shareholders including 1,134,010 shares of the Company’s common stock and $24.0 million in cash.

In connection with the acquisition, the Company recorded $23.9 million of goodwill and $5.8 million of core deposit intangible. Goodwill is not deductible for income tax purposes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired Southwest’s $274.7 million loan portfolio at an estimated fair value discount of $3.5 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $0 thousand and $4.2 million for the three and twelve month period ended December 31, 2018, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on March 1, 2018:

($ in thousands)		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted

Identifiable assets:
Cash and due from banks	$44,836	$-	$44,836
Investments	66,940	-	66,940
Loans	266,307	-	266,307
Bank owned life insurance	5,885	-	5,885
Core deposit intangible	4,177	1,597	5,774
Personal and real property	10,500	(206)	10,294
Other assets	3,226	(526)	2,700
Total assets	401,871	865	402,736

Liabilities and equity:
Deposits	357,221	-	357,221
Borrowed funds	6,858	-	6,858
Other liabilities	2,561	-	2,561
Total liabilities	366,640	-	366,640
Net assets acquired	35,231	-	36,096
Consideration paid	60,005	-	60,005
Goodwill resulting from Acquisition	$24,774	$(865)	$23,909

Valuation adjustments have been made to other assets and core deposit intangible since reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2018, are as follows ($ in thousands):

Outstanding principal balance	$195,374
Carrying amount	193,026

Purchased credit impaired loan are detailed in Note E – Loans.

The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2018 and 2017 as if the Southwest Banc Shares, Sunshine Financial and FMB acquisitions had occurred on January 1, 2017. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	Pro Forma for the Year Ended December 31,
	2018	2017
	(unaudited)	(unaudited)

Net interest income	$107,031	$97,450
Non-interest income	21,690	21,197
Total revenue	128,721	118,647
Income before income taxes	53,347	37,746

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Iberville Bank

On January 1, 2017, the Company completed its acquisition of 100% of the common stock of Iberville Bank, Plaquemine, Louisiana, from A. Wilbert’s Sons Lumber and Shingle Co. (“Iberville Parent”), and immediately thereafter merged Iberville Bank (“Iberville”), the wholly-owned subsidiary of Iberville Parent, with and into The First. The Company paid a total of $31.1 million in cash. Approximately $2.5 million of the purchase price was held in escrow as contingency for flood-related losses in the loan portfolio incurred due to flooding in Iberville’s market area in the fall of 2016. The Company received $498,207 from the escrow for settlement of flood-related loans. Goodwill at December 31, 2018, reflects the escrow settlement.

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

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. Purchased credit impaired loans acquired in the Southwest and FMB acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

Recent Acquisitions

See Note U – Subsequent Events for more information on the acquisition of FPB Financial Corp. that closed March 2, 2019.

NOTE D – SECURITIES

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at December 31, 2018 and 2017 follows:

($ in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies and sponsored entities	$47,212	$405	$275	$47,342
Tax-exempt and taxable obligations of states and municipal subdivisions	150,215	1,070	1,221	150,064
Mortgage-backed securities – residential	250,132	727	3,407	247,452
Mortgage-backed securities – commercial	39,613	444	39	40,018
Corporate obligations	7,518	15	185	7,348
	$494,690	$2,661	$5,127	$492,224

Held-to-maturity securities:

Taxable obligations of states and municipal subdivisions	$6,000	$1,028	$-	$7,028

($ in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government Agencies	$4,996	$-	$4	$4,992
Tax-exempt and taxable obligations of states and municipal subdivisions	137,281	2,028	725	138,584
Mortgage-backed securities	197,347	785	1,554	196,578
Corporate obligations	16,599	21	801	15,819
Other	1,255	-	335	920
	$357,478	$2,834	$3,419	$356,893
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,398	$-	$7,398

The scheduled maturities of securities at December 31, 2018, were as follows ($ in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$19,825	$19,794	$-	$-
Due after one year through five years	64,933	64,925	-	-
Due after five years through ten years	82,455	82,687	6,000	7,028
Due greater than ten years	37,732	37,348	-	-
Mortgage-backed securities	289,745	287,470	-	-
	$494,690	$492,224	$6,000	$7,208

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

In 2018, there was gross gains of $880 thousand and gross losses of $546 thousand resulting in a net gain of $334 thousand realized on sales and calls of available-for-sale securities. In 2017, there was gross gains of $5 thousand and gross losses of $21 thousand resulting in a realized net loss of $16 thousand. In 2016, there was gross gains of $130 thousand and gross losses of $4 thousand resulting in a realized net gain of $126 thousand. No other-than-temporary impairment losses were recognized for each of the three years ended December 31, 2018.

Securities with a carrying value of $411.9 million and $289.0 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2018 and 2017, were as follows:

	2018
($ in thousands)	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies	$11,034	$52	$7,838	$223	$18,872	$275
Tax-exempt and tax- able obligations of states and municipal subdivisions	38,200	311	42,102	910	80,302	1,221
Mortgage-backed securities	93,294	843	101,005	2,603	194,299	3,446
Corporate obligations	1,962	40	4,969	145	6,931	185
	$144,490	$1,246	$155,914	$3,881	$300,404	$5,127

	2017
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government Agencies	$4,992	$4	$-	$-	$4,992	$4
Tax-exempt and tax- able obligations of states and municipal subdivisions	40,559	501	8,723	224	49,282	725
Mortgage-backed Securities	89,313	807	33,287	747	122,600	1,554
Corporate obligations	5,666	9	3,156	792	8,822	801
Other	-	-	920	335	920	335
	$140,530	$1,321	$46,086	$2,098	$186,616	$3,419

At December 31, 2018 and December 31, 2017, the Company’s security portfolio consisted of 427 and 235 securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance resulted in a $348 thousand decrease to retained earnings. No OTTI losses were recognized during December 31, 2017.

NOTE E - LOANS

Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2018 and 2017, respectively, loans accounted for 77.0% and 74.5% of earning assets. The Company controls and mitigates the inherent credit and liquidity risks through the composition of its loan portfolio.

The following table shows the composition of the loan portfolio by category:

($ in thousands)	December 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans held for sale	$4,838	0.3%	$4,790	0.3%
Commercial, financial and agricultural	301,182	14.6%	165,780	13.5%
Real Estate:
Mortgage-commercial	776,880	37.6%	467,484	38.0%
Mortgage-residential	617,804	29.9%	385,099	31.3%
Construction	298,718	14.5%	183,328	14.9%
Lease financing receivable	2,891	0.1%	2,450	0.2%
Obligations of states and subdivisions	16,941	0.8%	3,109	0.3%
Installment and other	46,006	2.2%	18,056	1.5%
Total loans	2,065,260	100%	1,230,096	100%
Allowance for loan losses	(10,065)		(8,288)
Net loans	$2,055,195		$1,221.808

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

Activity in the allowance for loan losses for December 31, 2018, 2017 and 2016 was as follows:

($ in thousands)

	2018	2017	2016

Balance at beginning of period	$8,288	$7,510	$6,747
Prior period reclassification – Mortgage Reserve
Funding	(181)	-	-
Beginning balance of allowance restated	8,107	7,510	6,747
Loans charged-off:
Commercial Real Estate	(222)	(110)	(275)
Consumer Real Estate	(7)	(152)	(352)
Installment and Other	(87)	(81)	(73)
Commercial, Financial and Agriculture	(265)	(62)	(71)
Total	(581)	(405)	(771)

Recoveries on loans previously charged-off:
Commercial Real Estate	44	279	226
Consumer Real Estate	183	243	529
Installment and Other	148	105	70
Commercial, Financial and Agriculture	44	50	84
Total	419	677	909
Net (Charge-offs) Recoveries	(162)	272	138
Provision for Loan Losses	2,120	506	625
Balance at end of period	$10,065	$8,288	$7,510

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2018 and 2017.

Allocation of the Allowance for Loan Losses

	December 31, 2018
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$2,060	14.8%
Commercial Real Estate	6,258	64.6%
Consumer Real Estate	1,743	18.9%
Installment and other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

	December 31, 2017
	(Dollars in thousands)
	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$1,608	14.0%
Commercial Real Estate	4,644	64.8%
Consumer Real Estate	1,499	18.9%
Installment and other	173	2.3%
Unallocated	364	-
Total	$8,288	100%

The following table represents the Company’s impaired loans at December 31, 2018 and 2017. This table includes performing troubled debt restructurings.

	December 31,	December 31,
($ in thousands)	2018	2017

Impaired Loans:
Impaired loans without a valuation allowance (1)	$25,247	$6,559
Impaired loans with a valuation allowance	5,864	4,015
Total impaired loans	$31,111	$10,574
Allowance for loan losses on impaired loans at period end	1,179	661
Total non-accrual loans (2)	25,073	5,674

Past due 90 days or more and still accruing	1,265	285
Average investment in impaired loans	16,257	9,041

(1)	Impaired loans without a valuation allowance at December 31, 2018 includes $17,652 in PCI loans.
(2)	Non-accruals at December 31, 2018 includes $13,405 in PCI loans.

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	2018	2017	2016
Interest income recognized during impairment	$256	$-	$-
Cash-basis interest income recognized	721	326	188

The gross interest income that would have been recorded in the period that ended if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the twelve months for the years ended December 31, 2018, 2017 and 2016, was $782 thousand, $342 thousand and $389 thousand, respectively. The Company had no loan commitments to borrowers in non-accrual status at December 31, 2018 and 2017.

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of December 31, 2018 and 2017. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

December 31, 2018
($ in thousands)			Installment	Commercial,
	Commercial Real Estate	Consumer Real Estate	and Other	Financial and Agriculture	Total
Loans
Individually evaluated (1)	$22,558	$6,581	$118	$1,854	$31,111
Collectively evaluated	1,309,322	383,368	34,292	302,329	2,029,311
Total	$1,331,880	$389,949	$34,410	$304,183	$2,060,422

Allowance for Loan Losses
Individually evaluated	$758	$66	$26	$329	$1,179
Collectively evaluated	5,303	1,677	175	1,731	8,886
Total	$6,061	$1,743	$201	$2,060	$10,065

(1) Impaired loans individually evaluated at December 31, 2018 include $17,652 in PCI loans.

December 31, 2017
(In thousands)			Installment	Commercial,
	Commercial Real Estate	Consumer Real Estate	and Other	Financial and Agriculture	Total

Loans
Individually evaluated	$6,717	$2,685	$52	$1,120	$10,574
Collectively evaluated	803,476	212,458	28,511	170,287	1,214,732
Total	$810,193	$215,143	$28,563	$171,407	$1,225,306

Allowance for Loan Losses
Individually evaluated	$234	$137	$23	$267	$661
Collectively evaluated	4,516	1,436	334	1,341	7,627
Total	$4,750	$1,573	$357	$1,608	$8,288

The following tables provide additional detail of impaired loans broken out according to class as of December 31, 2018, 2017 and 2016. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

December 31, 2018
($ in thousands)				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and
agriculture	$894	$894	$-	$379	$27
Commercial real estate	18,046	19,775	-	7,685	427
Consumer real estate	6,215	6,530	-	4,522	69
Consumer installment	92	92	-	82	3
Total	$25,247	$27,291	$-	$12,668	$526

Impaired loans with a related allowance:
Commercial, financial and
agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176
Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	-
Total	$5,846	$5,864	$1,179	$4,415	$195

Total Impaired Loans:
Commercial, financial and
agriculture	$1,854	$1,854	$329	$1,347	$30
Commercial real estate	22,558	24,287	758	10,553	603
Consumer real estate	6,581	6,896	66	5,077	85
Consumer installment	118	118	26	106	3
Total Impaired Loans (1)	$31,111	$33,155	$1,179	$17,083	$721

(1)	– Total impaired loans as of December 31, 2018 include $17,652 in PCI loans.

December 31, 2017
(In thousands)				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial, financial and agriculture	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial, financial and agriculture	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

December 31, 2016
(In thousands)				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$-	$-	$-	$-	$-
Commercial real estate	2,324	2,570	-	4,368	37
Consumer real estate	329	329	-	291	1
Consumer installment	14	14	-	9	-
Total	$2,667	$2,913	$-	$4,668	$38

Impaired loans with a related allowance:
Commercial, financial and agriculture	$153	$153	$10	$244	$9
Commercial real estate	2,726	2,726	343	2,832	127

Continued:				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD

Consumer real estate	556	669	308	733	14
Consumer installment	26	27	21	32	-
Total	$3,461	$3,575	$682	$3,841	$150

Total Impaired Loans:
Commercial, financial and agriculture	$153	$153	$10	$244	$9
Commercial real estate	5,050	5,296	343	7,200	164
Consumer real estate	885	998	308	1,024	15
Consumer installment	40	41	21	41	-
Total Impaired Loans	$6,128	$6,488	$682	$8,509	$188

We acquired loans with deteriorated credit quality in 2014, 2017 and 2018. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (purchased credit impaired loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected. If expected cash flows cannot reasonably be estimated as to what will be collected, there will not be any interest income recognized on these loans.

The following presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of PCI loans acquired in the acquisitions from 2014, 2017 and 2018.

PCI loans were pooled for the Sunshine acquisition due to having common characteristics. The contractually required payments totaled $4.2 million, the cash flow expected to be collected totaled $3.9 million and the fair value of loans acquired totaled $3.8 million.

Southwest	March 1, 2018

	Commercial, financial and agricultural	Mortgage- Commercial	Mortgage- Residential	Commercial and other	Total
Contractually required payments	$437	$168	$111	$210	$925
Cash flows expected to be collected	355	62	109	180	706
Fair value of loans acquired	329	58	101	169	657

Total outstanding purchased credit impaired loans were $467 thousand as of December 31, 2018. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

	November 1, 2018
FMB
	Commercial, financial and agricultural	Mortgage- Commercial	Mortgage- Residential	Commercial and other	Total
Contractually required payments	$700	$6,803	$890	$1,546	$9,939
Cash flows expected to be collected	608	6,104	828	1,064	8,604
Fair value of loans acquired	567	5,653	768	990	7,978

As of December 31, 2018, total outstanding purchased credit impaired loans were $9.9 million and the accretable yield was $626 thousand. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2018 ($ in thousands):

	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$836	$1,185
Reclassification from prior years	859	3,229
Additions	2,487	12,290
Accretion	(83)	217
Transfer from non-accretable	(254)	120
Payments received, net	-	(3,214)
Charge-off	(10)	(10)
Balance at end of period	$3,835	$13,817

The following tables provide additional detail of troubled debt restructurings (TDRs) during the twelve months ended December 31, 2018, 2017 and 2016 ($ in thousands, except for number of loans).

	December 31, 2018
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized

Commercial, financial and agriculture	$681	$663	2	$23
Commercial real estate	3,536	3,532	3	80
Residential real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$4,217	$4,195	5	$103

	December 31, 2017
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized

Commercial, financial and agriculture	$-	$-	-	$-
Commercial real estate	526	494	4	17
Residential real estate	66	64	1	4
Consumer installment	-	-	-	-
Total	$592	$558	5	$21

December 31, 2016
	Outstanding Recorded	Outstanding Recorded		Interest
	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized

Commercial, financial and agriculture	$-	$-	-	$-
Commercial real estate	296	269	1	13
Residential real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$296	$269	1	$13

The TDRs presented above increased the allowance for loan losses and resulted in charge-offs of $0, $0 and $208 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

The balance of troubled debt restructurings at December 31, 2018, 2017 and 2016, was $14.3 million, $6.9 million and $4.1 million, respectively, calculated for regulatory reporting purpose. As of December 31, 2018, the Company had no additional amount committed on any loan classified as troubled debt restructuring.

During the twelve month periods ended December 31, 2018, 2017 and 2016, the terms of 2, 5 and 1 loans, respectively, were modified as TDRs. The modifications included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these nor were any of these loans written down.

The following tables represents the Company’s TDRs for the year ended December 31, 2018, 2017 and 2016:

($ in thousands)	December 31, 2018

	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total

Commercial, financial and agriculture	$13	$646	$-	$18	$676
Commercial real estate	4,827	-	-	5,425	10,252
Residential real estate	442	86	-	2,801	3,329
Consumer installment	25	-	-	13	38
Total	$5,307	$732	$-	$8,257	$14,295
Allowance for loan losses	$80	$13	$-	$110	$203

($ in thousands)	December 31, 2017

	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total

Commercial, financial and agriculture	$-	$-	$-	$-	$-
Commercial real estate	3,702	92	-	1,024	4,818
Residential real estate	1,013	89	-	987	2,089
Consumer installment	-	-	5	18	23
Total	$4,715	$181	$5	$2,029	$6,930
Allowance for loan losses	$100	$22	$5	$27	$154

($ in thousands)	December 31, 2016

	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-Accrual	Total

Commercial, financial and agriculture	$151	$-	$-	$-	$151
Commercial real estate	2,463	-	-	1,101	3,564
Residential real estate	154	90	-	122	366
Consumer installment	6	-	-	23	29
Total	$2,774	$90	$-	$1,246	$4,110
Allowance for loan losses	$125	$-	$-	$40	$165

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

($ in thousands)	December 31, 2018

	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual (1)	Total Past Due and Non-Accrual	Total Loans

Real Estate-construction	$818	$114	$1,838	$2,770	$298,718
Residential secured loans including multi-family and farmland	5,528	650	9,192	15,370	617,804
Real Estate-nonfarm nonresidential	4,319	456	12,755	17,530	776,880
Commercial	1,650	-	1,208	2,858	301,182
Lease financing receivable	-	-	-	-	2,891
Obligations of states and subdivisions	-	-	-	-	16,941
Installment and other	507	45	80	632	46,006
Total	$12,822	$1,265	$25,073	$39,160	$2,060,422

(1) – Non-Accruals include $13,405 in PCI loans

($ in thousands)	December 31, 2017

	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans

Real Estate-construction	$192	$27	$92	$311	$183,328
Residential secured loans including multi-family and farmland	2,656	176	2,692	5,524	385,099
Real Estate- nonfarm nonresidential	1,487	82	1,724	3,293	467,484
Commercial	393	-	1,120	1,513	165,780
Lease finance receivable	-	-	-	-	2,450
Obligations of states and subdivisions	-	-	-	-	3,109
Installment and other	57	-	46	103	18,056
Total	$4,785	$285	$5,674	$10,744	$1,225,306

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

As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

December 31, 2018
($ in thousands)
				Commercial,
	Commercial Real Estate	Consumer Real Estate	Installment and Other	Financial and Agriculture	Total

Pass	$1,286,151	$377,028	$34,127	$300,685	$1,997,991
Special Mention	12,401	1,962	13	842	15,218
Substandard	33,856	10,959	270	2,640	47,725
Doubtful	85	-	-	16	101
Subtotal	$1,332,493	$389,949	$34,410	$304,183	$2,061,035
Less:
Unearned Discount	613	-	-	-	613

Loans, net of unearned discount	$1,331,880	$389,949	$34,410	$304,183	$2,060,422

December 31, 2017
($ in Thousands)				Commercial,
	Commercial Real Estate	Consumer Real Estate	Installment and Other	Financial and Agriculture	Total

Pass	$763,572	$226,178	$28,482	$166,819	$1,185,051
Special Mention	15,987	680	-	2,908	19,575
Substandard	14,979	4,622	80	1,905	21,586
Doubtful	94	-	-	23	117
Subtotal	794,632	231,480	28,562	171,655	1,226,329
Less:
Unearned Discount	710	65	-	248	1,023
Loans, net of unearned discount	$793,922	$231,415	$28,562	$171,407	$1,225,306

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

(In thousands)	2018	2017
Premises:
Land	$26,305	$17,243
Buildings and improvements	48,998	31,932
Equipment	19,005	12,546
Construction in progress	666	1,071
	94,974	62,792
Less accumulated depreciation and amortization	20,191	16,366
	$74,783	$46,426

The amounts charged to operating expense for depreciation were $2.6 million, $2.0 million and $1.7 million in 2018, 2017 and 2016, respectively.

NOTE G - DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more as of December 31, 2018, and as of December 31, 2017, was $110.9 million and $71.6 million respectively.

At December 31, 2018, the scheduled maturities of time deposits included in interest-bearing deposits were as follows ($ in thousands):

Year	Amount

2019	$298,585
2020	120,107
2021	25,696
2022	21,400
2023	12,036
Thereafter	7,778
$485,602

NOTE H - BORROWED FUNDS

Borrowed funds consisted of the following:

($ in thousands)
	2018	2017

FHLB advances	$85,500	$88,072
First Tennessee Bank	-	16,000
	$85,500	$104,072

Advances from the FHLB have maturity dates ranging from March 2019 through June 2019. Interest is payable monthly at rates ranging from 1.60% to 2.52%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. Advances due to the FHLB are collateralized by $1.685 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $694.0 million at December 31, 2018.

Future annual principal repayment requirements on the borrowings from the FHLB at December 31, 2018, were as follows (in thousands):

Year	Amount

2019	85,500
Total	$85,500

NOTE I – LEASE OBLIGATIONS

The Company is committed under several long-term operating leases which provide for minimum lease payments. Certain leases contain options for renewal. Total rental expense under these operating leases amounted to $805 thousand, $602 thousand and $577 thousand as of December 31, 2018, 2017 and 2016, respectively.

The Company is also committed under two long-term capital lease agreements. One capital lease agreement had an outstanding balance of $534 thousand and $708 thousand at December 31, 2018 and 2017, respectively (included in other liabilities). This lease has a remaining term of 3 years at December 31, 2018. Assets related to the capital lease are included in premises and the cost consists of $2.7 million less accumulated depreciation of approximately $1.9 million and $1.7 million at December 31, 2018 and 2017, respectively. The second capital lease agreement had an outstanding balance of $82 thousand at December 31, 2018. This lease has a remaining term of one year at December 31, 2018. Assets related to the capital lease are included in premises and the cost consists of $266 thousand less accumulated depreciation of approximately $33 thousand, and $22 thousand at December 31, 2018 and 2017, respectively.

Minimum future lease payments for the operating and capital leases at December 31, 2018, were as follows ($ in thousands):

	Operating Leases	Capital Leases

2019	784	275
2020	463	191
2021	347	175
2022	256	-
2023	229	-
Thereafter	197	-
Total Minimum Lease Payments	$2,276	$641
Less: Amount representing interest		(25)
Present value of minimum lease payments		$616

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

To ensure capital adequacy, quantitative measures have been established by regulators, and these require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital to adjusted total assets (leverage) and common equity Tier 1. Management believes, as of December 31, 2018, that the Company and its subsidiary bank exceeded all capital adequacy requirements.

In 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. The final rule includes a new minimum ratio of common equity Tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios were effective on January 1, 2015, and were fully phased in on January 1, 2019. When fully phased in on January 1, 2019, each of the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, above and beyond the capital levels otherwise required under applicable regulation. The implementation of this capital conservation buffer began on January 1, 2016 at a level of 0.625% and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

At December 31, 2018 and 2017, the subsidiary bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization. The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2018 and 2017 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

($ in thousands)
	Company		Subsidiary
	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio
December 31, 2018
Total risk-based	$348,295	15.6%	$339,376	15.2%
Common equity Tier 1	258,206	11.5%	329,311	14.8%
Tier 1 risk-based	273,398	12.2%	329,311	14.8%
Tier 1 leverage	273,398	10.2%	329,311	12.2%

December 31, 2017
Total risk-based	$217,157	15.5%	$211,338	15.1%
Common equity Tier 1	199,170	14.2%	203,050	14.5%
Tier 1 risk-based	208,869	14.9%	203,050	14.5%
Tier 1 leverage	208,869	11.7%	203,050	11.4%

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2018, and 2017, were as follows:

($ in thousands)	Company		Subsidiary
	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio
December 31, 2018
Total risk-based	$179,177	8.0%	$178,578	8.0%
Common equity Tier 1	100,787	4.5%	100,450	4.5%
Tier 1 risk-based	134,383	6.0%	133,934	6.0%
Tier 1 leverage	107,739	4.0%	107,593	4.0%

	Company		Subsidiary
	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio
December 31, 2017
Total risk-based	$111,933	8.0%	$111,789	8.0%
Common equity Tier 1	62,962	4.5%	62,882	4.5%
Tier 1 risk-based	83,949	6.0%	83,842	6.0%
Tier 1 leverage	71,362	4.0%	71,290	4.0%

The principal sources of funds to the Company to pay dividends are the dividends received from The First, A National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2018, the Company had available $30.7 million to pay dividends.

NOTE K - INCOME TAXES

The components of income tax expense are as follows ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$2,435	$408	$3,363
State	834	101	577
Deferred (In 2017, includes $2,081 due to	2,523	6,446	(10)
Tax Cut and Jobs Act)	$5,792	$6,955	$3,930

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016

	Amount	%	Amount	%	Amount	%

Income taxes at statutory rate	$5,674	21%	$6,150	35%	$4,917	35%
Tax-exempt income	(867)	(3)%	(1,155)	(6)%	(927)	(7)%
Nondeductible expenses	403	1%	234	1%	131	1%
State income tax, net of federal tax effect	1,058	4%	66	-	375	3%
Tax credits, net	(334)	(1)%	(331)	(2)%	(309)	(2)%
Deferred tax adjustment due to Tax Cuts and Job Act	-	-	2,081	12%	-	-
Other, net	(142)	(1)%	(90)	-	(257)	(2)%
	$5,792	21%	$6,955	40%	$3,930	28%

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S corporate income tax rate, the Company reevaluated its ending net deferred tax asset as of December 31, 2017 and recognized a tax expense of approximately $2.1 million.

The components of deferred income taxes included in the consolidated financial statements were as follows ($ in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,547	$2,097
Net operating loss carryover	2,831	1,501
Non-accrual loan interest	601	344
Other real estate	494	843
Unrealized loss on available-for-sale securities	611	150
Deferred Compensation	1,235	-
Loan Purchase Accounting	3,505	-
Other	776	966
	12,600	5,901
Deferred tax liabilities:
Securities	(149)	(43)
Premises and equipment	(3,056)	(316)
Core deposit intangible	(4,959)	(204)
Goodwill	(1,356)	(989)
Other	(254)	-
	(9,774)	(1,552)
Net deferred tax asset, included in other assets	$2,826	$4,349

With the acquisition of Wiggins in 2006, Baldwin in 2013, Bay in 2014, Gulf Coast in 2017 and Sunshine 2018, the Company assumed federal tax net operating loss carryovers. $10.9 million of net operating losses are available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.

The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2018, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2014.

NOTE L - EMPLOYEE BENEFITS

The Company and the Bank provide a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $628 thousand in 2018, $513 thousand in 2017 and $339 thousand in 2016.

The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2018, the ESOP held 5,728 shares valued at $177 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $4 thousand for 2018, $4 thousand for 2017 and $5 thousand for 2016.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, will be accrued by the Company at such retirement date. The Company accrued to expense $259 thousand for 2018 and $242 thousand for 2017 and $194 thousand for 2016 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

Upon the acquisition of Iberville Bank, Southwest and FMB, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2018, the total liability of the deferred compensation agreements was $1.1 million, 1.2 million, and 3.1 million, respectively. Deferred compensation expense totaled $26 thousand, $44 thousand, and $42 thousand, respectively for 2018.

NOTE M - STOCK PLANS

In 2007, the Company adopted the 2007 Stock Incentive Plan.  The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share.  In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 200,044 at year-end 2018, and 60,984 and 84,286 shares were issued in 2018 and 2017, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2018	215,557	$20.16
Granted	60,984
Vested	(2,250)
Forfeited	(19,236)
Nonvested at December 31, 2018	255,055	$22.94

As of December 31, 2018, there was $3.7 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs is expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $90 thousand, $1.8 million, and $800 thousand.

Compensation cost in the amount of $1.2 million was recognized for the year ended December 31, 2018, $867 thousand was recognized for the year ended December 31, 2017 and $772 thousand for the year ended December 31, 2016. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the three or five year vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).

NOTE N - SUBORDINATED DEBT

DEBENTURES

On June 30, 2006, the Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 1. The Trust issued $4,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities were redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

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

In 2018, the Company acquired FMB’s Capital Trust 1, which consisted of $6.1 million of floating rate junior subordinated deferrable interest debentures in which the Company owns all of the common equity. The debentures are the sole asset of Trust 1. The Trust issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three month LIBOR plus 2.85% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities. In accordance with the provisions of ASC Topic 810, Consolidation, the trusts are not included in the consolidated financial statements.

NOTES

On April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (collectively, the “Notes”).

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

NOTE O - TREASURY STOCK

Shares held in treasury totaled 26,494 at December 31, 2018, 2017, and 2016.

NOTE P - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $20.6 million and $15.1 million at December 31, 2018 and 2017, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2018, is summarized as follows ($ in thousands):

Loans outstanding at beginning of year	$15,137
New loans	6,418
Repayments	(962)
Loans outstanding at end of year	$20,593

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2018, nor are any significant losses as a result of these transactions anticipated.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

($ in thousands)	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32.6	$36.8	$26.7	$30.2
Unused lines of credit	115.5	131.7	104.9	119.6
Standby letters of credit	2.3	8.4	1.8	6.4

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 18% to 3.25% and maturities ranging from 1 year to 30 years.

The primary market areas served by the Bank are Forrest, Lamar, Jones, Pearl River, Jackson, Hancock, Stone, Harrison Counties within South Mississippi, Madison and Rankin Counties in Central Mississippi, as well as Washington Parish, St. Tammany Parish, Plaquemine Parish, Livingston Parish, West Baton Rouge Parish, East Baton Rouge Parish, Iberville Parish, Assumption Parish and Ascension Parish in Louisiana, Washington, Baldwin and Mobile Counties in South Alabama, Escambia County in Northwestern Florida, Santa Rosa County, Jefferson County, Leon County in Florida, and Thomasville County in Georgia. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2018, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

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

Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using the discounted cash flow or other market indicators (Level 3).

The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2018 and 2017 ($ in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale

Obligations of U.S. Government agencies and sponsored entities	$47,342	$-	$47,342	$-
Municipal securities	150,064	-	-	150,064
Mortgage-backed securities	287,470	-	287,470	-
Corporate obligations	7,348	-	6,474	874
Total available for sale	$492,224	$-	$341,286	$150,938

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale

Obligations of U.S. Government agencies and sponsored entities	$4,992	$-	$4,992	$-
Municipal securities	138,584	-	138,584	-
Mortgage-backed securities	196,578	-	196,578	-
Corporate obligations	15,819	-	13,250	2,569
Total available for sale	$355,973	$-	$353,404	$2,569

Other	$920	$920	$-	$-

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

($ in thousands)	Bank-Issued Trust Trust Preferred Securities
	2018	2017	2016
Balance of recurring Level 3 assets at January 1	$2,569	$2,241	$2,557
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Unrealized (loss) income included in comprehensive Income	(1,695)	328	(316)
Balance of recurring Level 3 assets at December 31	$874	$2,569	$2,241

The following table presents quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2018	$874	Discounted cash flow	Discount rate	3.71% - 5.03%
December 31, 2017	$2,569	Discounted cash flow	Discount rate	2.07% - 3.77%
December 31, 2016	$2,241	Discounted cash flow	Discount rate	1.50% - 3.34%

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income date available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company adjust the appraisal 10 percent. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2018, amounted to $10.9 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2018 and 2017.

($ in thousands)	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018

Impaired loans (1)	$28,928	$-	$-	$28,928
Other real estate owned	10,869	-	-	10,869

December 31, 2017

Impaired loans	$9,614	$-	$-	$9,614
Other real estate owned	7,158	-	-	7,158

(1)	Impaired loans include $17,652 in PCI loans.

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

Loans – The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by FASB ASC 820, Fair Value Measurement ("ASC 820"). Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of ASU 2016-01, which also included credit risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes.

Bank-owned Life Insurance – The fair value of bank-owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates fair value and is classified as level 2 for accrued interest receivable related to investments securities and Level 3 for accrued interest receivable related to loans.

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

Subordinated Debentures – Fair values are determined based on the current market value of like instruments of a similar maturity and structure.

Accrued Interest Payable – The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

As of December 31, 2018	Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$159,107	$159,107	$159,107	$-	$-
Securities available-for-sale	492,224	492,224	-	341,286	150,938
Securities held-to-maturity	6,000	7,028	-	7,028	-
Loans, net	2,055,195	2,020,782	-	-	2,020,782
Accrued interest receivable	10,778	10,778	-	2,673	8,105

Liabilities:
Non-interest-bearing deposits	$570,148	$570,148	$-	$570,148	$-
Interest-bearing deposits	1,887,311	1,855,637	-	1,855,637	-
Subordinated debentures	80,521	76,986	-	-	76,986
FHLB and other borrowings	85,500	85,500	-	85,500	-
Accrued interest payable	1,519	1,519	-	1,519	-

As of December 31, 2017	Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$91,922	$91,922	$91,922	$ - -	$-
Securities available-for-sale	356,893	356,893	920	353,404	2,569
Securities held-to-maturity	6,000	7,398	-	7,398	-
Loans, net	1,221,808	1,238,525	-	-	1,238,525
Bank-owned life insurance	27,054	27,054	-	27,054	-
Accrued interest receivable	6,705	6,705	-	2,287	4,418

Liabilities:
Non-interest-bearing deposits	$301,989	$301,989	$-	$301,989	$-
Interest-bearing deposits	1,168,576	1,165,682	-	1,165,682	-
Subordinated debentures	10,310	10,310	-	-	10,310
FHLB and other borrowings	104,072	104,072	-	104,072	-
Accrued interest payable	353	353	-	353	-

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

NOTE T - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2018
Revenue by Operating Segments	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total

Non-interest income
Service charges on deposits
Overdraft fees	$3,306	$2	$-	$3,308
Other	2,483	2	-	2,485
Interchange income	5,247	-	-	5,247
Investment brokerage fees	43	-	-	43
Net gains (losses) on OREO	60	-	-	60
Net gains on sale of loans (a)	33	-	-	33
Net gains (losses) on sales of of securities (a)	334	-	-	334
Other	3,142	4,044	1,865	9,051

Total non-interest income	$14,648	$4,048	$1,865	$20,561

	Year Ended December 31, 2017
Revenue by Operating Segments	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total

Non-interest income
Service charges on deposits
Overdraft fees	$2,224	$3	$-	$2,227
Other	1,371	2	-	1,373
Interchange income	3,758	-	-	3,758
Investment brokerage fees	25	-	-	25
Net (losses) gains on OREO	(199)	-	-	(199)
Net gains on sale of loans (a)	-	-	-	-
Net gains (losses) on sales of of securities (a)	(16)	-	-	(16)
Other	2,644	4,500	51	7,195

Total non-interest income	$9,807	$4,505	$51	$14,363

(a)	Not within scope of ASC 606
(b)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

NOTE U – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued.

On March 2, 2019, the Company completed its acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged Florida Parishes Bank with and into The First. The Company paid a total consideration of approximately $78.2 million in stock and $5 thousand in cash. At December 31, 2018, Florida Parishes Bank had $378.6 million in total assets.

The Company is still in the process of determining the fair values. Goodwill will be recorded as a result of this transaction and will not be deductible for income tax purposes.

Expenses associated with the acquisition were $158 thousand for the twelve month period ended December 31, 2018. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred.

NOTE V - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follow.

Condensed Balance Sheets

($ in thousands)	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$3,081	$20,436
Investment in subsidiary bank	434,352	226,648
Investments in statutory trusts	496	310
Bank owned life insurance	4,087	-
Other	2,927	1,481
	$444,943	$248,875
Liabilities and Stockholders’ Equity:
Subordinated debentures	$80,521	$10,310
Advances from First Tennessee Bank	-	16,000
Other	1,168	97
Stockholders’ equity	363,254	222,468
	$444,943	$248,875

Condensed Statements of Income

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Income:
Interest and dividends	$11	$8	$7
Dividend income	13,889	3,675	2,875
Other	1,865	51	-
	15,765	3,734	2,882
Expenses:
Interest on borrowed funds	3,454	860	222
Legal and professional	3,833	1,097	910
Other	1,755	1,349	1,241
	9,042	3,306	2,373
Income before income taxes and equity in undistributed income of subsidiary	6,723	428	509
Income tax (expense) benefit	(1,496)	1,222	836
Income before equity in undistributed income of Subsidiary	5,227	1,650	1,345
Equity in undistributed income of subsidiary	15,998	8,966	8,774

Net income	$21,225	$10,616	$10,119

Condensed Statements of Cash Flows

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$21,225	$10,616	$10,119
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(15,998)	(8,967)	(8,775)
Restricted stock expense	1,154	867	772
Gain on disposition of CVR	-	(51)	-
Other, net	4,356	(624)	(669)
Net cash provided by operating activities	10,737	1,841	1,447

Cash flows from investing activities:
Investment in subsidiary bank	(27,000)	(35,000)	(60,000)
Outlays for acquisitions	(47,041)	-	-
Net cash used in investing activities	(74,041)	(35,000)	(60,000)

Cash flows from financing activities:
Dividends paid on common stock	(2,557)	(1,416)	(783)
Dividends paid on preferred stock	-	-	(452)
Repurchase of restricted stock for payment of taxes	(23)	(329)	(176)
Net proceeds from issuance of 3,563,380 shares	-	-	59,744
Net proceeds from issuance of 2,012,500 shares	(237)	55,271	-
Repayment of CDCI Preferred Shares	-	-	(15,925)
Proceeds (repayment) of borrowed funds	(16,000)	-	16,000
Issuance of subordinated debt	64,766	-	-
Net cash provided by (used in) financing Activities	45,949	53,526	58,408

Net increase (decrease) in cash and cash equivalents	(17,355)	20,367	(145)
Cash and cash equivalents at beginning of year	20,436	69	214

Cash and cash equivalents at end of year	$3,081	$20,436	$69

NOTE W - OPERATING SEGMENTS

The Company is considered to have three principal business segments in 2018, 2017, and 2016, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

	Year Ended December 31, 2018
($ in thousands)	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$98,758	$1,209	$11	$99,978
Interest expense	11,113	524	3,454	15,091
Net interest income (loss)	87,645	685	(3,443)	84,887
Provision (credit) for loan losses	2,259	(139)	-	2,120
Net interest income (loss) after provision for loan losses	85,386	824	(3,443)	82,767
Non-interest income	14,648	4,048	1,865	20,561
Non-interest expense	66,875	3,848	5,588	76,311
Income (loss) before income taxes	33,159	1,024	(7,166)	27,017
Income tax (benefit) expense	7,034	254	(1,496)	5,792
Net income (loss)	$26,125	$770	$(5,670)	$21,225

Total Assets	$2,969,560	$23,865	$10,592	$3,003,986
Net Loans	2,038,395	16,799	-	2,055,195

	Year Ended December 31, 2017
($ in thousands)	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$65,118	$943	$8	$66,069
Interest expense	6,048	1	860	6,909
Net interest income (loss)	59,070	942	(852)	59,160
Provision (credit) for loan losses	475	31	-	506
Net interest income (loss) after provision for loan losses	58,595	911	(852)	58,654
Non-interest income	9,807	4,505	51	14,363
Non-interest expense	49,143	3,857	2,446	55,446
Income (loss) before income taxes	19,259	1,559	(3,247)	17,571
Income tax (benefit) expense	7,740	437	(1,222)	6,955
Net income (loss)	$11,519	$1,122	$(2,025)	$10,616

Total Assets	$1,758,778	$32,234	$22,226	$1,813,238
Net Loans	1,196,365	25,443	-	1,221,808

	Year Ended December 31, 2016
($ in thousands)	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Interest income	$43,785	$812	$7	$44,604
Interest expense	3,679	414	222	4,315
Net interest income (loss)	40,106	398	(215)	40,289
Provision for loan losses	667	(42)	-	625
Net interest income (loss) after provision for loan losses	39,439	440	(215)	39,664
Non-interest income	6,989	4,258	-	11,247
Non-interest expense	31,369	3,342	2,151	36,862
Income (loss) before income taxes	15,059	1,356	(2,366)	14,049
Income tax (benefit) expense	4,386	380	(836)	3,930
Net income (loss)	$10,673	$976	$(1,530)	$10,119

Total Assets	$1,254,476	$21,400	$1,491	$1,277,367
Net Loans	851,947	13,477	-	865,424

NOTE X - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2018
Total interest income	$18,758	$25,037	$25,628	$30,555
Total interest expense	2,379	3,468	3,959	5,285
Net interest income	$16,379	$21,569	$21,669	$25,270
Provision for loan losses	277	857	412	574
Net interest income after provision for loan losses	16,102	20,712	21,257	24,696
Total non-interest income	3,459	5,632	5,074	6,396
Total non-interest expense	14,596	19,680	19,786	22,249
Income tax expense	1,008	1,419	1,383	1,982
Net income applicable to common stockholders	$3,957	$5,245	$5,162	$6,861
Per common share:
Net income, basic	$0.34	$0.40	$0.39	$0.48
Net income, diluted	0.34	0.40	0.39	0.48
Cash dividends declared	0.05	0.05	0.05	0.05

2017
Total interest income	$15,753	$16,464	$16,708	$17,143
Total interest expense	1,585	1,629	1,773	1,922
Net interest income	14,168	14,835	14,935	15,221
Provision for loan losses	46	248	90	122
Net interest income after provision for loan losses	14,122	14,587	14,845	15,099
Total non-interest income	3,391	3,757	3,658	3,556
Total non-interest expense	16,095	15,070	11,888	12,390
Income tax expense	296	908	1,901	3,851
Net income applicable to common stockholders	$1,122	$2,366	$4,714	$2,414
Per common share:
Net income, basic	$0.12	$0.26	$0.52	$0.23
Net income, diluted	0.12	0.26	0.51	0.23
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

2016
Total interest income	$10,596	$10,871	$11,269	$11,868
Total interest expense	922	1,016	1,202	1,176
Net interest income	9,674	9,855	10,067	10,692
Provision for loan losses	190	204	143	88
Net interest income after provision for loan losses	9,484	9,651	9,924	10,604
Total non-interest income	2,484	2,961	3,099	2,705
Total non-interest expense	8,395	8,921	9,416	10,132
Income tax expense	969	1,042	1,049	870
Net income	2,604	2,649	2,558	2,307
Preferred dividends and stock accretion	85	86	86	195
Net income applicable to common stockholders	$2,519	$2,563	$2,472	$2,112
Per common share:
Net income, basic	$0.47	$0.47	$0.46	$0.39
Net income, diluted	0.46	0.47	0.45	0.26
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, as a result of the material weaknesses described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts with respect to the material weaknesses as described below, no changes have occurred in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The First Bancshares, Inc.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective at a reasonable assurance level based on the COSO framework as a result of identified material weaknesses resulting from the aggregation of control deficiencies as further described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the substantive procedures completed by management to date, management has concluded that the material weaknesses have not resulted in any identified misstatements in the financial statements, and there have been no changes to previously released financial results.

As permitted by SEC guidance, management has excluded the operations of Southwest, Sunshine and FMB from the scope of management’s report on internal control over financial reporting, each of which was acquired during the year ended December 31, 2018. For the year ended December 31, 2018, Southwest represented approximately 12% of total consolidated assets and 26% of total consolidated net income; Sunshine represented approximately 4% of total consolidated assets and (2)% of total consolidated net income; and FMB represented approximately 15% of total consolidated assets and (4)% of total consolidated net income.

This Annual Report on Form 10-K contains an audit report of Crowe LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2018 pursuant to the rules of the SEC.

Material Weaknesses Identified and Remediation Efforts

In connection with its fiscal 2018 Sarbanes Oxley testing procedures, management evaluated its control environment against the backdrop of recent growth and in support of our strategic plan. As a result of this evaluation, management observed a number of deficiencies in the Company’s control environment that were primarily related to the lack of documentation of certain review processes, the lack of completeness of certain review procedures, or the lack of timely completion of certain reviews, which in the aggregate resulted in material weaknesses in four areas as described below. In many cases, a “completeness control” had not been documented, meaning that the subject report had not been compared to the source document to determine that all required data was included in the report, or an “accuracy control” had not been documented, meaning that the information in the subject report had not been subsequently validated for accuracy by someone independent of the recording function. None of the identified control deficiencies resulted in material misstatements related to the Company’s financial statements, and there have been no changes to previously released financial results.

Management identified control deficiencies in four areas: overall design of the control environment; completeness and accuracy of loan controls, including problem loan monitoring; allowance for loan losses; and accounting for business combinations. These deficiencies, which are described in more detail below, in the aggregate, rose to the level of material weaknesses in each of those four areas.

•	Overall design of the control environment

o	In the area of preventative controls, management identified areas in which journal entries were recorded by certain personnel, including by the Chief Financial Officer, but a second review was not documented for all entries. Management has removed the Chief Financial Officer’s access, subjected all entries performed by the Chief Financial Officer during 2018 to supervisory review and implemented a review control to ensure that all journal entries will be reviewed by a second individual with supervisory authority. The Chief Financial Officer also had administrative rights to the accounts payable system, which were subsequently removed. Management performed reviews of employee account activities, however the scope of the review was limited as to time and number of employees, which could have resulted in appropriate personnel not being tested. Management has implemented a risk-based testing approach for employee accounts, and has increased the review period for the subject accounts.

o	During the first quarter of 2018, management converted its core provider IT system. During the user template review conducted in the first quarter of 2019, management determined that the review control related to the IT system user template setup during the conversion to the core provider was not performed and documented with sufficient precision, and that the user access rights review was not completed in an effective and timely manner. As a result, management determined that several users had inappropriate user rights which could have resulted in the ability of employees to make inappropriate changes to the IT system platform or conduct inappropriate activity. In addition, management determined that security logs were reviewed daily, however the reviewer was determined not to be independent of the function due to elevated system rights. Subsequently, management implemented a dual control review whereby an independent party reviewed all daily logs for 2018 and determined that no inappropriate changes had been made to the IT systems and no inappropriate activity was detected by the monitoring controls in place as a result of these inappropriate rights or otherwise. Following its review, management documented its review control and inappropriate rights identified for certain users were removed or limited as appropriate. In addition to its annual user access rights review control, management instituted an interim user template setup review control to ensure that new user templates instituted in connection with conversions are reviewed in a more timely manner to ensure appropriate access rights.

o	In the area of design and evidence of monitoring controls, management determined that a completeness control was not operating effectively to ensure all balance sheet accounts were reconciled timely, however upon review major areas such as correspondent banks, loans, securities, deposits and equities were reviewed on a timely basis. To remediate this issue, during the fourth quarter of 2018 management instituted a completeness control to ensure all balance sheet reconciliations are subject to timely review.

o	In the area of financial statements/internal financial reports, management determined that the review of the accuracy of the financial statements was not documented with sufficient precision, and identified an inadequate control design due to the fact that a subordinate was tasked with reviewing the compilation of the financial statements performed by a supervisor. In addition, control deficiencies related to masterfile changes on loans and deposits were not sufficiently mitigated by management's monitoring of financial results through certain financial reports, including our monthly yield variance analysis (among others), as this review was not documented with sufficient precision and did not include testing of the reports for completeness and accuracy. Management implemented an alternate system of review in the third and fourth quarters of 2018 to eliminate subordinate review and to provide for documentation of an effective monitoring control.

Based on testing completed by management, management determined that there were no material misstatements in the Company’s interim or annual financial statements as a result of the material weakness observed in the overall design of the control environment.

•	Completeness and accuracy of loan controls, including problem loan monitoring

o	With respect to newly originated loans, management determined that testing for completeness and accuracy had not been performed in a timely manner during the post-closing review process for certain loans originated during 2018. During the fourth quarter of 2018, management engaged an independent third party to review the completeness and accuracy of the newly originated loans. In addition, management has redesigned controls to ensure the completeness of review by personnel independent of the recording function.

o	With respect to monitoring of loans between the closing date and systems conversion for acquired banks, loan reports were reviewed by management but not tested and documented for completeness and accuracy with sufficient precision. In the fourth quarter of 2018, management implemented completeness and accuracy controls to determine the validity of the reports provided.

o	With respect to problem loan monitoring, management determined that the review of certain loan reports and other relevant information, including the report of loans 90 days past due and accruing, individual classified and criticized loan reports, and evaluations of troubled debt restructurings, was performed but not documented with sufficient precision, and a completeness check had not been performed to ensure that all loans agreed to the source document, which could result in a lack of timely identification of loans as criticized and classified, impaired, or troubled debt restructurings. In addition, management determined that the review of the accuracy of loan grade changes submitted via loan status change forms was performed but not documented with sufficient precision and a completeness check had not been performed. Management implemented completeness controls with respect to problem loan monitoring and started documenting review controls to provide evidence of their operation during the fourth quarter of 2018.

During and as of the end of the fourth quarter of 2018, management reviewed the loan portfolio for accuracy and completeness with regard to new loan input, loan grade and impaired loan identification. Based on the review conducted by management and the independent third party, management determined there were no material misstatements in the Company’s interim or annual financial statements as a result of the material weakness observed with respect to the completeness and accuracy of loan controls and problem loan monitoring.

•	Allowance for loan losses

o	With respect to the calculation of the allowance for loan losses (“ALL”), management uses a third party to calculate the general reserve used in the ALL calculation, which includes several variables such as bond ratings, loss given default historical percentages, proxy risk grades used to determine probability of default, sensitivity variances used for qualitative and environmental (“Q&E”) reserve adjustments, and other factors. Management did not document and perform with sufficient precision an independent verification of these factors, and did not document the secondary review of its internal determination of included Q&E factors. In addition, management did not document with sufficient precision its rationale for the sensitivity variances used in the Q&E reserve adjustments. Management will implement additional documentation procedures with respect to the factors provided by the third party and its determination of Q&E factors.

o	Management determined that with respect to acquired loans, including loans acquired in 2017, the control related to the measurement and recording of impairment did not operate with sufficient precision, resulting in a finding that loans of approximately $4.3 million that were classified and disclosed as “impaired” should have been classified as “purchased credit impaired,” or PCI. This finding resulted in changes to the method by which measurement and recognition of subsequent impairment is performed, so that impairment is measured and recorded for specific loans individually in accordance with ASC 310-30 and not against credit marks on the overall portfolio of impaired acquired loans. During the fourth quarter, as a result of enhanced disclosure controls, management reclassified these loans as PCI, properly recorded a reserve adjustment of $537 thousand through the ALL for subsequent impairment of acquired loans and implemented an internal PCI policy with control procedures to identify and separately account for PCI loans in future acquisitions.

Management reviewed the allowance for loan losses and determined that there were no material misstatements in the Company’s interim or annual financial statements as a result of the adjustment to the allowance or the material weakness observed with respect to the allowance.

•	Accounting for business combinations

o	When completing an acquisition, management must initially record all assets of the acquired bank, both financial and non-financial, at fair value. The fair value of the performing loan portfolio and the core deposit intangible (“CDI”) is estimated using a discounted cash flow method. There are numerous assumptions that are considered when estimating the discounted cash flows, including principal maturities, prepayments, probability of default, loss given default, current market rates and proper discount rates, with respect to loan portfolios; and deposit decay rates, estimated fees, maintenance costs, and alternative costs of funding, with respect to CDI. Management used different third party valuation firms to assist with these fair value estimates for its acquisitions completed in 2018, which resulted in differing assumptions used to value the assets of the banks acquired. Management determined that the control related to the assumptions and methodology utilized in the determination of the value of the loan portfolio and the CDI did not operate with sufficient precision to ensure such values were reasonably stated and supported. In the fourth quarter of 2018, management began using a single valuation firm going forward in order to provide more uniformity in its valuation assumptions and methodology. In addition, management reclassified certain acquired loans as PCI in compliance with its newly implemented internal PCI policy. This reclassification had no material impact on the valuation of the acquired loan portfolios. Management is implementing a control to review the reasonableness of the valuation assumptions and methodology used.

o	With respect to the purchase price allocation of acquired assets and liabilities, management determined that evidence of the review of certain reports, including the reports related to consideration paid and goodwill, was not appropriately documented with sufficient precision. Management has implemented additional documentation procedures to ensure the review of these entries is appropriately documented and that they are recorded accurately.

Management conducted a review of its accounting methodology used for its acquisitions in 2018. Based on this review, management determined there were no material misstatements in the Company’s interim or annual financial statements as a result of the material weakness observed with respect to management’s accounting for business combinations.

Management reviewed the material weaknesses described above with the Audit Committee of the Company’s Board of Directors. Management, with the oversight of the Audit Committee, has implemented the additional controls and procedures described above starting in the fourth quarter of 2018, and will continue to take steps as necessary that management and the Audit Committee believe will remediate the control deficiencies. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes and procedures described above have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weaknesses have been fully remediated. Management expects the remediation of the material weaknesses will be completed during 2019.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 16, 2019, which proxy materials will be filed with the SEC on or about April 3, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 16, 2019, which proxy materials will be filed with the SEC on or about April 3, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 16, 2019, which proxy materials will be filed with the SEC on or about April 3, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 16, 2019, which proxy materials will be filed with the SEC on or about April 3, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 16, 2019, which proxy materials will be filed with the SEC on or about April 3, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.

Consolidated balance sheets – December 31, 2018 and 2017

Consolidated statements of income – Years ended December 31, 2018, 2017, and 2016

Consolidated statements of other comprehensive income – Years ended December 31, 2018, 2017, and 2016

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2018, 2017 and 2016

Consolidated statements of cash flows –Years ended December 31, 2018, 2017, and 2016

Notes to consolidated financial statements – December 31, 2018, 2017, and 2016

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

(a) 3. Exhibits:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 12, 2016, by and among The First Bancshares, Inc., The First, A National Banking Association, and Gulf Coast Community Bank (incorporated herein by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 14, 2016).
2.2	Stock Purchase Agreement, dated October 12, 2016, by and between The First Bancshares, Inc. and A. Wilbert’s Sons Lumber and Shingle Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 14, 2016).
2.3	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Southwest Banc Shares, Inc., dated October 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).
2.4	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Sunshine Financial, Inc., dated December 6, 2017 (incorporated herein by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).
2.5	Agreement and Plan of Merger by and between The First Bancshares, Inc. and FMB Banking Corporation, dated July 23, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 filed on September 13, 2018).
2.6	Agreement and Plan of Merger by and between The First Bancshares, Inc. and FPB Financial Corp., dated November 6, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2018).

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2016).
3.2	Amendment to Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q filed on August 9, 2018).
3.3	Amended and Restated Bylaws of The First Bancshares, Inc., effective as of March 17, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017).
4.2	Form of Global Subordinated Note for The First Bancshares, Inc. 5.875% Fixed-to-Floating Rate Subordinated Notes Due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2018).
4.3	Form of Global Subordinated Note for The First Bancshares, Inc. 6.4% Fixed-to-Floating Rate Subordinated Notes Due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2018).
10.1

Note Purchase Agreement between the Company and the several purchasers of the Subordinated Notes, dated April 30, 2018 (incorporated herein by reference to Exhibit 10.1 to The Company’s Current Report on Form 8-K filed on May 1, 2018).

10.2	Subordinated Note Purchase Agreement between the Company and the several purchasers of the Subordinated Notes, dated April 30, 2018 (incorporated herein by reference to Exhibit 10.2 to The Company’s Current Report on Form 8-K filed on May 1, 2018).
10.3	Loan Agreement, dated as of December 5, 2016, by and between the Company, as Borrower, and First Tennessee Bank National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).
10.4	Employment Agreement dated May 31, 2011, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.5 of The First Bancshares' Annual Report on Form 10-K filed on March 29, 2012).+
10.5	Change in Control Agreement dated as of February 1, 2017 between the Company and Dee Dee Lowery (incorporated herein by reference to Exhibit 10.1 of The First Bancshares’ Current Report on Form 8-K filed on February 6, 2017).+
10.6	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to The First Bancshares’ Registration Statement No. 333-171996 on Form S-8 filed on February 1, 2011).+
10.7	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 (incorporated herein by reference to Exhibit 10.6 to The First Bancshares Annual Report on Form 10-K filed on March 30, 2016).+
10.8	Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+
10.9	Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+
10.10	Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11	Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+
21.1	Subsidiaries of The First Bancshares, Inc.*
23.1	Consent of Crowe LLP.*
23.2	Consent of T. E. Lott and Company, PA*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certifications.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

**Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 18, 2019	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/E. Ricky Gibson	Director and Chairman of the Board	March 18, 2019
/s/Rodney D. Bennett	Director	March 18, 2019
/s/ David W. Bomboy	Director	March 18, 2019
/s/ Charles R. Lightsey	Director	March 18, 2019
/s/ Fred McMurry	Director	March 18, 2019
/s/ Thomas E. Mitchell	Director	March 18, 2019
/s/ Ted E. Parker	Director	March 18, 2019
/s/ J. Douglas Seidenburg	Director	March 18, 2019
/s/ Andrew D. Stetelman	Director	March 18, 2019
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 18, 2019
(Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019

