Form 10-Q
period 2019-03-31
FIRST BANCSHARES INC /MS/
filed 2019-05-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FBMS	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, 17,299,975 shares issued and 17,171,894 outstanding as of May 3, 2019.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2019	2018
ASSETS

Cash and due from banks	$91,538	$71,356
Interest-bearing deposits with banks	157,038	87,751
Federal funds sold	-	-

Total cash and cash equivalents	248,576	159,107

Securities held-to-maturity, at amortized cost	6,397	6,000
Securities available-for-sale, at fair value	598,796	492,224
Other securities	15,298	16,704

Total securities	620,491	514,928

Loans held for sale	6,238	4,838
Loans	2,335,348	2,060,422
Allowance for loan losses	(11,235)	(10,065)

Loans, net	2,330,351	2,055,195

Interest receivable	12,420	10,778
Premises and equipment	94,624	74,783
Cash surrender value of bank-owned life
Insurance	58,405	50,796
Goodwill	119,907	89,750
Other real estate owned	11,588	10,869
Other assets	36,617	37,780

TOTAL ASSETS	$3,532,979	$3,003,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$655,900	$570,148
Interest-bearing	2,258,418	1,887,311

TOTAL DEPOSITS	2,914,318	2,457,459

Interest payable	2,028	1,519
Borrowed funds	61,750	85,500
Subordinated debentures	80,561	80,521
Other liabilities	19,975	15,733

TOTAL LIABILITIES	3,078,632	2,640,732

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 40,000,000 shares authorized; 17,299,225 shares issued at March 31, 2019, and 14,587,092 shares issued at December 31, 2018, respectively	17,299	14,857
Additional paid-in capital	354,792	278,659
Retained earnings	78,594	71,998
Accumulated other comprehensive gain (loss)	4,126	(1,796)
Treasury stock, at cost, 26,494 shares at March 31, 2019 and at December 31, 2018	(464)	(464)

TOTAL STOCKHOLDERS’ EQUITY	454,347	363,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,532,979	$3,003,986

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018

INTEREST INCOME:
Interest and fees on loans	$28,804	$15,985
Interest and dividends on securities:
Taxable interest and dividends	3,591	1,986
Tax exempt interest	758	675
Interest on federal funds sold and interest bearing deposits in other Banks	120	112

TOTAL INTEREST INCOME	33,273	18,758

INTEREST EXPENSE:
Interest on deposits	4,363	1,840
Interest on borrowed funds	1,779	538

TOTAL INTEREST EXPENSE	6,142	2,378

NET INTEREST INCOME	27,131	16,380

PROVISION FOR LOAN LOSSES	1,123	277

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,008	16,103

NON-INTEREST INCOME:
Service charges on deposit accounts	1,831	2,067
Other service charges and fees	3,723	1,392
TOTAL NON-INTEREST INCOME	5,554	3,459

NON-INTEREST EXPENSES:
Salaries and employee benefits	10,697	7,789
Occupancy and equipment	2,447	1,293
Acquisition and integration charges	3,179	1,758
Other	5,570	3,757

TOTAL NON-INTEREST EXPENSES	21,893	14,597

INCOME BEFORE INCOME TAXES	9,669	4,965

INCOME TAXES	2,034	1,008

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$7,635	$3,957

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS:
BASIC	$0.49	$0.34
DILUTED	0.48	0.34
DIVIDENDS PER SHARE – COMMON	0.07	0.05

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018

Net income per consolidated statements of income	$7,635	$3,957

Other Comprehensive Income:

Unrealized holding gains/ (losses) arising during period on available-for sale securities	7,966	(4,484)

Reclassification adjustment for (gains)losses included in net income	(38)	-

Unrealized holding gains/ (losses) arising during period on available- for-sale securities	7,928	(4,484)

Income tax (expense) benefit	(2,006)	1,133

Other comprehensive income (loss)	5,922	(3,351)

Comprehensive Income	$13,557	$606

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Treasury Stock	Total
Balance, January 1, 2018	$11,192	$158,456	$53,722	$(438)	$(464)	$222,468
Net income	-	-	3,957	-	-	3,957
Other comprehensive income	-	-	-	(3,351)	-	(3,351)
Dividends on common stock, $0.05 per share	-	-	(555)	-	-	(555)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134	34,871	-	-	-	36,005
Restricted stock grant	52	(52)	-	-	-	-
Restricted stock grant forfeited	(12)	12	-	-	-	-
Expenses associated with common stock issuance	-	(237)	-	-	-	(237)
Compensation expense	-	252	-	-	-	252
Balance, March 31, 2018	$12,366	$193,302	$57,124	$(3,789)	$(464)	$258,539

Balance, January 1, 2019	$14,857	$278,659	$71,998	$(1,796)	$(464)	$363,254
Net income	-	-	7,635	-	-	7,635
Other comprehensive income	-	-	-	5,922	-	5,922
Dividends on common stock, $0.07 per share	-	-	(1,039)	-	-	(1,039)
Issuance of 2,377,501 common shares for FPB acquisition	2,378	75,842	-	-	-	78,220
Restricted stock grant	66	(66)	-	-	-	-
Restricted stock grants Forfeited	(2)	2	-	-	-	-
Compensation expense	-	355	-	-	-	355
Balance, March 31, 2019	$17,299	$354,792	$78,594	$4,126	$(464)	$454,347

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$7,635	$3,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	677	1,201
Provision for loan losses	1,123	277
Loss on sale/writedown of ORE	295	33
Securities (gain)/losses	(38)	-
Restricted stock expense	355	252
Increase in cash value of life insurance	(297)	(198)
Federal Home Loan Bank stock dividends	-	(40)
Payments on operating leases	(122)	-
Changes in:
Interest receivable	(283)	(11)
Loans held for sale, net	(1,446)	2,548
Interest payable	434	-
Other, net	(630)	(10,773)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,703	(2,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available- for-sale and held-to-maturity securities	19,445	12,942
Proceeds from sales of securities available-for-sale	20,291	16,529
Purchases of available-for-sale securities	(46,599)	(36,849)
Redemptions of other securities	2,712	551
Net increase in loans	(29,961)	(21,719)
Net increase in premises and equipment	(1,548)	(1,012)
Proceeds from sale of other real estate owned	385	893
Cash received in excess of cash paid for acquisitions	14,743	20,903
NET CASH USED IN INVESTING ACTIVITIES	(20,532)	(7,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	144,318	163,797
Net decrease in borrowed funds	(41,000)	(81,896)
Dividends paid on common stock	(1,020)	(548)
Expenses associated with capital raise	-	(237)
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,298	81,116

NET INCREASE IN CASH	89,469	70,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,107	91,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,576	$162,521

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest	4,297	2,241
Loans transferred to other real estate	946	473
Issuance of restricted stock grants	66	52
Stock issued in connection with Southwest acquisition	-	36,005
Stock issued in connection with FPB acquisition	78,220	-
Dividends on restricted stock grants	19	7
Right-of-use assets obtained in exchange for operating lease liabilities	3,595	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2018.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At March 31, 2019, the Company had approximately $3.533 billion in assets, $2.330 billion in net loans, $2.914 billion in deposits, and $454.3 million in stockholders' equity. For the three months ended March 31, 2019, the Company reported net income of $7.6 million. After tax merger related costs of $2.5 million were expensed during the three months ended March 31, 2019.

On February 26, 2019, the Company paid a cash dividend in the amount of $0.07 per share to shareholders of record as of the close of business on Monday, February 11, 2019.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing ASU 2018-15 and the impact the new standard will have on its Consolidated Financial Statements.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently working with a third party to assess the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements. While we are currently unable to reasonably estimate the impact of the adoption of ASU 2016-13, we expect that the impact of adoption could be influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our implementation process, the working group that is responsible for quarterly allowance for loan and lease losses(“ALLL”) model review and approval, also serves as the Bank’s CECL Implementation Team. These individuals come from various functional areas including Accounting, Credit Administration, Risk Management and Portfolio Management; as well as the CEO. The Bank has engaged the same third party vendor that currently provides ALLL modeling software and support to assist with the development of a CECL model that will be ready for use as of the adoption date. During the development phase of building a model specific to the needs of the Bank, concurrent CECL modeling will be performed to generate a loss projection using the new model for each quarter of 2019. This model estimate will be reviewed and discussed by the Implementation Team after each quarterly run as it does with the current ALLL Model. The Implementation Team will provide direction to management and the third party vendor throughout the implementation process.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. Under the amendments in ASU 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Our operating leases relate primarily to bank branches. As a result of the adoption of ASC 842 on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets of $1.8 million and lease liabilities of $1.8 million. ROU assets are adjusted for lease incentives. The adoption of ASC 842 had an immaterial impact on our Consolidated Statements of Income and Consolidated Statements of Cash Flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in premises and equipment and other liabilities, respectively, in the Consolidated Balance Sheets. See Note 12 – Leases for additional information.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

FPB Financial Corp.

On March 2, 2019, the Company completed its acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank, with and into The First. The company paid a total consideration of approximately $78.2 million in stock to the FPB shareholders as consideration in the merger, which included 2,377,501 shares of Company common stock, and approximately $5 thousand in cash.

In connection with the acquisition, preliminarily, the Company recorded approximately $30.3 million of goodwill and $4.8 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $247.8 million loan portfolio at an estimated fair value discount of $3.1 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $1.7 million for the three month period ended March 31, 2019. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The preliminary amounts of the acquired identifiable assets and liabilities as of the acquisition date were as follows ($ in thousands):

Purchase price:	$78,225
Cash and stock	78,225
Total purchase price

Identifiable assets:
Cash and due from banks	14,748
Investments	93,604
Loans	244,665
Bank owned life insurance	7,312
Core deposit intangible	4,793
Personal and real property	17,358
Other assets	1,430
Total assets	383,910

Liabilities and equity:
Deposits	312,453
Borrowed funds	17,250
Other liabilities	6,291
Total liabilities	335,994
Net assets acquired	47,916
Goodwill resulting from acquisition	$30,309

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at March 31, 2019, are as follows ($ in thousands):

	March 2, 2019	March 31, 2019
Outstanding principal balance	$247,774	$243,555
Carrying amount	244,665	240,555

Purchased credit impaired loans are detailed in Note 10 – Loans.

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

In connection with the acquisition, the Company recorded approximately $36.2 million of goodwill and $10.2 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired FMB’s $325.5 million loan portfolio at an estimated fair value discount of $7.6 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $998 thousand for the three month period ended March 31, 2019. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarized the provisional fair values of the assets acquired and liabilities assumed on November 1, 2018 ($ in thousands):

Purchase price:
Cash and stock	$79,547
Total purchase price	79,547

Identifiable assets:
Cash and due from banks	28,556
Investments	97,331
Loans	317,909
Bank owned life insurance	13,639
Core deposit intangible	10,203
Personal and real property	15,204
Other assets	3,054
Total assets	485,896

Liabilities and equity:
Deposits	431,276
Borrowed funds	5,369
Other liabilities	5,894
Total liabilities	442,539
Net assets acquired	43,357
Goodwill resulting from acquisition	$36,190

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet March 31, 2019, are as follows ($ in thousands):

	November 1, 2018	March 31, 2019
Outstanding principal balance	$325,509	$289,230
Carrying amount	317,921	282,388

Purchased credit impaired loans are detailed in Note 10 – Loans.

Sunshine Financial, Inc.

On April 1, 2018, the Company completed its acquisition of Sunshine Financial, Inc., (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of $30.5 million to the Sunshine shareholders as consideration in the merger which included 726,461 shares of Company common stock and $7 million in cash.

In connection with the acquisition, the Company recorded $9.5 million of goodwill and $4.1 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $173.1 million loan portfolio at an estimated fair value discount of $4.5 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $227 thousand for the three month period ended March 31, 2019. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet as of the date of acquisition and at March 31, 2019, are as follows ($ in thousands):

	April 1, 2018	March 31, 2019
Outstanding principal balance	$173,052	$157,150
Carrying amount	168,561	153,848

Purchased credit impaired loans are detailed in Note 10 – Loans.

Southwest Banc Shares, Inc.

On March 1, 2018, the Company completed its acquisition of Southwest Banc Shares, Inc., (“Southwest”), and immediately thereafter merged its wholly-owned subsidiary, First Community Bank, with and into The First. The Company paid a total consideration of $60.0 million to the Southwest shareholders as consideration in the merger which included 1,134,010 shares of Company common stock and $24 million in cash.

In connection with the acquisition, the Company recorded $23.9 million of goodwill and $5.8 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $274.7 million loan portfolio at an estimated fair value discount of $3.5 million. The discount represents expected credit losses, adjusted for market interest rates, and liquidity adjustments.

Expenses associated with the acquisition were $257 thousand for the three months period ended March 31, 2019. These costs included systems conversions and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet as of the date of acquisition and at March 31, 2019, are as follows ($ in thousands):

	March 1, 2018	March 31, 2019
Outstanding principal balance	$274,669	$185,301
Carrying amount	271,150	183,275

Purchased credit impaired loans are detailed in Note 10 – Loans.

The following unaudited pro-forma financial information for the three months ended March 31, 2019 and March 31, 2018 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2019 and 2018. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

	Pro-Forma	Pro-Forma
($ in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)

Net interest income	$31,006	$18,603
Non-interest income	5,454	4,038
Total revenue	36,460	22,641
Income before income taxes	16,306	7,869

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. Purchased credit impaired loans acquired in the Southwest, Sunshine, FMB and FPB acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

NOTE 5 – EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants. There were no antidilutive common stock equivalents excluded in the calculations.

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders ($ in thousands, expect per share amount):

	For the Three Months Ended
	March 31, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$7,635	15,646	$0.49

Effect of dilutive shares:
Restricted stock grants		125

Diluted earnings per share	$7,635	15,771	$0.48

	For the Three Months Ended
	March 31, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$3,957	11,557	$0.34

Effect of dilutive shares:
Restricted stock grants		96

Diluted earnings per share	$3,957	11,653	$0.34

The Company granted 66,132 shares of restricted stock in the first quarter of 2019 and 51,851 shares of restricted stock in the first quarter of 2018.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2019, and December 31, 2018, these financial instruments consisted of the following:

($ in thousands)	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$48,104	$19,688	$32,624	$36,780
Unused lines of credit	129,584	253,318	115,524	131,741
Commercial & similar letters of credit	2,354	8,579	2,357	8,367

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.25% to 18.00% and maturities ranging from 1 year to 30 years.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2019 and December 31, 2018:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale, held-to-maturity and other): Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by FASB ASC 820, Fair Value Measurement ("ASC 820"). Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of ASU 2016-01, which also included credit risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value and is classified as level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

•	Deposits (non-interest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Accrued interest payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

•	Off-balance sheet instruments: Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of March 31, 2019			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$248,576	$248,576	$248,576	$-	$-
Securities available-for-sale:
Obligations of U.S. Government agencies and sponsored entities	67,346	67,346	-	67,346	-
Municipal securities	163,588	163,588	-	-	163,588
Mortgage-backed securities	359,914	359,914	-	359,914	-
Corporate obligations	7,948	7,948	-	7,516	432
Securities held-to-maturity	6,397	7,628	-	7,628	-
Loans, net	2,330,351	2,303,461	-	-	2,303,461
Accrued interest receivable	12,420	12,420	-	3,082	9,338

Liabilities:
Non-interest- bearing deposits	$655,900	$655,900	$-	$655,900	$-
Interest- bearing deposits	2,258,418	2,231,448	-	2,231,448	-
Subordinated debentures	80,561	78,210	-	-	78,210
FHLB and other borrowings	61,750	61,750	-	61,750	-
Accrued interest Payable	2,028	2,028	-	2,028	-

As of December 31, 2018			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:

Cash and cash equivalents	$159,107	$159,107	$159,107	$-	$-
Securities available-for-sale	492,224	492,224	-	341,286	150,938
Securities held-to-maturity	6,000	7,028	-	7,028	-
Loans, net	2,055,195	2,020,782	-	-	2,020,782
Accrued interest receivable	10,778	10,778	-	2,673	8,105

Liabilities:

Noninterest-bearing deposits	$570,148	$570,148	$-	$570,148	$-
Interest-Bearing deposits	1,887,311	1,855,637	-	1,855,637	-
Subordinated debentures	80,521	76,986	-	-	76,986
FHLB and other borrowings	85,500	85,500	-	85,500	-
Accrued interest payable	1,519	1,519	-	1,519	-

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

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2019

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Obligations of U.S. Government agencies and sponsored entities	$67,346	$-	$67,346	$-
Municipal securities	163,588	-	-	163,588
Mortgage-backed securities	359,914	-	359,914	-
Corporate obligations	7,948	-	7,516	432
Total available-for-sale	$598,796	$-	$434,776	$164,020

December 31, 2018
($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale

Obligations of U. S. Government agencies and sponsored entities	$47,342	$-	$47,342	$-
Municipal securities	150,064	-	-	150,064
Mortgage-backed securities	287,470	-	287,470	-
Corporate obligations	7,348	-	6,474	874
Total available-for-sale	$492,224	$-	$341,286	$150,938

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information. There were no transfers into or out of the Level 3 fair value hierarchy for the periods presented below.

($ in thousands)	Bank-Issued Trust Preferred Securities
	2019	2018
Balance, January 1	$874	$2,569
Unrealized (loss) gain included in comprehensive income	(442)	(1,695)
Balance at March 31, 2019 and December 31, 2018	$432	$874

The following table presents quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2019	$432	Discounted cash flow	Probability of default	3.50% - 4.72%
December 31, 2018	$874	Discounted cash flow	Probability of default	3.71% - 5.03%

Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.

Purchased Credit Impaired Loans (“PCI”)

Purchased credit impaired loan valuations utilize third party appraisals and are classified as Level 3 due to the significant judgement involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate measured at fair value on a non-recurring basis at March 31, 2019, amounted to $11.6 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements declined at March 31, 2019 and December 31, 2018.

March 31, 2019

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,129	$-	$-	$10,129
PCI loans	15,710	-	-	15,710

Other real estate owned	11,588	-	-	11,588

December 31, 2018

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,276	$-	$-	$11,276
PCI loans	17,652	-	-	17,652

Other real estate owned	10,869	-	-	10,869

NOTE 9 - SECURITIES

The following disclosure of the estimated fair value of financial instruments is made in accordance with authoritative guidance. The estimated fair value amounts have been determined using available market information and valuation methodologies that management believes are appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at March 31, 2019 and December 31, 2018, follows:

($ in thousands)

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies and sponsored entities	$66,261	$1,154	$69	$67,346
Tax-exempt and taxable obligations of states and municipal subdivisions	161,739	2,162	313	163,588
Mortgage-backed securities	357,217	3,804	1,107	359,914
Corporate obligations	8,060	5	117	7,948
Total	$593,277	$7,125	$1,606	$598,796

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,237	$-	$7,237
Mortgage-backed securities	397	-	6	391
Total	$6,397	$1,237	$6	$7,628

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies sponsored entities	$47,212	$405	$275	$47,342
Tax-exempt and taxable obligations of states and municipal subdivisions	150,215	1,070	1,221	150,064
Mortgage-backed securities	289,745	1,171	3,446	287,470
Corporate obligations	7,518	15	185	7,348
Total	$494,690	$2,661	$5,127	$492,224

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,028	$-	$7,028

The scheduled maturities of securities at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$23,499	$23,520	$-	$-
Due after one year through five years	73,797	74,337	-	-
Due after five years through ten years	98,829	100,733	6,000	7,237
Due greater than ten years	39,935	40,292	-	-
Mortgage-backed securities	357,217	359,914	397	391
Total	$593,277	$598,796	$6,397	$7,628

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due less than one year	$19,825	$19,794	$-	$-
Due after one year through five years	64,933	64,925	-	-
Due after five years through ten years	82,455	82,687	6,000	7,028
Due greater than ten years	37,732	37,348	-	-
Mortgage-backed securities	289,745	287,470	-	-
Total	$494,690	$492,224	$6,000	$7,028

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies and sponsored entities	$2,203	$2	$7,660	$67	$9,863	$69
Tax-exempt and taxable obligations of state and municipal subdivisions	5,365	13	36,586	300	41,951	313
Mortgage-backed securities	7,404	75	102,827	1,032	110,231	1,107
Corporate obligations	2,492	2	4,451	115	6,943	117
Total	$17,464	$92	$151,524	$1,514	$168,988	$1,606

	December 31, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government agencies and sponsored entities	$11,034	$52	$7,838	$223	$18,872	$275
Tax-exempt and taxable obligations of state and municipal subdivisions	38,200	311	42,102	910	80,302	1,221
Mortgage-backed securities	93,294	843	101,005	2,603	194,299	3,446
Corporate obligations	1,962	40	4,969	145	6,931	185
Total	$144,490	$1,246	$155,914	$3,881	$300,404	$5,127

At March 31, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 910 and 427 securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance resulted in a $348 thousand decrease to retained earnings. No OTTI losses were recognized during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual or PCI:

	March 31, 2019
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non- Accrual and PCI	Total Loans

Real Estate-construction	$1,220	$53	$6	$2,144	$3,423	$348,788
Residential secured loans including multifamily and farmland	3,222	671	955	9,370	14,218	722,611
Real Estate-non-farm non-residential	231	140	9,275	3,465	13,111	857,918
Commercial	726	64	1,043	156	1,989	340,333
Lease financing receivable	-	-	-	-	-	3,060
Obligations of states and subdivisions	-	-	-	-	-	13,734
Consumer	281	15	62	26	384	48,904
Total	$5,680	$943	$11,341	$15,161	$33,125	$2,335,348

	December 31, 2018
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non- Accrual and PCI	Total Loans

Real Estate-construction	$818	$114	$8	$1,830	$2,770	$298,718
Residential secured loans including multi- family and farmland	5,528	650	1,411	7,781	15,370	617,804
Real Estate-non farm non-residential	4,319	456	9,179	3,576	17,530	776,880
Commercial	1,650	-	1,024	184	2,858	301,182
Lease financing receivable	-	-	-	-	-	2,891
Obligations of states and subdivisions	-	-	-	-	-	16,941
Installment and other	507	45	46	34	632	46,006
Total	$12,822	$1,265	$11,668	$13,405	$39,160	$2,060,422

We acquired loans with deteriorated credit quality in 2014, 2017, 2018 and 2019. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (purchased non-impaired loans) and those with evidence of credit deterioration (purchased credit impaired loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected. If the collection of expected cash flows cannot reasonably be estimated, no interest income will be recognized on these loans.

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of PCI loans acquired in the FPB acquisition.

	March 2, 2019
($ in thousands)	Commercial, financial and agricultural	Mortgage- Commercial	Mortgage- Residential	Commercial and other	Total
Contractually required payments	$100	$1,562	$3,045	$8	$4,715
Cash flows expected to be collected	77	1,317	2,901	-	4,295
Fair value of loans acquired	70	1,224	2,622	1	3,916

Total outstanding purchased credit impaired loans were $21.7 million and the related purchase accounting discount was $4.0 million as of March 31, 2019, and $17.7 million and $3.8 million as of December 31, 2018, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off. There was no related allowance allocated to the acquired impaired loans.

Changes in the accretable yield for purchased credit impaired loans were as follows at March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
($ in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period	$3,835	$836
Reclassification from prior years	-	859
Addition	379	49
Accretion	(275)	(143)
Transfer from non-accretable	48	120
Payments received, net	-	-
Charge-off	-	(10)
Balance at end of period	$3,987	$1,711

The following tables provide additional detail of impaired loans broken out according to class as of March 31, 2019 and December 31, 2018. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2019 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2019
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$388	$470	$-	$682	$7
Commercial real estate	11,356	15,538	-	15,902	46
Consumer real estate	7,064	9,099	-	7,386	3
Consumer installment	47	57	-	74	-
Total (1)	$18,855	$25,164	$-	$24,044	$56

Impaired loans with a related allowance:
Commercial, financial and agriculture	$1,568	$1,568	$359	$1,264	$8
Commercial real estate	7,629	7,629	1,874	6,071	32
Consumer real estate	483	483	76	424	26
Consumer installment	75	75	27	50	-
Total	$9,755	$9,755	$2,336	$7,809	$66

Total Impaired Loans:
Commercial, financial and agriculture	$1,956	$2,038	$359	$1,946	$15
Commercial real estate	18,985	23,167	1,874	21,973	78
Consumer real estate	7,547	9,582	76	7,810	29
Consumer installment	122	132	27	125	-
Total Impaired Loans	$28,610	$34,919	$2,336	$31,854	$122

(1) – The total unpaid balance of impaired loans with no related allowance as of March 31, 2019 includes $21,702 in PCI loans.

As of March 31, 2019, the Company had $2.1 million of foreclosed residential real estate property obtained by physical possession and $368 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2018				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$894	$894	$-	$379	$27
Commercial real estate	18,046	19,775	-	7,685	427
Consumer real estate	6,215	6,530	-	4,522	69
Consumer installment	92	92	-	82	3
Total (1)	$25,247	$27,291	$-	$12,668	$526

Impaired loans with a related allowance:
Commercial, financial and agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176
Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	-
Total	$5,864	$5,864	$1,179	$4,415	$195

Total Impaired Loans:
Commercial, financial and agriculture	$1,854	$1,854	$329	$1,347	$30
Commercial real estate	22,558	24,287	758	10,553	603
Consumer real estate	6,581	6,896	66	5,077	85
Consumer installment	118	118	26	106	3
Total Impaired Loans	$31,111	$33,155	$1,179	$17,083	$721

(1) – The total unpaid balance of impaired loans with no related allowance as of December 31, 2018 includes $17,652 in PCI loans.

Interest income recognized and cash-basis interest income recognized on impaired loans was approximately $122 thousand and $97 thousand, respectively, for the three months ended March 31, 2019 and 2018. The gross interest income that would have been recorded in the period that ended if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2019 and March 31, 2018 and $409 thousand and $86 thousand, respectively. The Company had no loan commitments to borrowers in non-accrual status at March 31, 2019 and December 31, 2018.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

There were 3 and 0 TDRs modified during the three months ended March 31, 2019 and 2018, respectively. The balance of TDRs was $17.0 million at March 31, 2019 and $14.3 million at December 31, 2018. The increase of $2.7 million is attributable to acquired loans. There was $215 thousand allocated in specific reserves established with respect to these loans as of March 31, 2019. As of March 31, 2019, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Company’s TDRs at March 31, 2019 and December 31, 2018:

($ in thousands)

	March 31, 2019
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial, financial and agriculture	$851	$-	$-	$17	$868
Commercial real estate	5,696	-	-	5,208	10,904
Residential real estate	1,416	423	-	3,390	5,229
Consumer installment	31	-	-	-	31
Total	$7,994	$423	$-	$8,615	$17,032
Allowance for loan losses	$106	$11	$-	$98	$215

($ in thousands)

	December 31, 2018
	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non- accrual	Total

Commercial, financial and agriculture	$13	$646	$-	$18	$676
Commercial real estate	4,827	-	-	5,425	10,252
Residential real estate	442	86	-	2,801	3,329
Consumer installment	25	-	-	13	38
Total	$5,307	$732	$-	$8,257	$14,295
Allowance for loan losses	$80	$13	$-	$110	$203

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was 1 loan which totaled $10 thousand and 12 loans which totaled $4.3 million that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ending March 31, 2019 and March 31, 2018, respectively.

Internal Risk Ratings

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

March 31, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total

Pass	$335,338	$1,467,336	$437,811	$33,225	$2,273,710
Special Mention	792	9,216	2,023	29	12,060
Substandard	3,129	34,351	12,645	474	50,599
Doubtful	14	83	-	-	97
Subtotal	339,273	1,510,986	452,479	33,728	2,336,466
Less:
Unearned discount	-	1,118	-	-	1,118
Loans, net of unearned discount	$339,273	$1,509,868	$452,479	$33,728	$2,335,348

December 31, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total
Pass	$300,685	$1,286,151	$377,028	$34,127	$1,997,991
Special Mention	842	12,401	1,962	13	15,218
Substandard	2,640	33,856	10,959	270	47,725
Doubtful	16	85	-	-	101
Subtotal	304,183	1,332,493	389,949	34,410	2,061,035
Less:
Unearned discount	-	613	-	-	613
Loans, net of unearned discount	$304,183	$1,331,880	$389,949	$34,410	$2,060,422

Allowance for Loan Losses

Activity in the allowance for loan losses for the period was as follows:

	Three Months	Three Months
	Ended	Ended
($ in thousands)	March 31, 2019	March 31, 2018

Balance at beginning of period	$10,065	$8,288
Loans charged-off:
Commercial, Financial and Agriculture	(4)	-
Real Estate	(42)	(4)
Installment and Other	(29)	(19)
Total	(75)	(23)

Recoveries on loans previously charged-off:
Commercial, Financial and Agriculture	13	8
Real Estate	29	22
Installment and Other	80	87
Total	122	117
Net recovery	47	94
Provision for Loan Losses	1,123	277
Balance at end of period	$11,235	$8,659

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2019 and December 31, 2018. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan and Lease Losses” for a description of our methodology.

March 31, 2019

	Commercial
	Financial	Commercial	Consumer	Installment
($ in thousands)	and Agriculture	Real Estate	Real Estate	and Other	Total
Loans
Individually evaluated	$1,738	$8,283	$799	$75	$10,895
Collectively evaluated	337,317	1,529,183	406,632	33,606	$2,306,738
PCI loans	218	10,702	6,748	47	17,715
Total	$339,273	$1,548,168	$414,179	$33,728	$2,335,348

Allowance for Loan Losses
Individually evaluated	$358	$1,875	$76	$27	$2,336
Collectively evaluated	1,221	5,396	128	2,154	8,899
Total	$1,579	$7,271	$204	$2,181	$11,235

December 31, 2018

	Commercial
	Financial	Commercial	Consumer	Installment
($ in thousands)	and Agriculture	Real Estate	Real Estate	and Other	Total
Loans
Individually evaluated	$1,657	$10,932	$804	$66	$13,459
Collectively evaluated	302,329	1,309,322	383,368	34,292	2,029,311
PCI loans	197	11,626	5,777	52	17,652
Total	$304,183	$1,331,880	$389,949	$34,410	$2,060,422

Allowance for Loan Losses
Individually evaluated	$329	$758	$66	$26	$1,179
Collectively evaluated	1,731	5,303	1,677	175	8,886
Total	$2,060	$6,061	$1,743	$201	$10,065

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

Interchange Income: The Company earns interchange fees from debit and credit card holder transactions conducted through various payment networks.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided by the cardholder.

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue by operating segments for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2019
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total

Non-interest income
Service charges on deposits
Overdraft fees	$974	$-	$-	$974
Other	857	1	-	858
Interchange income	1,652	-	-	1,652
Investment brokerage fees	9	-	-	9
Net gains (losses) on OREO	(10)	-	-	(10)
Net gains on sale of loans (a)	-	-	-	-
Net gains (losses) on sales of of securities (a)	(38)	-	-	(38)
Other	956	908	245	2,109

Total non-interest income	$4,400	$909	$245	$5,554

	Three Months Ended March 31, 2018
	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total

Non-interest income
Service charges on deposits
Overdraft fees	$627	$1	$-	$628
Other	400	1	-	401
Interchange income	1,040	-	-	1,040
Investment brokerage fees	-	-	-	-
Net (losses) gains on OREO	19	-	-	19
Net gains on sale of loans (a)	-	-	-	-
Net gains (losses) on sales of of securities (a)	-	-	-	-
Other	573	798	-	1,371

Total non-interest income	$2,659	$800	$-	$3,459

(a)	Not within scope of ASC 606

NOTE 12 – LEASES

Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, which are included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy and equipment expense in the consolidated statements of income and other comprehensive income.

Our leases relate primarily to bank branches with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options which are not generally considered reasonably certain of exercise and they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and liabilities were $3.6 million and $3.6 million, respectively.

The table below summarizes our net lease costs:

Three months ended
($ in thousands)	March 31, 2019
Operating lease costs	$122
Variable lease costs	-
Sublease income	-
Net lease costs	$122

The table below summarizes other information related to our operating leases:

Three months ended
($ in thousands except for percent and period data)	March 31, 2019
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from operating leases	$122
Weighted-average remaining lease term – operating leases, in years	6.5
Weighted-average discount rate – operating leases	3.12%

The table below summarizes the maturity of remaining lease liabilities:

($ in thousands)	March 31, 2019
2019	$562
2020	715
2021	584
2022	541
2023	513
2024 and thereafter	1,088
Total lease payments	4,003
Less: Interest	(408)
Present value of lease liabilities	$3,595

As a result of the adoption of ASC 842, The Company did not restate the prior period unaudited consolidated financial statements and all prior period amounts and disclosures are presented under ASC 840. At December 31, 2018, minimum future lease payments were as follows ($ in thousands):

($ in thousands)	December 31, 2018
2019	$784
2020	463
2021	347
2022	256
2023	229
2024 and thereafter	197
Total minimum lease payments	$2,276

NOTE 13 – RECLASSIFICATION

Certain amounts in the 2018 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate.  The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our future filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2019 compared to first quarter 2018

The Company reported net income available to common shareholders of $7.6 million for the three months ended March 31, 2019, compared with net income available to common shareholders of $4.0 million for the same period last year. For the first quarter of 2019, fully diluted earnings per share were $0.48, compared to $0.34 for the first quarter of 2018.

Operating net earnings for the first quarter of 2019 totaled $9.9 million compared to $5.4 million for the first quarter of 2018, an increase of $4.6 million or 85.2%. Operating net earnings excludes merger-related costs of $2.5 million, net of tax and income in the form of an award from the Community Development Financial Institutions Fund of the U.S. Department of Treasury of $233 thousand, net of tax, for the first quarter of 2019, and excludes merger-related costs of $1.4 million, net of tax for the first quarter of 2018. Operating earnings per share were $0.63 on a fully diluted basis for the first quarter 2019, compared to $0.46 for the same period in 2018. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $27.1 million, or 65.6% for the three months ended March 31, 2019, compared to $16.4 million for the same period in 2018. The increase was due to interest income earned on a higher volume of loans as well as increased interest rates. Quarterly average earning assets at March 31, 2019, increased $1.0 billion, or 55.4% and quarterly average interest-bearing liabilities increased $778 thousand or 55.1% when compared to March 31, 2018.

Non-interest income for the three months ended March 31, 2019, was $5.6 million compared to $3.5 million for the same period in 2018, reflecting an increase of $2.1 million or 60.6%. This increase was composed of increases in service charges and interchange fee income of $1.4 million primarily based on the increased deposit base due to the acquisitions. The Company also received a Bank Enterprise Award of $233 thousand from the U.S. Department of the Treasury during the first quarter of 2019 as a result of our designation as a Community Development Financial Institution.

The provision for loan losses was $1.1 million for the three months ended March 31, 2019, compared with $277 thousand for the same period in 2018. The allowance for loan losses of $11.2 million at March 31, 2019 or 0.48% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $21.9 million for the three months ended March 31, 2019, an increase of $7.3 million or 50.0%, when compared with the same period in 2018. Excluding the increase in acquisition charges of $1.4 million for first quarter of 2019, non-interest expense increased $5.9 million in the first quarter of 2019, of which $3.8 million was attributable to the operations of Southwest, Sunshine, FMB and FPB, as compared to first quarter of 2018.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $3.533 billion at March 31, 2019 compared to $3.004 billion at December 31, 2018, an increase of $529.0 million. Loans increased $274.9 million to $2.335 billion, or 13.3%, during the first three months of 2019. Deposits at March 31, 2019, totaled $2.914 billion compared to $2.457 billion at December 31, 2019. The First acquired loans of $241.6 million, net of fair value marks and deposits of $314.4 million, net of fair value marks as a result of the acquisition of FPB during the first quarter of 2019. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the three month period ended March 31, 2019, The First reported net income of $7.6 million compared to $4.0 million for the three months ended March 31, 2018. Merger charges, net of tax, equaled $2.5 million for the first three months of 2019 as compared to $1.4 million for the first three months of 2018.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $10.8 million, or 65.6%, for the first quarter of 2019 relative to the first quarter of 2018. The increase was due to interest income earned in a higher volume of loans as well as increased interest rates. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ in thousands)	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:

Taxable securities	$435,576	$3,581	3.29%	$274,595	$1,986	2.89%

Tax exempt securities	117,831	1,015	3.45%	106,161	904	3.41%

Total investment securities	553,407	4,596	3.32%	380,756	2,890	3.04%
Fed funds sold	-	-	-	11,368	35	1.23%

Interest bearing deposits in other banks	94,778	130	0.55%	94,321	77	0.33%
Loans	2,167,495	28,804	5.32%	1,325,272	15,985	4.82%

Total earning assets	2,815,680	33,530	4.76%	1,811,717	18,987	4.19%
Other assets	366,081			174,433
Total assets	$3,181,761			$1,986,150

Interest-bearing liabilities:
Deposits	$2,024,718	$4,363	0.86%	$1,330,925	$1,840	0.55%
Fed funds purchased	150	5	13.33%	202	1	1.98%
FHLB and First Tennessee	86,119	541	2.51%	71,944	459	2.55%

Subordinated debentures	80,540	1,233	6.12%	10,310	78	3.03%
Total interest- bearing liabilities	2,191,527	6,142	1.12%	1,413,381	2,378	0.67%
Other liabilities	600,017			342,514
Stockholders’ equity	390,217			230,255

Total liabilities and stockholders’ equity	$3,181,761			$1,986,150

Net interest income		$27,131			$16,380
Net interest margin			3.85%			3.62%
Net interest income (FTE)*		$27,388	3.64%		$16,609	3.52%
Net interest
Margin (FTE)*			3.89%			3.67%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three month period ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	3/31/19	% of Total	3/31/18	% of Total
Non-interest income:
Service charges on deposit accounts	$1,831	32.97%	$1,027	29.69%
Mortgage fee income	909	16.37%	800	23.10%
Interchange fee income	1,652	29.74%	1,040	30.07%
Gain (loss) on securities, net	38	0.68%	-	-
Financial
Assistance Award	233	4.20%	-	-
Other charges and fees	891	16.04%	592	17.14%
Total non-interest income	$5,554	100%	$3,459	100%

Non-interest expense:
Salaries and employee benefits	$10,697	48.87%	$7,789	53.36%
Occupancy expense	2,442	11.15%	1,647	8.86%
FDIC premiums	(52)	(0.24)%	367	2.51%
Marketing	175	0.80	80	0.55%
Amortization of core deposit intangibles	716	3.27%	201	1.38%
Other professional services	920	4.20%	189	2.66%
Other non-interest expense	3,816	17.43%	2,566	18.64%
Acquisition and integration charges	3,179	14.52%	1,758	12.04%
Total non-interest expense	$21,893	100%	$14,597	100%

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

The Company’s provision for income taxes was $2.0 million or 21.03% of earnings before income taxes for the first quarter of 2019, compared to $1.0 million or 20.3% of earnings before income taxes for the same period in 2018.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $605.2 million, or 17.1% of total assets at March 31, 2019 compared to $498.7 million, or 16.6% of total assets at December 31, 2018.

We had no federal funds sold at March 31, 2019 and December 31, 2018; and interest-bearing balances at other banks increased to $157.0 million at March 31, 2019 from $87.8 million at December 31, 2018. The Company’s investment portfolio increased $105.6 million, or 20.5%, to a total fair market value of $620.5 million at March 31, 2019 compared to December 31, 2018, $93.6 million of which was due to the acquisition of FPB during the first three months of 2019, as well as a increase in the fair market value of $8.0 million. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.6 million at March 31, 2019 as compared to $7.0 million at December 31, 2018. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $2.342 billion at March 31, 2019, an increase of $276.3 million, or 13.4%, from December 31, 2018. The acquisition of Florida Parishes Bank accounted for approximately $241.6 million, net of fair value marks, of the increase.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio

	March 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Loans held for sale	$6,238	0.3%	$4,838	0.3%
Commercial, financial and agricultural	340,333	14.5%	301,182	14.6%
Real Estate:
Mortgage-commercial	857,918	36.6%	776,880	37.6%
Mortgage-residential	722,611	30.9%	617,804	29.9%
Construction	348,788	14.9%	298,718	14.5%
Lease financing receivable	3,060	0.1%	2,891	0.1%
Obligations of states and subdivisions	13,734	0.6%	16,941	0.8%
Consumer and other	48,904	2.1%	46,006	2.2%
Total loans	2,341,586	100%	2,065,260	100%
Allowance for loan losses	(11,235)		(10,065)
Net loans	$2,330,351		$2,055,195

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

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At March 31, 2019, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

At March 31, 2019, The First had loans past due as follows ($ in thousands):

Past due 30 through 89 days	$5,680
Past due 90 days or more and still accruing	943

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on non-accrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Non-accrual and PCI loans totaled $26.5 million at March 31, 2019, an increase of $1.4 million from December 31, 2018. This increase is primarily due to acquired PCI loans.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $11.6 million at March 31, 2019 as compared to $10.9 million at December 31, 2018.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At March 31, 2019, the Bank had $17.0 million in loans that were classified as troubled debt restructurings (“TDRs”), of which $8.0 million were performing as agreed with modified terms. At December 31, 2018, the Bank had $14.3 million in loans that were classified as troubled debt restructurings of which $5.3 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of March 31, 2019, $8.6 million in loans categorized as TDRs were classified as non-performing as compared to $8.3 million at December 31, 2018.

The following table, which includes purchased credit impaired loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($ in thousands)

NON-ACCRUAL LOANS
Real Estate:	3/31/19	12/31/18
1-4 family residential construction	$-	-
Other construction/land	2,230	1,918
1-4 family residential revolving/open-end	618	431
1-4 family residential closed-end	9,628	8,680
Nonfarm, nonresidential, owner-occupied	7,244	7,154
Nonfarm, nonresidential, other nonfarm nonresidential	5,496	5,601
TOTAL REAL ESTATE	25,216	23,784

Commercial and industrial	1,188	1,208
Loans to individuals - other	98	81
TOTAL NON-ACCRUAL LOANS	26,502	25,073
Other real estate owned	11,588	10,869
TOTAL NON-PERFORMING ASSETS	$38,090	$35,942
Performing TDRs	$7,994	$5,307
Total non-performing assets as a % of total loans & leases net of unearned income	1.63%	1.75%

Total non-accrual loans as a % of total loans & leases net of unearned income	1.14%	1.22%

Non-performing assets totaled $38.1 million at March 31, 2019, compared to $35.9 million at December 31, 2018, an increase of $2.2 million. The ALLL/total loans ratio was 0.48% at March 31, 2019, and 0.49% at December 31, 2018. Total valuation accounting adjustments total $16.1 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was (0.008%) for the quarter ended March 31, 2019 compared to 0.02% at December 31, 2018.

The following table represents the Company’s impaired loans at March 31, 2019, and December 31, 2018.

	March 31,	December 31,
($ in thousands)	2019	2018

Impaired Loans:
Impaired loans without a valuation allowance (1)	$18,855	$25,247
Impaired loans with a valuation allowance	9,755	5,864
Total impaired loans	$28,610	$31,111
Allowance for loan losses on impaired loans at period end	2,336	1,179

Total nonaccrual loans (2)	26,502	25,073

Past due 90 days or more and still accruing	943	1,265
Average investment in impaired loans	31,426	16,257

(1)	Includes PCI loans of $21,702 and $17,652, for the quarter ended March 31, 2019 and year ended December 31, 2018, respectively.
(2)	Includes PCI loans of $15,161 and $13,405, for the quarter ended March 31, 2019 and year ended December 31, 2018, respectively.

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

The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. At the time a loan is placed in non-accrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

At March 31, 2019, the consolidated allowance for loan losses was approximately $11.2 million, or 0.48% of outstanding loans excluding loans held for sale. At December 31, 2018, the allowance for loan losses amounted to approximately $10.1 million, which was 0.49% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. It is maintained at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $1.1 million at March 31, 2019, $2.1 million at December 31, 2018 and $277 thousand at March 31, 2018. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At March 31, 2019, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
	Three Months Ended	Three Months Ended	For the Year Ended
($ in thousands)	3/31/19	3/31/18	12/31/18
Balances:
Average gross loans & leases outstanding during period:	$2,167,495	$1,325,272	$1,678,746
Gross Loans & leases outstanding at end of period	2,341,586	1,519,117	2,065,260

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,065	$8,288	$8,288
Prior period reclassification - Mortgage Reserve Funding	-	-	(181)
Beginning balance of allowance restated	10,065	8,288	8,107
Provision charged to expense	1,123	277	2,120

Charge-offs:

Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	-	4	52
1-4 family revolving, open-ended	-	-	7
1-4 family closed-end	42	-	-
Nonfarm, nonresidential, owner-occupied	-	-	170
Total Real Estate	42	4	229
Commercial and industrial	4	-	265
Credit cards	-	-	-
Automobile loans	1	-	5
Loans to individuals - other	28	19	82
All other loans	-	-	-
Total	75	23	581
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	6	7	34
1-4 family revolving, open-ended	1	-	27
1-4 family closed-end	19	14	156
Nonfarm, nonresidential, owner-occupied	4	1	10
Total Real Estate	30	22	227
Commercial and industrial	-	8	44
Credit cards	-	1	1
Automobile loans	13	6	29
Loans to individuals - other	12	11	37
All other loans	55	69	81
Total	122	117	419
Net loan charge offs (recoveries)	(47)	(94)	162
Balance at end of period	$11,235	$8,659	$10,065

RATIOS
Net Charge-offs (recoveries) to average Loans & Leases(annualized)	(0.008)%	(0.02)%	0.02%
Allowance for Loan Losses to gross Loans & Leases at end of period	0.48%	0.57%	0.49%
Net Loan Charge-offs (recoveries) to provision for loan losses	(4.19)%	(33.94)%	7.64%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2019 and December 31, 2018.

Allocation of the Allowance for Loan Losses

	March 31, 2019
($ in thousands)	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$1,579	14.1%
Commercial Real Estate	7,271	64.7%
Consumer Real Estate	204	1.8%
Installment and Other	2,181	19.4%
Total	$11,235	100%

	December 31, 2018
($ in thousands)	Amount	% of loans in each category to total loans

Commercial, Financial and Agriculture	$2,060	14.8%
Commercial Real Estate	6,258	64.6%
Consumer Real Estate	1,743	18.9%
Installment and Other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $91.5 million at March 31, 2019 and $71.4 million at December 31, 2018. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total equity securities decreased $929 thousand due to an decrease in FHLB stock. The Company’s net premises and equipment at March 31, 2019 was $94.6 million and $74.8 million at December 31, 2018; an increase of $19.8 million, or 26.5% for the first three months of 2019. Included in the acquisition of FPB was $7.3 million in bank-owned life insurance, creating a balance of $58.4 million at March 31, 2019. Bank-owned life insurance is also discussed above under the heading “Non-Interest Income and Non-Interest Expense.” Goodwill increased to $119.9 million at March 31, 2019, an increase of $30.2 million from the first quarter of 2018 as a result of the acquisition FPB. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $4.1 million in the first quarter of 2019, as compared to the prior year quarter due to the acquisition. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of March 31, 2019.

Other real estate owned increased by $719 thousand, or 6.6%, to $11.6 million at March 31, 2019 as compared to December 31, 2018. A majority of the increase is attributable to acquired loans.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $453.0 million at March 31, 2019 and $316.6 million at December 31, 2018, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 19.3% of gross loans at March 31, 2019 and 15.3% at December 31, 2018, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn commercial and similar letters of credit to customers totaling $10.9 million at March 31, 2019 and $10.7 million at December 31, 2018. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security as of March 31, 2019. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $777.2 million at March 31, 2019. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2019, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $117.3 million of the Company’s investment balances, compared to $110.8 million at December 31, 2018. The increase in unpledged securities from March 2019 compared to December 2018 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of March 31, 2019 was 14.2%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2019	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	77.8%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	1.1%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	1.8%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	80.7%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The Company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the Company to meet its funding requirements for the foreseeable future. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2019 and 2018 is included in the Average Balances and Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
($ in thousands)	March 31, 2019	December 31, 2018
Non-interest bearing demand deposits	$655,900	$570,148
NOW accounts and Other	1,062,112	835,434
Money Market accounts	375,529	312,552
Savings accounts	272,254	253,724
Time Deposits of less than $250,000	414,281	384,030
Time Deposits of $250,000 or more	134,242	101,571
Total deposits	$2,914,318	$2,457,459

Percentage of Total Deposits

Non-interest bearing demand deposits	22.5%	23.2%
NOW accounts and other	36.4%	34.0%
Money Market accounts	12.9%	12.7%
Savings accounts	9.3%	10.3%
Time Deposits of less than $250,000	14.2%	15.6%
Time Deposits of $250,000 or more	4.7%	4.2%
Total	100%	100%

As of March 31, 2019, cash and cash equivalents were $248.6 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $508.7 million at March 31, 2019. Approximately $453.0 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $10.9 million at March 31, 2019.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include federal funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank (“FHLB”), advances from the Federal Reserve Bank, securities sold under agreements to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities decreased by $23.7 million, or 14.3%, in the first three months of 2019, due in part to a decrease in note payables to the FHLB of $23.8 million. The Company had junior subordinated debentures totaling $80.6 million at March 31, 2019 and $80.5 million December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $4.2 million, or 27.0%, during the first three months of 2019, due to the increase in other accrued but unpaid expenses.

CAPITAL

At March 31, 2019 the Company had total stockholders’ equity of $454.3 million, comprised of $17.3 million in common stock, less than $464 thousand in treasury stock, $354.8 million in surplus, $78.6 million in undivided profits and $4.1 million in accumulated comprehensive income (loss) on available-for-sale securities. Total stockholders’ equity at the end of 2018 was $363.3 million. The increase of $91.1 million, or 25.1%, in stockholders’ equity during the first three months of 2019 is comprised of capital added via net earnings of $7.6 million, $5.9 million increase in accumulated comprehensive income for available-for-sale securities, and $78.2 million of common stock issued for the purchase of FPB, offset by $1.0 million in cash dividends paid.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program has an expiration date of December 31, 2019. Under the program, the Company may repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. No shares were purchased under the March 2019 program during the three months ended March 31, 2019.

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

Regulatory Capital Ratios
The First, A National Banking Association	March 31, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	15.9%	11.5%	6.5%
Tier 1 Capital Ratio	15.9%	12.2%	8.0%
Total Capital Ratio	16.4%	15.6%	10.0%
Tier 1 Leverage Ratio	13.4%	10.2%	5.0%

Regulatory Capital Ratios
The First Bancshares, Inc.	March 31, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	12.0%	14.8%	N/A
Tier 1 Capital Ratio**	12.6%	14.8%	N/A
Total Capital Ratio	15.5%	15.2%	N/A
Tier 1 Leverage Ratio	10.7%	12.2%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2019 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. As of March 31, 2019, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at March 31, 2019, was $454.3 million, or approximately 12.9% of total assets. The Company currently has adequate capital positions to meet the minimum capital requirements for all regulatory agencies.

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”) in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. Trust 2 issued $4,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”) in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities (TPSs) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

In 2018, the Company acquired FMB’s Capital Trust 1 (“Trust 1”), which consisted of $6.1 million of floating rate junior subordinated deferrable interest debentures in which the Company owns all of the common equity. The debentures are the sole asset of Trust 1. Trust 1 issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 1’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three month LIBOR plus 2.85% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

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

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings, operating earnings per share, fully tax equivalent (“FTE”) net interest income, net interest margin and tangible book value. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to net income, earnings per share, net interest income, net interest margin, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

	Three Months	Three Months
	Ended	Ended
($ in thousands)	March 31, 2019	March 31, 2018

Net income available to common shareholders	$7,635	$3,957
Effect of acquisition charges	3,179	1,758
Tax on acquisition charges	(712)	(355)
Treasury awards	(233)	-
Tax on Treasury awards	59	-
Net earnings available to common shareholders, operating	$9,928	$5,360

Operating Earnings Per Share

	Three Months	Three Months
	Ended	Ended
($ in thousands)	March 31, 2019	March 31, 2018

Book value per common share	$26.30	$20.95
Effect of intangible assets per share	8.51	4.56
Tangible book value per common share	$17.79	$16.39
Diluted earnings per share	$0.48	$0.34
Effect of acquisition charges	0.21	0.15
Tax on acquisition charges	(0.05)	(0.03)
Effect of Treasury Awards	(0.01)	-
Diluted earnings per share, operating	$0.63	$0.46

Net Interest Income Fully Tax Equivalent

	Three Months	Three Months
	Ended	Ended
($ in thousands)	March 31, 2019	March 31, 2018

Net interest income	$27,131	$16,380
Tax exempt investment income	(758)	(675)
Taxable investment income	1,015	904
Net interest income fully tax equivalent	$27,388	$16,609

Average earning assets	$2,815,680	$1,811,717
Net interest margin fully tax equivalent	3.89%	3.67%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit

Up 400 bps	8.8%	-20.0%	27.7%	-40.0%
Up 300 bps	8.5%	-15.0%	25.2%	-30.0%
Up 200 bps	6.7%	-10.0%	20.0%	-20.0%
Up 100 bps	3.9%	-5.0%	11.8%	-10.0%
Down 100 bps	-6.2%	-5.0%	-13.8%	-10.0%
Down 200 bps	-11.3%	-10.0%	-8.9%	-20.0%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2019, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2019	Net Interest Income at Risk – Sensitivity Year 1
($ In Thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	105,324	111,318	118,699	123,330	126,653	128,724	129,123
Dollar Change	(13,375)	(7,381)		4,631	7,954	10,025	10,424
NII @ Risk - Sensitivity Y1	-11.3%	-6.2%		3.9%	6.7%	8.5%	8.8%
Policy Limits	-10.0%	-5.0%		-5.0%	-10.0%	-15.0%	-20.0%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $13.4 million lower than in a stable interest rate scenario, for a negative variance of 11.3%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While management believes that further interest rate reductions are highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $8.0 million, or 6.7%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 206.2%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	690,678	653,863	758,420	848,026	909,711	949,218	968,774
Change in EVE
from base	(67,742)	(104,557)		89,605	151,291	190,798	210,354
% Change	-8.9%	-13.8%		11.8%	20.0%	25.2%	27.7%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019 (the “2018 Form 10-K”).

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our 2018 Form 10-K, management implemented the additional controls and procedures described therein starting in the fourth quarter of 2018 in order to remediate the material weaknesses identified, and will continue to take steps as necessary that management and the Audit Committee believe will remediate the control deficiencies. However, the identified control deficiencies that led to the material weaknesses in internal control over financial reporting will not be considered fully addressed until the new and additional controls, processes and procedures described in the 2018 Form 10-K have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weaknesses have been fully remediated. Management expects the remediation of the material weaknesses will be completed during 2019.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

Not applicable

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016.

3.2	Amendment to the Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018.

3.3	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017.

10.1	Form of 2019 Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
May 10, 2019	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
May 10, 2019	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer

