Form 10-Q
period 2019-06-30
FIRST BANCSHARES INC /MS/
filed 2019-08-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	FBMS	The Nasdaq Stock Market

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

Common stock, $1.00 par value, 17,308,308 shares issued and 17,138,248 outstanding as of August 2, 2019.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$77,032	$71,356
Interest-bearing deposits with banks	88,952	87,751
Federal funds sold	-	-

Total cash and cash equivalents	165,984	159,107

Securities held-to-maturity, at amortized cost	6,396	6,000
Securities available-for-sale, at fair value	598,607	492,224
Other securities	17,819	16,704

Total securities	622,822	514,928

Loans held for sale	8,597	4,838
Loans	2,351,998	2,060,422
Allowance for loan losses	(12,091)	(10,065)

Loans, net	2,348,504	2,055,195

Interest receivable	12,828	10,778
Premises and equipment	97,115	74,783
Cash surrender value of bank-owned life insurance	58,971	50,796
Goodwill	119,202	89,750
Other real estate owned	11,205	10,869
Other assets	35,953	37,780

TOTAL ASSETS	$3,472,584	$3,003,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$645,838	$570,148
Interest-bearing	2,185,362	1,887,311

TOTAL DEPOSITS	2,831,200	2,457,459

Interest payable	1,785	1,519
Borrowed funds	71,250	85,500
Subordinated debentures	80,600	80,521
Other liabilities	21,468	15,733

TOTAL LIABILITIES	3,006,303	2,640,732

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 40,000,000 shares authorized; 17,299,975 shares issued at June 30, 2019, and 14,857,092 shares issued at December 31, 2018, respectively	17,300	14,857
Additional paid-in capital	355,217	278,659
Retained earnings	89,231	71,998
Accumulated other comprehensive gain (loss)	9,439	(1,796)
Treasury stock, at cost, 170,060 shares at June 30, 2019 and 26,494 Shares at December 31, 2018	(4,906)	(464)

TOTAL STOCKHOLDERS’ EQUITY	466,281	363,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,472,584	$3,003,986

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$32,464	$21,714	$61,269	$37,699
Interest and dividends on securities:
Taxable interest and dividends	4,241	2,423	7,832	4,409
Tax exempt interest	790	758	1,548	1,433
Interest on federal funds sold and interest bearing deposits in other banks	76	142	196	254

TOTAL INTEREST INCOME	37,571	25,037	70,845	43,795

INTEREST EXPENSE:
Interest on deposits	5,322	2,547	9,686	4,387
Interest on borrowed funds	1,477	921	3,255	1,459

TOTAL INTEREST EXPENSE	6,799	3,468	12,941	5,846

NET INTEREST INCOME	30,772	21,569	57,904	37,949

PROVISION FOR LOAN LOSSES	791	857	1,913	1,134

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,981	20,712	55,991	36,815

NON-INTEREST INCOME:
Service charges on deposit accounts	1,918	1,341	3,750	2,368
Other service charges and fees	4,798	4,291	8,520	6,723
TOTAL NON-INTEREST INCOME	6,716	5,632	12,270	9,091

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,615	9,502	22,312	17,291
Occupancy and equipment	2,532	2,034	4,974	3,680
Acquisition and integration charges	91	3,838	3,270	5,596
Other	6,653	4,306	12,230	7,710

TOTAL NON-INTEREST EXPENSES	20,891	19,680	42,786	34,277

INCOME BEFORE INCOME TAXES	15,806	6,664	25,475	11,629

INCOME TAXES	3,823	1,419	5,857	2,427

NET INCOME	$11,983	$5,245	$19,618	$9,202

BASIC EARNINGS PER SHARE	$0.70	$0.40	$1.20	$0.75
DILUTED EARNINGS PER SHARE	0.69	0.40	1.19	0.74

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income per consolidated statements of income	$11,983	$5,245	$19,618	$9,202

Other Comprehensive Income:

Unrealized holding gains/(losses) arising during period on available-for-sale securities	7,117	(926)	15,140	(5,410)

Reclassification adjustment for (gains)/ losses included in net income	(36)	-	(74)	-

Unrealized holding gains/(losses) arising during period on available-for-sale securities	7,081	(926)	15,066	(5,410)

Income tax (expense) benefit	(1,768)	234	(3,831)	1,367

Other comprehensive income (loss)	5,313	(692)	11,235	(4,043)

Comprehensive Income	$17,296	$4,553	$30,853	$5,159

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2018	12,365,986	$12,366	$193,302	$57,124	$(3,789)	(26,494)	$(464)	$258,539
Net income	-	-	-	5,245	-		-	5,245
Other comprehensive income	-	-	-	-	(692)	-	-	(692)
Dividends on common stock, $0.05 per share	-	-	-	(651)	-	-	-	(651)
Issuance of 726,461 common shares for Sunshine acquisition	726,461	726	22,702	-	-	-	-	23,428
Compensation expense	-	-	306	-	-	-	-	306
ASU 2016-01 Implementation	-	-	-	(349)	-	-	-	(349)
Balance, June 30, 2018	13,092,447	$13,092	$216,310	$61,369	$(4,481)	(26,494)	$(464)	$285,826

Balance, March 31, 2019	17,299,225	$17,299	$354,792	$78,594	$4,126	(26,494)	$(464)	$454,347
Net income	-	-	-	11,983	-		-	11,983
Common stock repurchased	-	-	-	-	-	(143,566)	(4,442)	(4,442)
Other comprehensive income	-	-	-	-	5,313	-	-	5,313
Dividends on common stock, $0.08 per share	-	-	-	(1,346)	-	-	-	(1,346)
Issuance of restricted stock grants	750	1	(1)	-	-	-	-	-
Compensation expense	-	-	426	-	-	-	-	426
Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

($ in thousands except per share amount, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2018	11,192,401	$11,192	$158,456	$53,722	$(438)	(26,494)	$(464)	$222,468
Net income	-	-	-	9,202	-	-	-	9,202
Other comprehensive income	-	-	-	-	(4,043)	-	-	(4,043)
Dividends on common stock, $0.10 per share		-	-	(1,206)	-	-	-	(1,206)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134,010	1,134	34,871	-	-	-	-	36,005
Issuance of 726,461 common shares for Sunshine acquisition	726,461	726	22,702					23,428
Issuance restricted stock grants	51,851	52	(52)	-	-	-	-	-
Restricted stock grant forfeited	(12,276)	(12)	12	-	-	-	-	-
Expenses associated with common stock issuance		-	(237)	-	-	-	-	(237)
Compensation expense		-	558	-	-	-	-	558
ASU 2016-01 Implementation		-	-	(349)	-	-	-	(349)
Balance, June 30, 2018	13,092,447	$13,092	$216,310	$61,369	$(4,481)	(26,494)	$(464)	$285,826

Balance, January 1, 2019	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income		-	-	19,618	-	-	-	19,618
Common stock repurchased		-	-	-	-	(143,566)	(4,442)	(4,442)
Other comprehensive income		-	-	-	11,235	-	-	11,235
Dividends on common stock, $0.15 per share		-	-	(2,385)	-	-	-	(2,385)
Issuance of 2,377,501 common shares for FPB acquisition	2,377,501	2,378	75,842	-	-	-	-	78,220
Issuance restricted stock grants	66,882	67	(67)	-	-	-	-	-
Restricted stock grant forfeited	(1,500)	(2)	2	-	-	-	-	-
Compensation expense	-	-	781	-	-	-	-	781
Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$19,618	$9,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,297	2,121
Provision for loan losses	1,913	1,134
Loss on sale/writedown of ORE	382	52
Securities (gain)/losses	(74)	-
Loss on sale of premises and equipment	8	-
Restricted stock expense	781	558
Increase in cash value of life insurance	(863)	(411)
Federal Home Loan Bank stock dividends	(101)	(64)
Payments on operating leases	(350)	-
Changes in:
Interest receivable	(691)	(17)
Loans held for sale, net	(3,772)	(1,121)
Interest payable	191	696
Other, net	(1,183)	(269)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,156	11,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	44,075	30,021
Proceeds from sales of securities available-for-sale	23,003	18,573
Purchases of available-for-sale securities	(67,147)	(57,039)
Redemptions of other securities	292	2,436
Net increase in loans	(45,357)	(48,042)
Net increase in premises and equipment	(4,427)	(2,424)
Proceeds from sale of other real estate owned	1,107	985
Proceeds from the sale of land	422	-
Proceeds from the sale of other assets	65	-
Cash received in excess of cash paid for acquisitions	14,743	29,901
NET CASH USED IN INVESTING ACTIVITIES	(33,224)	(25,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	61,254	117,435
Net decrease in borrowed funds	(31,500)	(138,664)
Dividends paid on common stock	(2,367)	(1,188)
Expenses associated with capital raise	-	(237)
Cash paid to repurchase common stock	(4,442)	-
Issuance of subordinated debt, net	-	64,866
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,945	42,212

NET INCREASE IN CASH	6,877	28,504
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,107	91,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,984	$120,425

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest	5,008	4,964
Loans transferred to other real estate	1,310	985
Issuance of restricted stock grants	67	52
Stock issued in connection with Southwest acquisition	-	36,005
Stock issued in connection with Sunshine acquisition	-	23,428
Stock issued in connection with FPB acquisition	78,220	-
Dividends on restricted stock grants	18	18
Right-of-use assets obtained in exchange for operating lease liabilities	4,354	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2018.

NOTE 2 -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At June 30, 2019, the Company had approximately $3.473 billion in assets, $2.349 billion in net loans, $2.831 billion in deposits, and $466.3 million in stockholders' equity. For the six months ended June 30, 2019, the Company reported net income of $19.6 million. After tax merger related costs of $2.5 million were expensed during the six months ended June 30, 2019.

On May 24, 2019, the Company paid a cash dividend in the amount of $0.08 per share to shareholders of record as of the close of business on Friday, May 10, 2019.

On February 26, 2019, the Company paid a cash dividend in the amount of $0.07 per share to shareholders of record as of the close of business on Monday, February 11, 2019.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. ASU 2019-01 provides clarification to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. This ASU (1) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (2) allows for the payments received from sales-type and direct financing leases to continue to be presented as results from investing activities in the statement of cash flows, and (3) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective on January 1, 2020 and will not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 has been issued as part of a simplification initiative which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments were effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2018-07 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires a new impairment model known as the current expected credit loss (“CECL”) which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for credit losses related to available-for-sale debt securities rather than a direct write-down of the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently working with a third party to assess the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements. While we are currently unable to reasonably estimate the impact of the adoption of ASU 2016-13, we expect that the impact of adoption could be influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our implementation process, the working group that is responsible for quarterly allowance for loan and lease losses (“ALLL”) model review and approval, also serves as the Bank’s CECL Implementation Team. These individuals come from various functional areas including Accounting, Credit Administration, Risk Management and Portfolio Management; as well as the CEO. The Bank has engaged the same third party vendor that currently provides ALLL modeling software and support to assist with the development of a CECL model that will be ready for use as of the adoption date. During the development phase of building a model specific to the needs of the Bank, concurrent CECL modeling will be performed to generate a loss projection using the new model for each quarter of 2019. This model estimate will be reviewed and discussed by the Implementation Team after each quarterly run as it does with the current ALLL Model. The Implementation Team will provide direction to management and the third party vendor throughout the implementation process.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If neither risks and rewards nor control is conveyed, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements. ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. Under the amendments in ASU 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. We elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. Our operating leases relate primarily to bank branches. As a result of the adoption of ASC 842 on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets of $1.8 million and lease liabilities of $1.8 million. ROU assets are adjusted for lease incentives. The adoption of ASC 842 did not have a material impact on our Consolidated Statements of Income or Consolidated Statements of Cash Flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in premises and equipment and other liabilities, respectively, in the Consolidated Balance Sheets. See Note 12 – Leases for additional information.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

FPB Financial Corp.

On March 2, 2019, the Company completed its acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank with and into The First. The company paid a total consideration of approximately $78.2 million in stock to the FPB shareholders as consideration in the merger, which included 2,377,501 shares of Company common stock, and approximately $5 thousand in cash.

In connection with the acquisition, the Company recorded approximately $29.6 million of goodwill and $4.8 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $247.8 million loan portfolio at an estimated fair value discount of $3.1 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $2.1 million for the six months period ended June 30, 2019. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on March 2, 2019 ($ in thousands):

Purchase price:	$78,225
Cash and stock	78,225
Total purchase price

Identifiable assets:
Cash and due from banks	14,748
Investments	93,604
Loans	244,665
Bank owned life insurance	7,312
Core deposit intangible	4,793
Personal and real property	17,358
Other assets	2,135
Total assets	384,615

Liabilities and equity:
Deposits	312,453
Borrowed funds	17,250
Other liabilities	6,291
Total liabilities	335,994
Net assets acquired	48,621
Goodwill resulting from acquisition	$29,604

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2019, are as follows ($ in thousands):

	March 2, 2019	June 30, 2019
Outstanding principal balance	$247,774	$231,928
Carrying amount	244,665	229,208

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

Expenses associated with the acquisition were $556 thousand for the six months period ended June 30, 2019. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on November 1, 2018 ($ in thousands):

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the acquisition date and at June 30, 2019, are as follows ($ in thousands):

	November 1, 2018	June 30, 2019
Outstanding principal balance	$325,509	$272,947
Carrying amount	317,909	266,883

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

Expenses associated with the acquisition were $250 thousand for the six months period ended June 30, 2019. These costs included system conversion and integrating operations charges as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2019, are as follows ($ in thousands):

	April 1, 2018	June 30, 2019
Outstanding principal balance	$173,052	$152,583
Carrying amount	168,561	149,665

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

Expenses associated with the acquisition were $368 thousand for the six months period ended June 30, 2019. These costs included systems conversions and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2019, are as follows ($ in thousands):

	March 1, 2018	June 30, 2019
Outstanding principal balance	$274,669	$174,041
Carrying amount	271,150	172,343

Purchased credit impaired loans are detailed in Note 10 – Loans.

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the six months ended June 30, 2019 and June 30, 2018 presents supplemental information as if the Southwest, Sunshine, FMB, and FPB acquisitions had occurred on January 1, 2018. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

	Pro-Forma	Pro-Forma
($ in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
Net interest income	$62,961	$50,032
Non-interest income	11,983	11,515
Total revenue	74,944	61,547
Income before income taxes	34,354	22,224

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

NOTE 5 -- EARNINGS APPLICABLE TO COMMON STOCKHOLDERS

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders ($ in thousands, except per share amount):

	For the Three Months Ended
	June 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$11,983	17,182	$0.70

Effect of dilutive shares:
Restricted stock grants		130

Diluted earnings per share	$11,983	17,312	$0.69

	For the Six Months Ended
	June 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$19,618	16,414	$1.20

Effect of dilutive shares:
Restricted stock grants		130

Diluted earnings per share	$19,618	16,544	$1.19

	For the Three Months Ended
	June 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$5,245	13,066	$0.40

Effect of dilutive shares:
Restricted stock grants		102

Diluted earnings per share	$5,245	13,168	$0.40

	For the Six Months Ended
	June 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$9,202	12,311	$0.75

Effect of dilutive shares:
Restricted stock grants		102

Diluted earnings per share	$9,202	12,413	$0.74

The Company granted 66,132 shares of restricted stock in the first quarter of 2019 and 51,851 shares of restricted stock in the first quarter of 2018. The Company granted 750 shares of restricted stock in the second quarter of 2019 and made no grants of restricted stock during the second quarter of 2018.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2019, and December 31, 2018, these financial instruments consisted of the following:

	June 30, 2019		December 31, 2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$74,224	$8,857	$32,624	$36,780
Unused lines of credit	111,229	199,977	115,524	131,741
Commercial & similar letters of credit	2,354	8,759	2,357	8,367

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 19.7% and maturities ranging from approximately 1 year to 30 years.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2019 and December 31, 2018:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Securities (available-for-sale, held-to-maturity and other): The fair value for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

•	Loans and leases: The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made for the same remaining maturities, in accordance with the exit price notion as defined by FASB ASC 820, Fair Value Measurement ("ASC 820"). Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments and as a result of the adoption of ASU 2016-01, which also included credit risk and other market factors to calculate the exit price fair value in accordance with ASC 820. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio, excluding loans held for sale, for disclosure purposes.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value and is classified as level 2 for accrued interest receivable related to investment securities and Level 3 for accrued interest receivable related to loans.

•	Deposits (non-interest-bearing and interest-bearing): Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	FHLB and other borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value resulting in a Level 2 classification.

•	Off-balance sheet instruments: Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of June 30, 2019			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$165,984	$165,984	$165,984	$-	$-
Securities available-for-sale:
Obligations of U.S. Government agencies and sponsored entities	65,618	65,618	-	65,618	-
Municipal securities	161,890	161,890	-	150,837	11,053
Mortgage-backed securities	360,479	360,479	-	360,479	-
Corporate obligations	10,620	10,620	-	10,192	428
Securities held-to-maturity	6,396	7,627	-	7,627	-
Loans, net	2,348,504	2,315,729	-	-	2,315,729
Accrued interest receivable	12,828	12,828	-	3,338	9,490

Liabilities:
Non-interest-bearing deposits	$645,838	$645,838	$-	$645,838	$-
Interest-bearing deposits	2,185,362	2,175,841	-	2,175,841	-
Subordinated debentures	80,600	77,950	-	-	77,950
FHLB and other borrowings	71,250	71,250	-	71,250	-
Accrued interest payable	1,785	1,785	-	1,785	-

As of December 31, 2018			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$159,107	$159,107	$159,107	$-	$-
Securities available-for-sale:
Obligations of U.S. Government agencies and sponsored entities	47,342	47,342	-	47,342	-
Municipal securities	150,064	150,064	-	142,490	7,574
Mortgage-backed securities	287,470	287,470	-	287,470	-
Corporate obligations	7,348	7,348	-	6,474	874
Securities held-to-maturity	6,000	7,028	-	7,028	-
Loans, net	2,055,195	2,020,782	-	-	2,020,782
Accrued interest receivable	10,778	10,778	-	2,673	8,105

Liabilities:
Noninterest-bearing deposits	$570,148	$570,148	$-	$570,148	$-
Interest-bearing deposits	1,887,311	1,855,637	-	1,855,637	-
Subordinated debentures	80,521	76,986	-	-	76,986
FHLB and other borrowings	85,500	85,500	-	85,500	-
Accrued interest payable	1,519	1,519	-	1,519	-

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

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2019		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Obligations of U.S. Government agencies and sponsored entities	$65,618	$-	$65,618	$-
Municipal securities	161,890	-	150,837	11,053
Mortgage-backed securities	360,479	-	360,479	-
Corporate obligations	10,620	-	10,192	428
Total available-for-sale	$598,607	$-	$587,126	$11,481

December 31, 2018		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Obligations of U.S. Government agencies and sponsored entities	$47,342	$-	$47,342	$-
Municipal securities	150,064	-	142,490	7,574
Mortgage-backed securities	287,470	-	287,470	-
Corporate obligations	7,348	-	6,474	874
Total available-for-sale	$492,224	$-	$483,776	$8,448

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2019	2018
Balance, January 1	$874	$2,569
Unrealized (loss) gain included in comprehensive income	(446)	(1,695)
Balance at June 30, 2019 and December 31, 2018	$428	$874

	Municipal Securities
($ in thousands)	2019	2018
Balance, January 1	$7,574	$4,818
Unrealized (loss) gain included in comprehensive income	3,479	2,756
Balance at June 30, 2019 and December 31, 2018	$11,053	$7,574

The following table presents quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2019	$428	Discounted cash flow	Probability of default	3.05% - 4.59%
December 31, 2018	$874	Discounted cash flow	Probability of default	3.71% - 5.03%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2019	$11,053	Discounted cash flow	Discount Rate	2.00% - 2.80%
December 31, 2018	$7,574	Discounted cash flow	Discount Rate	2.00% - 3.50%

Following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate measured at fair value on a non-recurring basis at June 30, 2019, amounted to $11.2 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2019 and December 31, 2018.

June 30, 2019		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11,474	$-	$-	$11,474

Other real estate owned	11,205	-	-	11,205

December 31, 2018		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11,571	$-	$-	$11,571

Other real estate owned	10,869	-	-	10,869

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at June 30, 2019 and December 31, 2018, follows:

	June 30, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies and sponsored entities	$63,456	$2,163	$1	$65,618
Tax-exempt and taxable obligations of states and municipal subdivisions	158,645	3,319	74	161,890
Mortgage-backed securities	353,271	7,442	234	360,479
Corporate obligations	10,635	88	103	10,620
Total	$586,007	$13,012	$412	$598,607

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,237	$-	$7,237
Mortgage-backed securities	396	-	6	390
Total	$6,396	$1,237	$6	$7,627

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies sponsored entities	$47,212	$405	$275	$47,342
Tax-exempt and taxable obligations of states and municipal subdivisions	150,215	1,070	1,221	150,064
Mortgage-backed securities	289,745	1,171	3,446	287,470
Corporate obligations	7,518	15	185	7,348
Total	$494,690	$2,661	$5,127	$492,224

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,028	$-	$7,028

The scheduled maturities of securities at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$22,825	$22,882	$-	$-
Due after one year through five years	76,709	77,897	-	-
Due after five years through ten years	94,170	97,489	6,000	7,237
Due greater than ten years	39,032	39,860	-	-
Mortgage-backed securities	353,271	360,479	396	390
Total	$586,007	$598,607	$6,396	$7,627

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$19,825	$19,794	$-	$-
Due after one year through five years	64,933	64,925	-	-
Due after five years through ten years	82,455	82,687	6,000	7,028
Due greater than ten years	37,732	37,348	-	-
Mortgage-backed securities	289,745	287,470	-	-
Total	$494,690	$492,224	$6,000	$7,028

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies and sponsored entities	$80	$-	$177	$1	$257	$1
Tax-exempt and taxable obligations of state and municipal subdivisions	3,532	1	10,980	73	14,512	74
Mortgage-backed securities	8,552	30	30,714	204	39,266	234
Corporate obligations	1,973	1	455	102	2,428	103
Total	$14,137	$32	$42,326	$380	$56,463	$412

	December 31, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S Government agencies and sponsored entities	$11,034	$52	$7,838	$223	$18,872	$275
Tax-exempt and taxable obligations of state and municipal subdivisions	38,200	311	42,102	910	80,302	1,221
Mortgage-backed securities	93,294	843	101,005	2,603	194,299	3,446
Corporate obligations	1,962	40	4,969	145	6,931	185
Total	$144,490	$1,246	$155,914	$3,881	$300,404	$5,127

At June 30, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 87 and 427 securities, respectively, which were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitutes an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance resulted in a $348 thousand decrease to retained earnings. No OTTI losses were recognized during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual or purchased credit impaired (“PCI”):

	June 30, 2019
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non-Accrual and PCI	Total Loans
Real Estate-construction	$811	$14	$211	$1,673	$2,709	$352,826
Residential secured loans including multi-family and farmland	3,606	911	851	8,678	14,046	713,350
Real Estate-nonfarm nonresidential	534	-	9,357	3,352	13,243	881,831
Commercial	826	64	1,333	80	2,303	342,535
Lease financing receivable	-	-	-	-	-	3,616
Obligations of states and subdivisions	-	-	-	-	-	17,192
Consumer installment	407	-	53	20	480	40,648
Total	$6,184	$989	$11,805	$13,803	$32,781	$2,351,998

	December 31, 2018
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non-Accrual and PCI	Total Loans
Real Estate-construction	$818	$114	$8	$1,830	$2,770	$298,718
Residential secured loans including multi-family and farmland	5,528	650	1,411	7,781	15,370	617,804
Real Estate-nonfarm, nonresidential	4,319	456	9,179	3,576	17,530	776,880
Commercial	1,650	-	1,024	184	2,858	301,182
Lease financing receivable	-	-	-	-	-	2,891
Obligations of states and subdivisions	-	-	-	-	-	16,941
Consumer installment	507	45	46	34	632	46,006
Total	$12,822	$1,265	$11,668	$13,405	$39,160	$2,060,422

We acquired loans with deteriorated credit quality in 2014, 2017, 2018 and 2019. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (purchased non-impaired loans) and those with evidence of credit deterioration (purchased credit impaired or PCI loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected. If the collection of expected cash flows cannot reasonably be estimated, no interest income will be recognized on these loans.

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of PCI loans acquired in the acquisitions from 2018 and 2019.

($ in thousands)	Southwest	Sunshine	FMB	FPB	Total
Contractually required payments	$925	$4,194	$9,939	$4,715	$19,773
Cash flows expected to be collected	706	3,894	8,604	4,295	17,499
Fair value of loans acquired	657	3,837	7,978	3,916	16,388

Total outstanding purchased credit impaired loans were $19.9 million and the related purchase accounting discount was $3.7 million as of June 30, 2019, and $17.7 million and $3.8 million as of December 31, 2018, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged-off. There was no related allowance allocated to the acquired impaired loans.

Changes in the accretable yield for purchased credit impaired loans were as follows at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
($ in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period January 1	$3,835	$836
Reclassification from prior years	-	859
Addition	307	762
Accretion	(476)	(200)
Transfer from non-accretable	48	129
Charge-off	-	(10)
Balance at end of period	$3,714	$2,376

The following tables provide additional detail of impaired loans broken out according to class as of June 30, 2019 and December 31, 2018. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2019 are on non-accrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2019				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$671	$671	$-	$865	$11
Commercial real estate	3,421	3,896	-	9,100	2
Consumer real estate	545	643	-	4,076	1
Consumer installment	4	3	-	27	-
Total	$4,641	$5,213	$-	$14,068	$14

Impaired loans with a related allowance:
Commercial, financial and agriculture	$1,722	$1,723	$427	$2,506	$18
Commercial real estate	7,619	7,914	1,839	11,432	47
Consumer real estate	478	480	69	719	6
Consumer installment	61	61	37	99	1
Total	$9,880	$10,178	$2,372	$14,756	$72

Total Impaired Loans:
Commercial, financial and agriculture	$2,393	$2,394	$427	$3,371	$29
Commercial real estate	11,040	11,810	1,839	20,532	49
Consumer real estate	1,023	1,123	69	4,795	7
Consumer installment	65	64	37	126	1
Total Impaired Loans	$14,521	$15,391	$2,372	$28,824	$86

As of June 30, 2019, the Company had $1.8 million of foreclosed residential real estate property obtained by physical possession and $1.2 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2018				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$709	$709	$-	$379	$27
Commercial real estate	6,441	8,170	-	7,685	427
Consumer real estate	445	760	-	4,522	69
Consumer installment	-	-	-	82	3
Total	$7,595	$9,639	$-	$12,668	$526

Impaired loans with a related allowance:
Commercial, financial and agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176
Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	-
Total	$5,864	$5,864	$1,179	$4,415	$195
Total Impaired Loans:
Commercial, financial and agriculture	$1,669	$1,669	$329	$1,347	$30
Commercial real estate	10,953	12,682	758	10,553	603
Consumer real estate	811	1,126	66	5,077	85
Consumer installment	26	26	26	106	3
Total Impaired Loans	$13,459	$15,503	$1,179	$17,083	$721

Interest income recognized during impairment and cash basis interest income recognized on impaired loans was approximately $37 thousand and $159 thousand for the three months and six months ended June 30, 2019, respectively. The gross interest income that would have been recorded in the period that ended if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2019 was $141 thousand and $550 thousand, respectively. The Company had no loan commitments to borrowers in non-accrual status at June 30, 2019 and December 31, 2018.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

There were 1 and 4 TDRs modified during the three months and six months ended June 30, 2019, respectively. There were no TDRs modified during the three months or six months ended June 30, 2018. The balance of TDRs was $16.9 million at June 30, 2019 and $14.3 million at December 31, 2018. The increase of $2.6 million is attributable to acquired loans. There was $247 thousand allocated in specific reserves established with respect to these loans as of June 30, 2019. As of June 30, 2019, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Company’s TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-accrual	Total
Commercial, financial and agriculture	$543	$592	$-	$190	$1,325
Commercial real estate	5,216	59	-	5,166	10,441
Residential real estate	1,760	-	58	3,308	5,126
Consumer installment	30	-	-	-	30
Total	$7,549	$651	$58	$8,664	$16,922
Allowance for loan losses	$103	$-	$-	$144	$247

	December 31, 2018
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-accrual	Total
Commercial, financial and agriculture	$13	$646	$-	$18	$676
Commercial real estate	4,827	-	-	5,425	10,252
Residential real estate	442	86	-	2,801	3,329
Consumer installment	25	-	-	13	38
Total	$5,307	$732	$-	$8,257	$14,295
Allowance for loan losses	$80	$13	$-	$110	$203

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans and 1 loan, which totaled $86 thousand, that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarters ending June 30, 2019 and June 30, 2018, respectively. There were 12 loans, which totaled $4.7 million, and 3 loans, which totaled $381 thousand that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2019 and June 30, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

		June 30, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total
Pass	$342,390	$1,476,941	$439,998	$34,726	$2,294,055
Special Mention	1,117	7,527	1,951	26	10,621
Substandard	2,829	32,834	12,188	407	48,258
Doubtful	22	82	-	-	104
Subtotal	346,358	1,517,384	454,137	35,159	2,353,038
Less:
Unearned discount	-	1,040	-	-	1,040
Loans, net of unearned discount	$346,358	$1,516,344	$454,137	$35,159	$2,351,998

		December 31, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total
Pass	$300,685	$1,286,151	$377,028	$34,127	$1,997,991
Special Mention	842	12,401	1,962	13	15,218
Substandard	2,640	33,856	10,959	270	47,725
Doubtful	16	85	-	-	101
Subtotal	304,183	1,332,493	389,949	34,410	2,061,035
Less:
Unearned discount	-	613	-	-	613
Loans, net of unearned discount	$304,183	$1,331,880	$389,949	$34,410	$2,060,422

Allowance for Loan Losses

Activity in the allowance for loan losses for the period was as follows:

	Six months ended June 30, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,060	$6,258	$1,743	$201	$(197)	$10,065
Provision for loan losses	351	1,666	(313)	(36)	245	1,913
Charge-offs	6	66	42	67	-	181
Recoveries	27	14	101	152	-	294
Net Charge-offs (recoveries)	(21)	52	(59)	(85)	-	(113)
Ending Balance	$2,432	$7,872	$1,489	$250	$48	$12,091

	Six months ended June 30, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,608	$4,644	$1,499	$173	$364	$8,288
Provision for loan losses	390	476	69	(20)	219	1,134
Charge-offs	5	10	7	32	-	54
Recoveries	18	26	37	63	-	144
Net Charge-offs (recoveries)	(13)	(16)	(30)	(31)	-	(90)
Ending Balance	$2,011	$5,136	$1,598	$184	$583	$9,512

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2019 and December 31, 2018. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan and Lease Losses” for a description of our methodology.

	June 30, 2019
	Commercial
	Financial	Commercial	Consumer	Installment
($ in thousands)	and Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Loans
Individually evaluated	$2,393	$11,040	$1,023	$65	$-	$14,521
Collectively evaluated	359,396	1,539,832	377,635	40,708	-	2,317,571
PCI loans	183	12,113	7,560	50	-	19,906
Total	$361,972	$1,562,985	$386,218	$40,823	-	$2,351,998

Allowance for Loan Losses
Individually evaluated	$427	$1,839	$69	$37	$-	$2,372
Collectively evaluated	2,005	6,033	1,420	213	48	9,719
Total	$2,432	$7,872	$1,489	$250	$48	$12,091

	December 31, 2018
	Commercial
	Financial	Commercial	Consumer	Installment
($ in thousands)	and Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Loans
Individually evaluated	$1,657	$10,932	$804	$66	$-	$13,459
Collectively evaluated	302,329	1,309,322	383,368	34,292	-	2,029,311
PCI loans	197	11,626	5,777	52	-	17,652
Total	$304,183	$1,331,880	$389,949	$34,410	-	$2,060,422

Allowance for Loan Losses
Individually evaluated	$329	$758	$66	$26	$-	$1,179
Collectively evaluated	1,731	5,500	1,677	175	(197)	8,886
Total	$2,060	$6,258	$1,743	$201	$(197)	$10,065

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

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income.  The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprise a significant portion of our revenue stream. A description of the Company’s revenue streams accounted for under ASC 606 is as follows:

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue, by operating segments, for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$1,038	$-	$-	$1,038	$2,012	$1	$-	$2,013
Other	880	1	-	881	1,738	1	-	1,739
Interchange income	2,045	-	-	2,045	3,697	-	-	3,697
Investment brokerage fees	24	-	-	24	33	-	-	33
Net gains (losses) on OREO	(18)	-	-	(18)	(28)	-	-	(28)
Net gains on sale of loans (a)	-	-	-	-	-	-	-	-
Net gains (losses) on sales of securities (a)	(43)	-	-	(43)	(81)	-	-	(81)
Other	1,138	1,558	93	2,789	2,092	2,467	338	4,897

Total non-interest income	$5,064	$1,559	$93	$6,716	$9,463	$2,469	$338	$12,270

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$800	$1	$-	$801	$1,427	$1	$-	$1,428
Other	541	1	-	542	941	1	-	942
Interchange income	1,500	-	-	1,500	2,540	-	-	2,540
Investment brokerage fees	9	-	-	9	26	-	-	26
Net gains (losses) on OREO	(4)	-	-	(4)	15	-	-	15
Net gains on sale of loans (a)	11	-	-	11	11	-	-	11
Net gains (losses) on sales of securities (a)	(5)	-	-	(5)	(5)	-	-	(5)
Other	650	1,211	917	2,778	1,207	2,010	917	4,134

Total non-interest income	$3,502	$1,213	$917	$5,632	$6,162	$2,012	$917	$9,091

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

Our leases relate primarily to bank branches with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options, which are not generally considered reasonably certain of exercise, and they are not included in the lease term. As of June 30, 2019, operating lease ROU assets and liabilities were $4.4 million and $4.4 million, respectively.

The table below summarizes our net lease costs:

	Three months ended	Six months ended
($ in thousands)	June 30, 2019	June 30, 2019
Operating lease costs	$228	$350

Cash paid for amounts included in the measurement of lease liability
Operating cash flows from operating leases	$228	$350

The table below summarizes other information related to our operating leases:

Weighted-average remaining lease term – operating leases	6.2 years
Weighted-average discount rate – operating leases	3.1%

The table below summarizes the maturity of remaining lease liabilities:

($ in thousands)	June 30, 2019
Remaining 2019	$441
2020	915
2021	784
2022	737
2023	700
2024 and thereafter	1,211
Total lease payments	4,788
Less: Interest	(433)
Present value of lease liabilities	$4,355

As a result of the adoption of ASC 842, The Company did not restate the prior period unaudited consolidated financial statements and all prior period amounts and disclosures are presented under ASC 840. At December 31, 2018, minimum future lease payments were as follows:

($ in thousands)	December 31, 2018
2019	$784
2020	463
2021	347
2022	256
2023	229
2024 and thereafter	197
Total minimum lease payments	$2,276

NOTE 13 – SUBSEQUENT EVENTS/OTHER

First Florida Bancorp, Inc.

On July 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Florida Bancorp, Inc., a Florida corporation (“FFB”), whereby FFB will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and FFB’s wholly owned subsidiary bank, First Florida Bank, entered into a Plan of Bank Merger whereby First Florida Bank will be merged with and into The First immediately following the merger of FFB with and into the Company with a purchase price of approximately $85.0 million. At June 30, 2019, FFB had approximately $451.0 million in consolidated assets. The transaction is expected to close in the fourth quarter of 2019, subject to shareholder and regulatory approvals.

NOTE 14 – RECLASSIFICATION

Certain amounts in the 2018 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “will,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on currently available information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s present expectations. Factors that might cause such differences include, but are not limited to: competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally, in areas in which the Company conducts operations being less favorable than expected; interest rate risk; risks related to the proposed acquisition of FFB, including the risk that the proposed acquisition of FFB does not close when expected or at all because of required shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, the terms of the proposed transaction with FFB need to be modified to satisfy such approvals or conditions, and that anticipated benefits from the acquisition are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions or other unexpected factors or events; legislation or regulatory changes which adversely affect the ability of the consolidated Company to conduct business combinations or new operations; financial success or changing strategies of the Bank’s customers or vendors; actions of government regulators; and the risk that anticipated benefits from the recent acquisitions are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions or other unexpected factors or events.

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

·	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

·	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

·	adverse changes in asset quality and resulting credit risk-related losses and expenses;

·	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, and international instability;

·	changes in monetary and tax policies, including potential impacts from the Tax Cuts and Jobs Act;

·	changes in political conditions or the legislative or regulatory environment;

·	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required to replenish the allowance in future periods;

·	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

·	changes in the interest rate environment which could reduce anticipated or actual margins;

·	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

·	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;

·	the rate of delinquencies and amount of loans charged-off;

·	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

·	risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;

·	significant increases in competition in the banking and financial services industries;

·	changes in the securities markets; and

·	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

·	our ability to retain our existing customers, including our deposit relationships;

·	changes occurring in business conditions and inflation;

·	changes in technology;

·	changes in deposit flows;

·	changes in accounting principles, policies, or guidelines;

·	our ability to maintain adequate internal control over financial reporting;

·	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate.  The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second quarter 2019 compared to second quarter 2018

The Company reported net income available to common shareholders of $12.0 million for the three months ended June 30, 2019, compared with net income available to common shareholders of $5.2 million for the same period last year. For the second quarter of 2019, fully diluted earnings per share were $0.69, compared to $0.40 for the second quarter of 2018.

Operating net earnings for the second quarter of 2019 totaled $12.1 million compared to $7.5 million for the second quarter of 2018, an increase of $4.6 million or 61.8%. Operating net earnings for the second quarter of 2019 excludes merger-related costs of $68 thousand, net of tax. Operating net earnings for the second quarter of 2018 excludes merger-related costs of $2.9 million, net of tax, and income of $685 thousand, net of tax, related to the Financial Assistance Award from the U.S Department of the Treasury as a result of our designation as a Community Development Financial Institution. Operating earnings per share were $0.70 on a fully diluted basis for the second quarter 2019, compared to $0.57 for the same period in 2018, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $30.8 million, or 42.7% for the three months ended June 30, 2019, compared to $21.6 million for the same period in 2018. The increase was due to interest income earned on a higher volume of loans as well as increased interest rates. Quarterly average earning assets at June 30, 2019, increased $821.0 million, or 36.8% and quarterly average interest-bearing liabilities increased $595.3 million or 33.9% when compared to June 30, 2018.

Non-interest income for the three months ended June 30, 2019, was $6.7 million compared to $5.6 million for the same period in 2018, reflecting an increase of $1.1 million or 19.3%. This increase was composed of increases in service charges and interchange fee income of $1.1 million primarily based on the increased deposit base due to the acquisitions. Non-interest income for the second quarter of 2018 included the Financial Assistance Award of $917 thousand from the U.S. Department of the Treasury.

The provision for loan losses was $791 thousand for the three months ended June 30, 2019, compared with $857 thousand for the same period in 2018. The allowance for loan losses of $12.1 million at June 30, 2019 or 0.51% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $20.9 million for the three months ended June 30, 2019, an increase of $1.2 million or 6.2%, when compared with the same period in 2018. Excluding the decrease in acquisition charges of $3.7 million for the second quarter of 2019, non-interest expense increased $5.0 million in the second quarter of 2019, of which $3.8 million was attributable to the operations of FMB and FPB, as compared to second quarter of 2018.

First half 2019 compared to first half 2018

The Company reported net income available to common shareholders of $19.6 million for the six months ended June 30, 2019, compared to $9.2 million for the same period last year. Operating net earnings increased $8.5 million or 62.9% from $13.5 million at June 30, 2018 to $22.0 million at June 30, 2019. Operating net earnings excludes merger-related costs of $2.5 million, net of tax and income in the form of an award from the U.S Department of Treasury of $174 thousand, net of tax, for the year-to-date period ending June 30, 2019, and merger-related costs of $4.3 million, net of tax, and income of $685 thousand, net of tax, related to the Financial Assistance Award from the U.S. Department of the Treasury, for the year-to-date period ending June 30, 2018. Operating earnings per share were $1.33 on a fully diluted basis for six-month period ending June 30, 2019, compared to $1.03 for the same period in 2018, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $57.9 million, or 52.6% for the six months ended June 30, 2019, compared to $37.9 million for the same period in 2018. This increase was primarily due to interest earned on a high volume of loans as well as higher interest rates. Average earning assets at June 30, 2019, increased $549.2 million, or 22.0% and average interest-bearing liabilities also increased $403.8 million or 20.8% when compared to December 31, 2018.

Non-interest income for the six months ended June 30, 2019, was $12.3 compared to $9.1 million for the same period in 2018, reflecting an increase of $3.2 million or 34.9%. The increase consists of $1.4 million in service charges and $1.2 million in interchange fee income. Non-interest income included income of $233 thousand and $917 thousand for the six-month periods ended June 30, 2019 and 2018, respectively, due to the receipt of awards from the U.S. Department of the Treasury.

The provision for loan losses was $1.9 million for the six months ended June 30, 2019, compared with $1.1 million for the same period in 2018. The allowance for loan losses of $12.1 million at June 30, 2019 (approximately 0.51% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Total valuation accounting adjustments totaled $14.2 million on acquired loans. See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $42.8 million for the six months ended June 30, 2019, an increase of $8.5 million or 24.8%, when compared with the same period in 2018. $8.1 million is related to the acquisitions and operations of both Farmers & Merchants Bank and Florida Parishes Bank.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $3.466 billion at June 30, 2019 compared to $2.997 billion at December 31, 2018, an increase of $469 million. Loans increased $291.6 million to $2.352 billion, or 14.2%, during the first six months of 2019. Deposits at June 30, 2019, totaled $2.833 billion compared to $2.461 billion at December 31, 2018. The First acquired loans of $244.7 million, net of fair value marks and deposits of $314.4 million, as a result of the acquisition of FPB during the first quarter of 2019. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the six month period ended June 30, 2019, The First reported net income of $23.3 million compared to $11.6 million for the six months ended June 30, 2018. Merger charges, net of tax, equaled $2.5 million for the first six months of 2019 as compared to $4.3 million for the first six months of 2018.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $9.2 million, or 42.7%, for the second quarter of 2019 relative to the second quarter of 2018. The increase was due to interest income earned in a higher volume of loans as well as increased interest rates. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ in thousands)	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:

Taxable securities	$497,988	$4,227	3.40%	$328,898	$2,423	2.95%
Tax exempt securities	124,367	1,058	3.40%	117,875	1,015	3.44%
Total investment securities	622,355	5,285	3.40%	446,773	3,438	3.08%

Fed funds sold	-	-	-	17,242	61	1.42%
Interest bearing deposits in other banks	89,936	90	0.40%	68,079	81	0.48%
Loans	2,337,583	32,464	5.56%	1,696,737	21,714	5.12%
Total earning assets	3,049,874	37,839	4.96%	2,228,831	25,294	4.54%
Other assets	410,520			214,345
Total assets	$3,460,394			$2,443,176

Interest-bearing liabilities:

Deposits	$2,231,462	$5,323	0.95%	$1,676,110	$2,547	0.61%
Fed funds purchased	5,450	30	2.20%	1,382	9	2.60%
FHLB	32,310	258	3.19%	22,959	138	2.40%
Subordinated debentures	80,579	1,188	5.90%	54,036	774	5.73%
Total interest-bearing liabilities	2,349,801	6,799	1.16%	1,754,487	3,468	0.79%
Other liabilities	655,628			414,154
Stockholders’ equity	454,965			274,535
Total liabilities and stockholders’ equity	$3,460,394			$2,443,176

Net interest income		$30,772			$21,569
Net interest margin			4.04%			3.87%
Net interest income (FTE)*		$31,040	3.81%		$21,826	3.75%
Net interest margin (FTE)*			4.07%			3.92%

*See reconciliation of Non-GAAP financial measures.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ in thousands)	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:

Taxable securities	$466,708	$7,808	3.35%	$307,135	$4,409	2.87%
Tax exempt securities	121,117	2,073	3.42%	112,050	1,919	3.43%
Total investment securities	587,825	9,881	3.36%	419,185	6,328	3.02%

Fed funds sold	-	-	-	14,750	96	1.30%
Interest bearing deposits in other banks	92,590	220	0.48%	64,495	158	0.49%
Loans	2,253,009	61,268	5.44%	1,597,739	37,699	4.72%
Total earning assets	2,933,424	71,369	4.87%	2,096,169	44,281	4.22%
Other assets	387,003			198,513
Total assets	$3,320,427			$2,294,682

Interest-bearing liabilities:

Deposits	$2,128,661	$9,686	0.91%	$1,561,573	$4,387	0.56%
Fed funds purchased	2,665	35	2.63%	795	10	2.52%
FHLB	59,066	799	2.71%	47,524	597	2.51%
Subordinated debentures	80,560	2,421	6.01%	32,294	852	5.28%
Total interest-bearing liabilities	2,270,952	12,941	1.14%	1,642,186	5,846	0.71%
Other liabilities	626,705			399,969
Stockholders’ equity	422,770			252,527
Total liabilities and stockholders’ equity	$3,320,427			$2,294,682

Net interest income		$57,904			$37,949
Net interest margin			3.95%			3.62%
Net interest income (FTE)*		$58,428	3.72%		$38,435	3.51%
Net interest margin (FTE)*			3.98%			3.67%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
($ in thousands) EARNINGS STATEMENT	6/30/19	% of Total	6/30/18	% of Total	6/30/19	% of Total	6/30/18	% of Total
Non-interest income:
Service charges on deposit accounts	$1,918	28.6%	$1,341	23.8%	$3,750	30.6%	$2,368	26.1%
Mortgage fee income	1,559	23.2%	1,213	21.6%	2,469	20.1%	2,013	22.1%
Interchange fee income	2,045	30.5%	1,500	26.6%	3,697	30.1%	2,540	27.9%
Gain (loss) on securities , net	36	0.5%	(5)	(0.1)%	74	0.6%	(5)	(0.1)%
Financial assistance award	-	-%	917	16.3%	233	1.9%	917	10.1%
Other charges and fees	1,158	17.2%	666	11.8%	2,047	16.7%	1,258	13.9%
Total non-interest income	$6,716	100%	$5,632	100%	$12,270	100%	$9,091	100%

Non-interest expense:
Salaries and employee benefits	11,615	55.7%	9,502	48.3%	22,312	52.2%	17,291	50.5%
Occupancy expense	2,532	12.1%	2,034	10.3%	4,974	11.6%	3,680	10.8%
FDIC premiums	426	2.0%	368	1.9%	374	0.9%	735	2.1%
Marketing	160	0.8%	70	0.4%	335	0.8%	150	0.4%
Amortization of core deposit intangibles	796	3.8%	356	1.8%	1,513	3.5%	557	1.6%
Other professional services	980	4.7%	438	2.2%	1,900	4.4%	627	1.8%
Other non-interest expense	4,291	20.5%	3,074	15.6%	8,108	19.0%	5,641	16.5%
Acquisition and integration charges	91	0.4%	3,838	19.5%	3,270	7.6%	5.596	16.3%
Total non-interest expense	$20,891	100%	$19,680	100%	$42,786	100%	$34,277	100%

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

The Company’s provision for income taxes was $3.8 million or 24.2% of earnings before income taxes for the second quarter of 2019, compared to $1.4 million or 21.3% of earnings before income taxes for the same period in 2018. The provision for the six months ended June 30, 2019 was $5.9 million or 22.9% of earnings before income taxes compared to $2.4 million or 20.9% of earnings before income taxes for the same period in 2018.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $605.0 million, or 17.4% of total assets at June 30, 2019 compared to $498.7 million, or 16.6% of total assets at December 31, 2018.

We had no federal funds sold at June 30, 2019 and December 31, 2018; and interest-bearing balances at other banks increased to $89.0 million at June 30, 2019 from $87.8 million at December 31, 2018. The Company’s investment portfolio increased $108.1 million, or 21.0%, to a total fair market value of $624.1 million at June 30, 2019 compared to December 31, 2018, $93.6 million of which was due to the acquisition of FPB during the first three months of 2019, as well as an increase in the fair market value of $15.1 million. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.6 million at June 30, 2019 as compared to $7.0 million at December 31, 2018. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $2.361 billion at June 30, 2019, an increase of $295.3 million, or 14.3%, from December 31, 2018. The acquisition of FPB accounted for approximately $244.7 million, net of fair value marks, of the increase.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio

	June 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Loans held for sale	$8,597	0.4%	$4,838	0.3%
Commercial, financial and agricultural	342,535	14.5%	301,182	14.6%
Real Estate:
Mortgage-commercial	881,831	37.4%	776,880	37.6%
Mortgage-residential	713,350	30.2%	617,804	29.9%
Construction	352,826	14.9%	298,718	14.5%
Lease financing receivable	3,616	0.2%	2,891	0.1%
Obligations of states and subdivisions	17,192	0.7%	16,941	0.8%
Consumer and other	40,648	1.7%	46,006	2.2%
Total loans	2,360,595	100%	2,065,260	100%
Allowance for loan losses	(12,091)		(10,065)
Net loans	$2,348,504		$2,055,195

In the context of this discussion, a "real estate residential loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in its market area by obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Associated servicing rights are not retained. Commitments from investors to purchase the loans are obtained upon origination.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At June 30, 2019, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

At June 30, 2019, The First had loans past due as follows ($ in thousands):

Past due 30 through 89 days	$6,184
Past due 90 days or more and still accruing	989

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on non-accrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Non-accrual and PCI loans totaled $25.6 million at June 30, 2019, an increase of $535 thousand from December 31, 2018.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $11.2 million at June 30, 2019 as compared to $10.9 million at December 31, 2018.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At June 30, 2019, the Bank had $16.9 million in loans that were classified as troubled debt restructurings (“TDRs”), of which $7.5 million were performing as agreed with modified terms. At December 31, 2018, the Bank had $14.3 million in loans that were classified as troubled debt restructurings of which $5.3 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of June 30, 2019, $9.4 million in loans categorized as TDRs were classified as non-performing as compared to $9.0 million at December 31, 2018.

The following table, which includes purchased credit impaired loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($ in thousands)	6/30/19	12/31/18
Non-accrual Loans

Real Estate:
1-4 Family residential construction	$128	$-
Other Construction/land	1,834	1,918
1-4 family residential revolving/open-end	537	431
1-4 family residential closed-end	8,914	8,680
Nonfarm, nonresidential, owner-occupied	7,140	7,154
Nonfarm, nonresidential, other nonfarm nonresidential	5,569	5,601
Total Real Estate	24,122	23,784
Commercial and industrial	1,413	1,208
Loans to individuals – other	73	81
Total Non-Accrual Loans	25,608	25,073

Other real-estate owned	11,205	10,869

Total Non-performing Assets	$36,813	$35,942
Performing TDRS	$7,549	$5,307
Total non-performing assets as a % of total loans & leases net of unearned income	1.57%	1.75%
Total non-accrual loans as a % of total loans & leases net of unearned income	1.09%	1.22%

Non-performing assets totaled $36.8 million at June 30, 2019, compared to $35.9 million at December 31, 2018, an increase of $871 thousand. The ALLL/total loans ratio was 0.51% at June 30, 2019, and 0.49% at December 31, 2018. Total valuation accounting adjustments total $14.2 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was (0.01)% for the quarter ended June 30, 2019 compared to 0.02% at December 31, 2018.

The following table represents the Company’s impaired loans as of the dates noted:

	June 30,	December 31,
($ in thousands)	2019	2018
Impaired Loans:
Impaired loans without a valuation allowance	$4,641	$7,595
Impaired loans with a valuation allowance	9,879	5,864
Total impaired loans	$14,520	$13,459
Allowance for loan losses on impaired loans at period end	2,371	1,179

Total non-accrual loans	11,805	25,073

Past due 90 days or more and still accruing	909	1,265
Average investment in impaired loans	24,719	16,257

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

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

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for loan losses. On a quarterly basis, the estimated allowance is determined and presented to the Company’s audit committee for review and approval.

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

At June 30, 2019, the consolidated allowance for loan losses was approximately $12.1 million, or 0.51% of outstanding loans excluding loans held for sale. At December 31, 2018, the allowance for loan losses amounted to approximately $10.1 million, which was 0.49% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. It is maintained at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $1.9 million at June 30, 2019, $2.1 million at December 31, 2018 and $1.1 million at June 30, 2018. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At June 30, 2019, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	For the Year Ended
($ in thousands)	6/30/19	6/30/18	6/30/19	6/30/18	12/31/18
Balances:
Average gross loans & leases outstanding during period:	$2,337,583	$1,696,737	$2,253,009	$1,597,739	$1,678,746
Gross loans & leases outstanding at end of period:	2,360,595	1,716,185	2,360,595	1,716,185	2,065,260

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,235	$8,659	$10,065	$8,288	$8,288
Prior period reclassification – Mortgage Reserve Funding	-	-	-	-	(181)
Beginning balance of allowance restated	11,235	8,659	10,065	8,288	8,107
Provision charged to expense	791	857	1,913	1,134	2,120

Charge-offs:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	66	6	66	10	52
1-4 family revolving, open-ended	-	7	-	7	7
1-4 family closed-end	-	-	42	-	-
Nonfarm, nonresidential, owner-occupied	-	-	-	-	170
Total Real Estate	66	13	108	17	229
Commercial and industrial	2	5	6	5	265
Credit cards	-	-	-	-	-
Automobile loans	10	-	11	-	5
Loans to individuals - other	28	13	56	32	82
All other loans	-	-	-	-	-
Total	106	31	181	54	581
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	8	19	14	26	34
1-4 family revolving, open-ended	9	8	10	8	27
1-4 family closed-end	66	13	85	27	156
Nonfarm, nonresidential, owner-occupied	2	1	6	2	10
Total Real Estate	85	41	115	63	227
Commercial and industrial	15	10	27	18	44
Credit cards	1	(1)	1	-	1
Automobile loans	9	7	22	13	29
Loans to individuals - other	18	(1)	30	10	37
All other loans	44	(29)	99	40	81
Total	172	27	294	144	419
Net loan charge offs (recoveries)	(65)	4	(113)	(90)	162
Balance at end of period	$12,091	$9,512	$12,091	$9,512	$10,065

RATIOS
Net Charge-offs (recoveries) to average loans & leases (annualized)	(0.011)%	0.0009%	(0.01)%	(0.011)%	0.01%
Allowance for loan losses to gross loans & leases at end of period	0.51%	0.56%	0.51%	0.56%	0.49%
Net Loan Charge-offs (recoveries) to provision for loan losses	(8.22)%	0.47%	(5.91)%	(7.94)%	7.64%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2019 and December 31, 2018.

Allocation of the Allowance for Loan Losses
	June 30, 2019
($ in thousands)	Amount	% of loans in each category to total loans
Commercial, Financial and Agriculture	$2,432	20.1%
Commercial Real Estate	7,872	65.1%
Consumer Real Estate	1,489	12.3%
Installment and Other	250	2.1%
Unallocated	48	0.4%
Total	$12,091	100%

	December 31, 2018
($ in thousands)	Amount	% of loans in each category to total loans
Commercial, Financial and Agriculture	$2,060	14.8%
Commercial Real Estate	6,258	64.6%
Consumer Real Estate	1,743	18.9%
Installment and Other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $77.0 million at June 30, 2019 and $71.4 million at December 31, 2018. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the FHLB. Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities increased $1.1 million due to an increase in Federal Reserve stock. The Company’s net premises and equipment at June 30, 2019 was $97.1 million and $74.8 million at December 31, 2018; an increase of $22.3 million, or 29.9% for the first six months of 2019. Included in the acquisition of FPB was $7.3 million in bank-owned life insurance, creating a balance of $59.0 million at June 30, 2019. Goodwill increased to $119.2 million at June 30, 2019, an increase of $29.5 million from December 31, 2018 as a result of the FPB acquisition. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $3.3 million in the first quarter of 2019, as compared to December 31, 2018 due to the FPB acquisition. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of June 30, 2019.

Other real estate owned increased by $336 thousand, or 3.1%, to $11.2 million at June 30, 2019 as compared to December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $408.4 million at June 30, 2019 and $316.6 million at December 31, 2018, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 17.3% of gross loans at June 30, 2019 and 15.3% at December 31, 2018, with the increase due in part to higher commitments in commercial and industrial loans. The Company also had undrawn commercial and similar letters of credit to customers totaling $11.1 million at June 30, 2019 and $10.7 million at December 31, 2018. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $75.0 million letter of credit issued by the FHLB on the Company’s behalf as security as of June 30, 2019. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

liquidity and CAPITAL RESOURCES

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to assess its ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $835.5 million at June 30, 2019. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2019, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $217.9 million of the Company’s investment balances, compared to $110.8 million at December 31, 2018. The increase in unpledged securities from June 2019 compared to December 2018 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $70.0 million at June 30, 2019. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of June 30, 2019 was 12.0%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2019	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	81.0%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.7%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.1%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.0%	90.0%	In Policy

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended June 30, 2019 and 2018 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	June 30, 2019		December 31, 2018
($ in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$645,838	22.8%	$570,148	23.2%
NOW accounts and Other	999,881	35.3%	835,434	34.0%
Money Market accounts	379,845	13.4%	312,552	12.7%
Savings accounts	265,766	9.4%	253,724	10.3%
Time Deposits of less than $250,000	408,164	14.4%	384,030	15.6%
Time Deposits of $250,000 or more	131,706	4.7%	101,571	4.2%
Total deposits	$2,831,200	100%	$2,457,459	100%

As of June 30, 2019, cash and cash equivalents were $166.0 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $661.7 million at June 30, 2019. Approximately $480.4 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $11.1 million at June 30, 2019.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include federal funds purchased from correspondent banks, borrowings from the FHLB, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and federal funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities decreased by $14.2 million, or 8.5%, in the first six months of 2019, due in part to a decrease in notes payable to the FHLB of $14.3 million. The Company had junior subordinated debentures totaling $80.6 million at June 30, 2019 and $80.5 million December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable, lease liabilities and other accrued but unpaid expenses. Other liabilities increased by $6.0 million, or 34.8%, during the first six months of 2019. On January 1, 2019, the Company adopted the new accounting standard for leases, which requires a lessee to record an ROU and a lease liability for all leases with terms longer than 12 months. The adoption of this guidance resulted in a lease liability of $4.4 million as of June 30, 2019. For more information regarding the Company’s leases, see Note 12 – Leases to the Consolidated Financial Statements.

CAPITAL

At June 30, 2019 the Company had total stockholders’ equity of $466.3 million, comprised of $17.3 million in common stock, $4.9 million in treasury stock, $355.2 million in surplus, $89.2 million in undivided profits and $9.4 million in accumulated comprehensive income (loss) on available-for-sale securities. Total stockholders’ equity at the end of 2018 was $363.3 million. The increase of $103.0 million, or 28.4%, in stockholders’ equity during the first six months of 2019 is comprised of capital added via net earnings of $19.6 million, an $11.2 million increase in accumulated comprehensive income for available-for-sale securities, an $4.4 million increase in treasury stock from the share repurchase program, and $2.7 million of common stock issued for the purchase of FPB, offset by $2.4 million in cash dividends paid.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program has an expiration date of December 31, 2019. Under the March 2019 program, the Company may repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 143,566 shares under the March 2019 program during the three months ended June 30, 2019.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios The First, A National Banking Association	June 30, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	15.5%	11.5%	6.5%
Tier 1 Capital Ratio	15.5%	12.2%	8.0%
Total Capital Ratio	15.9%	15.6%	10.0%
Tier 1 Leverage Ratio	11.8%	10.2%	5.0%

Regulatory Capital Ratios The First Bancshares, Inc.	June 30, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	12.5%	14.8%	N/A
Tier 1 Capital Ratio**	13.1%	14.8%	N/A
Total Capital Ratio	16.2%	15.2%	N/A
Tier 1 Leverage Ratio	10.1%	12.2%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2019 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. As of June 30, 2019, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at June 30, 2019, was $466.3 million, or approximately 13.4% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings, operating earnings per share, fully tax equivalent (“FTE”) net interest income, FTE net interest margin and tangible book value per common share. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to net income, earnings per share, net interest income, net interest margin, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
($ in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income available to common shareholders	$11,983	$5,245	$19,618	$9,202
Effect of acquisition charges	91	3,838	3,270	5,596
Tax on acquisition charges	(23)	(948)	(735)	(1,303)
Treasury awards	-	(917)	(233)	(917)
Tax on Treasury awards	-	232	59	232
Net earnings available to common shareholders, operating	$12,051	$7,450	$21,979	$12,810

Operating Earnings per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
($ in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Book value per common share	$27.22	$21.88	$53.52	$42.83
Effect of intangible assets per share	8.50	5.06	17.01	9.62
Tangible book value per common share	$18.72	$16.82	$36.51	$33.21

Diluted earnings per share	0.69	0.40	1.19	0.74
Effect of acquisition charges	0.01	0.29	0.19	0.45
Tax on acquisition charges	-	(0.07)	(0.04)	(0.10)
Effect of Treasury Awards	-	(0.07)	(0.01)	(0.08)
Tax on Treasury Awards	-	0.02	-	0.02
Diluted earnings per share, operating	$0.70	$0.57	$1.33	$1.03

Net Interest Income Fully Tax Equivalent

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
($ in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income	$30,772	$21,569	$57,904	$37,949
Tax exempt investment income	(790)	(758)	(1,548)	(1,433)
Taxable investment income	1,058	7,015	2,073	1,919
Net interest income fully tax equivalent	$31,040	$21,826	$58,428	$38,435

Average earning assets	$3,049,874	$2,228,831	$2,933,424	$2,228,831
Net interest margin fully tax equivalent	4.07%	3.92%	3.98%	3.67%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	11.0%	-20.0%	34.1%	-40.0%
Up 300 bps	9.9%	-15.0%	30.1%	-30.0%
Up 200 bps	7.6%	-10.0%	23.3%	-20.0%
Up 100 bps	4.3%	-5.0%	13.6%	-10.0%
Down 100 bps	(6.8)%	-5.0%	(6.1)%	-10.0%
Down 200 bps	(11.1)%	-10.0%	(1.2)%	-20.0%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2019, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2019	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	102,525	107,574	115,364	120,333	124,106	126,782	128,076
Dollar Change	(12,839)	(7,790)		4,969	8,742	11,418	12,712
NII @ Risk - Sensitivity Y1	(11.1)%	(6.8)%		4.3%	7.6%	9.9%	11.0%
Policy Limits	-10.0%	-5.0%		-5.0%	-10.0%	-15.0%	-20.0%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $12.8 million lower than in a stable interest rate scenario, for a negative variance of 11.1%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. The potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $8.7 million, or 7.6%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 209.6%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits, which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	685,590	651,761	694,201	788,673	856,153	902,795	930,689
Change in EVE from base	(8,611)	(42,440)		94,472	161,952	208,594	236,488
% Change	(1.2)%	(6.1)%		13.6%	23.3%	30.1%	34.1%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness related to the allowance for loan losses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019 (the “2018 Form 10-K”), that had not been fully remediated as of June 30, 2019.

As previously disclosed in the 2018 Form 10-K, in connection with its fiscal 2018 Sarbanes Oxley testing procedures, management observed a number of deficiencies in the Company’s control environment in four areas: overall design of the control environment; completeness and accuracy of loan controls, including problem loan monitoring; allowance for loan losses; and accounting for business combinations. These deficiencies, which are described in more detail below, in the aggregate, rose to the level of material weaknesses in each of those four areas. None of the identified control deficiencies resulted in material misstatements related to the Company’s annual or interim financial statements, and there were no changes to previously released financial results as a result of the material weaknesses.

•	Overall design of the control environment

o

In the area of preventative controls, management identified areas in which journal entries were recorded by certain personnel, including by the Chief Financial Officer, but a second review was not documented for all entries, and identified deficiencies in the scope of reviews of employee account activities. During the fourth quarter of 2018, management implemented the following corrective actions:

➢  removed the Chief Financial Officer’s access and subjected all entries performed by the Chief Financial Officer during 2018 to supervisory review, and implemented a review control to ensure that all journal entries are now reviewed by a second individual with supervisory authority;

➢  removed the Chief Financial Officer’s administrative rights to the accounts payable system; and

➢  implemented a risk-based testing approach to review activity in employee accounts, and increased the review period for the subject accounts.

o

During the first quarter of 2018, management converted its core provider IT system. During the user template review conducted in the first quarter of 2019, management determined that the review control related to the IT system user template setup during the conversion to the core provider was not performed and documented with sufficient precision, and that the user access rights review was not completed in an effective and timely manner. As a result, management determined that several users had inappropriate user rights which could have resulted in the ability of employees to make inappropriate changes to the IT system platform or conduct inappropriate activity. In addition, management determined that security logs were reviewed daily, however the reviewer was determined not to be independent of the function due to elevated system rights. Subsequently, management implemented the following corrective actions:

➢  implemented an independent party review procedure for all daily logs for 2018 and for subsequent periods;

➢  documented its user access review control and removed excessive rights identified, which involved revisions to user templates; and

➢  performed an additional user template and user access review, based upon changes resulting from the process above, to ensure that user and template rights are assigned appropriately based on job function.

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

o

In the area of financial statements/internal financial reports, management determined that the review of the accuracy of the financial statements was not documented with sufficient precision, and identified an inadequate control design due to the fact that a subordinate was tasked with reviewing the compilation of the financial statements performed by a supervisor. In addition, control deficiencies related to masterfile changes on loans and deposits were not sufficiently mitigated by management's monitoring of financial results through certain financial reports, including our monthly yield variance analysis (among others), as this review was not documented with sufficient precision and did not include testing of the reports for completeness and accuracy. In the third and fourth quarters of 2018, management implemented the following corrective actions:

➢  implemented an alternate control design to eliminate subordinate review; and

➢  implemented controls to provide for documentation of management review and monitoring of financial statements, masterfile changes and other financial reports with sufficient precision.

Management has completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, has determined that controls are operating effectively and the material weakness with respect to the overall design of the control environment has been remediated as of June 30, 2019.

•	Completeness and accuracy of loan controls, including problem loan monitoring

o

With respect to newly originated loans, management determined that testing for completeness and accuracy had not been performed in a timely manner during the post-closing review process for certain loans originated during 2018. During the fourth quarter of 2018, management implemented the following corrective actions:

➢  engaged an independent third party to review the completeness and accuracy of the newly originated loans for 2018; and

➢  redesigned controls to ensure the completeness of review by personnel independent of the recording function.

o	With respect to monitoring of loans between the closing date and systems conversion for acquired banks, loan reports were reviewed by management but not tested and documented for completeness and accuracy with sufficient precision. In the fourth quarter of 2018, management implemented completeness and accuracy controls to determine the validity of the reports provided.

o

With respect to problem loan monitoring, management determined that the review of certain loan reports and other relevant information, including the report of loans 90 days past due and accruing, individual classified and criticized loan reports, and evaluations of troubled debt restructurings (“TDR”), was performed but not documented with sufficient precision, and a completeness check had not been performed to ensure that all loans agreed to the source document, which could have resulted in a lack of timely identification of loans as criticized and classified, impaired, or TDRs. In addition, management determined that the review of the accuracy of loan grade changes submitted via loan status change forms was performed but not documented with sufficient precision and a completeness check had not been performed. During the fourth quarter of 2018, management implemented the following corrective actions:

➢  implemented completeness controls with respect to problem loan monitoring; and

➢  began documenting review controls to provide evidence of their operation.

Management has completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, has determined that controls are operating effectively and the material weakness with respect to the completeness and accuracy of loan controls, including problem loan monitoring has been remediated as of June 30, 2019. A control over the completeness of TDR identification has not been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the control is operating effectively. Management does not believe that this individual deficiency rises to the severity of a material weakness.

•	Allowance for loan losses

o

With respect to the calculation of the allowance for loan losses, management uses a third party consultant to calculate the general reserve used in the calculation, which includes several variables such as bond ratings, loss given default historical percentages, proxy risk grades used to determine probability of default, sensitivity variances used for qualitative and environmental (“Q&E”) reserve adjustments, and other factors. Management did not document and perform with sufficient precision an independent verification of these factors, and did not document the secondary review of its internal determination of included Q&E factors. In addition, management did not document with sufficient precision its rationale for the sensitivity variances used in the Q&E reserve adjustments. During the second quarter of 2019, management implemented the following corrective actions:

➢  implemented additional controls to document with sufficient precision its review and approval of all proxy variables and factors used in the calculation of the allowance for loan losses, as well as its rationale for using the sensitivity variances provided by its third party consultant in the internal determination of the Q&E factors used for reserve adjustments; and

➢  implemented an additional control to document with sufficient precision its review of the mathematical accuracy of its allowance for loan losses model.

o	Management determined that with respect to acquired loans, including loans acquired in 2017, the control related to the measurement and recording of impairment did not operate with sufficient precision, resulting in a finding that loans of approximately $4.3 million that were classified and disclosed as “impaired” should have been classified as “purchased credit impaired,” or PCI. This finding resulted in changes to the method by which measurement and recognition of subsequent impairment is performed, so that impairment is measured and recorded for specific loans individually in accordance with ASC 310-30 and not against credit marks on the overall portfolio of impaired acquired loans. During the fourth quarter of 2018, as a result of enhanced disclosure controls, management reclassified these loans as PCI, properly recorded a reserve adjustment of $537 thousand through the allowance for loan losses for subsequent impairment of acquired loans and implemented an internal PCI policy with control procedures to identify and separately account for PCI loans in future acquisitions.

Management reviewed the allowance for loan losses and determined that there were no material misstatements in the Company’s interim or annual financial statements as a result of the adjustment to the allowance or the material weakness observed with respect to the allowance. However, the identified control deficiencies that led to the material weakness in internal control over financial reporting related to the allowance for loan losses will not be considered fully addressed until the documentation review controls described above have been in operation for a sufficient period of time to allow the Company’s management to conclude, through testing, that the controls are operating effectively and the material weakness has been fully remediated. Management expects the remediation of the material weakness in the area of the allowance for loan losses will be completed during 2019.

•	Accounting for business combinations

o

When completing an acquisition, management must initially record all assets of the acquired bank, both financial and non-financial, at fair value. The fair value of the performing loan portfolio and the core deposit intangible (“CDI”) is estimated using a discounted cash flow method. There are numerous assumptions that are considered when estimating the discounted cash flows, including principal maturities, prepayments, probability of default, loss given default, current market rates and proper discount rates, with respect to loan portfolios; and deposit decay rates, estimated fees, maintenance costs, and alternative costs of funding, with respect to CDI. Management used different third party valuation firms to assist with these fair value estimates for its acquisitions completed in 2018, which resulted in differing assumptions used to value the assets of the banks acquired. Management determined that the control related to the assumptions and methodology utilized in the determination of the value of the loan portfolio and the CDI did not operate with sufficient precision to ensure such values were reasonably stated and supported. During the fourth quarter of 2018, management implemented the following corrective actions:

➢  began using a single valuation firm in order to provide more uniformity in its valuation assumptions and methodology;

➢  reclassified certain acquired loans as PCI in compliance with its newly implemented internal PCI policy; and

➢  implemented a review control related to the reasonableness of its valuation assumptions and methodology.

o	With respect to the purchase price allocation of acquired assets and liabilities, management determined that evidence of the review of certain reports, including the reports related to consideration paid and goodwill, was not appropriately documented with sufficient precision. In the fourth quarter of 2018, management implemented additional documentation procedures to ensure the review of these entries is appropriately documented and that they are recorded accurately.

Management has completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, has determined that the controls are operating effectively. As a result, management has concluded that the material weakness with respect to accounting for business combinations as described above has been fully remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the second quarter of 2019, with respect to the determination and modeling of the allowance for loan losses as described above, management implemented additional controls to document with sufficient precision its review and approval of all proxy variables and factors used in the calculation of the allowance for loan losses, as well as its rationale for using the sensitivity variances provided by its third party consultant in the internal determination of the Q&E factors used for reserve adjustments, and implemented an additional control to document with sufficient precision its review of the mathematical accuracy of its allowance for loan losses model. Other than the changes described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 30, 2019, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	51,587		$30.81	51,587	597,796
May 1 – May 31	91,979		$31.22	91,979	498,336
June 1 – June 30	-	$		-
Total	143,566		$31.09	143,566

The share purchases in the table above were made pursuant to the March 2019 program. The March 2019 program expires on December 31, 2019. As of June 30, 2019, $15.6 million remained available for further share repurchases of common stock under the March 2019 program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 22, 2019, by and between The First Bancshares, Inc. and First Florida Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 23, 2019).

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016).

3.2	Amendment to the Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).

3.3	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
August 9, 2019	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
August 9, 2019	Donna T. (Dee Dee) Lowery, Executive Vice President and
(Date)	Chief Financial Officer