Form 10-Q
period 2019-09-30
FIRST BANCSHARES INC /MS/
filed 2019-11-08
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☑            No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Common stock, $1.00 par value, 18,993,629 shares issued and 18,808,479 outstanding as of November 4, 2019.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$91,810	$71,356
Interest-bearing deposits with banks	68,180	87,751
Federal funds sold	-	-

Total cash and cash equivalents	159,990	159,107

Securities held-to-maturity, at amortized cost	6,328	6,000
Securities available-for-sale, at fair value	612,002	492,224
Other securities	22,517	16,704

Total securities	640,847	514,928

Loans held for sale	11,104	4,838
Loans	2,349,986	2,060,422
Allowance for loan losses	(13,043)	(10,065)

Loans, net	2,348,047	2,055,195

Interest receivable	12,415	10,778
Premises and equipment	96,726	74,783
Cash surrender value of bank-owned life insurance	59,254	50,796
Goodwill	118,636	89,750
Other real estate owned	9,974	10,869
Other assets	36,042	37,780

TOTAL ASSETS	$3,481,931	$3,003,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$642,054	$570,148
Interest-bearing	2,119,291	1,887,311

TOTAL DEPOSITS	2,761,345	2,457,459

Interest payable	2,236	1,519
Borrowed funds	136,250	85,500
Subordinated debentures	80,639	80,521
Other liabilities	23,373	15,733
TOTAL LIABILITIES	3,003,843	2,640,732

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 40,000,000 shares authorized; 17,307,558 shares issued at September 30, 2019, and 14,857,092 shares issued at December 31, 2018, respectively	17,308	14,857
Additional paid-in capital	355,641	278,659
Retained earnings	100,107	71,998
Accumulated other comprehensive gain (loss)	10,373	(1,796)
Treasury stock, at cost, 183,933 shares at September 30, 2019 and 26,494 shares at December 31, 2018	(5,341)	(464)

TOTAL STOCKHOLDERS’ EQUITY	478,088	363,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,481,931	$3,003,986

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$32,480	$22,407	$93,749	$60,106
Interest and dividends on securities:
Taxable interest and dividends	3,924	2,369	11,758	6,778
Tax exempt interest	828	757	2,375	2,190
Interest on federal funds sold and interest bearing deposits in other banks	9	95	203	348

TOTAL INTEREST INCOME	37,241	25,628	108,085	69,422

INTEREST EXPENSE:
Interest on deposits	5,061	2,782	14,747	7,169
Interest on borrowed funds	1,721	1,177	4,976	2,634

TOTAL INTEREST EXPENSE	6,782	3,959	19,723	9,803

NET INTEREST INCOME	30,459	21,669	88,362	59,619

PROVISION FOR LOAN LOSSES	974	412	2,888	1,546
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,485	21,257	85,474	58,073

NON-INTEREST INCOME:
Service charges on deposit accounts	1,979	1,538	5,727	3,906
Other service charges and fees	5,124	3,536	13,646	10,258
TOTAL NON-INTEREST INCOME	7,103	5,074	19,373	14,164

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,612	9,266	33,924	26,557
Occupancy and equipment	2,632	2,163	7,606	5,844
Acquisition and integration charges	705	4,059	3,975	9,655
Other	5,876	4,298	18,104	12,008

TOTAL NON-INTEREST EXPENSES	20,825	19,786	63,609	54,064

INCOME BEFORE INCOME TAXES	15,763	6,545	41,238	18,173

INCOME TAXES	3,491	1,383	9,348	3,809

NET INCOME	$12,272	$5,162	$31,890	$14,364

BASIC EARNINGS PER SHARE	$0.72	$0.39	$1.91	$1.14
DILUTED EARNINGS PER SHARE	0.71	0.39	1.90	1.13

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income per consolidated statements of income	$12,272	$5,162	$31,890	$14,364

Other Comprehensive Income:

Unrealized holding gains/(losses) arising during period on available-for-sale securities	1,369	(2,463)	16,509	(7,873)

Reclassification adjustment for (gains)/losses included in net income	(57)	-	(131)	-

Unrealized holding gains/(losses) arising during period on available-for-sale securities	1,312	(2,463)	16,378	(7,873)

Income tax (expense) benefit	(378)	623	(4,209)	1,990

Other comprehensive income (loss)	934	(1,840)	12,169	(5,883)

Comprehensive Income	$13,206	$3,322	$44,059	$8,481

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, June 30, 2018	13,092,447	$13,092	$216,310	$61,369	$(4,481)	(26,494)	$(464)	$285,826
Net income	-	-	-	5,162	-		-	5,162
Other comprehensive income	-	-	-	-	(1,840)	-	-	(1,840)
Dividends on common stock, $0.05 per share	-	-	-	(653)	-	-	-	(653)
Restricted stock grant	9,133	10	(10)	-	-	-	-	-
Compensation expense			326					326
Repurchase of restricted shares for payment of taxes	(570)	(1)	(22)	-	-	-	-	(23)
Balance, September 30, 2018	13,101,010	$13,101	$216,604	$65,878	$(6,321)	(26,494)	$(464)	$288,798

Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281
Net income	-	-	-	12,272	-	-	-	12,272
Common stock repurchased	-	-	-	-	-	(13,873)	(435)	(435)
Other comprehensive income	-	-	-	-	934	-	-	934
Dividends on common stock, $0.08 per share	-	-	-	(1,396)	-	-	-	(1,396)
Issuance of restricted stock grants	8,333	9	(9)	-	-	-	-	-
Restricted stock grant forfeited	(750)	(1)	1					-
Compensation expense	-	-	432	-	-	-	-	432
Balance, September 30, 2019	17,307,558	$17,308	$355,641	$100,107	$10,373	(183,933)	$(5,341)	$478,088

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

($ in thousands except per share amount, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2018	11,192,401	$11,192	$158,456	$53,722	$(438)	(26,494)	$(464)	$222,468
Net income	-	-	-	14,364	-	-	-	14,364
Other comprehensive income	-	-	-	-	(5,883)	-	-	(5,883)
Dividends on common stock, $0.15 per share		-	-	(1,859)	-	-	-	(1,859)
Issuance of 1,134,010 common shares for Southwest acquisition	1,134,010	1,134	34,871	-	-	-	-	36,005
Issuance of 726,461 common shares for Sunshine acquisition	726,461	726	22,702					23,428
Issuance restricted stock grants	60,984	62	(62)	-	-	-	-	-
Restricted stock grant forfeited	(12,276)	(12)	12	-	-	-	-	-
Expenses associated with common stock issuance		-	(237)	-	-	-	-	(237)
Compensation expense		-	884	-	-	-	-	884
ASU 2016-01 Implementation	-	-	-	(349)	-	-	-	(349)
Repurchase of restricted stock for payment of taxes	(570)	(1)	(22)	-	-	-	-	(23)
Balance, September 30, 2018	13,101,010	$13,101	$216,604	$65,878	$(6,321)	(26,494)	$(464)	$288,798

Balance, January 1, 2019	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income		-	-	31,890	-	-	-	31,890
Common stock repurchased		-	-	-	-	(157,439)	(4,877)	(4,877)
Other comprehensive income		-	-	-	12,169	-	-	12,169
Dividends on common stock, $0.23 per share		-	-	(3,781)	-	-	-	(3,781)
Issuance of 2,377,501 common shares for FPB acquisition	2,377,501	2,378	75,842	-	-	-	-	78,220
Issuance restricted stock grants	75,215	75	(75)	-	-	-	-	-
Restricted stock grant forfeited	(2,250)	(2)	2	-	-	-	-	-
Compensation expense	-	-	1,213	-	-	-	-	1,213
Balance, September 30, 2019	17,307,558	$17,308	$355,641	$100,107	$10,373	(183,933)	$(5,341)	$478,088

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited) Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$31,890	$14,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,333	3,125
Provision for loan losses	2,888	1,546
Loss on sale/writedown of ORE	332	31
Securities (gain)/losses	(136)	-
Gain on sale of premises and equipment	(11)	-
Restricted stock expense	1,213	884
Increase in cash value of life insurance	(1,146)	(657)
Federal Home Loan Bank stock dividends	(130)	(85)
Payments on operating leases	(581)	-
Residential loans originated and held for sale	(134,749)	(105,280)
Proceeds from sale of residential loans held for sale	128,558	105,761
Changes in:
Interest receivable	(278)	(570)
Interest payable	642	145
Other, net	(157)	3,711
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,668	22,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	74,871	46,383
Proceeds from sales of securities available-for-sale	20,290	18,573
Purchases of available-for-sale securities	(107,557)	(64,248)
Redemptions (Purchases) of other securities	(4,377)	(327)
Net increase in loans	(42,473)	(86,405)
Net increase in premises and equipment	(6,013)	(3,174)
Proceeds from sale of other real estate owned	2,694	1,171
Proceeds from the sale of premises and equipment	1,689	-
Proceeds from the sale of other assets	65	-
Cash received in excess of cash paid for acquisitions	14,743	29,901
NET CASH USED IN INVESTING ACTIVITIES	(46,068)	(58,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits	(8,628)	66,596
Net increase in borrowed funds	33,500	(63,672)
Dividends paid on common stock	(3,712)	(1,829)
Repurchase of restricted stock for payment of taxes	-	(23)
Expenses associated with capital raise	-	(237)
Cash paid to repurchase common stock	(4,877)	-
Issuance of subordinated debt, net	-	64,766
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,283	65,601

NET INCREASE IN CASH	883	30,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	159,107	91,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,990	$122,371

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest	4,918	9,430
Loans transferred to other real estate	1,616	1,510
Issuance of restricted stock grants	75	61
Stock issued in connection with Southwest acquisition	-	36,005
Stock issued in connection with Sunshine acquisition	-	23,428
Stock issued in connection with FPB acquisition	78,220	-
Dividends on restricted stock grants	69	32
Right-of-use assets obtained in exchange for operating lease liabilities	4,393	-

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2018.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At September 30, 2019, the Company had approximately $3.482 billion in assets, $2.348 billion in net loans, $2.761 billion in deposits, and $478.1 million in stockholders' equity. For the nine months ended September 30, 2019, the Company reported net income of $31.9 million. After tax merger related costs of $3.1 million were expensed during the nine months ended September 30, 2019.

On August 23, 2019, the Company paid a cash dividend in the amount of $0.08 per share to shareholders of record as of the close of business on Friday, August 9, 2019.

On May 24, 2019, the Company paid a cash dividend in the amount of $0.08 per share to shareholders of record as of the close of business on Friday, May 10, 2019.

On February 26, 2019, the Company paid a cash dividend in the amount of $0.07 per share to shareholders of record as of the close of business on Monday, February 11, 2019.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. ASU 2018-15 will not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. ASU 2017-04 will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2916-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment throughout the estimation process including, but not limited to, pooling of financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years and interim periods beginning after December 15, 2019 for public business entities that are SEC filers. The Company will adopt ASU 2016-13 on January 1, 2020.

The Company’s CECL Implementation Team continues to make progress in its plan for adoption, and is currently evaluating what impact ASU 2016-13 will have on our consolidated financial statements and disclosures. While we are currently unable to reasonably estimate that impact, it could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. The Company, with help from its third party ALLL modeling vendor, completed the tasks of data capture, portfolio segmentation and input of other proxy data during the second quarter to complete runs in the third quarter using that model. Also during the third quarter, the Company engaged a third party vendor to assist in the development of a qualitative and environmental loss factor model (Q&E Model), as well as model validation. The Company’s plan for the fourth quarter is to approve the input of modeled qualitative loss factors, and to complete validation of our reasonable and supportable forecast model, leading to a final parallel run at end-of-year 2019.

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

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

FPB Financial Corp.

On March 2, 2019, the Company completed its acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank with and into The First. The Company paid a total consideration of $78.2 million in stock to the FPB shareholders as consideration in the merger, which included 2,377,501 shares of Company common stock and $5 thousand in cash.

In connection with the acquisition, the Company recorded approximately $28.8 million of goodwill and $6.6 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $247.8 million loan portfolio at an estimated fair value discount of $3.1 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $97 thousand and $2.2 million for the three month and nine months period ended September 30, 2019, respectively. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of FPB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through March 2, 2020, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on March 2, 2019 ($ in thousands):

Purchase price:
Cash and stock	$78,225
Total purchase price	78,225

Identifiable assets:
Cash and due from banks	14,748
Investments	93,604
Loans	244,665
Bank owned life insurance	7,312
Core deposit intangible	6,597
Personal and real property	17,358
Other assets	1,152
Total assets	385,436

Liabilities and equity:
Deposits	312,453
Borrowed funds	17,250
Other liabilities	6,291
Total liabilities	335,994
Net assets acquired	49,442
Goodwill resulting from acquisition	$28,783

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2019, are as follows ($ in thousands):

	March 2, 2019	September 30, 2019
Outstanding principal balance	$247,774	$212,917
Carrying amount	244,665	210,486

Purchased credit impaired loans are detailed in Note 10 – Loans.

FMB Financial Corp.

On November 1, 2018, the Company completed its acquisition of FMB Banking Corporation (“FMB”), and immediately thereafter merged its wholly-owned subsidiary, Farmers & Merchants Bank, with and into The First. The Company paid a total consideration of $79.5 million to the FMB shareholders as consideration in the merger, which included 1,763,042 shares of the Company’s common stock and $16.0 million in cash.

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

Expenses associated with the acquisition were $59 thousand and $615 thousand for the three month and nine months period ended September 30, 2019, respectively. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of FMB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through November 1, 2019, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on November 1, 2018 ($ in thousands):

Purchase price:
Cash and stock	$79,547
Total purchase price	79,547

Identifiable assets:
Cash and due from banks	28,556
Investments	97,331
Loans	317,909
Bank owned life insurance	13,639
Core deposit intangible	10,203
Personal and real property	14,950
Other assets	3,054
Total assets	485,642

Liabilities and equity:
Deposits	431,276
Borrowed funds	5,369
Other liabilities	5,894
Total liabilities	442,539
Net assets acquired	43,103
Goodwill resulting from acquisition	$36,444

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the acquisition date and at September 30, 2019, are as follows ($ in thousands):

	November 1, 2018	September 30, 2019
Outstanding principal balance	$325,509	$247,629
Carrying amount	317,909	242,017

Purchased credit impaired loans are detailed in Note 10 – Loans.

Sunshine Financial, Inc.

On April 1, 2018, the Company completed its acquisition of Sunshine Financial, Inc., (“Sunshine”), and immediately thereafter merged its wholly-owned subsidiary, Sunshine Community Bank, with and into The First. The Company paid a total consideration of $30.5 million to the Sunshine shareholders as consideration in the merger, which included 726,461 shares of Company common stock and $7 million in cash.

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

Expenses associated with the acquisition were $0 and $250 thousand for the three month and nine months period ended September 30, 2019, respectively. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2019, are as follows ($ in thousands):

	April 1, 2018	September 30, 2019
Outstanding principal balance	$173,052	$141,250
Carrying amount	168,561	138,560

Purchased credit impaired loans are detailed in Note 10 – Loans.

Southwest Banc Shares, Inc.

On March 1, 2018, the Company completed its acquisition of Southwest Banc Shares, Inc., (“Southwest”), and immediately thereafter merged its wholly-owned subsidiary, First Community Bank, with and into The First. The Company paid a total consideration of $60.0 million to the Southwest shareholders as consideration in the merger, which included 1,134,010 shares of Company common stock and $24 million in cash.

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

Expenses associated with the acquisition were $150 thousand and $519 thousand for the three month and nine months period ended September 30, 2019, respectively. These costs included systems conversions and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2019, are as follows ($ in thousands):

	March 1, 2018	September 30, 2019
Outstanding principal balance	$274,669	$163,223
Carrying amount	271,150	161,806

Purchased credit impaired loans are detailed in Note 10 – Loans.

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the nine months ended September 30, 2019 and September 30, 2018 presents supplemental information as if the Southwest, Sunshine, FMB and FPB acquisitions had occurred on January 1, 2018. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

	Pro-Forma	Pro-Forma
($ in thousands)	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(unaudited)	(unaudited)
Net interest income	$91,011	$88,904
Non-interest income	19,854	18,812
Total revenue	$110,865	$107,716
Income before income taxes	$46,030	$40,616

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders ($ in thousands, except per share amount):

	For the Three Months Ended
	September 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$12,272	17,130,610	$0.72

Effect of dilutive shares:
Restricted stock grants		150,713

Diluted earnings per share	$12,272	17,281,323	$0.71

	For the Nine months ended
	September 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$31,890	16,653,045	$1.91

Effect of dilutive shares:
Restricted stock grants		136,873

Diluted earnings per share	$31,890	16,789,918	$1.90

	For the Three Months Ended
	September 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$5,162	13,072,455	$0.39

Effect of dilutive shares:
Restricted stock grants		119,752

Diluted earnings per share	$5,162	13,192,207	$0.39

	For the Nine months ended
	September 30, 2018
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$14,364	12,565,000	$1.14

Effect of dilutive shares:
Restricted stock grants		119,752

Diluted earnings per share	$14,364	12,684,752	$1.13

The Company granted 66,132 shares of restricted stock in the first quarter of 2019 and 51,851 shares of restricted stock in the first quarter of 2018. The Company granted 750 shares of restricted stock in the second quarter of 2019 and made no grants of restricted stock during the second quarter of 2018. The Company granted 8,333 shares of restricted stock in the third quarter of 2019 and 9,133 shares of restricted stock in the third quarter of 2018.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale debt securities, which are also recognized as separate components of equity.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2019, and December 31, 2018, these financial instruments consisted of the following:

	September 30, 2019		December 31, 2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$79,384	$1,793	$32,624	$36,780
Unused lines of credit	127,886	200,629	115,524	131,741
Commercial & similar letters of credit	2,475	8,529	2,357	8,367

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 19.7% and maturities ranging from approximately 1 year to 30 years.

NOTE 8 – FAIR VALUE DISCLOSURES AND REPORTING, THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2019 and December 31, 2018:

•	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Impaired Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.

•	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

			Fair Value Measurements
As of September 30, 2019 ($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$159,990	$159,990	$159,990	$-	$-
Securities available-for-sale:
Obligations of U.S. Government agencies and sponsored entities	65,009	65,009	-	65,009	-
Municipal securities	170,298	170,298	-	159,511	10,787
Mortgage-backed securities	366,062	366,062	-	366,062	-
Corporate obligations	10,633	10,633	-	10,220	413
Securities held-to-maturity	6,328	7,531	-	7,531	-
Loans, net	2,348,047	2,321,293	-	-	2,321,293
Accrued interest receivable	12,415	12,415	-	3,125	9,286

Liabilities:
Non-interest-bearing deposits	$642,054	$642,054	$-	$642,054	$-
Interest-bearing deposits	2,119,291	2,107,490	-	2,107,490	-
Subordinated debentures	80,639	79,229	-	-	79,229
FHLB and other borrowings	136,250	136,250	-	136,250	-
Accrued interest payable	2,236	2,236	-	2,236	-

			Fair Value Measurements
As of December 31, 2018 ($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$159,107	$159,107	$159,107	$-	$-
Securities available-for-sale:
Obligations of U.S. Government agencies and sponsored entities	47,342	47,342	-	47,342	-
Municipal securities	150,064	150,064	-	142,490	7,574
Mortgage-backed securities	287,470	287,470	-	287,470	-
Corporate obligations	7,348	7,348	-	6,474	874
Securities held-to-maturity	6,000	7,028	-	7,028	-
Loans, net	2,055,195	2,020,782	-	-	2,020,782
Accrued interest receivable	10,778	10,778	-	2,673	8,105

Liabilities:
Noninterest-bearing deposits	$570,148	$570,148	$-	$570,148	$-
Interest-bearing deposits	1,887,311	1,855,637	-	1,855,637	-
Subordinated debentures	80,521	76,986	-	-	76,986
FHLB and other borrowings	85,500	85,500	-	85,500	-
Accrued interest payable	1,519	1,519	-	1,519	-

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2019

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Obligations of U.S. Government agencies and sponsored entities	$65,009	$-	$65,009	$-
Municipal securities	170,298	-	159,511	10,787
Mortgage-backed securities	366,062	-	366,062	-
Corporate obligations	10,633	-	10,220	413
Total available-for-sale	$612,002	$-	$600,802	$11,200

December 31, 2018

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
Obligations of U.S. Government agencies and sponsored entities	$47,342	$-	$47,342	$-
Municipal securities	150,064	-	142,490	7,574
Mortgage-backed securities	287,470	-	287,470	-
Corporate obligations	7,348	-	6,474	874
Total available-for-sale	$492,224	$-	$483,776	$8,448

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2019	2018
Balance, January 1	$874	$2,569
Unrealized (loss) gain included in comprehensive income	(461)	(1,695)
Balance at September 30, 2019 and December 31, 2018	$413	$874

	Municipal Securities
($ in thousands)	2019	2018
Balance, January 1	$7,574	$4,818
Unrealized (loss) gain included in comprehensive income	3,213	2,756
Balance at September 30, 2019 and December 31, 2018	$10,787	$7,574

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2019	$413	Discounted cash flow	Probability of default	2.90% - 4.39%
December 31, 2018	$874	Discounted cash flow	Probability of default	3.71% - 5.03%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2019	$10,787	Discounted cash flow	Discount Rate	1.70% - 3.15%
December 31, 2018	$7,574	Discounted cash flow	Discount Rate	2.00% - 3.50%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2019 and December 31, 2018.

September 30, 2019

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$21,712	$-	$-	$21,712

Other real estate owned	9,974	-	-	9,974

December 31, 2018

		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11,571	$-	$-	$11,571

Other real estate owned	10,869	-	-	10,869

NOTE 9 – SECURITIES

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

A summary of the amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities at September 30, 2019 and December 31, 2018, follows:

	September 30, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies and sponsored entities	$63,097	$1,919	$7	$65,009
Tax-exempt and taxable obligations of states and municipal subdivisions	166,449	3,970	121	170,298
Mortgage-backed securities	357,933	8,404	275	366,062
Corporate obligations	10,611	125	103	10,633
Total	$598,090	$14,418	$506	$612,002

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,208	$-	$7,208
Mortgage-backed securities	328	-	5	323
Total	$6,328	$1,208	$5	$7,531

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Obligations of U.S. Government agencies sponsored entities	$47,212	$405	$275	$47,342
Tax-exempt and taxable obligations of states and municipal subdivisions	150,215	1,070	1,221	150,064
Mortgage-backed securities	289,745	1,171	3,446	287,470
Corporate obligations	7,518	15	185	7,348
Total	$494,690	$2,661	$5,127	$492,224

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,028	$-	$7,028

The scheduled maturities of securities at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$23,477	$23,563	$-	$-
Due after one year through five years	76,610	77,856	-	-
Due after five years through ten years	101,616	105,078	6,000	7,208
Due greater than ten years	38,454	39,443	-	-
Mortgage-backed securities	357,933	366,062	328	323
Total	$598,090	$612,002	$6,328	$7,531

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$19,825	$19,794	$-	$-
Due after one year through five years	64,933	64,925	-	-
Due after five years through ten years	82,455	82,687	6,000	7,028
Due greater than ten years	37,732	37,348	-	-
Mortgage-backed securities	289,745	287,470	-	-
Total	$494,690	$492,224	$6,000	$7,028

Actual maturities can differ from contractual maturities because the obligations may be called or prepaid with or without penalties.

The details concerning securities classified as available-for-sale with unrealized losses as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government agencies and sponsored entities	$124	$-	$1,847	$7	$1,971	$7
Tax-exempt and taxable obligations of state and municipal subdivisions	234	-	13,035	121	13,269	121
Mortgage-backed securities	8,535	14	44,686	261	53,221	275
Corporate obligations	1,970	3	441	100	2,411	103
Total	$10,863	$17	$60,009	$489	$70,872	$506

	December 31, 2018
	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S Government agencies and sponsored entities	$11,034	$52	$7,838	$223	$18,872	$275
Tax-exempt and taxable obligations of state and municipal subdivisions	38,200	311	42,102	910	80,302	1,221
Mortgage-backed securities	93,294	843	101,005	2,603	194,299	3,446
Corporate obligations	1,962	40	4,969	145	6,931	185
Total	$144,490	$1,246	$155,914	$3,881	$300,404	$5,127

At September 30, 2019 and December 31, 2018, the Company’s securities portfolio consisted of 83 and 427 securities, respectively, which were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitutes an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance resulted in a $348 thousand decrease to retained earnings. No OTTI losses were recognized during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual including purchased credit impaired (“PCI”) loans that are on non-accrual:

	September 30, 2019
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non-Accrual and PCI	Total Loans
Real Estate-construction	$484	$15	$82	$1,634	$2,215	$284,103
Residential secured loans including multi-family and farmland	4,259	1,378	907	8,075	14,619	724,860
Real Estate-nonfarm nonresidential	2,514	522	19,692	3,231	25,959	943,218
Commercial	1,278	4	1,423	17	2,722	338,584
Lease financing receivable	-	-	-	-	-	3,239
Obligations of states and subdivisions	-	-	-	-	-	16,545
Consumer installment	323	197	96	18	634	39,437
Total	$8,858	$2,116	$22,200	$12,975	$46,149	$2,349,986

	December 31, 2018
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Non- Accrual	PCI	Total Past Due, Non-Accrual and PCI	Total Loans
Real Estate-construction	$818	$114	$8	$1,830	$2,770	$298,718
Residential secured loans including multi-family and farmland	5,528	650	1,411	7,781	15,370	617,804
Real Estate-nonfarm, nonresidential	4,319	456	9,179	3,576	17,530	776,880
Commercial	1,650	-	1,024	184	2,858	301,182
Lease financing receivable	-	-	-	-	-	2,891
Obligations of states and subdivisions	-	-	-	-	-	16,941
Consumer installment	507	45	46	34	632	46,006
Total	$12,822	$1,265	$11,668	$13,405	$39,160	$2,060,422

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

Total outstanding purchased credit impaired loans were $18.0 million and the related purchase accounting discount was $3.4 million as of September 30, 2019, and $17.7 million and $3.8 million as of December 31, 2018, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged-off. There was no related allowance allocated to the acquired impaired loans.

Changes in the accretable yield for purchased credit impaired loans were as follows at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
($ in thousands)	Accretable Yield	Accretable Yield
Balance at beginning of period, January 1	$3,835	$836
Reclassification from prior years	-	859
Addition	307	762
Accretion	(845)	(225)
Transfer from non-accretable	145	145
Charge-off	-	(10)
Balance at end of period	$3,442	$2,367

The following tables provide additional detail of impaired loans broken out according to class as of September 30, 2019 and December 31, 2018. The recorded investment included in the following tables represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2019 are on non-accrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2019
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$656	$656	$-	$572	$7
Commercial real estate	11,668	12,192	-	8,815	573
Consumer real estate	535	639	-	2,714	-
Consumer installment	3	3	-	18	-
Total	$12,862	$13,490	$-	$12,119	$580

Impaired loans with a related allowance:
Commercial, financial and agriculture	$1,633	$1,634	$308	$1,641	$13
Commercial real estate	10,381	10,459	2,625	8,543	49
Consumer real estate	416	461	54	459	3
Consumer installment	110	110	44	82	2
Total	$12,540	$12,664	$3,031	$10,725	$67

Total Impaired Loans:
Commercial, financial and agriculture	$2,289	$2,290	$308	$2,213	$20
Commercial real estate	22,049	22,651	2,625	17,358	622
Consumer real estate	951	1,100	54	3,173	3
Consumer installment	113	113	44	100	2
Total Impaired Loans	$25,402	$26,154	$3,031	$22,844	$647

As of September 30, 2019, the Company had $1.8 million of foreclosed residential real estate property obtained by physical possession and $1.3 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2018				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$709	$709	$-	$379	$27
Commercial real estate	6,441	8,170	-	7,685	427
Consumer real estate	445	760	-	4,522	69
Consumer installment	-	-	-	82	3
Total	$7,595	$9,639	$-	$12,668	$526
Impaired loans with a related allowance:
Commercial, financial and agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176
Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	-
Total	$5,864	$5,864	$1,179	$4,415	$195
Total Impaired Loans:
Commercial, financial and agriculture	$1,669	$1,669	$329	$1,347	$30
Commercial real estate	10,953	12,682	758	10,553	603
Consumer real estate	811	1,126	66	5,077	85
Consumer installment	26	26	26	106	3
Total Impaired Loans	$13,459	$15,503	$1,179	$17,083	$721

The following table is a summary of interest income recognized during impairment and cash-basis interest earned on impaired loans:

($ in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Interest income recognized during impairment	$284	$443
Cash-basis interest income recognized	116	275

The gross interest income that would have been recorded in the period that ended if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2019, was $143 thousand and $693 thousand, respectively. The Company had no loan commitments to borrowers in non-accrual status at September 30, 2019 and December 31, 2018.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

There were 3 and 7 TDRs modified during the three months and nine months ended September 30, 2019, respectively. One TDR was modified during the three months and nine months ended September 30, 2018. The balance of TDRs was $30.0 million at September 30, 2019 and $14.3 million at December 31, 2018. The increase of $15.7 million is attributable to acquired loans and one relationship that was modified during the third quarter. There was $2.1 million allocated in specific reserves established with respect to these loans as of September 30, 2019. As of September 30, 2019, the Company had no additional amount committed on any loan classified as TDR.

The following tables set forth the amounts and past due status for the Company’s TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-accrual	Total
Commercial, financial and agriculture	$607	$574	$-	$911	$2,092
Commercial real estate	4,578	219	-	18,328	23,125
Residential real estate	1,460	38	58	3,169	4,725
Consumer installment	34	-	-	-	34
Total	$6,679	$831	$58	$22,408	$29,976
Allowance for loan losses	$129	$-	$-	$1,997	$2,126

	December 31, 2018
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Non-accrual	Total
Commercial, financial and agriculture	$13	$646	$-	$18	$676
Commercial real estate	4,827	-	-	5,425	10,252
Residential real estate	442	86	-	2,801	3,329
Consumer installment	25	-	-	13	38
Total	$5,307	$732	$-	$8,257	$14,295
Allowance for loan losses	$80	$13	$-	$110	$203

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were 5 loans, which totaled $14.0 million, that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarter ending September 30, 2019. There were no loans that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the quarter ending September 30, 2018. There were 13 loans, which totaled $17.9 million, and no loans that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2019 and September 30, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk categories of loans by class of loans (excluding mortgage loans held for sale) were as follows:

		September 30, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total
Pass	$336,249	$1,480,834	$429,355	$36,353	$2,282,791
Special Mention	2,195	7,002	1,978	24	11,199
Substandard	2,561	41,691	12,236	457	56,945
Doubtful	19	79	-	-	98
Subtotal	341,024	1,529,606	443,569	36,834	2,351,033
Less:
Unearned discount	-	1,047	-	-	1,047
Loans, net of unearned discount	$341,024	$1,528,559	$443,569	$36,834	$2,349,986

		December 31, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Total
Pass	$300,685	$1,286,151	$377,028	$34,127	$1,997,991
Special Mention	842	12,401	1,962	13	15,218
Substandard	2,640	33,856	10,959	270	47,725
Doubtful	16	85	-	-	101
Subtotal	304,183	1,332,493	389,949	34,410	2,061,035
Less:
Unearned discount	-	613	-	-	613
Loans, net of unearned discount	$304,183	$1,331,880	$389,949	$34,410	$2,060,422

Allowance for Loan Losses

Activity in the allowance for loan losses for the period was as follows:

	Three months ended September 30, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,432	$7,872	$1,489	$250	$48	$12,091
Provision for loan losses	(82)	787	294	18	(43)	974
Charge-offs	17	(66)	174	76	-	201
Recoveries	24	9	64	82	-	179
Net Charge-offs (recoveries)	(7)	(75)	110	(6)	-	22
Ending Balance	$2,357	$8,734	$1,673	$274	$5	$13,043

	Nine months ended September 30, 2019
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,060	$6,258	$1,743	$201	$(197)	$10,065
Provision for loan losses	269	2,454	(19)	(18)	202	2,888
Charge-offs	23	-	216	143	-	382
Recoveries	51	22	165	234	-	472
Net Charge-offs (recoveries)	(28)	(22)	51	(91)	-	(90)
Ending Balance	$2,357	$8,734	$1,673	$274	$5	$13,043

	Three months ended September 30, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,011	$5,136	$1,598	$184	$583	$9,512
Provision for loan losses	268	272	(37)	10	(101)	412
Charge-offs	242	42	-	39	-	323
Recoveries	18	4	103	39	-	164
Net Charge-offs (recoveries)	224	38	(103)	-	-	159
Ending Balance	$2,055	$5,370	$1,664	$194	$482	$9,765

	Nine months ended September 30, 2018
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,608	$4,644	$1,499	$173	$364	$8,288
Provision for loan losses	658	748	32	(10)	118	1,546
Charge-offs	247	52	7	71	-	377
Recoveries	36	30	140	102	-	308
Net Charge-offs (recoveries)	211	22	(133)	(31)	-	69
Ending Balance	$2,055	$5,370	$1,664	$194	$482	$9,765

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2019 and December 31, 2018. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan and Lease Losses” for a description of our methodology.

	September 30, 2019
	Commercial
	Financial and	Commercial	Consumer	Installment
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Loans
Individually evaluated	$2,290	$22,048	$951	$114	$-	$25,403
Collectively evaluated	354,912	1,545,912	366,400	39,352	-	2,306,576
PCI loans	116	10,788	7,056	47	-	18,007
Total	$357,318	$1,578,748	$374,407	$39,513	-	$2,349,986

Allowance for Loan Losses
Individually evaluated	$308	$2,625	$54	$44	$-	$3,031
Collectively evaluated	2,049	6,109	1,619	230	5	10,012
Total	$2,357	$8,734	$1,673	$274	$5	$13,043

	December 31, 2018
	Commercial
	Financial and	Commercial	Consumer	Installment
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Loans
Individually evaluated	$1,657	$10,932	$804	$66	$-	$13,459
Collectively evaluated	302,329	1,309,322	383,368	34,292	-	2,029,311
PCI loans	197	11,626	5,777	52	-	17,652
Total	$304,183	$1,331,880	$389,949	$34,410	-	$2,060,422

Allowance for Loan Losses
Individually evaluated	$329	$758	$66	$26	$-	$1,179
Collectively evaluated	1,731	5,500	1,677	175	(197)	8,886
Total	$2,060	$6,258	$1,743	$201	$(197)	$10,065

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue, by operating segments, for the three months and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2019				Nine months ended September 30, 2019
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$1,117	$-	$-	$1,117	$3,129	$1	$-	$3,130
Other	861	1	-	862	2,596	2	-	2,598
Interchange income	2,252	-	-	2,252	5,949	-	-	5,949
Investment brokerage fees	24	-	-	24	58	-	-	58
Net gains (losses) on OREO	51	-	-	51	23	-	-	23
Net gains on sale of loans (a)	-	-	-	-	-	-	-	-
Net gains (losses) on sales of securities (a)	57	-	-	57	131	-	-	131
Other	932	1,799	9	2,740	2,871	4,265	348	7,484

Total non-interest income	$5,294	$1,800	$9	$7,103	$14,757	$4,268	$348	$19,373

	Three Months Ended September 30, 2018				Nine months ended September 30, 2018
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$873	$-	$-	$873	$2,299	$2	$-	$2,301
Other	664	1	-	665	1,603	2	-	1,605
Interchange income	1,180	-	-	1,180	3,720	-	-	3,720
Investment brokerage fees	10	-	-	10	36	-	-	36
Net gains (losses) on OREO	44	-	-	44	59	-	-	59
Net gains on sale of loans (a)	21	-	-	21	33	-	-	33
Net gains (losses) on sales of securities (a)	(5)	-	-	(5)	(5)	-	-	(5)
Other	1,219	1,066	1	2,286	2,422	3,075	918	6,415

Total non-interest income	$4,006	$1,067	$1	$5,074	$10,167	$3,079	$918	$14,164

(a)	Not within scope of ASC 606

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

Our leases relate primarily to bank branches with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options, which are not generally considered reasonably certain of exercise, and they are not included in the lease term. As of September 30, 2019, operating lease ROU assets and liabilities were $4.4 million and $4.4 million, respectively.

The table below summarizes our net lease costs:

	Three months ended	Nine months ended
($ in thousands)	September 30, 2019	September 30, 2019
Operating lease costs	$231	$581

Cash paid for amounts included in the measurement of lease liability
Operating cash flows from operating leases	$231	$581

The table below summarizes other information related to our operating leases:

Weighted-average remaining lease term – operating leases	5.8 years
Weighted-average discount rate – operating leases	2.8%

The table below summarizes the maturity of remaining lease liabilities:

($ in thousands)	September 30, 2019
Remaining 2019	$245
2020	946
2021	830
2022	794
2023	743
2024 and thereafter	1,314
Total lease payments	$4,872
Less: Interest	(409)
Present value of lease liabilities	$4,463

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

NOTE 13 – SUBSEQUENT EVENTS/OTHER

First Florida Bancorp, Inc.

On November 1, 2019, the Company completed its acquisition of First Florida Bancorp, Inc. (“FFB”), and immediately thereafter merged its wholly-owned subsidiary, First Florida Bank, with and into The First. The Company paid a total consideration of approximately $89.5 million to the former FFB shareholders including 1,682,889 shares of the Company’s common stock and approximately $34.1 million in cash. At September 30, 2019, FFB had $426.2 million in total assets.

In connection with the acquisition, the Company estimates goodwill to be approximately $34.0 million. Goodwill is not deductible for income taxes.

Expenses associated with the acquisition were $400 thousand and $408 thousand for the three month and nine months period ended September 30, 2019, respectively. These costs included charges associated with due diligence, which have been expensed as incurred.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2019 compared to third quarter 2018

The Company reported net income available to common shareholders of $12.3 million for the three months ended September 30, 2019, compared with net income available to common shareholders of $5.2 million for the same period last year. For the third quarter of 2019, fully diluted earnings per share were $0.71, compared to $0.39 for the third quarter of 2018.

Operating net earnings for the third quarter of 2019 totaled $12.8 million compared to $8.0 million for the third quarter of 2018, an increase of $4.8 million or 59.9%. Operating net earnings for the third quarter of 2019 excludes merger-related costs of $553 thousand, net of tax. Operating net earnings for the third quarter of 2018 excludes merger-related costs of $3.0 million, net of tax, and income of $174 thousand, net of tax, related to the Financial Assistance Award from the U.S Department of the Treasury as a result of our designation as a Community Development Financial Institution. Operating earnings per share were $0.74 on a fully diluted basis for the third quarter 2019, compared to $0.61 for the same period in 2018, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $30.5 million, or 40.6%, for the three months ended September 30, 2019, compared to $21.7 million for the same period in 2018. The increase was due to interest income earned on a higher volume of loans. Quarterly average earning assets at September 30, 2019 increased $825.6 million, or 37.3%, and quarterly average interest-bearing liabilities increased $587.6 million, or 34.0%, when compared to September 30, 2018.

Non-interest income for the three months ended September 30, 2019, was $7.1 million compared to $5.1 million for the same period in 2018, reflecting an increase of $2.0 million or 40.0%. This increase was composed of increases in service charges and interchange fee income of $1.5 million primarily based on the increased deposit base due to the acquisitions. Non-interest income for the third quarter of 2018 included the Financial Assistance Award of $174 thousand, net of tax, from the U.S. Department of the Treasury.

The provision for loan losses was $974 thousand for the three months ended September 30, 2019, compared with $412 thousand for the same period in 2018. The allowance for loan losses of $13.0 million at September 30, 2019 or 0.56% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $20.8 million for the three months ended September 30, 2019, an increase of $1.0 million or 5.3%, when compared with the same period in 2018. Excluding the decrease in acquisition charges of $3.4 million for the third quarter of 2019, non-interest expense increased $4.4 million in the third quarter of 2019, of which $3.4 million was attributable to the operations of FMB and FPB, as compared to third quarter of 2018.

First nine months 2019 compared to first nine months 2018

The Company reported net income available to common shareholders of $31.9 million for the nine months ended September 30, 2019, compared to $14.4 million for the same period last year. Operating net earnings increased $14.0 million, or 66.9%, from $20.8 million at September 30, 2018 to $34.8 million at September 30, 2019. Operating net earnings excludes merger-related costs of $3.1 million, net of tax, and income in the form of an award from the U.S Department of Treasury of $174 thousand, net of tax, for the year-to-date period ending September 30, 2019, and merger-related costs of $7.3 million, net of tax, and income of $859 thousand, net of tax, related to the Financial Assistance Award from the U.S. Department of the Treasury, for the year-to-date period ending September 30, 2018. Operating earnings per share were $2.07 on a fully diluted basis for nine-month period ending September 30, 2019, compared to $1.64 for the same period in 2018, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $88.4 million, or 48.2%, for the nine months ended September 30, 2019, compared to $59.6 million for the same period in 2018. This increase was primarily due to interest earned on a high volume of loans. Average earning assets at September 30, 2019, increased $535.8 million, or 21.4%, and average interest-bearing liabilities also increased $370.3 million, or 19.0%, when compared to December 31, 2018.

Non-interest income for the nine months ended September 30, 2019, was $19.4 million compared to $14.2 million for the same period in 2018, reflecting an increase of $5.2 million or 36.8%. The increase consists of $1.8 million in service charges, $1.2 in mortgage fee income and $2.2 million in interchange fee income. Non-interest income included income of $233 thousand and $1.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively, due to the receipt of awards from the U.S. Department of the Treasury.

The provision for loan losses was $2.9 million for the nine months ended September 30, 2019, compared with $1.5 million for the same period in 2018. The allowance for loan losses of $13.0 million at September 30, 2019 (approximately 0.56% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Total valuation accounting adjustments totaled $12.9 million on acquired loans. See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $63.6 million for the nine months ended September 30, 2019, an increase of $9.5 million or 17.7%, when compared with the same period in 2018. $3.5 million is related to the acquisitions and operations of Southwest, Sunshine, FMB and FPB. The remaining increase of $6.0 million in expenses for the legacy bank are related to salaries and employee benefits of $2.5 million and other expenses of $3.5 million.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $3.475 billion at September 30, 2019 compared to $2.997 billion at December 31, 2018, an increase of $478 million. Loans increased $289.6 million to $2.350 billion, or 14.1%, during the first nine months of 2019. Deposits at September 30, 2019 totaled $2.771 billion compared to $2.461 billion at December 31, 2018. The First acquired loans of $244.7 million, net of fair value marks and deposits of $314.4 million, as a result of the acquisition of FPB during the first quarter of 2019. See Note 4 – Business Combinations to the Consolidated Financial Statements.

For the nine month period ended September 30, 2019, The First reported net income of $37.3 million compared to $14.4 million for the nine months ended September 30, 2018. Merger charges, net of tax, equaled $3.1 million for the first nine months of 2019 as compared to $7.3 million for the first nine months of 2018.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $8.8 million, or 40.6%, for the third quarter of 2019 relative to the third quarter of 2018. The increase was due to interest income earned in a higher volume of loans as well as increased interest rates. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ in thousands)	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:

Taxable securities	$494,184	$3,926	3.18%	$331,601	$2,369	2.86%
Tax exempt securities	127,750	1,108	3.47%	116,235	1,013	3.49%
Total investment securities	621,934	5,034	3.24%	447,836	3,382	3.02%

Fed funds sold	-	-	0.0%	355	5	5.63%
Interest bearing deposits in other banks	71,165	9	0.05%	41,819	90	0.86%
Loans	2,343,392	32,480	5.54%	1,720,884	22,407	5.21%
Total earning assets	3,036,491	37,521	4.94%	2,210,894	25,884	4.68%
Other assets	402,711			256,633

Total assets	$3,439,202			$2,467,527
Interest-bearing liabilities:

Deposits	$2,140,419	$5,061	0.95%	$1,629,195	$2,782	0.68%
Fed funds purchased	6,708	11	0.66%	1,893	17	3.59%
FHLB	88,533	440	1.99%	22,469	35	0.62%
Subordinated debentures	80,619	1,270	6.30%	75,124	1,125	5.99%
Total interest-bearing liabilities	2,316,279	6,782	1.17%	1,728,681	3,959	0.92%
Other liabilities	652,899			454,007
Stockholders’ equity	470,024			284,839
Total liabilities and
stockholders’ equity	$3,439,202			$2,467,527

Net interest income		$30,459			$21,669
Net interest margin			4.01%			3.92%
Net interest income (FTE)*		$30,739	3.77%		$21,925	3.76%
Net interest margin (FTE)*			4.05%			3.97%

*See reconciliation of Non-GAAP financial measures.

Average Balances, Tax Equivalent Interest and Yields/Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
($ in thousands)	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:

Taxable securities	$475,967	$11,734	3.29%	$315,394	$6,778	2.87%
Tax exempt securities	123,353	3,181	3.44%	113,460	2,932	3.45%
Total investment securities	599,320	14,915	3.32%	428,854	9,710	3.02%

Fed funds sold	-	-	0.0%	9,722	101	1.39%
Interest bearing deposits in other banks	85,370	227	0.34%	49,598	248	0.67%
Loans	2,283,468	93,748	5.47%	1,582,010	60,106	5.07%
Total earning assets	2,968,158	108,890	4.89%	2,070,183	70,165	4.52%
Other assets	392,135			227,215
Total assets	$3,360,293			$2,297,398

Interest-bearing liabilities:

Deposits	$2,128,661	$14,747	0.92%	$1,546,703	$7,169	0.62%
Fed funds purchased	4,028	46	1.52%	1,165	27	3.09%
FHLB	68,996	1,239	2.39%	38,933	632	2.16%
Subordinated debentures	80,579	3,691	6.11%	46,691	1,977	5.65%
Total interest-bearing liabilities	2,282,264	19,723	1.15%	1,633,492	9,805	0.80%
Other liabilities	639,335			400,491
Stockholders’ equity	438,694			263,416
Total liabilities and stockholders’ equity	$3,360,293			$2,297,398

Net interest income		$88,362			$59,619
Net interest margin			3.97%			3.84%
Net interest income (FTE)*		$89,167	3.74%		$60,360	3.72%
Net interest margin (FTE)*			4.01%			3.89%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended				Nine Months Ended
EARNINGS STATEMENT	9/30/19	% of Total	9/30/18	% of Total	9/30/19	% of Total	9/30/18	% of Total
Non-interest income:
Service charges on deposit accounts	$1,979	27.9%	$1,538	30.3%	$5,728	29.6%	$3,906	27.6%
Mortgage fee income	1,800	25.3%	1,066	21.0%	4,268	22.0%	3,079	21.7%
Interchange fee income	2,252	31.7%	1,180	23.3%	5,949	30.7%	3,720	26.3%
Gain (loss) on securities , net	57	0.8%	-	-	131	0.7%	(5)	0.0%
Financial assistance award	-	0.0%	233	4.6%	233	1.2%	1,150	8.1%
Other charges and fees	1,015	14.3%	1,057	20.8%	3,064	15.8%	2,314	16.3%
Total non-interest income	$7,103	100%	$5,074	100%	$19,373	100%	$14,164	100%

Non-interest expense:
Salaries and employee benefits	$11,612	55.8%	$9,266	46.8%	$33,924	53.3%	$26,557	49.1%
Occupancy expense	2,632	12.6%	2,163	10.9%	7,606	12.0%	5,844	10.8%
FDIC premiums	111	0.5%	278	1.4%	485	0.8%	1,013	1.9%
Marketing	62	0.3%	60	0.3%	397	0.6%	210	0.4%
Amortization of core deposit intangibles	796	3.8%	349	1.8%	2,308	3.6%	906	1.7%
Other professional services	1,140	5.5%	847	4.3%	3,040	4.8%	1,474	2.7%
Other non-interest expense	3,767	18.1%	2,764	14.0%	11,874	18.7%	8,405	15.5%
Acquisition and integration charges	705	3.4%	4,059	20.5%	3,975	6.2%	9,655	17.9%
Total non-interest expense	$20,825	100%	$19,786	100%	$63,609	100%	$54,064	100%

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

The Company’s provision for income taxes was $3.5 million or 22.1% of earnings before income taxes for the third quarter of 2019, compared to $1.4 million or 21.1% of earnings before income taxes for the same period in 2018. The provision for the nine months ended September 30, 2019 was $9.3 million or 22.7% of earnings before income taxes compared to $3.8 million or 21.0% of earnings before income taxes for the same period in 2018.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $618.3 million, or 17.8% of total assets at September 30, 2019 compared to $498.2 million, or 16.6% of total assets at December 31, 2018.

We had no federal funds sold at September 30, 2019 and December 31, 2018; and interest-bearing balances at other banks decreased to $68.2 million at September 30, 2019 from $87.8 million at December 31, 2018. The Company’s investment portfolio increased $126.1 million, or 24.4%, to a total fair market value of $642.1 million at September 30, 2019 compared to December 31, 2018, $93.6 million of which was due to the acquisition of FPB during the first three months of 2019, as well as an increase in the fair market value of $16.4 million. The Company carries investments principally at their fair market values. The Company holds a small amount of “held-to-maturity” investments with a fair market value of $7.5 million at September 30, 2019 as compared to $7.0 million at December 31, 2018. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the table shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $2.361 billion at September 30, 2019, an increase of $296.3 million, or 14.3%, from December 31, 2018. The acquisition of FPB accounted for approximately $244.7 million, net of fair value marks, of the increase.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio
	September 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Loans held for sale	$11,104	0.6%	$4,838	0.3%
Commercial, financial and agricultural	338,584	14.3%	301,182	14.6%
Real Estate:
Mortgage-commercial	943,218	39.9%	776,880	37.6%
Mortgage-residential	724,860	30.7%	617,804	29.9%
Construction	284,103	12.0%	298,718	14.5%
Lease financing receivable	3,239	0.1%	2,891	0.1%
Obligations of states and subdivisions	16,545	0.7%	16,941	0.8%
Consumer and other	39,437	1.7%	46,006	2.2%
Total loans	2,361,090	100%	2,065,260	100%
Allowance for loan losses	(13,043)		(10,065)
Net loans	$2,348,047		$2,055,195

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

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At September 30, 2019, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

At September 30, 2019, The First had loans past due as follows ($ in thousands):

Past due 30 through 89 days	$8,859
Past due 90 days or more and still accruing	2,115

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on non-accrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Non-accrual and PCI loans that are non-accrual totaled $35.2 million at September 30, 2019, an increase of $10.1 million from December 31, 2018. The increase is attributable to acquired loans and one relationship that was modified during the third quarter.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $10.0 million at September 30, 2019 as compared to $10.9 million at December 31, 2018.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At September 30, 2019, the Bank had $30.0 million in loans that were classified as “TDRs”, of which $6.7 million were performing as agreed with modified terms. At December 31, 2018, the Bank had $14.3 million in loans that were classified as troubled debt restructurings of which $5.3 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of September 30, 2019, $23.3 million in loans categorized as TDRs were classified as non-performing as compared to $9.0 million at December 31, 2018.

The following table, which includes purchased credit impaired loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($ in thousands)	9/30/19	12/31/18
Non-accrual Loans

Real Estate:
1-4 Family residential construction	$-	$-
Other Construction/land	1,783	1,918
1-4 family residential revolving/open-end	407	431
1-4 family residential closed-end	8,509	8,680
Nonfarm, nonresidential, owner-occupied	17,546	7,154
Nonfarm, nonresidential, other nonfarm nonresidential	5,377	5,601
Total Real Estate	33,622	23,784
Commercial and industrial	1,163	1,208
Loans to individuals – other	390	81
Total Non-Accrual Loans	35,175	25,073

Other real-estate owned	9,974	10,869

Total Non-performing Assets	$45,149	$35,942
Performing TDRs	$6,679	$5,307
Total non-performing assets as a % of total loans & leases net of unearned income	1.92%	1.75%
Total non-accrual loans as a % of total loans & leases net of unearned income	1.50%	1.22%

Non-performing assets totaled $45.1 million at September 30, 2019, compared to $35.9 million at December 31, 2018, an increase of $9.2 million. The ALLL/total loans ratio was 0.56% at September 30, 2019, and 0.49% at December 31, 2018. Total valuation accounting adjustments total $12.9 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was 0.004% for the quarter ended September 30, 2019 compared to 0.02% at December 31, 2018.

The following table represents the Company’s impaired loans as of the dates noted:

	September 30,	December 31,
($ in thousands)	2019	2018
Impaired Loans:
Impaired loans without a valuation allowance	$12,862	$7,595
Impaired loans with a valuation allowance	12,540	5,864
Total impaired loans	$25,402	$13,459
Allowance for loan losses on impaired loans at period end	3,031	1,179

Total non-accrual loans	22,200	25,073

Past due 90 days or more and still accruing	2,115	1,265
Average investment in impaired loans	22,844	16,257

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

At September 30, 2019, the consolidated allowance for loan losses was approximately $13.0 million, or 0.56% of outstanding loans excluding loans held for sale. At December 31, 2018, the allowance for loan losses amounted to approximately $10.1 million, which was 0.49% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. It is maintained at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $2.9 million at September 30, 2019, $2.1 million at December 31, 2018 and $1.5 million at September 30, 2018. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At September 30, 2019, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	For the Year Ended
($ in thousands)	9/30/19	9/30/18	9/30/19	9/30/18	12/31/18
Balances:
Average gross loans & leases outstanding during period:	$2,343,392	$1,720,884	$2,283,468	$1,582,010	$1,678,746
Gross loans & leases outstanding at end of period:	2,361,090	1,752,752	2,361,090	1,752,752	2,065,260

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,091	$9,512	$10,065	$8,288	$8,288
Prior period reclassification – Mortgage Reserve Funding	-	-	-	-	(181)
Beginning balance of allowance restated	12,091	9,512	10,065	8,288	8,107
Provision charged to expense	974	412	2,888	1,546	2,120

Charge-offs:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	-	42	-	52	52
1-4 family revolving, open-ended	54	-	54	7	7
1-4 family closed-end	-	-	108	-	-
Nonfarm, nonresidential, owner-occupied	54	-	54	-	170
Total Real Estate	108	42	216	59	229
Commercial and industrial	17	242	23	247	265
Credit cards	10	-	10	-	-
Automobile loans	14	5	25	5	5
Loans to individuals - other	52	34	108	66	82
All other loans	-	-	-	-	-
Total	201	323	382	377	581
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-	-	-
Other construction/land	8	4	22	30	34
1-4 family revolving, open-ended	7	9	17	17	27
1-4 family closed-end	54	93	139	120	156
Nonfarm, nonresidential, owner-occupied	3	1	9	3	10
Total Real Estate	72	107	187	170	227
Commercial and industrial	24	18	51	36	44
Credit cards	2	-	3	-	1
Automobile loans	11	10	33	23	29
Loans to individuals - other	28	15	58	25	37
All other loans	42	14	140	54	81
Total	179	164	472	308	419
Net loan charge offs (recoveries)	22	159	(90)	69	162
Balance at end of period	$13,043	$9,765	$13,043	$9,765	$10,065

RATIOS
Net Charge-offs (recoveries) to average loans & leases(annualized)	0.004%	0.04%	(0.005)%	0.006%	0.01%
Allowance for loan losses to gross loans & leases at end of period	0.56%	0.56%	0.56%	0.56%	0.49%
Net Loan Charge-offs (recoveries) to provision for loan losses	2.26%	38.59%	(3.12)%	4.46%	7.64%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2019 and December 31, 2018.

Allocation of the Allowance for Loan Losses
($ in thousands)	September 30, 2019
	Amount	% of loans in each category to total loans
Commercial, Financial and Agriculture	$2,357	14.5%
Commercial Real Estate	8,734	65.0%
Consumer Real Estate	1,673	18.9%
Installment and Other	274	1.6%
Unallocated	5	-
Total	$13,043	100%

($ in thousands)	December 31, 2018
	Amount	% of loans in each category to total loans
Commercial, Financial and Agriculture	$2,060	14.8%
Commercial Real Estate	6,258	64.6%
Consumer Real Estate	1,743	18.9%
Installment and Other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $91.8 million at September 30, 2019 and $71.4 million at December 31, 2018. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the FHLB. Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities increased $5.8 million due to an increase in Federal Reserve stock. The Company’s net premises and equipment at September 30, 2019 was $96.7 million and $74.8 million at December 31, 2018; an increase of $21.9 million, or 29.3% for the first nine months of 2019. Included in the acquisition of FPB was $7.3 million in bank-owned life insurance, creating a balance of $59.3 million at September 30, 2019. Goodwill increased to $118.6 million at September 30, 2019, an increase of $28.9 million from December 31, 2018 as a result of the FPB acquisition. Other intangible assets, consisting primarily of the Company’s core deposit intangible, increased by $4.3 million in the third quarter of 2019, as compared to December 31, 2018 due to the FPB acquisition. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of September 30, 2019.

Other real estate owned decreased by $895 thousand, or 8.2%, to $10.0 million at September 30, 2019 as compared to December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $412.7 million at September 30, 2019 and $316.6 million at December 31, 2018, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 17.5% of gross loans at September 30, 2019 and 15.3% at December 31, 2018, with the increase due in part to higher commitments in revolving open-ended lines secured by 1-4 family and commercial and industrial loans. The Company also had undrawn commercial and similar letters of credit to customers totaling $11.0 million at September 30, 2019 and $10.7 million at December 31, 2018. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $70.0 million letter of credit issued by the FHLB on the Company’s behalf as security as of September 30, 2019. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $784.4 million at September 30, 2019. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2019, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $285.5 million of the Company’s investment balances, compared to $110.8 million at December 31, 2018. The increase in unpledged securities from September 2019 compared to December 2018 is primarily due to an increase in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $65.0 million at September 30, 2019. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of September 30, 2019 was 14.2%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2019	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	80.7%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	6.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	3.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	66.3%	90.0%	In Policy

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended September 30, 2019 and 2018 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	September 30, 2019		December 31, 2018
($ in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$642,054	23.3%	$570,148	23.2%
NOW accounts and Other	926,704	33.5%	835,434	34.0%
Money Market accounts	385,988	14.0%	312,552	12.7%
Savings accounts	265,551	9.6%	253,724	10.3%
Time Deposits of less than $250,000	401,559	14.5%	384,030	15.6%
Time Deposits of $250,000 or more	139,489	5.1%	101,571	4.2%
Total deposits	$2,761,345	100%	$2,457,459	100%

As of September 30, 2019, cash and cash equivalents were $160.0 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $668.7 million at September 30, 2019. Approximately $412.6 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $11.0 million at September 30, 2019.

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

Total non-deposit interest-bearing liabilities increased by $50.9 million, or 30.6%, in the first nine months of 2019, due in part to an increase in notes payable to the FHLB of $50.8 million. The Company had junior subordinated debentures totaling $80.6 million at September 30, 2019 and $80.5 million December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable, lease liabilities and other accrued but unpaid expenses. Other liabilities increased by $7.6 million, or 48.6%, during the first nine months of 2019. On January 1, 2019, the Company adopted the new accounting standard for leases, which requires a lessee to record an ROU and a lease liability for all leases with terms longer than 12 months. The adoption of this guidance resulted in a lease liability of $4.4 million as of September 30, 2019. For more information regarding the Company’s leases, see Note 12 – Leases to the Consolidated Financial Statements.

CAPITAL

At September 30, 2019 the Company had total stockholders’ equity of $478.1 million, comprised of $17.3 million in common stock, $5.3 million in treasury stock, $355.6 million in surplus, $100.1 million in undivided profits and $10.4 million in accumulated comprehensive income (loss) on available-for-sale securities. Total stockholders’ equity at the end of 2018 was $363.3 million. The increase of $477.9 million, or 15.9%, in stockholders’ equity during the first nine months of 2019 is comprised of capital added via net earnings of $31.9 million, an $12.2 million increase in accumulated comprehensive income for available-for-sale securities and $2.7 million of common stock issued for the purchase of FPB, offset by $3.8 million in cash dividends paid.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program has an expiration date of December 31, 2019. Under the March 2019 program, the Company may repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 13,873 shares and 157,439 shares under the March 2019 program during the three month and nine months ended September 30, 2019, respectively.

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

Regulatory Capital Ratios The First, A National Banking Association	September 30, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio	15.6%	14.8%	6.5%
Tier 1 Capital Ratio	15.6%	14.8%	8.0%
Total Capital Ratio	16.1%	15.2%	10.0%
Tier 1 Leverage Ratio	12.0%	12.2%	5.0%

Regulatory Capital Ratios The First Bancshares, Inc.	September 30, 2019	December 31, 2018	Minimum Required to be Well Capitalized
Common Equity Tier 1
Capital Ratio*	13.0%	11.5%	N/A
Tier 1 Capital Ratio**	13.6%	12.2%	N/A
Total Capital Ratio	16.6%	15.6%	N/A
Tier 1 Leverage Ratio	10.5%	10.2%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.
** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2019 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. As of September 30, 2019, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at September 30, 2019 was $478.1 million, or approximately 13.7% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

Operating Net Earnings

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income available to common shareholders	$12,272	$5,162	$31,890	$14,364
Effect of acquisition charges	705	4,059	3,975	9,655
Tax on acquisition charges	(152)	(1,027)	(887)	(2,311)
Treasury awards	-	(233)	(233)	(1,150)
Tax on Treasury awards	-	59	59	290
Net earnings available to common shareholders, operating	$12,825	$8,020	$34,804	$20,848

Operating Earnings per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Book value per common share	$27.92	$22.09	$81.44	$89.41
Effect of intangible assets per share	8.53	4.99	25.54	22.22
Tangible book value per common share	$19.39	$17.10	$55.90	$67.19

Diluted earnings per share	$0.71	$0.39	$1.90	$1.13
Effect of acquisition charges	0.04	0.31	0.24	0.76
Tax on acquisition charges	(0.01)	(0.08)	(0.06)	(0.18)
Effect of Treasury Awards	-	(0.02)	(0.01)	(0.09)
Tax on Treasury Awards	-	0.01	-	0.02
Diluted earnings per share, operating	$0.74	$0.61	$2.07	$1.64

Net Interest Income Fully Tax Equivalent

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
($ in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income	$30,459	$21,669	$88,362	$59,618
Tax exempt investment income	(828)	(757)	(2,376)	(2,190)
Taxable investment income	1,108	1,013	3,181	2,932
Net interest income fully tax equivalent	$30,739	$21,925	$89,167	$60,360

Average earning assets	$3,036,491	$2,210,894	$2,968,158	$2,070,184
Net interest margin fully tax equivalent	4.05%	3.97%	4.01%	3.89%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	1.7%	-20.0%	32.1%	-40.0%
Up 300 bps	2.8%	-15.0%	28.7%	-30.0%
Up 200 bps	2.9%	-10.0%	22.5%	-20.0%
Up 100 bps	1.9%	-5.0%	13.2%	-10.0%
Down 100 bps	-3.0%	-5.0%	3.6%	-10.0%
Down 200 bps	-4.9%	-10.0%	10.4%	-20.0%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2019, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2019	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	106,961	109,094	112,489	114,628	115,693	115,619	114,367
Dollar Change	(5,526)	(3,395)		2,139	3,204	3,130	1,878
NII @ Risk - Sensitivity Y1	-4.9%	-3.0%		1.9%	2.9%	2.8%	1.7%
Policy Limits	-10.0%	-5.0%		-5.0%	-10.0%	-15.0%	-20.0%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $5.5 million lower than in a stable interest rate scenario, for a negative variance of 4.9%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. The potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $3.2 million, or 2.9%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 163.8%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	730,170	684,945	661,340	748,733	810,129	851,023	873,871
Change in EVE from base	68,830	23,605		87,393	148,789	189,683	212,531
% Change	10.4%	3.6%		13.2%	22.5%	28.7%	32.1%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management has completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, has determined that controls are operating effectively and the material weakness with respect to the completeness and accuracy of loan controls, including problem loan monitoring has been remediated as of June 30, 2019. Management has completed documentation related to the completeness of TDR identification and has determined that controls are operating effectively and the deficiency with respect to the completeness of TDR identification has been remediated as of September 30, 2019.

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

Management has completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, has determined that controls are operating effectively and the material weakness with respect to the allowance for loan losses has been remediated as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended September 30, 2019, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	-	$-	-	-
August 1 – August 31	12,463	$31.33	12,463	487,194
September 1 – September 30	1,410	$30.93	1,410	485,948
Total	13,873	$31.13	13,873

The share purchases in the table above were made pursuant to the March 2019 program. The March 2019 program expires on December 31, 2019. As of September 30, 2019, $15.1 million remained available for further share repurchases of common stock under the March 2019 program.

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 8, 2019	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 8, 2019	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer