Form 10-K
period 2019-12-31
FIRST BANCSHARES INC /MS/
filed 2020-03-16
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 333-94288

THE FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6480 U.S. Hwy. 98 West, Suite A
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(601) 268-8998

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Trading Symbol(s)	Which Registered
Common Stock, $1.00 par value	FBMS	The Nasdaq Stock Market LLC

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s  Common Stock held by non-affiliates of the registrant was  $492,335,524.

On March 6, 2020, the registrant had outstanding 18,851,955 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 28, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;

•	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or layoffs, natural disasters, and international instability;

•	changes in monetary and tax policies, including potential impacts from the Tax Cuts and Jobs Act;

•	changes in political conditions or the legislative or regulatory environment;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provision required to replenish the allowance in future periods;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;

•	the rate of delinquencies and amount of loans charged-off;

•	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

•	risks and uncertainties relating to not successfully integrating the currently contemplated acquisitions within our currently expected timeframe and other terms;

•	significant increases in competition in the banking and financial services industries;

•	changes in the securities markets; and

•	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes occurring in business conditions and inflation;

•	changes in technology or risks related to cybersecurity;

•	changes in deposit flows;

•	changes in accounting principles, policies, or guidelines, including the impact of the new current expected credit loss (“CECL”) standard;

•	our ability to maintain adequate internal control over financial reporting;

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2019, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered financial holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2019, The First operated its main office and 72 full-service branches, one motor branch, and four loan production offices in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

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

On March 2, 2019, we completed the acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank, with and into The First. The Company paid a total consideration of approximately $78.2 million to the former FPB shareholders as consideration in the merger, which included 2,377,501 shares of the Company’s common stock, and $5 thousand in cash.

On November 1, 2019, we completed the acquisition of First Florida Bancorp, Inc., (“FFB”), and immediately thereafter merged its wholly-owned subsidiary, First Florida Bank, with and into The First. The Company paid a total consideration of approximately $89.5 million to the former FFB shareholders as consideration in the merger, which included 1,682,889 shares of the Company’s common stock, and approximately $34.1 million in cash.

As of December 31, 2019, we had 676 full-time employees and 21 part-time employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First.

Market Areas

As of December 31, 2019, The First had 78 locations across Mississippi, Louisiana, Alabama, Florida and Georgia.

Recent Developments

On December 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southwest Georgia Financial Corporation, a Georgia corporation (“SWG”), whereby SWG will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and SWG’s wholly owned subsidiary bank, Southwest Georgia Bank, entered into a Plan of Bank Merger whereby Southwest Georgia Bank will be merged with and into The First immediately following the merger of SWG with and into the Company with a purchase price, on the announcement date, of approximately $88.0 million. At December 31, 2019, SWG had approximately $555.4 million in assets, $398.1 million in loans, and $473.4 million in deposits.

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

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities. Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2019, the Company and The First were both well capitalized and well managed.

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

Certain regulatory capital ratios of the Company and The First, as of December 31, 2019, are shown in the following table:

	Capital Adequacy Ratios
		Regulatory
		Minimums
	Regulatory	to be Well	The First
	Minimums	Capitalized	Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.50%	6.50%	12.5%	15.1%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.0%	15.1%
Total risk-based capital ratio	8.00%	10.00%	15.8%	15.6%
Leverage ratio	4.00%	5.00%	10.3%	11.8%

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

Prompt Corrective Action and Undercapitalization

The FDICIA established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:

•	Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;

•	Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.

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

Our Bank’s leverage ratio was 11.8% at December 31, 2019 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

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

Additional Regulatory Issues

In June 2010, the Federal Reserve, the OCC and the FDIC issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented.

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

Change in Control. With certain limited exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.

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

The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and could negatively impact our results of operations.

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

In addition, the Company will adopt ASU 2016 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended on January 1, 2020. This standard makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis such as our loans held for investment, and disclosures about them. The new CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgement with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the type of data we need to collect and review to determine the appropriate level of allowance for loan losses. In addition, there can be no assurance that the Company’s policies and procedures will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses. See note B – Summary of Significant Accounting Policies in the notes to consolidated financial statements.

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

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans and the interest expense paid on our subordinated notes and our subordinated debentures.

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator, whether LIBOR will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere; however, it does appear highly likely that LIBOR will discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of securities based on LIBOR such as our subordinated notes and our subordinated debentures.

Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures, as well as the interest we pay on those securities.

At December 31, 2019, approximately 2.1% of our total loan portfolio was indexed to 30-day, 90-day, and one-year LIBOR.

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and therefore loan revenues, could be adversely impacted by rising interest rates. Increases in market interest rates can have negative impacts on our business, including reducing our customers' desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to repay their loans is impaired by increasing interest payment obligations, our level of nonperforming assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. If interest rates were to decrease, our yield on our variable rate loans and on our new loans would decrease, reducing our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities, which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

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

Natural disasters, public health emergencies, acts of war or terrorism and other external events could affect our ability to operate.

Our market areas are susceptible to natural disasters such as hurricanes and tornados. Natural disasters can disrupt operations, result in damage to properties that may be serving as collateral for our loan assets and negatively affect the local economies in which we operate. Climate change may be increasing the nature, severity and frequency of adverse weather conditions, making the impact from these types of natural disasters on our customers or us worse. We cannot predict whether or to what extent damage caused by future hurricanes, tornados or other natural disasters will affect operations or the economies in our market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties serving as collateral for our loans and an increase in the risk of delinquencies, foreclosures or loan losses.

In addition, health emergencies, disease pandemics, acts of war or terrorism and other external events could cause disruption in our operations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The Company completed the acquisition of two regional banks during 2019, including Florida Parishes Bank on March 2, 2019 and First Florida Bank on November 1, 2019, resulting in each bank merging with and into The First. The Company has also entered into an Agreement and Plan of Merger dated December 18, 2019, pursuant to which the Company would acquire Southwest Georgia Financial Corporation and its banking subsidiary, Southwest Georgia Bank. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

We have incurred and may continue to incur significant transaction and merger-related costs in connection with our recent acquisitions.

We have incurred and may continue to incur a number of non-recurring costs associated with our recent acquisitions and our pending acquisition of Southwest Georgia Financial Corporation. These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention bonus and other potential employment-related costs, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the integration of these companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the acquisitions, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

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

We may incur impairment to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgements and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. In addition, if our analysis results is an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exists. Any such charge could have a material adverse effect on our results of operations.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Cautionary Notice Regarding Forward-Looking Statements,” these factors include, among others:

•	actual or anticipated quarterly fluctuations in our operating results, financial condition or asset quality;

•	changes in financial estimates or the publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	failure to declare dividends on our common stock from time to time;

•	failure to meet analysts’ revenue or earnings estimates;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	fluctuations in the stock price and operating results of our competitors or other companies that investors deem comparable to us;

•	future sales of our common stock or other securities;

•	proposed or final regulatory changes or developments;

•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us;

•	reports in the press or investment community generally relating to our reputation or the financial services industry;

•	domestic and international economic and political factors unrelated to our performance;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	adverse weather conditions, including floods, tornadoes and hurricanes;

•	public health emergencies, including disease pandemics; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 73 full service banking and financial service offices, one motor bank facility and four loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

The following table sets forth banking office locations that are leased by the Company.

• Bayley’s Corner	• Niceville – 700 John Sims Parkway East
• Dauphin Island	• Niceville – 750 John Sims Parkway East
• Destin	• Ocean Springs
• Fairhope	• Pascagoula
• Gulfport Downtown	• Pensacola Downtown
• Hardy Court	• Spanish Fort
• Killern	• Tallahassee – Apalachee Parkway
• Mary Esther	• The Mortgage Connection - Petal
• Metairie

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There were approximately 2,611 record holders of the Company’s common stock at March 6, 2020 and 18,851,955 shares outstanding.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the period ended December 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1st Quarter 2019	-		$-	-	-
2nd Quarter 2019	143,566		31.09	143,566	498,336
3rd Quarter 2019	13,873		31.13	13,873	485,948
4th Quarter 2019	12,667	(a)	32.64	10,749	468,050
Total	170,106		$31.62	168,188

(a) Includes 1,918 shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2014 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq- listed companies classified according to the Industry Classification Benchmark as banks. They include banks pro- viding a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from The First Bancshares’ audited consolidated financial statements as of and for the five years ended December 31, 2019.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share data)

	December 31,
	2019	2018	2017	2016	2015
Earnings:
Net interest income	$121,806	$84,887	$59,160	$40,289	$36,994
Provision for loan losses	3,738	2,120	506	625	410

Non-interest income	26,947	20,561	14,363	11,247	7,588
Non-interest expense	88,569	76,311	55,446	36,862	32,161
Net income	43,745	21,225	10,616	10,119	8,799
Net income available to common stockholders	43,745	21,225	10,616	9,666	8,456

Per common share data:
Basic net income per share	$2.57	$1.63	$1.12	$1.78	$1.57
Diluted net income per share	2.55	1.62	1.11	1.57	1.55

Per share data:
Basic net income per share	$2.57	$1.63	$1.12	$1.86	$1.64
Diluted net income per share	2.55	1.62	1.11	1.64	1.62

Selected year end balances:

Total assets	$3,941,863	$3,003,986	$1,813,238	$1,277,367	$1,145,131
Securities	791,777	514,928	372,862	255,799	254,959
Loans, net of allowance	2,597,260	2,055,195	1,221,808	865,424	769,742
Deposits	3,076,533	2,457,459	1,470,565	1,039,191	916,695
Stockholders’ equity	543,658	363,254	222,468	154,527	103,436

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2019, 2018, and 2017. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8.-Financial Statements and Supplementary Data – included elsewhere in this report.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (CECL), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note B – Summary of Significant Accounting Policies” of this report.

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

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impaired loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Other intangibles are also assessed for impairment, both annually and when events or circumstances occur, that make it more likely than not that impairment has occurred. No impairment was indicated when the annual test was performed in December, 2019.

Overview

The First Bancshares, Inc. (the Company) was incorporated on June 23, 1995, and serves as a bank holding company for The First, A National Banking Association (“The First”), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 78 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

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

Highlights for the year ended December 31, 2019 include:

•	On March 2, 2019, the Company closed its acquisition of FPB, parent company to Florida Parishes Bank, headquarter in Hammond, LA. The acquisition added 7 locations and expanded the First’s footprint in the Gulf South and the greater New Orleans area. Systems integration was completed during the first quarter of 2019.

•	On November 1, 2019, the Company closed its acquisition of FFB, parent company of First Florida Bank, headquartered in Destin, FL. The acquisition added 7 locations servicing the areas of Destin, Fort Walton, Crestview and Panama City, Florida. Systems integration was completed during the fourth quarter of 2019.

•	On December 18, 2019, the Company announced the signing of an Agreement and Plan of Merger with Southwest Georgia Financial Corporation (“SWG”), parent company of Southwest Georgia Bank, headquartered in Moultrie, GA. Upon completion, the acquisition will add 8 full service offices servicing the areas of Moultrie, Valdosta, Albany and Tifton, Georgia. The closing of the transaction is expected to occur in the second quarter of 2020 and is subject to customary closing conditions, including regulatory approvals and approval by the shareholders of SWG.

•	Operating net earnings increased 59.9%, or $18.0 million for the fiscal year ended December 31, 2019, totaling $48.0 million as compared to $30.0 million for the fiscal year ended December 31, 2018. Operating net earnings for fiscal year 2019 excludes merger-related costs of $4.9 million, net of tax, and income in the form of financial assistance grant from the U. S. Department of Treasury of $0.7 million, net of tax. Operating net earnings for fiscal year 2018 excludes merger-related costs of $10.6 million, net of tax, income in the form of financial assistance grant from the U. S. Department of Treasury of $1.6 million, net of tax, and income from the sale of securities of $0.3 million, net of tax. Operating net earnings increased 59.9% to $48.0 million for the fiscal year ended December 31, 2019 as compared to fiscal year ended December 31, 2018.

At December 31, 2019, the Company had approximately $3.942 billion in total assets, an increase of $937.9 million compared to $3.004 billion at December 31, 2018. Loans, net of the allowance for loan losses, increased to $2.597 billion at December 31, 2019 from $2.055 billion at December 31, 2018. Deposits increased to $3.077 billion at December 31, 2019 from $2.457 billion at December 31, 2018. Stockholders’ equity increased to $543.7 million at December 31, 2019 from $363.3 million at December 31, 2018. The addition of Florida Parish Bank and First Florida Bank during 2019 contributed, at acquisition, $884.8 million, $492.0 million and $686.4 million in assets, loans, and deposits, respectively.

The First reported net income of $51.1 million, $26.9 million and $12.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company reported consolidated net income available to common stockholders of $43.7 million, $21.2 million and $10.6 million, respectively. The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations

The following is a summary of the results of operations for the years ended December 31, 2019, 2018, and 2017 ($ in thousands).

	2019	2018	2017
Interest income	$148,504	$99,967	$66,061
Interest expense	21,805	11,637	6,049
Net interest income	126,699	88,330	60,012

Provision for loan losses	3,738	2,120	506

Net interest income after provision for loan losses	122,961	86,210	59,506

Non-interest income	25,885	18,697	14,312

Non-interest expense	82,751	70,724	52,999

Income tax expense	14,992	7,288	8,177

Net income	$51,103	$26,895	$12,642

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2019, 2018, and 2017 ($ in thousands):

	2019	2018	2017
Net interest income:
Net interest income of The First	$126,699	$88,330	$60,012
Intercompany eliminations	(4,893)	(3,443)	(852)
	$121,806	$84,887	$59,160

Net income available to common shareholders:
Net income of The First	$51,103	$26,895	$12,642
Net loss of the Company	(7,358)	(5,670)	(2,026)
	$43,745	$21,225	$10,616

Consolidated Net Income

The Company reported consolidated net income available to common stockholders of $43.7 million for the year ended December 31, 2019, compared to a consolidated net income of $21.2 million for the year ended December 31, 2018. Operating net earnings increased $18.0 million or 59.9% from $30.0 million for the twelve months ended December 31, 2018 to $48.0 million for the same period ended December 31, 2019. Operating net earnings excludes merger-related costs of $4.9 million, net of tax, and financial assistance grants of $697 thousand, net of tax, for the year ended December 31, 2019, and merger-related costs of $10.6 million, net of tax, financial assistance grants of $1.6 million, net of tax, and gain on sale of securities of $256 thousand, net of tax, for the year ended December 31, 2018. Net interest income increased $36.9 million in year-over-year comparison, primarily due to interest income earned on a higher volume of loans and securities. Non-interest income was $26.9 million at December 31, 2019, an increase of $6.4 million in year-over-year comparison consisting of increases in service charges on deposit accounts, interchange fee income, mortgage income, as well as other charges and fees. Non-interest expense was $88.6 million at December 31, 2019, an increase of $12.3 million in year-over-year comparison, of which $4.3 million is related to the operations of Southwest, Sunshine, FMB, FPB and FFB. The remaining increase of $8.0 million in expenses are related to increases in salaries and employee benefits of $3.7 million and increases in other expenses of $4.3 million.

The Company reported consolidated net income available to common stockholders of $21.2 million for the year ended December 31, 2018, compared to a consolidated net income of $10.6 million for the year ended December 31, 2017. The increase in income was attributable to an increase in net interest income of $25.7 million or 43.5%, an increase in non-interest income of $6.2 million, or 43.2%, which was offset by an increase in non-interest expenses of $20.9 million or 37.6%. The increase in net interest income was primarily due to interest income earned on a higher volume of loans as well as increased interest rates. Purchase accounting adjustments accounted for only $2.1 million of the increase. Non-interest increased as a result of increases in service charges on deposit accounts of $2.2 million and interchange fee income of $1.5 million on the increased deposit base related to the acquisitions, as well as the receipt of the Financial Assistance and Bank Enterprise Awards in the amount of $2.1 million. The increase in non-interest expense can be attributed to increases in salaries and benefits of $5.9 million related to the acquisitions of Southwest, Sunshine, and FMB, along with increased acquisition charges of $7.1 million. Increases in occupancy, amortization of core deposit intangibles and other non-interest expense for the year-to-date period of 2018 were also attributable to the acquisitions.

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

Consolidated net interest income was approximately $121.8 million for the year ended December 31, 2019, as compared to $84.9 million for the year ended December 31, 2018. This increase was the direct result of higher volume of loans and securities during 2019 as compared to 2018. Average interest-bearing liabilities for the year 2019 were $2.3 billion compared to $1.7 billion for the year 2018. At December 31, 2019, the fully tax equivalent (“FTE”) net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.75% compared to 3.75% at December 31, 2018. Net interest margin, which is net interest income divided by average earning assets, was 4.02% for the year 2019 compared to 3.94% for the year 2018. At December 31, 2019, the FTE average yield on all earning assets increased 26 basis points to 4.89% compared to 4.63% at December 31, 2018. Rates paid on average interest-bearing liabilities increased to 1.14% for the year 2019 compared to 0.88% for the year 2018. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies. Average loans comprised 76.5% of average earnings assets for the year 2019 compared to 77.0% the year 2018.

Consolidated net interest income was approximately $84.9 million for the year ended December 31, 2018, as compared to $59.2 million for the year ended December 31, 2017. This increase was the direct result of increased loan volumes during 2018 as compared to 2017, as well as increased interest rates. Average interest-bearing liabilities for the year ended December 31, 2018 were $1.7 billion compared to $1.2 billion for the year ended December 31, 2017. At December 31, 2018, the net interest spread was 3.75% compared to 3.72% at December 31, 2017. The net interest margin was 3.94% for the year 2018 compared to 3.83% for the year 2017. At December 31, 2018, the FTE average yield on all earning assets increased 36 basis points to 4.63% compared to 4.27% at December 31, 2017. Rates paid on average interest-bearing liabilities increased to 0.88% for the year 2018 compared to 0.55% for the year 2017. Average loans comprised 77.0% of average earnings assets for the year 2018 compared to 74.1% for the year 2017.

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

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2019			2018			2017
($ in thousands)	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Earning Assets
Loans (1)(2)	$2,341,202	$128,857	5.50%	$1,678,746	$86,822	5.17%	$1,168,882	$56,827	4.86%
Securities (4)	635,967	20,616	3.24%	442,722	13,521	3.05%	359,195	9,956	2.77%
Federal funds sold and interest bearing deposits with other banks (3)	84,171	264	0.31%	58,900	631	1.07%	50,049	553	1.10%
Total earning assets	3,061,340	149,737	4.89%	2,180,368	100,974	4.63%	1,578,126	67,336	4.27%

Other	401,614			248,289			185,277
Total assets	$3,462,954			$2,428,657			$1,763,403

Liabilities
Interest-bearing liabilities	$2,344,755	$26,723	1.14%	$1,712,255	$15,091	0.88%	$1,247,823	$6,909	0.55%
Demand deposits (1)	327,805			254,118			318,339
Other liabilities	331,693			182,525			26,404
Stockholders’ equity	458,701			279,759			170,837
Total liabilities and stockholders’ equity	$3,462,954			$2,428,657			$1,763,403

Net interest spread			3.75%			3.75%			3.72%
Net yield on interest-earning assets		$123,014	4.02%		$85,883	3.94%		$60,427	3.83%

(1)	All loans and deposits were made to borrowers or received from depositors in the United States. Includes nonaccrual loans of $38,835, $25,073, and $5,674 for the years ended December 31, 2019, 2018, and 2017, respectively. Loans include held for sale loans.
(2)	Includes loan fees of $4,322, $3,603, and $1,333 for the years ended December 31, 2019, 2018, and 2017, respectively.
(3)	Includes Excess Balance Account-Mississippi National Banker’s Bank and Federal Reserve – New Orleans.
(4)	Fully tax equivalent yield assuming a 25.3% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2019 versus 2018 Increase (decrease) due to			2018 versus 2017 Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$34,294	$7,737	$42,031	$7,814	$22,181	$29,995
Securities (1)	5,894	1,208	7,102	2,320	1,245	3,565

Federal funds sold and interest bearing deposits with other banks	270	(640)	(370)	330	(252)	78
Total interest income	40,458	8,305	48,763	10,464	23,174	33,638
Interest-Bearing Liabilities
Interest-bearing transaction accounts	1,489	1,821	3,310	585	1,662	2,247
Money market accounts and savings	424	1,828	2,252	408	281	689
Time deposits	1,953	1,579	3,532	1,515	1,072	2,587
Borrowed funds	2,299	239	2,538	2,423	236	2,659
Total interest expense	6,165	5,467	11,632	4,931	3,251	8,182
Net interest income	$34,303	$2,828	$37,131	$5,533	$19,923	$25,456

(1)	Fully tax equivalent yield assuming a 25.3% tax rate.

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

The following tables illustrate the Company's consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2019, 2018, and 2017 ($ in thousands).

	December 31, 2019
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$179,998	$272,741	$452,739	$2,158,429	$2,611,168
Securities (2)	9,125	25,282	34,407	757,370	791,777
Funds sold and other	-	79,128	79,128	-	79,128
Total earning assets	$189,123	$377,151	$566,274	$2,915,799	$3,482,073
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$941,597	$941,597	$-	$941,517
Money market accounts	462,810	-	462,810	-	462,810
Savings deposits (1)	-	287,200	287,200	-	287,200
Time deposits	123,978	378,170	502,148	159,570	661,718
Total interest-bearing deposits	586,788	1,606,967	2,193,755	159,570	2,353,325
Borrowed funds (3)	207,965	1,000	208,965	5,354	214,319
Total interest-bearing liabilities	794,753	1,607,967	2,402,720	164,924	2,567,644
Interest-sensitivity gap per period	$(605,630)	$(1,230,816)	$(1,836,446)	$2,750,875	$914,429

Cumulative gap at December 31, 2019	$(605,630)	$(1,836,466)	$(1,836,446)	$914,429	$914,429
Ratio of cumulative gap to total earning assets at December 31, 2019	(17.4)%	(52.7)%	(52.7)%	26.3%

	December 31, 2018
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$345,703	$175,228	$520,931	$1,544,329	$2,065,260
Securities (2)	18,627	19,616	38,243	476,685	514,928
Funds sold and other	-	87,751	87,751	-	87,751
Total earning assets	$364,330	$282,595	$646,925	$2,021,014	$2,667,939
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$835,433	$835,433	$-	$835,433
Money market accounts	312,552	-	312,552	-	312,552
Savings deposits (1)	-	253,724	253,724	-	253,724
Time deposits	69,655	228,930	298,585	187,017	485,602
Total interest-bearing deposits	382,207	1,318,087	1,700,294	187,017	1,887,311
Borrowed funds (3)	75,000	10,500	85,500	-	85,500
Total interest-bearing liabilities	457,207	1,328,587	1,785,794	187,017	1,972,811
Interest-sensitivity gap per period	$(92,877)	$(1,045,992)	$(1,138,869)	$1,833,997	$695,128
Cumulative gap at December 31, 2018	$(92,877)	$(1,138,869)	$(1,138,869)	$695,128	$695,128
Ratio of cumulative gap to total earning assets at December 31, 2018	(3.5)%	(42.7)%	(42.7)%	26.1%

	December 31, 2017
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$214,687	$119,492	$334,179	$895,917	$1,230,096
Securities (2)	24,716	17,823	42,539	330,323	372,862
Funds sold and other	475	48,466	48,941	-	48,941
Total earning assets	$239,878	$185,781	$425,659	$1,226,240	$1,651,899
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$-	$601,694	$601,694	$-	$601,694
Money market accounts	149,715	-	149,715	-	149,715
Savings deposits (1)	-	133,864	133,864	-	133,864
Time deposits	43,171	109,100	152,271	131,032	283,303
Total interest-bearing deposits	192,886	844,658	1,037,544	131,032	1,168,576
Borrowed funds (3)	75,000	18,572	93,572	10,500	104,072
Total interest-bearing liabilities	267,886	863,230	1,131,116	141,532	1,272,648
Interest-sensitivity gap per period	$(28,008)	$(677,449)	$(705,457)	$1,084,708	$379,251
Cumulative gap at December 31, 2017	$(28,008)	$(705,457)	$(705,457)	$379,251	$379,251
Ratio of cumulative gap to total earning assets at December 31, 2017	(1.7)%	(42.7)%	(42.7)%	23.0%

(1)	NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are fairly stable. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.
(2)	Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)	Does not include subordinated debentures of $80,678, $80,521, $10,310 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

December 31, 2019

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	0.7%	-20.0%	21.3%	-40.0%
Up 300 bps	2.1%	-15.0%	19.9%	-30.0%
Up 200 bps	2.3%	-10.0%	16.3%	-20.0%
Up 100 bps	1.6%	-5.0%	9.8%	-10.0%
Down 100 bps	-3.0%	-5.0%	-6.4%	-10.0%
Down 200 bps	-5.1%	-10.0%	0.1%	-20.0%

December 31, 2018

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	3.1%	-20.0%	19.0%	-40.0%
Up 300 bps	4.2%	-15.0%	17.9%	-30.0%
Up 200 bps	3.9%	-10.0%	14.6%	-20.0%
Up 100 bps	2.5%	-5.0%	8.8%	-10.0%
Down 100 bps	-4.8%	-5.0%	-13.7%	-10.0%
Down 200 bps	-9.6%	-10.0%	-20.8%	-20.0%

December 31, 2017

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	7.7%	-20.0%	40.3%	-40.0%
Up 300 bps	7.7%	-15.0%	36.4%	-30.0%
Up 200 bps	6.3%	-10.0%	28.8%	-20.0%
Up 100 bps	3.8%	-5.0%	17.0%	-10.0%
Down 100 bps	-6.2%	-5.0%	-21.2%	-10.0%
Down 200 bps	-9.2%	-10.0%	-14.3%	-20.0%

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. The Company uses a loan loss history based upon the prior ten years to determine the appropriate allowance. Historical loss factors are calculated and allocated to loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent and problem loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment on the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

The second part of the allowance is determined in accordance with guidance issued by the FASB regarding impaired loans. Impaired loans are determined based upon ongoing review by senior management in the areas of Credit Administration and Portfolio Management. Impaired loans are loans for which the Bank does not expect to receive all contractually obligated repayment by the due date. A specific allowance is assigned to each loan determined to be impaired based upon the value of the loan’s underlying collateral. Appraisals are used by management to determine the value of the collateral.

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for loan losses. When the estimated allowance is determined, it is presented to the Company’s ALLL Committee and Audit Committee of the Board for review and approval on a quarterly basis.

Our allowance for loan loss model’s quantitative methodology is focused on establishing a loss probability using the Bank’s historical default and net charge off data. The quantitative portion of the loss estimation model also includes specific impairments individually reserved for credits that the Bank determines the ultimate repayment source will be liquidation of the subject collateral.  The other qualitative component used in calculating a loss estimate takes into account other factors such as local and national economic factors, portfolio composition and collateral concentrations, asset quality, lending personnel knowledge and experience, as well as loan policy guidelines and their effect on underwriting standards.  These trends are measured by analyzing the following variables:

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
Loan Volume Trends
Non-Performing Assets
Underwriting Standards/Lending Policies
Experience/Depth of Bank Lending Management

The bank wide information and metrics, along with the local and national economic trends listed above, are all measured quarterly. Typically, this review is performed during the second month of every quarter to facilitate the release of economic data from the reporting agencies. As of December 31, 2019, Unemployment remained at record lows throughout the 4th quarter, but fears of rising inflation caused the Federal Reserve to continue with 2019’s policy of raising key rates. This increase in market rates overall caused some stress in the financial sector, and was the reason to lower the grading on economic conditions, and thus increase that allocation factor. The Qualitative and Environmental (“Q&E”) factor assigned to asset quality was also increased due to a 4th quarter rise in past dues compared to the previous three quarters in 2019. Easing of the regulatory burdens brought about in the past few years, as well as increased capital and lower CRE concentrations led to a decrease in those Q&E factors from previous quarters.

At December 31, 2019, the consolidated allowance for loan losses was approximately $13.9 million, or 0.53% of outstanding loans excluding loans held for sale. At December 31, 2018, the allowance for loan losses amounted to approximately $10.1 million, which was 0.49% of outstanding loans. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for loan losses was $3.7 million for the year ended December 31, 2019, $2.1 million for the year ended December 31, 2018, and $506 thousand for the year ended December 31, 2017. The $1.6 million increase in 2019 was primarily related to our internal assessment of the credit quality of the loan portfolio which included additional impairments of certain loans. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At December 31, 2019, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

With the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumption of credit quality, macroeconomics factors and conditions, and loan composition, which drive the allowance for credit losses balance.

NonPerforming Assets

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

The following tables illustrate the Company’s past due and nonaccrual loans, including PCI loans, at December 31, 2019, 2018 and 2017 ($ in thousands).

	December 31, 2019
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Nonaccrual
Real Estate-construction	$468	$363	$1,483
Residential secured loans including multi-family and farmland	4,569	1,608	10,050
Real Estate-nonfarm nonresidential	1,979	683	24,803
Commercial	515	61	2,234
Installment and other	226	-	265
Total	$7,757	$2,715	$38,835

	December 31, 2018
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Nonaccrual
Real Estate-construction	$818	$114	$612
Residential secured loans including multi-family and farmland	5,528	650	8,586
Real Estate-nonfarm nonresidential	4,319	456	14,320
Commercial	1,650	-	1,377
Installment and other	507	45	178
Total	$12,822	$1,265	$25,073

	December 31, 2017
	Past Due 30 to 89 Days	Past Due 90 days or more and still accruing	Nonaccrual
Real Estate-construction	$192	$27	$92
Residential secured loans including multi-family and farmland	2,656	177	2,691
Real Estate-nonfarm nonresidential	1,487	82	1,724
Commercial	393	-	1,120
Installment and other	57	-	46
Total	$4,785	$286	$5,673

Total nonaccrual loans at December 31, 2019, were $38.8 million, an increase of $13.3 million compared to $25.1 million at December 31, 2018. The majority of the increase is related to two legacy relationships that were moved to nonaccrual status during 2019. Total nonaccrual loans at December 31, 2018 increased $19.4 million from $5.7 million at December 31, 2017. The majority of the increase was the result of loans acquired from First Community Bank, Sunshine and FMB. Management believes these relationships were adequately reserved at December 31, 2019. Restructured loans not reported as past due or nonaccrual at December 31, 2019 totaled $79.7 million. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not include the category of special mention. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming asset categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses. At December 31, 2019, 2018 and December 31, 2017, The First had potential problem loans of $67.9 million, $55.2 million and $36.9 million, respectively. The increase of $12.7 million during 2019 was largely attributable to one legacy relationship and certain loans acquired in the FPB and FFB transactions that were identified as classified or criticized based on repayment performance or credit quality.

Summary of Loan Loss Experience

Consolidated Allowance For Loan Losses

	Years Ended December 31,
($ in thousands)	2019		2018		2017		2016		2015
Average loans outstanding	$2,341,202		$1,678,746		$1,168,882		$820,881		$730,326
Loans outstanding at year end	$2,611,168		$2,065,260		$1,230,096		$872,934		$776,489

Total nonaccrual loans	$38,835		$25,073		$5,673		$3,264		$7,368

Beginning balance of allowance	$10,065		$8,288		$7,510		$6,747		$6,095
Prior period reclassification – Mortgage Reserve Funding	-		(181)		-		-		-
Beginning balance of allowance restated	10,065		8,107		7,510		6,747		6,095
Loans charged-off	(664)		(581)		(405)		(771)		(843)
Total recoveries	769		419		677		909		1,085
Net loans (charged-off) recoveries	105		(162)		272		138		242
Provision for loan losses	3,738		2,120		506		625		410
Balance at year end	$13,908		$10,065		$8,288		$7,510		$6,747

Net charge-offs (recoveries) to average loans	(0.004)%		0.01%		(0.02)%		(0.02)%		(0.03)%
Allowance as percent of total loans	0.53%		0.49%		0.67%		0.86%		0.87%
Nonperforming loans as a percentage of total loans	1.47%		1.06%		0.46%		0.37%		0.95%
Allowance as a multiple of non-accrual loans	0.36	X	0.46	X	1.5	X	2.3	X	0.92	X

At December 31, 2019, the components of the allowance for loan losses consisted of the following ($ in thousands):

Allowance
Allocated:
Impaired loans	$4,424
Loans collectively evaluated	9,484
$13,908

Loan collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.

       The following table represents the activity of the allowance for loan losses for the years 2019, 2018, 2017, 2016, and 2015 ($ in thousands).

Analysis of the Allowance for Loan Losses

	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of year	$10,065	$8,288	$7,510	$6,747	$6,095
Prior period reclassification - Mortgage Reserve Funding	-	(181)	-	-	-
Balance at beginning of year restated	10,065	8,107	7,510	6,747	6,095
Charge-offs:
Real Estate-construction	-	(52)	(143)	(274)	(162)
Residential secured loans including multi-family and farmland	(163)	(7)	(119)	(353)	(372)
Real Estate-nonfarm nonresidential	(54)	(170)	(-)	(-)	(-)
Commercial	(141)	(265)	(62)	(71)	(183)
Installment and other	(306)	(87)	(81)	(73)	(126)
Total	(664)	(581)	(405)	(771)	(843)
Recoveries:
Real Estate-construction	129	34	280	229	63
Residential secured loans including multi-family and farmland	240	183	228	519	827
Real Estate-nonfarm nonresidential	13	10	14	7	15
Commercial	85	44	50	84	99
Installment and other	302	148	105	70	81
Total	769	419	677	909	1,085
Net (Charge-offs) Recoveries	105	(162)	272	138	242
Provision for Loan Losses	3,738	2,120	506	625	410
Balance at end of year	$13,908	$10,065	$8,288	$7,510	$6,747

The following tables represents how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2019, 2018 and 2017 ($ in thousands).

Allocation of the Allowance for Loan Losses

	December 31, 2019
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	-
Total	$13,908	100%

	December 31, 2018
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$2,060	14.8%
Commercial real estate	6,258	64.6%
Consumer real estate	1,743	18.9%
Installment and other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

	December 31, 2017
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$1,608	14.0%
Commercial real estate	4,644	64.8%
Consumer real estate	1,499	18.9%
Installment and other	173	2.3%
Unallocated	364	-
Total	$8,288	100%

Non-interest Income

The Company’s primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.

Non-interest income was $26.9 million at December 31, 2019, an increase of $6.4 million or 31.1% compared to December 31, 2018, primarily consisting of increases in service charges on deposit accounts of $2.0 million, interchange fee income of $2.8 million on the increased deposit base related to the acquisitions, as well as mortgage income and other charges and fees. Non-interest income increased $6.2 million or 43.2% for the year ended December 31, 2018 compared to $14.4 million for the year ended December 31, 2017. Deposit activity fees were $15.9 million for 2019 compared to $11.0 million for 2018 and $7.4 million for 2017. Other service charges increased by $51 thousand or 5.1% for the year ended 2019 to $1.0 million from $996 thousand for the year ended December 31, 2018 and other service charges increased $372 thousand or 59.7% for the year ended December 31, 2018, compared to $624 thousand for the year ended December 31, 2017.

Non-interest Expense

Non-interest expense was $88.6 million at December 31, 2019, an increase of $12.3 million in year-over-year comparison, of which $4.3 million is related to the operations of Southwest, Sunshine, FMB, FPB and FFB. The remaining increase of $8.0 million in expenses are related to increases in salaries and employee benefits of $3.7 million and increases in other expenses of $4.3 million.

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

The following table sets forth the primary components of non-interest expense for the periods indicated ($ in thousands):

Non-interest Expense

	Years ended December 31,
	2019	2018	2017
Salaries and employee benefits	$47,675	$38,302	$30,548
Occupancy	8,775	6,818	4,828
Furniture and equipment	1,838	1,575	1,225
Supplies and printing	890	846	640
Professional and consulting fees	6,449	5,381	6,757
Marketing and public relations	859	508	406
Deposit and other insurance	632	1,382	1,252
ATM expense	2,821	3,241	1,188
Bank communications	1,367	2,014	1,296
Data processing	1,285	6,931	1,039
Postage	933	751	546
Other	15,045	8,562	5,721
Total	$88,569	$76,311	$55,446

Income Tax Expense

Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $12.7 million at December 31, 2019, $5.8 million at December 31, 2018 and $7.0 million at December 31, 2017. As a result of the Tax Act, in 2017 we revalued our deferred tax assets and recorded an additional income tax expense of $2.1 million due to the statutory federal income tax for corporate entities decreasing from 35% to 21% for 2018 and future periods. The Company’s effective income tax rate was 22.5%, 21.4% and 39.6% for the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owed life insurance, and certain merger related expenses. The reduction in the Company’s effective rate for 2018 compared to 2017 was primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Act. Income taxes are discussed more fully under Note K – “Income Tax” of this report.

Analysis of Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2019, 2018 and 2017, respectively, average loans accounted for 76.5%, 77.0% and 74.1% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans averaged $2.341 billion during 2019 and $1.679 billion during 2018, as compared to $1.169 billion during 2017.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio

	December 31,
	2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans held for sale	$10,810	0.4%	$4,838	0.3%	$4,790	0.3%
Commercial, financial and agricultural	332,600	12.7%	301,182	14.6%	165,780	13.5%
Real Estate:
Mortgage-commercial	1,028,012	39.4%	776,880	37.6%	467,484	38.0%
Mortgage-residential	814,282	31.2%	617,804	29.9%	385,099	31.3%
Construction	359,195	13.8%	298,718	14.5%	183,328	14.9%
Lease Financing Receivable	3,095	0.1%	2,891	0.1%	2,450	0.2%
Obligations of states and subdivisions	20,716	0.8%	16,941	0.8%	3,109	0.3%
Installment and other	42,458	1.6%	46,006	2.2%	18,056	1.5%
Total loans	2,611,168	100%	2,065,260	100%	1,230,096	100%
Allowance for loan losses	(13,908)		(10,065)		(8,288)
Net loans	$2,597,260		$2,055,195		$1,221,808

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

The following table sets forth the Company's commercial and construction real estate loans maturing within specified intervals at December 31, 2019 ($ in thousands).

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

Type	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial and agricultural	$78,820	$160,439	$93,341	$332,600
Real estate – construction	157,215	134,774	67,206	$359,195
Total	$236,035	$295,213	$160,547	$691,795

Loans maturing after one year with:
Fixed interest rates	$338,570
Floating interest rates	117,190
$455,760

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $636.0 million in 2019, as compared to $442.7 million in 2018, and $359.2 million in 2017. This represents 20.8%, 20.3%, and 22.8% of the average earning assets for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, investment securities, including equity securities, were $791.8 million and represented 21.4% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.

The following table summarizes the carrying value of securities for the dates indicated ($ in thousands).

Securities Portfolio

	December 31,
	2019	2018	2017
Available-for-sale
U.S. Treasury	$4,894	$-	$-
U. S. Government agencies and Mortgage-backed Securities	473,265	334,812	201,570
States and municipal subdivisions	258,982	150,064	138,584
Corporate obligations	27,946	7,348	15,819
Mutual funds	-	-	920
Total available-for-sale	765,087	492,224	356,893
Held-to-maturity
U.S. Government agencies			-
States and municipal subdivisions	-	6,000	6,000
Total held-to-maturity	-	6,000	6,000
Total	$765,087	$498,224	$362,893

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2019 ($ in thousands).

Investment Securities Maturity Distribution and Yields (1)

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. Treasury	$-	-	$-	-	$4,894	1.6%	$-	-
U.S. Government agencies (2)	5,992	3.0%	17,651	3.0%	51,920	2.9%	2,387	3.0%
States and municipal subdivisions	19,331	3.0%	51,477	3.0%	80,986	3.2%	107,188	3.0%
Corporate obligations and other	4,981	2.2%	12,244	2.1%	10,285	2.3%	436	4.0%
Total investment securities available-for-sale	$30,304		$81,372		$148,085		$110,011

(1) Investments with a call feature are shown as of the contractual maturity date.

(2) Excludes mortgage-backed securities totaling $395.3 million with a yield of 3.0%.

Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $84.2 million in 2019, $58.9 million in 2018, and $50.0 million in 2017. At December 31, 2019, 2018, and 2017, federal funds sold totaled $0, $0 and $475 thousand, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

Deposits. Average total deposits at December 31, 2019 were $2.804 billion, an increase of $743 million, or 36.1% compared to 2018. Average total deposits at December 31, 2018 were $2.061 billion, an increase of $567.0 million, or 37.9% compared to $1.494 billion in 2017. At December 31, 2019, total deposits were $3.077 billion, compared to $2.457 billion at December 31, 2018, an increase of $619 million, or 25.2%, and $1.471 billion at December 31, 2017. Deposits of $686.4 million were acquired in 2019 with the acquisitions of Florida Parishes Bank and First Florida Bank. Deposits of $889.2 million were acquired in 2018 with the acquisitions of Southwest, Sunshine and FMB.

The following table sets forth the deposits of the Company by category for the period indicated ($ in thousand).

Deposits

	December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Non-interest-bearing accounts	$723,208	23.5%	$570,148	23.2%	$301,989	20.5%
NOW accounts	941,598	30.6%	835,434	34.0%	601,694	40.9%
Money market accounts	462,810	15.1%	312,552	12.7%	149,715	10.2%
Savings accounts	287,200	9.3%	253,724	10.3%	133,864	9.1%
Time deposits less than $100,000	235,367	7.6%	194,006	7.9%	104,648	7.1%
Time deposits of $100,000 or over	426,350	13.9%	291,595	11.9%	178,655	12.2%
Total deposits	$3,076,533	100%	$2,457,459	100%	$1,470,565	100%

The Company’s loan-to-deposit ratio was 84.5% at December 31, 2019, 83.8% at December 31, 2018 and 83.3% at December 31, 2017. The loan-to-deposit ratio averaged 83.5% during 2019. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $2.650 billion at December 31, 2019, $2.166 billion at December 31, 2018, and $1.292 billion at December 31, 2017. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits.

Maturities of Certificates of Deposit

of $100,000 or More

		After Three
	Within Three	Through	After Twelve
($ in thousands)	Months	Twelve Months	Months	Total
December 31, 2019	$75,808	$249,234	$101,308	$426,350

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2019, advances from the FHLB totaled $206.3 million compared to $85.5 million at December 31, 2018 and $88.1 million at December 31, 2017. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were $2.7 million, $0 and $0 federal funds purchased at December 31, 2019, 2018, and 2017, respectively. As part of the FFB acquisition, the Company assumed two loans in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest is payable quarterly at rates ranging from 3.80% - 4.10%.

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

Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% for U.S government and agency securities, to 600% for certain equity exposures. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses, subject to certain limitations. An institution’s total risk-based capital for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The risk-based regulatory minimum requirements are 6% for Tier 1 and 8% for total risk-based capital.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2019, 2018 and 2017.

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

Analysis of Capital

			The Company			The First
	Adequately	Well	December 31,			December 31,
Capital Ratios	Capitalized	Capitalized	2019	2018	2017	2019	2018	2017
Leverage	4.0%	5.0%	10.3%	10.2%	11.7%	11.8%	12.2%	11.4%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	12.5%	11.5%	14.2%	15.1%	14.8%	14.5%
Tier 1	6.0%	8.0%	13.0%	12.2%	14.9%	15.1%	14.8%	14.5%
Total	8.0%	10.0%	15.8%	15.6%	15.5%	15.6%	15.2%	15.1%

Ratios

	2019	2018	2017
Return on assets (net income available to common stockholders divided by average total assets)	1.26%	0.87%	0.60%

Return on equity (net income available to common stockholders divided by average equity)	9.5%	7.6%	6.2%

Dividend payout ratio (dividends per share divided by net income per common share)	12.2%	12.3%	13.5%

Equity to asset ratio (average equity divided by average total assets)	13.3%	11.5%	9.7%

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

The Company's federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $84.2 million during the year ended December 31, 2019 and averaged $58.9 million at December 31, 2018. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2019, advances available totaled approximately $963.3 million, of which $211.4 million had been drawn, or used for letters of credit.

As of December 31, 2019, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $348.3 million of the Company’s investment balances, compared to $110.8 million at December 31, 2018. The increase in unpledged debt from December 2019 compared to December 2018 is primarily due to an increase in acquired deposits. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2019 was 17.1%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2019	Policy Maximum
Loans to Deposits (including FHLB advances)	79.2%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.9%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.1%	10.0%	In Policy
FHLB Advances / Total Assets	5.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	56.5%	90.0%	In Policy

	December 31, 2018	Policy Maximum
Loans to Deposits (including FHLB advances)	80.5%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.8%	90.0%	In Policy

	December 31, 2017	Policy Maximum
Loans to Deposits (including FHLB advances)	71.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	5.8%	30.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	4.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.6%	90.0%	In Policy

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

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program has an expiration date of December 31, 2019. Under the March 2019 program, the Company may repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 168,188 shares under the March 2019 program in 2019.

Commitments and Contractual Obligations

The following table presents, as of December 31, 2019, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

($ in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	G	$2,414,816	$-	$-	$-	$2,414,816
Time deposits	G	502,148	130,481	28,976	113	661,718
Borrowings	H	208,965			5,354	214,319
Lease obligations	I	1,643	2,886	1,475	981	6,985
Trust preferred subordinated debentures	N	-	-	-	15,742	15,742
Subordinated note purchase agreement	N	-	-	-	64,936	64,936
Total Contractual obligations		$3,127,572	$133,367	$30,451	$87,126	$3,378,516

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2019, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2019	Net Interest Income at Risk – Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	120,507	123,188	127,027	128,989	129,919	129,723	127,934
Dollar Change	-6,520	-3,839		1,962	2,892	2,696	907
NII @ Year 1	-5.1%	-3.0%		1.6%	2.3%	2.1%	0.7%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $6.5 million lower than in a stable interest rate scenario, for a negative variance of 5.1%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely increase by $2.9 million, or 2.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio was approximately 151.9% at December 31, 2019, 191.6% at December 31, 2018 and 221.8% at December 31, 2017. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year.

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

	December 31, 2019 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	834,772	780,800	833,959	916,032	969,472	999,703	1,011,517
Change in EVE from base	813	-53,159		82,073	135,513	165,744	177,558
% Change	0.1%	-6.4%		9.8%	16.3%	19.9%	21.3%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

	December 31, 2018 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	583,220	635,499	736,005	801,046	843,268	867,553	875,626
Change in EVE from base	-152,785	-100,506		65,041	107,263	131,548	139,621
% Change	-20.8%	-13.7%		8.8%	14.6%	17.9%	19.0%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, The First Bancshares, Inc. has excluded the operations of FPB Financial Corp. and First Florida Bancorp, Inc. acquired during 2019, which is described in Note C of the consolidated financial statements, from the scope of Management’s Report on Internal Control over Financial Reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2018

Atlanta, Georgia

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of The First Bancshares, Inc., and subsidiary (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2017 financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

($ in thousands except per share data)

	2019	2018
ASSETS
Cash and due from banks	$89,736	$71,356
Interest-bearing deposits with banks	79,128	87,751
Total cash and cash equivalents	168,864	159,107
Held-to-maturity securities (fair value of $0 in 2019 and $7,028 in 2018)	-	6,000
Debt securities available-for-sale securities	765,087	492,224
Other securities	26,690	16,704
Total securities	791,777	514,928
Loans held for sale	10,810	4,838
Loans, net of allowance for loan losses of $13,908 in 2019 and $10,065 in 2018	2,586,450	2,050,357
Interest receivable	14,802	10,778
Premises and equipment	104,980	74,783
Cash surrender value of life insurance	59,572	50,796
Goodwill	158,572	89,750
Other real estate owned	7,299	10,869
Other assets	38,737	37,780
Total assets	$3,941,863	$3,003,986
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$723,208	$570,148
Interest-bearing	2,353,325	1,887,311
Total deposits	3,076,533	2,457,459
Interest payable	2,508	1,519
Borrowed funds	214,319	85,500
Subordinated debentures	80,678	80,521
Other liabilities	24,167	15,733
Total liabilities	3,398,205	2,640,732
Stockholders’ Equity:
Common stock, par value $1 per share: 40,000,000 shares authorized;18,996,948 shares issued in 2019, 40,000,000 shares authorized and 14,857,092 shares issued in 2018, respectively	18,997	14,857
Additional paid-in capital	409,805	278,659
Retained earnings	110,460	71,998
Accumulated other comprehensive income (loss)	10,089	(1,796)
Treasury stock, at cost (194,682 shares - 2019; 26,494 shares - 2018)	(5,693)	(464)
Total stockholders’ equity	543,658	363,254
Total liabilities and stockholders’ equity	$3,941,863	$3,003,986

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

($ in thousands, except per share amount)

	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$128,858	$86,822	$56,826
Interest and dividends on securities:
Taxable interest and dividends	14,244	9,020	6,341
Tax-exempt interest	3,566	2,939	2,350
Interest on federal funds sold	7	206	390
Interest on deposits in banks	1,854	991	162
Total interest income	148,529	99,978	66,069
INTEREST EXPENSE
Interest on deposits	19,763	10,785	5,261
Interest on borrowed funds	6,960	4,306	1,648
Total interest expense	26,723	15,091	6,909
Net interest income	121,806	84,887	59,160
Provision for loan losses	3,738	2,120	506
Net interest income after provision for loan losses	118,068	82,767	58,654
NON-INTEREST INCOME
Service charges on deposit accounts	7,838	5,792	3,601
Other service charges and fees	1,047	996	624
Interchange fees	8,024	5,247	3,758
Secondary market mortgage income	5,988	4,048	4,502
Bank owned life insurance income	1,414	937	739
Gain (loss) on sale of premises	13	(137)	(22)
Securities gains (losses)	122	334	(16)
Gain (loss) on sale of other real estate	(144)	60	(199)
Financial assistance and bank enterprise awards	947	2,098	-
Other	1,698	1,186	1,376
Total non-interest income	26,947	20,561	14,363
NON-INTEREST EXPENSE
Salaries	41,065	33,640	25,828
Employee benefits	6,610	4,662	4,720
Occupancy	8,775	6,818	4,828
Furniture and equipment	1,838	1,575	1,225
Supplies and printing	890	846	640
Professional and consulting fees	6,449	5,381	6,757
Marketing and public relations	859	508	406
FDIC and OCC assessments	632	1,382	1,252
ATM expense	2,821	3,241	1,188
Bank communications	1,367	2,014	1,296
Data processing	1,285	6,931	1,039
Other	15,978	9,313	6,267
Total non-interest expense	88,569	76,311	55,446
Income before income taxes	$56,446	$27,017	$17,571
Income taxes	12,701	5,792	6,955

Net income available to common stockholders	$43,745	$21,225	$10,616

Earnings per share:
Basic	$2.57	$1.63	$1.12
Diluted	2.55	1.62	1.11

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

($ in thousands)	2019	2018	2017
Net income	$43,745	$21,225	$10,616

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding (loss)/gain arising during the period on available-for-sale securities	16,084	(1,484)	1,160
Reclassification adjustment for losses (gains) included net income	(122)	(334)	16

Unrealized holding (loss)/gain arising during the period on available-for-sale securities	15,962	(1,818)	1,176

Income tax benefit (expense)	(4,077)	460	(460)

Other comprehensive income (loss)	11,885	(1,358)	716

Comprehensive income	$55,630	$19,867	$11,332

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019

($ in thousands except per share amount)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2017	9,017,891	$9,018	$102,574	$44,477	$(1,078)	(26,494)	$(464)	$154,527
Net income	-	-	-	10,616	-	-	-	10,616
Other comprehensive income	-	-	-	-	716	-	-	716
Accumulated other comprehensive income due to statutory tax change	-	-	-	76	(76)	-	-	-
Cash dividend declared, $.15 per common share	-	-	-	(1,448)	-	-	-	(1,448)
Issuance of common shares	2,012,500	2,013	56,350	-	-	-	-	58,363
Costs associated with capital raise	-	-	(3,092)	-	-	-	-	(3,092)
Repurchase of restricted stock for payment of taxes	(11,867)	(12)	(318)	-	-	-	-	(330)
Issuance of restricted stock grant	84,286	84	(84)	-	-	-	-	-
Compensation cost on restricted stock	-	-	867	-	-	-	-	867
Issuance of shares for GCCB acquisition	89,591	90	2,159	-	-	-	-	2,249
Balance, December 31, 2017	11,192,401	$11,193	$158,456	$53,721	$(438)	(26,494)	$(464)	$222,468
Net income, 2018	-	-	-	21,225	-	-	-	21,225
Other comprehensive income	-	-	-	-	(1,358)	-	-	(1,358)
Dividend on common stock, $.20 per common share	-	-	-	(2,600)	-	-	-	(2,600)
Issuance of shares for Southwest acquisition	1,134,010	1,134	34,871	-	-	-	-	36,005
Issuance of shares for Sunshine acquisition	726,461	726	22,702	-	-	-	-	23,428
Issuance of shares for FMB acquisition	1,763,042	1,763	61,777	-	-	-	-	63,540
Issuance restricted stock grant	60,984	61	(61)	-	-	-	-	-
Restricted stock grant forfeited	(19,236)	(19)	19	-	-	-	-	-
Expense associated with common stock issuance	-	-	(237)	-	-	-	-	(237)
Compensation expense	-	-	1,154	-	-	-	-	1,154
ASU 2016-01 implementation	-	-	-	(348)	-	-	-	(348)
Repurchase of restricted stock for payment of taxes	(570)	(1)	(22)	-	-	-	-	(23)
Balance, December 31, 2018	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income, 2019	-	-	-	43,745	-	-	-	43,745
Common stock repurchased	-	-	-	-	-	(168,188)	(5,229)	(5,229)
Other comprehensive income	-	-	-	-	11,885	-	-	11,885
Dividend on common stock, $.31 per common share	-	-	-	(5,283)	-	-	-	(5,283)
Issuance of shares for FPB acquisition	2,377,501	2,378	75,842	-	-	-	-	78,220
Issuance of shares for FFB acquisition	1,682,889	1,683	53,785	-	-	-	-	55,468
Issuance restricted stock grant	89,315	89	(89)	-	-	-	-	-
Restricted stock grant forfeited	(7,931)	(8)	8	-	-	-	-	-
Compensation expense	-	-	1,661	-	-	-	-	1,661
Repurchase of restricted stock for payment of taxes	(1,918)	(2)	(61)	-	-	-	-	(63)
Balance, December 31, 2019	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

($ in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,745	$21,225	$10,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,314	4,300	2,902
FHLB Stock dividends	(171)	(97)	(54)
Provision for loan losses	3,738	2,120	506
Deferred income taxes	912	2,523	6,446
Restricted stock expense	1,661	1,154	866
Increase in cash value of life insurance	(1,414)	(937)	(739)
Amortization and accretion, net, related to acquisitions	(1,791)	(680)	1,737
Loss/(Gain) on sale of land/bank premises/equipment	(13)	137	22
Securities (gain)/losses	(122)	(334)	16
Loss on sale/writedown of other real estate	680	342	892
Payments on operating leases	(898)	-	-
Residential loans originated and held for sale	(186,132)	(137,287)	(162,491)
Proceeds from sale of residential loans held for sale	180,120	137,293	163,661
Changes in:
Interest receivable	(1,203)	(671)	(715)
Other assets	1,157	2,401	1,838
Interest payable	914	144	30
Other liabilities	(1,797)	(133)	(3,935)
Net cash provided by operating activities	44,700	31,500	21,598

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(180,502)	(66,350)	(89,196)
Purchases of other securities	(11,085)	(8,644)	(2,891)
Proceeds from maturities and calls of available-for-sale securities	109,189	61,587	57,996
Proceeds from sales of securities available-for-sale	32,976	40,289	7,731
Proceeds from redemption of other securities	2,712	5,714	682
Increase in loans	(44,102)	(81,193)	(121,437)
Net additions to premises and equipment	(7,892)	(4,057)	(4,675)
Purchase of bank owned life insurance	-	-	(469)
Proceeds from sale of other real estate owned	5,097	1,396	6,946
Proceeds from sale of other assets	65	-	-
Cash received in excess of cash paid for acquisition	30,860	42,450	3,910
Net cash used in investing activities	(62,682)	(8,808)	(141,403)

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Continued:
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease)/Increase in deposits	(67,821)	46,224	75,916
Proceeds from borrowed funds	364,715	105,000	198,800
Repayment of borrowed funds	(258,673)	(168,680)	(173,633)
Dividends paid on common stock	(5,190)	(2,557)	(1,416)
Net proceeds from issuance of stock	-	(237)	55,271
Cash paid to repurchase common stock	(5,229)	-	-
Repurchase of restricted stock for payment of taxes	(63)	(23)	(330)
Repayment of repurchase agreement	-	-	(5,000)
Issuance of subordinated debt, net	-	64,766	-
Net cash provided by financing activities	27,739	44,493	149,608

Net increase in cash and cash equivalents	9,757	67,185	29,803
Cash and cash equivalents at beginning of year	159,107	91,922	62,119
Cash and cash equivalents at end of year	$168,864	$159,107	$91,922

Supplemental disclosures:

Cash paid during the year for:
Interest	$20,673	$10,982	$7,054
Income taxes, net of refunds	11,102	2,120	354

Non-cash activities:
Transfers of loans to other real estate	1,706	1,528	1,000
Issuance of restricted stock grants	89	61	84
Stock issued in connection with Gulf Coast Community Bank acquisition	-	-	2,249
Stock issued in connection with Southwest acquisition	-	36,005	-
Stock issued in connection with Sunshine acquisition	-	23,428	-
Stock issued in connection with FMB acquisition	-	63,540	-
Stock issued in connection with FPB acquisition	78,220	-	-
Stock issued in connection with FFB acquisition	55,468	-	-
Dividends on restricted stock grants	93	43	33
Right-of-use obtained in exchange for operating lease liabilities	6,717	-	-

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

Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2019, the required reserve balance on deposit with the Federal Reserve Bank was approximately $75.6 million.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2019 and 2018.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. There were no equity securities on hand at December 31, 2019 and 2018.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the Federal Home Loan Bank (FHLB), Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.

Shares of Federal Home Loan Bank (FHLB), Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No other-than-temporary impairment was noted for the years ended December 31, 2019, 2018 and 2017.

Interest Income

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance in 2018 resulted in a $348 thousand decrease to retained earnings.

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

Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2019 and 2018, other real estate owned totaled $7.3 million and $10.9 million, respectively.

11.	Goodwill and Other Intangible Assets

The change in goodwill during the year is as follows ($ in thousands):

	2019	2018	2017
Beginning of year	$89,750	$19,960	$13,776
Acquired goodwill	68,822	69,790	6,184
End of year	$158,572	$89,750	$19,960

The Company performed the required annual impairment tests of goodwill and other intangibles as of December 1, 2019. The Company’s annual impairment test did not indicate impairment as of the testing date, and subsequent to that date, management is not aware of any events or changes in circumstances since the impairment test that would indicate that goodwill or other intangibles might be impaired. All goodwill is related to the Commercial/Retail Bank segment of the Company.

The Company’s acquisition method recognized intangible assets, which are subject to amortization, and included in other assets in the accompanying consolidated balance sheets, are core deposit intangibles, amortized on a straight-line basis, over a 10 year average life. The definite-lived intangible assets had the following carrying values at December 31, 2019 and 2018:

	2019
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$38,095	$(7,802)	$30,293

	2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$27,752	$(4,586)	$23,166

The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:

2017	$664
2018	1,656
2019	3,216

Amount
Estimated amortization expense for the year ending December 31:

2020	$3,751
2021	3,681
2022	3,511
2023	3,466
2024	3,436
Thereafter	12.448
$30,293

12.	Other Assets and Cash Surrender Value

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

ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2019 and 2018, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

16.	Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017, was $648 thousand, $382 thousand, and $336 thousand, respectively.

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

19.	Earnings Available to Common Stockholders

Per share amounts are presented in accordance with ASC Topic 260, Earnings Per Share. Under ASC Topic 260, two per share amounts are considered and presented, if applicable. Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from securities that may be converted into common stock, such as outstanding restricted stock. There were no anti-dilutive common stock equivalents excluded in the calculations.

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations available to common stockholders ($ in thousands, except per share amount):

For the Year Ended December 31, 2019

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common
Share	$43,745	17,050,095	$2.57

Effect of dilutive shares:
Restricted Stock	-	133,990
	$43,745	17,184,085	$2.55

For the Year Ended December 31, 2018

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common
Share	$21,225	12,985,733	$1.63

Effect of dilutive shares:
Restricted Stock	-	108,192
	$21,225	13,093,925	$1.62

For the Year Ended December 31, 2017

	Net	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic per common Share	$10,616	9,484,460	$1.12

Effect of dilutive shares:
Restricted Stock	-	76,800
	$10,616	9,561,260	$1.11

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

21. Investment in Limited Partnership

The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $3.0 million at December 31, 2019 and $3.4 million at December 31, 2018, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2019, 2018 and 2017.

22. Reclassifications

Certain reclassifications have been made to the 2018 and 2017 financial statements to conform with the classifications used in 2019. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

23. Accounting Standards

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. We adopted the standard under the cumulative effect transition method as of the date of adoption and elected to apply several of the available practical expedients, including:

•	Carryover of historical lease determination and lease classification conclusions

•	Carryover of historical initial direct cost balances for existing leases

•	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $1.8 million, and operating lease liabilities of $1.8 million as of January 1, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statements. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note I – Lease Obligations.

In December 2019, the Company early adopted the amendments in ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. These amendments clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. An entity may reclassify a debt security from held-to-maturity to available-for-sale if it is an eligible hedged item under the last-layer method. Any unrealized gain or loss at the transfer date would be recorded in accumulated other comprehensive income. The Company reclassified $6.3 million in securities with an unrealized holdings gain of $1.2 million from the held-to-maturity portfolio to the available-for-sale portfolio.

New Accounting Standards That Have Not Yet Been Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740. This update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The ASU also improves financial statement preparers’ application for income tax-related guidance, simplifies GAAP for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective on January 1, 2021 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. ASU 2019-01 provides clarification to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. This ASU (1) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (2) allows for the payments received from sales-type and direct financing leases to continue to be presented as results from investing activities in the statement of cash flows, and (3) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 was effective on January 1, 2020 and will not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The impact will be determined in the future as goodwill impairment tests are conducted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The FASB issued new guidance (Topic 326) to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write-down. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For calendar year-end SEC filers, it is effective for March 31, 2020 interim financial statements. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company’s Allowance for Credit Loss Committee (ACL Committee), made up of executive and senior management from corporate administration, accounting, risk management, and credit and portfolio administration, have reviewed and approved the methodology and initial setup of the CECL Model. All historical data used in the model’s calculation, the mathematical accuracy of that calculation, and any inputs provided externally that affect the calculation have been independently validated. Internal controls necessary in maintaining accuracy to estimate an adequate reserve have been designed but not tested for operating effectiveness. At this time, the Company has determined that the impact to the allowance for credit losses will be an increase under the new standard due to the life of loan loss estimation methodology, as well as the requirement to record an allowance on acquired loans previously recorded at fair value. It can be reasonably expected that a probable range in the reserve as a percentage of total loans after adoption of this guidance to be between 0.68% and 1.39%. The Company is currently focused on refining key adjustments and assumptions for a final loss estimate, for a final cumulative adjustment to retained earnings that will be recorded net of tax as of January 1, 2020.

The Company does not expect material allowance for credit losses to be recorded on available-for-sale debt securities, as the majority of the portfolio consists of government agency-backed securities for which the risk of loss is minimal.

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

Acquisitions

First Florida Bancorp, Inc.

On November 1, 2019, the Company completed its acquisition of First Florida Bancorp, Inc. (“FFB”), and immediately thereafter merged its wholly-owned subsidiary, First Florida Bank with and into The First. The Company paid a total consideration of $89.5 million in stock to the FFB shareholders as consideration in the merger, which included 1,682,889 shares of Company common stock and approximately $34.1 million in cash.

In connection with the acquisition, the Company recorded approximately $40.0 million of goodwill and $3.7 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $248.9 million loan portfolio at an estimated fair value discount of $1.7 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $2.4 million for the twelve month period ended December 31, 2019. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of FFB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through November 1, 2020, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on November 1, 2019 ($ in thousands):

Purchase price:
Cash and stock	$89,520
Total purchase price	89,520

Identifiable assets:
Cash and due from banks	50,169
Investments	122,084
Loans	247,263
Core deposit intangible	3,745
Personal and real property	4,991
Other assets	2,283
Total assets	430,535

Liabilities and equity:
Deposits	373,908
Borrowed funds	5,527
Other liabilities	1,619
Total liabilities	381,054
Net assets acquired	49,481
Goodwill resulting from acquisition	$40,039

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2019, are as follows ($ in thousands):

Outstanding principal balance	$245,190
Carrying amount	243,601

PCI loans are discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note E – “Loans” of this report.

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

Expenses associated with the acquisition were $2.3 million for the twelve months period ended December 31, 2019. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2019, are as follows ($ in thousands):

Outstanding principal balance	$192,126
Carrying amount	190,034

PCI loans are discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note E – “Loans” of this report.

FMB Financial Corp.

On November 1, 2018, the Company completed its acquisition of FMB Banking Corporation (“FMB), and immediately thereafter merged its wholly-owned subsidiary, Farmers & Merchants Bank, with and into The First. The Company paid a total consideration of $79.5 million to the former FMB shareholders including 1,763,042 shares of the Company’s common stock and $16.0 million in cash.

In Connection with the acquisition, the Company recorded $36.4 million of goodwill and $10.2 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired FMB’s $325.5 million loan portfolio at an estimated fair value discount of $7.6 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $600 thousand and $4.2 million for the twelve month period ended December 31, 2019 and 2018, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on November 1, 2018:

		Measurement
	As Initially	Period
($ in thousands)	Reported	Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$28,556	$-	$28,556
Investments	97,331	-	97,331
Loans	317,909	-	317,909
Bank owned life insurance	13,639	-	13,639
Core deposit intangible	10,203	-	10,203
Personal and real property	15,204	(254)	14,950
Other assets	2,902	152	3,054
Total assets	485,744	(102)	485,642

Liabilities and equity:
Deposits	431,276	-	431,276
Borrowed funds	5,369	-	5,369
Other liabilities	5,894	-	5,894
Total liabilities	442,539	-	442,539
Net assets acquired	43,205	(102)	43,103
Consideration paid	79,547	-	79,547
Goodwill resulting from acquisition	$36,342	$(102)	$36,444

Valuation adjustments have been made to personal and real property and other assets since initially reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2019, are as follows ($ in thousands):

Outstanding principal balance	$222,464
Carrying amount	217,539

PCI loans are discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note E – “Loans” of this report.

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

Expenses associated with the acquisition were $253 thousand and $4.2 million for the twelve month period ended December 31, 2019 and 2018, respectively. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

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

Expenses associated with the acquisition were $519 thousand the twelve month period ended December 31, 2019. These costs included system conversion and integrating operations charges, as well as legal and consulting expenses, which have been expensed as incurred.

Supplemental Pro Forma Information

The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2019 and 2018 as if the Southwest Banc Shares, Sunshine Financial, FMB, FPB and FFB acquisitions had occurred on January 1, 2018. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

	Pro Forma for the Year Ended December 31,
	2019	2018
($ in thousands)	(unaudited)	(unaudited)
Net interest income	$137,655	$138,422
Non-interest income	30,699	29,434
Total revenue	168,354	167,856
Income before income taxes	77,936	55,069

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. Purchased credit impaired loans acquired in the Southwest, FMB, FPB and FFB acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality. PCI loans are discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note E – “Loans” of this report.

NOTE D – SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	December 31, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S Treasury	$4,967	$-	$73	$4,894
Obligations of U.S. government agencies and sponsored entities	76,699	1,475	224	77,950
Tax-exempt and taxable obligations of states and municipal subdivisions	253,527	5,602	147	258,982
Mortgage-backed securities - residential	263,229	4,726	107	267,848
Mortgage-backed securities - commercial	125,292	2,398	223	127,467
Corporate obligations	27,877	218	149	27,946
Total available-for-sale	$751,591	$14,419	$923	$765,087

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. government agencies and sponsored entities	$47,212	$405	$275	$47,342
Tax-exempt and taxable obligations of states and municipal subdivisions	150,215	1,070	1,221	150,064
Mortgage-backed securities - residential	250,132	727	3,407	247,452
Mortgage-backed securities - commercial	39,613	444	39	40,018
Corporate obligations	7,518	15	185	7,348
Total available-for-sale	$494,690	$2,661	$5,127	$492,224

Held-to-maturity securities:
Taxable obligations of states and municipal subdivisions	$6,000	$1,028	$-	$7,028
Total held-to-maturity	$6,000	$1,028	$-	$7,028

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
($ in thousands) Available-for-Sale	Amortized Cost	Fair Value
Within one year	$30,141	$30,303
One to five years	80,119	81,372
Five to ten years	143,811	148,085
Beyond ten years	108,999	110,012
Mortgage-backed securities: residential	263,229	267,848
Mortgage-backed securities: commercial	125,292	127,467
Total	$751,591	$765,087

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

($ in thousands)	2019	2018	2017
Gross gains	$147	$880	$5
Gross losses	25	546	21
Realized net gain (loss)	$122	$334	$(16)

Securities with a carrying value of $447.0 million and $411.9 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The following table summarizes available-for-sale securities with unrealized and unrecognized losses at December 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	2019
	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$-	$-	$4,894	$73	$4,894	$73
Obligations of U.S. government agencies and sponsored entities	-	-	22,987	224	22,987	224
Tax-exempt and taxable obligations of states and municipal subdivisions	-	-	28,235	147	28,235	147
Mortgage-backed securities: residential	-	-	29,930	107	29,930	107
Mortgage-backed securities: commercial	9,306	16	19,130	207	28,436	223
Corporate obligations	500	-	10,572	149	11,072	149
Total available-for-sale	$9,806	$16	$115,748	$907	$125,554	$923

	2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and sponsored entities	$11,034	$52	$7,838	$223	$18,872	$275
Tax-exempt and taxable obligations of states and municipal subdivisions	38,200	311	42,102	910	80,302	1,221
Mortgage-backed securities	93,294	843	101,005	2,603	194,299	3,446
Corporate obligations	1,962	40	4,969	145	6,931	185
Total available-for-sale	$144,490	$1,246	$155,914	$3,881	$300,404	$5,127

At December 31, 2019 and December 31, 2018, the Company’s security portfolio consisted of 156 and 427 securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized at December 31, 2019 and 2018.

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with the changes in fair value recognized in net income. The adoption of this guidance in 2018 resulted in a $348 thousand decrease to retained earnings.

NOTE E - LOANS

The Company uses four different categories to classify loans in its portfolio based on the underlying collateral securing each loan. The loans grouped together in each category have been determined to share similar risk characteristics with respect to credit quality. Those four categories are commercial, financial and agriculture, commercial real estate, consumer real estate, installment and other;

Commercial, financial and agriculture – Commercial, financial and agriculture loans include loans to business entities issued for commercial, industrial, or other business purposes. This type of commercial loan shares a similar risk characteristic in that unlike commercial real estate loans, repayment is largely dependent on cash flow generated from the operation of the business.

Commercial real estate – Commercial real estate loans are grouped as such because repayment is mainly dependent upon either the sale of the real estate, operation of the business occupying the real estate, or refinance of the debt obligation. This includes both owner occupied and non-owner occupied CRE secured loans, because they share similar risk characteristics related to these variables.

Consumer real estate – Consumer real estate loans consist primarily of loans secured by 1-4 family residential properties and/or residential lots. This includes loans for the purpose of constructing improvements on the residential property, as well as home equity lines of credit.

Installment and other – Installment and other loans are all loans issued to individuals that are not for any purpose related to operation of a business, and not secured by real estate. Repayment on these loans is mostly dependent on personal income, which may be impacted by general economic conditions.

The following table shows the composition of the loan portfolio by category:

	December 31, 2019		December 31, 2018
($ in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans held for sale	$10,810	0.4%	$4,838	0.3%
Commercial, financial and agricultural	332,600	12.7%	301,182	14.6%
Real Estate:
Mortgage-commercial	1,028,012	39.4%	776,880	37.6%
Mortgage-residential	814,282	31.2%	617,804	29.9%
Construction	359,195	13.8%	298,718	14.5%
Lease financing receivable	3,095	0.1%	2,891	0.1%
Obligations of states and subdivisions	20,716	0.8%	16,941	0.8%
Installment and other	42,458	1.6%	46,006	2.2%
Total loans	2,611,168	100%	2,065,260	100%
Allowance for loan losses	(13,908)		(10,065)
Net loans	$2,597,260		$2,055,195

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

Activity in the allowance for loan losses for December 31, 2019, 2018 and 2017 was as follows:

($ in thousands)	2019	2018	2017
Balance at beginning of period	$10,065	$8,288	$7,510
Prior period reclassification - Mortgage Reserve Funding	-	(181)	-
Beginning balance of allowance restated	10,065	8,107	7,510
Loans charged-off:
Commercial, financial and agriculture	(141)	(265)	(62)
Commercial real estate	(54)	(222)	(110)
Consumer real estate	(163)	(7)	(152)
Installment and other	(306)	(87)	(81)
Total	(664)	(581)	(405)

Recoveries on loans previously charged-off:
Commercial, financial and agriculture	85	44	50
Commercial real estate	142	44	279
Consumer real estate	240	183	243
Installment and other	302	148	105
Total	769	419	677
Net (Charge-offs) Recoveries	105	(162)	272
Provision for Loan Losses	3,738	2,120	506
Balance at end of period	$13,908	$10,065	$8,288

The following tables represent how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans at December 31, 2019 and 2018.

Allocation of the Allowance for Loan Losses

	December 31, 2019

($ in thousands)	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	-
Total	$13,908	100%

	December 31, 2018
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$2,060	14.8%
Commercial real estate	6,258	64.6%
Consumer real estate	1,743	18.9%
Installment and other	201	1.7%
Unallocated	(197)	-
Total	$10,065	100%

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of December 31, 2019 and 2018. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses ($ in thousands).

	Commercial,			Installment
	Financial and	Commercial	Consumer	and
December 31, 2019	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,493	$25,984	$1,181	$281	$-	$29,939
Collectively evaluated	339,003	1,773,934	398,471	41,112	-	2,552,520
PCI Loans	191	10,471	7,204	33	-	17,899
Total	$341,687	$1,810,389	$406,856	$41,426	$-	$2,600,358

Allowance for Loan Losses
Individually evaluated	$1,182	$3,021	$141	$80	$-	$4,424
Collectively evaluated	1,861	5,815	1,553	216	39	9,484
Total	$3,043	$8,836	$1,694	$296	$39	$13,908

	Commercial,			Installment
	Financial and	Commercial	Consumer	and
December 31, 2018	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$1,657	$10,932	$804	$66	$-	$13.459
Collectively evaluated	302,329	1,309,322	383,368	34,292	-	2,029,311
PCI Loans	197	11,626	5,777	52	-	17,652
Total	$304,183	$1,331,880	$389,949	$34,410	$-	$2,060,422

Allowance for Loan Losses
Individually evaluated	$329	$758	$66	$26	$-	$1,179
Collectively evaluated	1,731	5,500	1,677	175	(197)	8,886
Total	$2,060	$6,258	$1,743	$201	$(197)	$10,065

For those PCI loans disclosed above, no impairment has been provided through the allowance for loan losses.

The following tables provide additional detail of impaired loans broken out according to class as of December 31, 2019, 2018 and 2017. The tables do not include PCI loans. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

December 31, 2019

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$59	$62	$-	$294	$7
Commercial real estate	13,556	13,671	-	10,473	591
Consumer real estate	542	594	-	2,173	-
Consumer installment	21	21	-	23	-
Total	$14,178	$14,348	$-	$12,963	$598

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,434	$2,434	$1,182	$2,039	$13
Commercial real estate	12,428	12,563	3,021	10,026	49
Consumer real estate	639	657	141	560	3
Consumer installment	260	260	80	164	2
Total	$15,761	$15,914	$4,424	$12,789	$67
Commercial, financial and agriculture	$2,493	$2,496	$1,182	$2,333	$20
Commercial real estate	25,984	26,234	3,021	20,499	640
Consumer real estate	1,181	1,251	141	2,733	3
Consumer installment	281	281	80	187	2
Total Impaired Loans	$29,939	$30,262	$4,424	$25,752	$665

December 31, 2018

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$709	$709	$-	$379	$27
Commercial real estate	6,441	8,170	-	7,685	427
Consumer real estate	445	760	-	4,522	69
Consumer installment	-	-	-	82	3
Total	$7,595	$9,639	$-	$12,668	$526

Impaired loans with a related allowance:
Commercial, financial and agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176
Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	-
Total	$5,846	$5,864	$1,179	$4,415	$195
Total Impaired Loans:

Commercial, financial and agriculture	$1,669	$1,669	$329	$1,347	$30
Commercial real estate	10,953	12,682	758	10,553	603
Consumer real estate	811	1,126	66	5,077	85
Consumer installment	26	26	26	106	3
Total Impaired Loans	$13,459	$15,503	$1,179	$17,083	$721

December 31, 2017

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$270	$270	$-	$90	$1
Commercial real estate	4,080	4,176	-	3,502	101
Consumer real estate	2,180	2,424	-	1,897	83
Consumer installment	29	29	-	17	-
Total	$6,559	$6,899	$-	$5,506	$185

Impaired loans with a related allowance:
Commercial, financial and agriculture	$850	$850	$267	$262	$14
Commercial real estate	2,638	2,638	234	2,756	112
Consumer real estate	504	504	137	493	15
Consumer installment	23	23	23	24	-
Total	$4,015	$4,015	$661	$3,535	$141

Total Impaired Loans:
Commercial, financial and agriculture	$1,120	$1,120	$267	$352	$15
Commercial real estate	6,718	6,814	234	6,258	213
Consumer real estate	2,684	2,928	137	2,390	98
Consumer installment	52	52	23	41	-
Total Impaired Loans	$10,574	$10,914	$661	$9,041	$326

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the years ended December 31, 2019, 2018 and 2017.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the twelve months for the years ended December 31, 2019, 2018 and 2017, was $348 thousand, $782 thousand and $342 thousand, respectively. The Company had no loan commitments to borrowers in nonaccrual status at December 31, 2019 and 2018.

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

($ in thousands)	Southwest	Sunshine	FMB	FPB	FFB	Total
Contractually required payments at acquisition	$925	$4,194	$9,939	$4,715	$947	$20,720
Cash flows expected to be collected at acquisition	706	3,894	8,604	4,295	955	18,454
Fair value of loans at acquisition	657	3,837	7,978	3,916	809	17,197

Total outstanding purchased credit impaired loans were $14.6 million and the related purchase accounting discount was $3.3 million as of December 31, 2019, and $13.8 million and $3.8 million as of December 31, 2018, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2019 and 2018 ($ in thousands):

	2019		2018
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$3,835	$13,817	$836	$1,185
Reclassification from prior years	-	-	859	3,229
Additions, including transfers from non-accretable	525	5,250	2,487	12,290
Accretion	(943)	943	(337)	337
Payments received, net	-	(5,528)	-	(3,214)
Charge-off	-	-	(10)	(10)
Balance at end of period	$3,417	$14,482	$3,835	$13,817

The following tables provide details of troubled debt restructurings (TDRs) during the twelve months ended December 31, 2019, 2018 and 2017 ($ in thousands, except for number of loans).

	Outstanding Recorded	Outstanding Recorded		Interest
December 31, 2019	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
Commercial, financial and agriculture	$979	$1,023	7	$19
Commercial real estate	15,953	16,122	14	137
Residential real estate	551	553	3	12
Consumer installment	10	11	2	-
Total	$17,493	$17,709	26	$168

	Outstanding Recorded	Outstanding Recorded		Interest
December 31, 2018	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
Commercial, financial and agriculture	$681	$663	2	$23
Commercial real estate	3,536	3,532	3	80
Residential real estate	-	-	-	-
Consumer installment	-	-	-	-
Total	$4,217	$4,195	5	$103

	Outstanding Recorded	Outstanding Recorded		Interest
December 31, 2017	Investment Pre-Modification	Investment Post-Modification	Number of Loans	Income Recognized
Commercial, financial and agriculture	$-	$-	-	$-
Commercial real estate	526	494	4	17
Residential real estate	66	64	1	4
Consumer installment	-	-	-	-
Total	$592	$558	5	$21

The TDRs presented above increased the allowance for loan losses and resulted in no charge-offs for the years ended December 31, 2019, 2018 and 2017.

The balance of TDRs at December 31, 2019, 2018 and 2017, was $32.0 million, $14.3 million and $6.9 million, respectively. As of December 31, 2019, the Company had no additional amount committed on any loan classified as a TDR.

During the twelve month periods ended December 31, 2019, 2018 and 2017, the terms of 26, 5 and 5 loans, respectively, were modified as TDRs. The modifications included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these nor were any of these loans written down.

The following tables represents the Company’s TDRs for the year ended December 31, 2019, 2018 and 2017:

			Past Due 90
December 31, 2019	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$583	$64	$-	$1,062	$1,709
Commercial real estate	4,299	809	109	19,991	25,208
Consumer real estate	1,905	112	58	2,940	5,015
Consumer installment	37	-	-	-	37
Total	$6,824	$985	$167	$23,993	$31,969
Allowance for loan losses	$128	$-	$-	$1,997	$2,125

			Past Due 90
December 31, 2018	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$13	$646	$-	$18	$676
Commercial real estate	4,827	-	-	5,425	10,252
Consumer real estate	442	86	-	2,801	3,329
Consumer installment	25	-	-	13	38
Total	$5,307	$732	$-	$8,257	$14,295
Allowance for loan losses	$80	$13	$-	$110	$203

			Past Due 90
December 31, 2017	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$-	$-	$-	$-	$-
Commercial real estate	3,702	92	-	1,024	4,818
Consumer real estate	1,013	89	-	987	2,089
Consumer installment	-	-	5	18	23
Total	$4,715	$181	$5	$2,029	$6,930
Allowance for loan losses	$100	$22	$5	$27	$154

The following table presents loans by modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 2019, 2018 and 2017 ($ in thousands, except for number of loans).

	2019		2018		2017
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	10	$458	2	$663	0	$-
Commercial real estate	4	15,423	2	3,419	2	302
Total	14	$15,881	4	$4,082	2	$302

The TDRs presented above increased the allowance for loan losses and resulted in no charge-offs for the years ended December 31, 2019, 2018 and 2017.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual including PCI loans:

	December 31, 2019
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	NonAccrual	PCI	Total Past Due, NonAccrual and PCI	Total Loans
Commercial, financial and agriculture	$515	$61	$2,137	$97	$2,810	$332,600
Commercial real estate	2,447	1,046	22,441	3,844	29,778	1,387,207
Consumer real estate	4,569	1,608	1,902	8,148	16,227	814,282
Consumer installment	226	-	260	6	492	42,458
Lease financing receivable	-	-	-	-	-	3,095
Obligations of states and subdivisions	-	-	-	-	-	20,716
Total	$7,757	$2,715	$26,740	$12,095	$49,307	$2,600,358

	December 31, 2018
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	NonAccrual	PCI	Total Past Due, NonAccrual and PCI	Total Loans
Commercial, financial and agriculture	$1,650	$-	$1,024	$184	$2,858	$301,182
Commercial real estate	5,137	570	9,187	5,406	20,300	1,075,598
Consumer real estate	5,529	650	1,411	7,781	15,371	617,804
Consumer installment	506	45	46	34	631	46,006
Lease financing receivable	-	-	-	-	-	2,891
Obligations of states and subdivisions	-	-	-	-	-	16,941
Total	$12,822	$1,265	$11,668	$13,405	$39,160	$2,060,422

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

Pass: Loans classified as pass are deemed to possess average to superior credit quality, requiring no more than normal attention.

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

As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	Commercial,
December 31, 2019	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$327,205	$1,645,496	$499,426	$41,008	$2,513,135
Special Mention	3,493	8,876	1,194	21	13,584
Substandard	10,972	50,554	13,244	397	75,167
Doubtful	16	77	-	-	93
Subtotal	$341,686	$1,705,003	$513,864	$41,426	$2,601,979
Less:
Unearned Discount	-	1,621	-	-	1,621

Loans, net of unearned discount	$341,686	$1,703,382	$513,864	$41,426	$2,600,358

	Commercial,
December 31, 2018	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$300,685	$1,286,151	$377,028	$34,127	$1,997,991
Special Mention	842	12,401	1,962	13	15,218
Substandard	2,640	33,856	10,959	270	47,725
Doubtful	16	85	-	-	101
Subtotal	$304,183	$1,332,493	$389,949	$34,410	$2,061,035
Less:
Unearned Discount	-	613	-	-	613

Loans, net of unearned discount	$304,183	$1,331,880	$389,949	$34,410	$2,060,422

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2019	2018
Premises:
Land	$30,094	$26,305
Buildings and improvements	63,346	48,998
Equipment	22,394	19,005
Construction in progress	6,258	666
	122,092	94,974
Less accumulated depreciation and amortization	23,634	20,191
	$98,458	$74,783

The amounts charged to operating expense for depreciation were $3.8 million, $2.6 million and $2.0 million in 2019, 2018 and 2017, respectively.

NOTE G - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2019 and 2018, were $187.8 million and $110.9 million, respectively.

At December 31, 2019, the scheduled maturities of time deposits included in interest-bearing deposits were as follows ($ in thousands):

Year	Amount
2020	$496,211
2021	99,567
2022	30,914
2023	15,071
2024	13,905
Thereafter	6,050
$661,718

NOTE H - BORROWED FUNDS

At December 31, 2019 and 2018, borrowed funds consisted of the following:

($ in thousands)	2019	2018
Fed Funds Purchased	$2,715	$-
FHLB advances	206,250	85,500
First Horizon Bank	5,354	-
	$214,319	$85,500

Advances from the FHLB have maturity dates ranging from January 2020 through December 2020. Interest is payable monthly at rates ranging from 1.50% to 3.76%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. Advances due to the FHLB are collateralized by $2.302 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.2 billion at December 31, 2019. As part of the FFB acquisition, the Company assumed two loans in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest is payable quarterly at rates ranging from 3.80% - 4.10%.

Future annual principal repayment requirements on the borrowings at December 31, 2019, were as follows ($ in thousands):

Year	Amount
2020	$209,672
2021	735
2022	764
2023	795
2024	826
Thereafter	1,527
$214,319

NOTE I – LEASE OBLIGATIONS

The Company enters into leases in the normal course of business primarily for financial centers, back office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 8 years. The Company does not currently have any significant finance leases in which we are the lessee.

The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.

Leases are classified as operating or finance leases at the lease commencement date. Operating leases in which we are the lessee are recorded as operating lease right-of-use assets and operating lease liabilities, which are included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term, and is recorded in net occupancy and equipment expense in the consolidated statements of income and other comprehensive income. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date and based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

As of December 31, 2019, operating lease right-of-use assets and liabilities were $6.5 million and $6.5 million, respectively.

The components of total lease cost were as follows for the period ending:

($ in thousands)	December 31, 2019
Operating lease costs	$898

Cash paid for amounts included in the measurement of lease liability
Operating cash flows from operating leases	$898

Future lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follows:

($ in thousands)
2020	$1,643
2021	1,527
2022	1,359
2023	844
2024	631
Thereafter	981
Total lease payments	$6,985
Less: Interest	(467)
Present value of lease liabilities	$6,518

The table below summarizes other information related to our operating leases:

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	2.5%

As a result of the adoption of ASC 842, The Company did not restate the prior period audited consolidated financial statements and all prior period amounts and disclosures are presented under ASC 840. At December 31, 2018, minimum future lease payments were as follows ($ in thousands):

	Operating Leases	Capital Leases
2019	$784	$275
2020	463	191
2021	347	175
2022	256	-
2023	229	-
Thereafter	197	-
Total minimum lease payments	$2,276	$641
Less:Amount representing interest		(25)
Present value of minimum lease payments		$616

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

Management believes, as of December 31, 2019, that the Company met all capital adequacy requirements to which they are subject. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more. The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2019 and 2018 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Company		Subsidiary
December 31, 2019	(Consolidated)		The First
($ in thousands)	Amount	Ratio	Amount	Ratio
Total risk-based	$446,571	15.8%	$439,538	15.6%
Common equity Tier 1	352,481	12.5%	425,630	15.1%
Tier 1 risk-based	367,727	13.0%	425,630	15.1%
Tier 1 leverage	367,727	10.3%	425,630	11.8%

December 31, 2018
($ in thousands)	Amount	Ratio	Amount	Ratio
Total risk-based	$348,295	15.6%	$339,376	15.2%
Common equity Tier 1	258,206	11.5%	329,311	14.8%
Tier 1 risk-based	273,398	12.2%	329,311	14.8%
Tier 1 leverage	273,398	10.2%	329,311	12.2%

The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2019, and 2018, were as follows:

	Company		Subsidiary
December 31, 2019	(Consolidated)		The First
($ in thousands)	Amount	Ratio	Amount	Ratio
Total risk-based	$225,932	8.0%	$225,413	8.0%
Common equity Tier 1	127,087	4.5%	126,795	4.5%
Tier 1 risk-based	169,449	6.0%	169,060	6.0%
Tier 1 leverage	143,460	4.0%	143,940	4.0%

December 31, 2018	Amount	Ratio	Amount	Ratio
($ in thousands)
Total risk-based	$179,177	8.0%	$178,578	8.0%
Common equity Tier 1	100,787	4.5%	100,450	4.5%
Tier 1 risk-based	134,383	6.0%	133,934	6.0%
Tier 1 leverage	107,739	4.0%	107,593	4.0%

The principal sources of funds to the Company to pay dividends are the dividends received from The First, A National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2019, the Company had available $22.7 million to pay dividends.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations implementation of CECL. The final rule provides banking organizations the option to phase in over a three year period the day one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. Based on the Company’s assessment of the CECL accounting standard and the impact of adoption on the consolidated financial statements and regulatory capital calculations, the Company is planning to adopt the capital transition relief over the permissible three year period.

NOTE K - INCOME TAXES

The components of income tax expense are as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$9,477	$2,435	$408
State	2,312	834	101
Deferred (In 2017, includes $2,081 due to	912	2,523	6,446
Tax Cut and Jobs Act)	$12,701	$5,792	$6,955

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$11,854	21%	$5,674	21%	$6,150	35%
Tax-exempt income	(1,176)	(2)%	(867)	(3)%	(1,155)	(6)%
Nondeductible expenses	348	1%	403	1%	234	1%
State income tax, net of federal tax effect	1,969	4%	1,058	4%	66	-
Tax credits, net	(334)	(1)%	(334)	(1)%	(331)	(2)%
Deferred tax adjustment due to Tax Cuts and Job Act	-	-	-	-	2,081	12%
Other, net	40	-%	(142)	(1)%	(90)	-
	$12,701	23%	$5,792	21%	$6,955	40%

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

The components of deferred income taxes included in the consolidated financial statements were as follows ($ in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,430	$2,547
Net operating loss carryover	2,830	2,831
Non-accrual loan interest	895	601
Other real estate	506	494
Unrealized loss on available-for-sale securities	-	611
Deferred Compensation	1,190	1,235
Loan Purchase Accounting	3,467	3,505
Right-of-use asset	1,650	-
Other	2,146	776
	16,114	12,600
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(3,417)	-
Securities	(81)	(149)
Premises and equipment	(5,002)	(3,056)
Core deposit intangible	(6,864)	(4,959)
Goodwill	(1,631)	(1,356)
Right-of-use liability	(1,650)	-
Other	(331)	(254)
	(18,976)	(9,774)
Net deferred tax asset/(liability), included in other assets/(liabilities)	$(2,862)	$2,826

With the acquisition of Baldwin in 2013, Bay in 2014, Gulf Coast in 2017, Sunshine 2018, and FPB in 2019, the Company assumed federal tax net operating loss carryovers. $11.7 million of net operating losses are available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.

The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2019, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2015.

NOTE L - EMPLOYEE BENEFITS

The Company and the Bank provide a deferred compensation arrangement (401(k) plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $771 thousand in 2019, $628 thousand in 2018 and $513 thousand in 2017.

The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2019, the ESOP held 5,728 shares valued at $203 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $11 thousand for 2019, $4 thousand for 2018 and $4 thousand for 2017.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, will be accrued by the Company at such retirement date. The Company accrued to expense $257 thousand for 2019 and $259 thousand for 2018 and $242 thousand for 2017 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

Upon the acquisition of Iberville Bank, Southwest and FMB, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2019, the total liability of the deferred compensation agreements was $1.1 million, $1.1 million, and $3.1million, respectively. Deferred compensation expense totaled $24 thousand, $80 thousand, and $136 thousand, respectively for 2019.

NOTE M - STOCK PLANS

In 2007, the Company adopted the 2007 Stock Incentive Plan.  The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share.  In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 120,578 at year-end 2019, and 89,315 and 60,984 shares were issued in 2019 and 2018, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	255,055	$22.94
Granted	89,315
Vested	(7,300)
Forfeited	(7,931)
Nonvested at December 31, 2019	329,139	$25.61

As of December 31, 2019, there was $4.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs is expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $240 thousand, $90 thousand, and $1.8 million.

Compensation cost in the amount of $1.7 million was recognized for the year ended December 31, 2019, $1.2 million was recognized for the year ended December 31, 2018 and $867 thousand for the year ended December 31, 2017. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).

NOTE N – SUBORDINATED DEBT

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

NOTE O - TREASURY STOCK

Shares held in treasury totaled 194,682 at December 31, 2019 and 26,494 at December 31, 2018, and 2017.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program has an expiration date of December 31, 2019. Under the March 2019 program, the Company may repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 168,188 shares under the March 2019 program during 2019.

NOTE P - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $23.7 million and $20.6 million at December 31, 2019 and 2018, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2019, is summarized as follows:

($ in thousands)
Loans outstanding at beginning of year	$20,593
New loans	6,603
Repayments	(3,499)
Loans outstanding at end of year	$23,697

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $6.2 million and $6.1 million.

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2019, nor are any significant losses as a result of these transactions anticipated.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2019		2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$42,774	$5,676	$32,624	$36,780
Unused lines of credit	137,966	208,728	115,524	131,741
Standby letters of credit	3,648	8,475	2,357	8,367

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from 1 year to 30 years.

The Company currently has 73 full service banking and financial service offices, one motor bank facility and four loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2019, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

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

Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using the discounted cash flow or other market indicators (Level 3).

The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2019 and 2018 ($ in thousands):

December 31, 2019

	Fair Value Measurements
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale

U.S Treasury	$4,894	$4,894	$-	$-
Obligations of U.S. government agencies and sponsored entities	77,950	-	77,950	$-
Municipal securities	258,982	-	248,637	10,345
Mortgage-backed securities	395,315	-	395,315	-
Corporate obligations	27,946	-	27,538	408
Total available for sale	$765,087	$4,894	$749,440	$10,753

December 31, 2018

	Fair Value Measurements
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale

Obligations of U.S. government agencies and sponsored entities	$47,342	$-	$47,342	$-
Municipal securities	150,064	-	142,490	7,574
Mortgage-backed securities	287,470	-	287,470	-
Corporate obligations	7,348	-	6,474	874
Total available for sale	$492,224	$-	$483,776	$8,448

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information.

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2019	2018
Balance, January 1	$874	$2,569
Unrealized loss included in comprehensive income	(466)	(1,695)
Balance at December 31, 2019 and 2018	$408	$874

	Municipal Securities
($ in thousands)	2019	2018
Balance, January 1	$7,574	$4,818
Unrealized gain included in comprehensive income	2,771	2,756
Balance at December 31, 2019 and 2018	$10,345	$7,574

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2019 and 2018. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2019	$408	Discounted cash flow	Discount rate	2.73% - 4.15%
December 31, 2018	$874	Discounted cash flow	Discount rate	3.71% - 5.03%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2019	$10,345	Discounted cash flow	Discount rate	1.50% - 4.40%
December 31, 2018	$7,574	Discounted cash flow	Discount rate	2.00% - 3.50%

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

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2019, amounted to $7.3 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2019 and 2018.

	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019

Impaired loans	$11,337	$-	$-	$11,337
Other real estate owned	7,299	-	-	7,299

December 31, 2018

Impaired loans	$11,571	$-	$-	$11,571
Other real estate owned	10,869	-	-	10,869

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

	Fair Value Measurements
December 31, 2019	Carrying	Estimated	Quoted Prices	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$168,864	$168,864	$168,864	$-	$-
Securities available-for-sale	765,087	765,087	4,894	749,440	10,753
Loans, net	2,597,260	2,560,668	-	-	2,560,668
Accrued interest receivable	14,802	14,802	-	4,246	10,556

Liabilities:
Non-interest-bearing deposits	$723,208	$723,208	$-	$723,208	$-
Interest-bearing deposits	2,353,325	2,339,537	-	2,339,537	-
Subordinated debentures	80,678	80,330	-	-	80,330
FHLB and other borrowings	214,319	214,319	-	214,319	-
Accrued interest payable	2,508	2,508	-	2,508	-

	Fair Value Measurements
December 31, 2018	Carrying	Estimated	Quoted Prices	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$159,107	$159,107	$159,107	$-	$-
Securities available-for-sale	492,224	492,224	-	483,776	8,448
Securities held-to-maturity	6,000	7,028	-	7,028	-
Loans, net	2,055,195	2,020,782	-	-	2,020,782
Accrued interest receivable	10,778	10,778	-	2,673	8,105

Liabilities:
Non-interest-bearing deposits	$570,148	$570,148	$-	$570,148	$-
Interest-bearing deposits	1,887,311	1,855,637	-	1,855,637	-
Subordinated debentures	80,521	76,986	-	-	76,986
FHLB and other borrowings	85,500	85,500	-	85,500	-
Accrued interest payable	1,519	1,519	-	1,519	-

NOTE S - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2019
	Commercial/	Mortgage
Revenue by Operating Segments	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$4,277	$1	$-	$4,278
Other	3,558	2	-	3,560
Interchange income	8,024	-	-	8,024
Investment brokerage fees	83	-	-	83
Net gains (losses) on OREO	(144)	-	-	(144)
Net gains (losses) on sales of securities (a)	122	-	-	122
Other	3,977	5,985	1,062	11,024
Total non-interest income	$19,897	$5,988	$1,062	$26,947

	Year Ended December 31, 2018
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$3,306	$2	$-	$3,308
Other	2,483	2	-	2,485
Interchange income	5,247	-	-	5,247
Investment brokerage fees	43	-	-	43
Net (losses) gains on OREO	60	-	-	60
Net gains on sale of loans (a)	33	-	-	33
Net gains (losses) on sales of securities (a)	334	-	-	334
Other	3,142	4,044	1,865	9,051
Total non-interest income	$14,648	$4,048	$1,865	$20,561

(a)	Not within scope of ASC 606

NOTE T – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through the date the financial statements were issued.

NOTE U - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follow.

Condensed Balance Sheets

	December 31,
($ in thousands)	2019	2018
Assets:
Cash and cash equivalents	$5,941	$3,081
Investment in subsidiary bank	616,807	434,352
Investments in statutory trusts	496	496
Bank owned life insurance	4,200	4,087
Other	2,292	2,927
	$629,736	$444,943
Liabilities and Stockholders’ Equity:
Subordinated debentures	$80,678	$80,521
Advances from First Horizon Bank	5,354	-
Other	46	1,168
Stockholders’ equity	543,658	363,254
	$629,736	$444,943

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Income:
Interest and dividends	$26	$11	$8
Dividend income	50,390	13,889	3,675
Other	1,062	1,865	51
	51,478	15,765	3,734
Expenses:
Interest on borrowed funds	4,918	3,454	860
Legal and professional	3,401	3,833	1,097
Other	2,418	1,755	1,349
	10,737	9,042	3,306
Income before income taxes and equity in undistributed income of subsidiary	40,741	6,723	428
Income tax benefit	2,291	1,496	1,222
Income before equity in undistributed income of Subsidiary	43,032	8,219	1,650
Equity in undistributed income of subsidiary	713	13,006	8,966

Net income	$43,745	$21,225	$10,616

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$43,745	$21,225	$10,616
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(713)	(13,006)	(8,966)
Restricted stock expense	1,661	1,154	867
Gain on disposition of CVR	-	-	(51)
Other, net	1,185	1,364	(625)
Net cash provided by operating activities	45,878	10,737	1,841

Cash flows from investing activities:
Investment in subsidiary bank	-	(27,000)	(35,000)
Net outlays for acquisitions	(32,363)	(47,041)	-
Net cash used in investing activities	(32,363)	(74,041)	(35,000)

Cash flows from financing activities:
Dividends paid on common stock	(5,190)	(2,557)	(1,416)
Repurchase of restricted stock for payment of taxes	(63)	(23)	(329)
Common stock repurchased	(5,229)	-	-
Net proceeds from issuance of 2,012,500 shares	-	(237)	55,271
Proceeds (repayment) of borrowed funds	(173)	(16,000)	-
Issuance of subordinated debt	-	64,766	-
Net cash provided by (used in) financing Activities	(10,655)	45,949	53,526

Net increase(decrease) in cash and cash equivalents	2,860	(17,355)	20,367
Cash and cash equivalents at beginning of year	3,081	20,436	69

Cash and cash equivalents at end of year	$5,941	$3,081	$20,436

NOTE V - OPERATING SEGMENTS

The Company is considered to have three principal business segments in 2019, 2018, and 2017, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

	Year Ended December 31, 2019
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$147,500	$1,003	$26	$148,529
Interest expense	21,388	417	4,918	26,723
Net interest income (loss)	126,112	586	(4,892)	121,806
Provision (credit) for loan losses	3,781	(43)	-	3,738
Net interest income (loss) after provision for loan losses	122,331	629	(4,892)	118,068
Non-interest income	19,897	5,988	1,062	26,947
Non-interest expense	78,440	4,310	5,819	88,569
Income (loss) before income taxes	63,914	2,181	(9,649)	56,446
Income tax (benefit) expense	14,595	490	(2,384)	12,701
Net income (loss)	$49,319	$1,691	$(7,265)	$43,745

Total Assets	$3,902,703	$26,231	$12,929	$3,941,863
Net Loans	2,584,385	12,875	-	2,597,260

	Year Ended December 31, 2018
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$98,758	$1,209	$11	$99,978
Interest expense	11,113	524	3,454	15,091
Net interest income (loss)	87,645	685	(3,443)	84,887
Provision (credit) for loan losses	2,259	(139)	-	2,120
Net interest income (loss) after provision for loan losses	85,386	824	(3,443)	82,767
Non-interest income	14,648	4,048	1,865	20,561
Non-interest expense	66,875	3,848	5,588	76,311
Income (loss) before income taxes	33,159	1,024	(7,166)	27,017
Income tax (benefit) expense	7,034	254	(1,496)	5,792
Net income (loss)	$26,125	$770	$(5,670)	$21,225

Total Assets	$2,969,560	$23,865	$10,592	$3,003,986
Net Loans	2,038,395	16,799	-	2,055,195

	Year Ended December 31, 2017
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$65,118	$943	$8	$66,069
Interest expense	6,048	1	860	6,909
Net interest income (loss)	59,070	942	(852)	59,160
Provision (credit) for loan losses	475	31	-	506
Net interest income (loss) after provision for loan losses	58,595	911	(852)	58,654
Non-interest income	9,807	4,505	51	14,363
Non-interest expense	49,143	3,857	2,446	55,446
Income (loss) before income taxes	19,259	1,559	(3,247)	17,571
Income tax (benefit) expense	7,740	437	(1,222)	6,955
Net income (loss)	$11,519	$1,122	$(2,025)	$10,616

Total Assets	$1,758,778	$32,234	$22,226	$1,813,238
Net Loans	1,196,365	25,443	-	1,221,808

NOTE W - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE

AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2019
Total interest income	$33,273	$37,571	$37,241	$40,444
Total interest expense	6,142	6,799	6,782	7,000
Net interest income	$27,131	$30,772	$30,459	$33,444
Provision for loan losses	1,123	791	974	850
Net interest income after provision for loan losses	26,008	29,981	29,485	32,594
Total non-interest income	5,554	6,716	7,103	7,574
Total non-interest expense	21,893	20,891	20,825	24,960
Income tax expense	2,034	3,823	3,491	3,353
Net income available to common stockholders	$7,635	$11,983	$12,272	$11,855
Per common share:
Net income, basic	$0.48	$0.69	$0.71	$0.64
Net income, diluted	0.63	0.70	0.74	0.72
Cash dividends declared	0.07	0.08	0.08	0.08

2018
Total interest income	$18,758	$25,037	$25,628	$30,555
Total interest expense	2,379	3,468	3,959	5,285
Net interest income	$16,379	$21,569	$21,669	$25,270
Provision for loan losses	277	857	412	574
Net interest income after provision for loan losses	16,102	20,712	21,257	24,696
Total non-interest income	3,459	5,632	5,074	6,396
Total non-interest expense	14,596	19,680	19,786	22,249
Income tax expense	1,008	1,419	1,383	1,982
Net income available to common stockholders	$3,957	$5,245	$5,162	$6,861
Per common share:
Net income, basic	$0.34	$0.40	$0.39	$0.48
Net income, diluted	0.34	0.40	0.39	0.48
Cash dividends declared	0.05	0.05	0.05	0.05

2017
Total interest income	$15,753	$16,464	$16,708	$17,143
Total interest expense	1,585	1,629	1,773	1,922
Net interest income	14,168	14,835	14,935	15,221
Provision for loan losses	46	248	90	122
Net interest income after provision for loan losses	14,122	14,587	14,845	15,099
Total non-interest income	3,391	3,757	3,658	3,556
Total non-interest expense	16,095	15,070	11,888	12,390
Income tax expense	296	908	1,901	3,851
Net income available to common stockholders	$1,122	$2,366	$4,714	$2,414
Per common share:
Net income, basic	$0.12	$0.26	$0.52	$0.23
Net income, diluted	0.12	0.26	0.51	0.23
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

As permitted by SEC guidance, management has excluded the operations of FPB and FFB from the scope of management’s report on internal control over financial reporting, each of which was acquired during the year ended December 31, 2019. For the year ended December 31, 2019, FPB represented approximately 10.2% of total consolidated assets and 16.6% of total consolidated net income and FFB represented approximately 10.2% of total consolidated assets and 1.9% of total consolidated net income.

This Annual Report on Form 10-K contains an audit report of Crowe LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2019 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 28, 2020, which proxy materials will be filed with the SEC on or about April 15, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 28, 2020, which proxy materials will be filed with the SEC on or about April 15, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 28, 2020, which proxy materials will be filed with the SEC on or about April 15, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 28, 2020, which proxy materials will be filed with the SEC on or about April 15, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 28, 2020, which proxy materials will be filed with the SEC on or about April 15, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.

Consolidated balance sheets – December 31, 2019 and 2018

Consolidated statements of income – Years ended December 31, 2019, 2018, and 2017

Consolidated statements of other comprehensive income – Years ended December 31, 2019, 2018, and 2017

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2019, 2018 and 2017

Consolidated statements of cash flows –Years ended December 31, 2019, 2018, and 2017

Notes to consolidated financial statements – December 31, 2019, 2018, and 2017

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

2.7	Agreement and Plan of Merger by and between The First Bancshares, Inc. and First Florida Bancshares, Inc., dated July 22, 2019 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 8-K filed on July 23, 2019).

2.8	Agreement and Plan of Merger by and between The First Bancshares, Inc. and Southwest Georgia Financial Corp., dated December 18, 2019 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 8-K filed on December 18, 2019).

3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2016).

3.2	Amendment to Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-Q filed on August 9, 2018).

3.3	Amended and Restated Bylaws of The First Bancshares, Inc., effective as of March 17, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017).

4.2	Form of Global Subordinated Note for The First Bancshares, Inc. 5.875% Fixed-to-Floating Rate Subordinated Notes Due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2018).

4.3	Form of Global Subordinated Note for The First Bancshares, Inc. 6.4% Fixed-to-Floating Rate Subordinated Notes Due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2018).

10.1	Note Purchase Agreement between the Company and the several purchasers of the Subordinated Notes, dated April 30, 2018 (incorporated herein by reference to Exhibit 10.1 to The Company’s Current Report on Form 8-K filed on May 1, 2018).

10.2	Subordinated Note Purchase Agreement between the Company and the several purchasers of the Subordinated Notes, dated April 30, 2018 (incorporated herein by reference to Exhibit 10.2 to The Company’s Current Report on Form 8-K filed on May 1, 2018).

10.3	Loan Agreement, dated as of December 5, 2016, by and between the Company, as Borrower, and First Tennessee Bank National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).

10.4	Employment Agreement dated May 31, 2011, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.5 of The First Bancshares' Annual Report on Form 10-K filed on March 29, 2012).+

10.5	Change in Control Agreement dated as of February 1, 2017 between the Company and Dee Dee Lowery (incorporated herein by reference to Exhibit 10.1 of The First Bancshares’ Current Report on Form 8-K filed on February 6, 2017).+

10.6	The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to The First Bancshares’ Registration Statement No. 333-171996 on Form S-8 filed on February 1, 2011).+

10.7	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 (incorporated herein by reference to Exhibit 10.6 to The First Bancshares Annual Report on Form 10-K filed on March 30, 2016).+

10.8	Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.9	Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.10	Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11	Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+

21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of Crowe LLP.*

23.2	Consent of T. E. Lott and Company, PA*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

**Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 16, 2020	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints M. Ray (Hoppy) Cole, Jr. and Donna T. (Dee Dee) Lowery, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution and resubsititution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 16, 2020
/s/ Rodney D. Bennett	Director	March 16, 2020
/s/ David W. Bomboy	Director	March 16, 2020
/s/ Charles R. Lightsey	Director	March 16, 2020
/s/ Fred McMurry	Director	March 16, 2020
/s/ Thomas E. Mitchell	Director	March 16, 2020
/s/ Ted E. Parker	Director	March 16, 2020
/s/ J. Douglas Seidenburg	Director	March 16, 2020
/s/ Andrew D. Stetelman	Director	March 16, 2020
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 16, 2020
(Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 16, 2020

