Form 10-Q
period 2020-03-31
FIRST BANCSHARES INC /MS/
filed 2020-05-11
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common stock, $1.00 par value, 21,593,396 shares issued and 21,398,714 outstanding as of May 7, 2020.

 The First Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS

Cash and due from banks	$107,252	$89,736
Interest-bearing deposits with banks	179,507	79,128
Total cash and cash equivalents	286,759	168,864

Securities available-for-sale, at fair value	762,977	765,087
Other securities	25,911	26,690
Total securities	788,888	791,777

Loans held for sale	13,288	10,810
Loans	2,602,288	2,600,358
Allowance for loan losses	(20,804)	(13,908)
Loans, net	2,594,772	2,597,260

Interest receivable	14,943	14,802
Premises and equipment	108,013	104,980
Cash surrender value of bank-owned life insurance	65,713	59,572
Goodwill	158,572	158,572
Other real estate owned	6,974	7,299
Other assets	37,167	38,737
TOTAL ASSETS	$4,061,801	$3,941,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$340,606	$723,208
Interest-bearing	2,937,188	2,353,325
TOTAL DEPOSITS	3,277,794	3,076,533

Interest payable	2,885	2,508
Borrowed funds	116,180	214,319
Subordinated debentures	80,717	80,678
Other liabilities	28,299	24,167
TOTAL LIABILITIES	3,505,875	3,398,205

STOCKHOLDERS’ EQUITY:
Common stock, par value $1 per share, 40,000,000 shares authorized; 19,046,637 shares issued at March 31, 2020, and 18,996,948 shares issued at December 31, 2019, respectively	19,047	18,997
Additional paid-in capital	409,855	409,805
Retained earnings	116,886	110,460
Accumulated other comprehensive gain	15,831	10,089
Treasury stock, at cost, 194,682 shares at March 31, 2020 and 194,682 shares at December 31, 2019	(5,693)	(5,693)
TOTAL STOCKHOLDERS’ EQUITY	555,926	543,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,061,801	$3,941,863

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME:
Interest and fees on loans	$36,005	$28,804
Interest and dividends on securities:
Taxable interest and dividends	4,034	3,591
Tax exempt interest	1,360	758
Interest on federal funds sold and interest bearing deposits in other banks	199	120
TOTAL INTEREST INCOME	41,598	33,273

INTEREST EXPENSE:
Interest on deposits	5,414	4,363
Interest on borrowed funds	2,119	1,779
TOTAL INTEREST EXPENSE	7,533	6,142

NET INTEREST INCOME	34,065	27,131

PROVISION FOR LOAN LOSSES	7,102	1,123
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	26,963	26,008

NON-INTEREST INCOME:
Service charges on deposit accounts	1,914	1,831
Gain on sale of securities	174	38
Other service charges and fees	4,386	3,685
TOTAL NON-INTEREST INCOME	6,474	5,554

NON-INTEREST EXPENSES:
Salaries and employee benefits	13,228	10,697
Occupancy and equipment	2,918	2,447
Acquisition and integration charges	740	3,179
Other	6,553	5,570
TOTAL NON-INTEREST EXPENSES	23,439	21,893
INCOME BEFORE INCOME TAXES	9,998	9,669
INCOME TAXES	1,687	2,034
NET INCOME	$8,311	$7,635

BASIC EARNINGS PER SHARE	$0.44	$0.49
DILUTED EARNINGS PER SHARE	0.44	0.48

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
Net income per consolidated statements of income	$8,311	$7,635

Other Comprehensive Income:

Unrealized holding gains arising during period on available-for-sale securities	8,629	7,966

Reclassification adjustment for (gains) included in net income	(174)	(38)

Unrealized holding gains arising during period on available-for-sale securities	8,455	7,928

Income tax (expense)	(2,713)	(2,006)

Other comprehensive income	5,742	5,922

Comprehensive Income	$14,053	$13,557

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
.Balance, January 1, 2019	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income	-	-	-	7,635	-	-	-	7,635
Other comprehensive income	-	-	-	-	5,922	-	-	5,922
Dividends on common stock, $0.07 per share	-	-	-	(1,039)	-	-	-	(1,039)
Issuance of common shares for FPB acquisition	2,377,501	2,378	75,842	-	-	-	-	78,220
Restricted stock grant	66,132	66	(66)	-	-	-	-	-
Restricted stock grant forfeited	(1,500)	(2)	2	-	-	-	-	-
Compensation expense	-	-	355	-	-	-	-	355
Balance, March 31, 2019	17,299,225	$17,299	$354,792	$78,594	$4,126	(26,494)	$(464)	$454,347

Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	-	-	-	8,311	-	-	-	8,311
Other comprehensive income	-	-	-	-	5,742	-	-	5,742
Dividends on common stock, $0.10 per share	-	-	-	(1,885)	-	-	-	(1,885)
Restricted stock grant	60,680	61	(61)	-	-	-	-	-
Repurchase of restricted stock for payment of taxes	(10,991)	(11)	(367)	-	-	-	-	(378)
Compensation expense	-	-	478	-	-	-	-	478
Balance, March 31, 2020	19,046,637	$19,047	$409,855	$116,886	$15,831	(194,682)	$(5,693)	$555,926

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$8,311	$7,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,308	677
Provision for loan losses	7,102	1,123
Loss on sale/writedown of ORE	293	295
Securities gain	(174)	(38)
Gain on sale/writedown of premises and equipment	8	-
Restricted stock expense	478	355
Increase in cash value of life insurance	(328)	(297)
Federal Home Loan Bank stock dividends	(53)	-
Payments on right-of-use assets	(382)	(122)
Residential loans originated and held for sale	(55,076)	(30,078)
Proceeds from sale of residential loans held for sale	51,828	28,632
Changes in:
Interest receivable	(141)	(283)
Interest payable	377	434
Other, net	450	(630)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,001	7,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	46,192	19,445
Proceeds from sales of securities available-for-sale	-	20,291
Purchases of available-for-sale securities	(36,277)	(46,599)
Redemptions of other securities	832	2,712
Net increase in loans	(925)	(29,961)
Net increase in premises and equipment	(1,413)	(1,548)
Proceeds from sale of other real estate owned	532	385
Purchase of bank-owned life insurance	(5,800)	-
Cash received in excess of cash paid for acquisitions	-	14,743
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	3,141	(20,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	201,122	144,318
Net decrease in borrowed funds	(98,139)	(41,000)
Dividends paid on common stock	(1,852)	(1,020)
Repurchase of restricted stock for payment of taxes	(378)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,753	102,298

NET INCREASE IN CASH	117,895	89,469
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	168,864	159,107
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$286,759	$248,576

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	5,567	4,297
Loans transferred to other real estate	504	946
Issuance of restricted stock grants	61	66
Stock issued in connection with FPB acquisition	-	78,220
Dividends on restricted stock grants	33	19
Lease liabilities arising from obtaining right-of-use assets	2,419	3,595

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2019.

NOTE 2 -- SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At March 31, 2020, the Company had approximately $4.062 billion in assets, $2.595 billion in net loans, $3.278 billion in deposits, and $555.9 million in stockholders' equity. For the three months ended March 31, 2020, the Company reported net income of $8.3 million. After-tax merger-related costs of $576 thousand were expensed during the three months ended March 31, 2020.

On February 21, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on Friday, February 7, 2020.

NOTE 3 -- ACCOUNTING STANDARDS

During the three month ended March 31, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.

New Accounting Standards That Have Not Yet Been Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes specific exceptions to the general principles in Topic 740. This update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The ASU also improves financial statement preparers’ application for income tax-related guidance, simplifies GAAP for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective on January 1, 2021 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The FASB issued new guidance (Topic 326) to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write-down. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For calendar year-end SEC filers, it is effective for March 31, 2020 interim financial statements. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company’s Allowance for Credit Loss Committee (“ACL Committee”), made up of executive and senior management from corporate administration, accounting, risk management, and credit and portfolio administration, have reviewed and approved the methodology and initial setup of the CECL Model. All historical data used in the model’s calculation, the mathematical accuracy of that calculation, and any inputs provided externally that affect the calculation have been independently validated. Internal controls necessary in maintaining accuracy to estimate an adequate reserve have been designed but not tested for operating effectiveness. The Company had finalized the formal review and approval process and the results of its CECL estimate as of year-end but has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), until the date on which the national emergency related to the novel coronavirus (“COVID-19”) outbreak is terminated or December 31, 2020 whichever occurs first. The delayed adoption will allow extra time to document and test controls over this standard and will allow us time to provide consistent, high-quality financial information to our investors and other stakeholders. Upon adoption of ASU 2016-13, the Company has determined that the impact to the allowance for credit losses will be an increase under the new standard due to the life of loan loss estimation methodology, as well as the requirement to record an allowance on acquired loans previously recorded at fair value. As disclosed previously, it can be reasonably expected that a probable range in the reserve as a percentage of total loans after adoption of this guidance to be between 0.68% and 1.39% as of January 1, 2020.

Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). The Company has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020 whichever occurs first. The Company has elected to utilize the five-year CECL transition. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU makes narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (CECL) standard issued in 2016. ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

First Florida Bancorp, Inc.

On November 1, 2019, the Company completed its acquisition of First Florida Bancorp, Inc. (“FFB”), and immediately thereafter merged its wholly-owned subsidiary, First Florida Bank with and into The First. The Company paid a total consideration of $89.5 million to the FFB shareholders as consideration in the merger, which included 1,682,889 shares of Company common stock and approximately $34.1 million in cash.

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

Expenses associated with the FFB acquisition were $443 thousand for the three months ended March 31, 2020. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of FFB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through November 1, 2020 in respect of FFB, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at March 31, 2020, are as follows ($ in thousands):

	November 1, 2019	March 31, 2020
Outstanding principal balance	$248,916	$233,392
Carrying amount	247,263	232,082

PCI loans are discussed more fully in Note 10 – “Loans” of this report.

FPB Financial Corp.

On March 2, 2019, the Company completed its acquisition of FPB Financial Corp., (“FPB”), and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank with and into The First. The Company paid a total consideration of $78.2 million to the FPB shareholders, which included 2,377,501 shares of Company common stock and $5 thousand in cash.

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

Expenses associated with the FPB acquisition were $63 thousand for the three months March 31, 2020. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on March 2, 2019 ($ in thousands):

		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$14,748	$-	$14,748
Investments	93,604	-	93,604
Loans	244,665	-	244,665
Bank owned life insurance	7,312	-	7,312
Core deposit intangible	4,793	1,804	6,597
Personal and real property	17,358	-	17,358
Other assets	1,430	(278)	1,152
Total assets	383,910	$1,526	385,436

Liabilities and equity:
Deposits	312,453	-	312,453
Borrowed funds	17,250	-	17,250
Other liabilities	6,291	-	6,291
Total liabilities	335,994	-	335,994
Net assets acquired	47,916	1,526	49,442
Consideration paid	78,225	-	78,225
Goodwill resulting from acquisition	$30,309	$1,526	$28,783

Valuation adjustments have been made to core deposit intangible and other assets since initially reported.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at March 31, 2020, are as follows ($ in thousands):

	March 2, 2019	March 31, 2020
Outstanding principal balance	$247,774	$180,070
Carrying amount	244,665	178,186

PCI loans are discussed more fully in Note 10 – “Loans” of this report.

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the three months ended March 31, 2020 and 2019 presents supplemental information as if the FPB and FFB acquisitions had occurred on January 1, 2019. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

($ in thousands)	Pro-Forma	Pro-Forma
	Three months ended March 31, 2020	Three months ended March 31, 2019
	(unaudited)	(unaudited)

Net interest income	$34,065	$34,705
Non-interest income	6,474	6,313
Total revenue	40,539	41,018
Income before income taxes	10,739	18,002

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. PCI loans acquired in the FPB and FFB acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common stockholders ($ in thousands, except per share amount):

	For the Three Months Ended
	March 31, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$8,311	18,818,115	$0.44

Effect of dilutive shares:
Restricted stock grants		124,014

Diluted earnings per share	$8,311	18,942,129	$0.44

	For the Three Months ended
	March 31, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$7,635	15,646,476	$0.49

Effect of dilutive shares:
Restricted stock grants		124,146

Diluted earnings per share	$7,635	15,770,622	$0.48

The Company granted 60,680 shares of restricted stock in the first quarter of 2020 and 66,132 shares of restricted stock in the first quarter of 2019.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2020, and December 31, 2019, these financial instruments consisted of the following:

($ in thousands)	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$39,351	$5,723	$42,774	$5,676
Unused lines of credit	120,335	180,732	137,966	208,728
Standby letters of credit	2,425	9,917	3,648	8,475

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from approximately 1 year to 30 years.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2020 and December 31, 2019:

•	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Impaired Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.

•	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of March 31, 2020			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$286,759	$286,759	$286,759	$-	$-
Securities available-for-sale:
U.S. Treasury	5,308	5,308	5,308
Obligations of U.S. government agencies and sponsored entities	72,880	72,880	-	72,880	-
Municipal securities	274,163	274,163	-	254,981	19,182
Mortgage-backed securities	382,900	382,900	-	382,900	-
Corporate obligations	27,726	27,726	-	27,215	511
Loans, net	2,594,772	2,573,942	-	-	2,573,942
Accrued interest receivable	14,943	14,943	-	3,995	10,948
Liabilities:
Non-interest-bearing deposits	$340,606	$340,606	$-	$340,606	$-
Interest-bearing deposits	2,937,188	2,946,069	-	2,946,069	-
Subordinated debentures	80,717	69,037	-	-	69,037
FHLB and other borrowings	116,180	116,180	-	116,180	-
Accrued interest payable	2,885	2,885	-	2,885	-

As of December 31, 2019			Fair Value Measurements
($ in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$168,864	$168,864	$168,864	$-	$-
Securities available-for-sale:
U.S. Treasury	4,894	4,894	4,894
Obligations of U.S. Government agencies and sponsored entities	77,950	77,950	-	77,950	-
Municipal securities	258,982	258,982	-	248,637	10,345
Mortgage-backed securities	395,315	395,315	-	395,315	-
Corporate obligations	27,946	27,946	-	27,538	408
Loans, net	2,597,260	2,560,668	-	-	2,560,668
Accrued interest receivable	14,802	14,802	-	4,246	10,556

Liabilities:
Non-interest-bearing deposits	$723,208	$723,208	$-	$723,208	$-
Interest-bearing deposits	2,353,325	2,339,537	-	2,339,537	-
Subordinated debentures	80,678	80,330	-	-	80,330
FHLB and other borrowings	214,319	214,319	-	214,319	-
Accrued interest payable	2,508	2,508	-	2,508	-

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$5,308	$5,308	$-	$-
Obligations of U.S. Government agencies and sponsored entities	72,880	-	72,880	-
Municipal securities	274,163	-	254,981	19,182
Mortgage-backed securities	382,900	-	382,900	-
Corporate obligations	27,726	-	27,215	511
Total available-for-sale	$762,977	$5,308	$737,976	$19,693

December 31, 2019

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$4,894	$4,894	$-	$-
Obligations of U.S. Government agencies and sponsored entities	77,950	-	77,950	-
Municipal securities	258,982	-	248,637	10,345
Mortgage-backed securities	395,315	-	395,315	-
Corporate obligations	27,946	-	27,538	408
Total available-for-sale	$765,087	$4,894	$749,440	$10,753

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

($ in thousands)	Bank-Issued Trust Preferred Securities
	2020	2019
Balance, January 1	$408	$874
Unrealized (loss)/gain included in comprehensive income	103	(466)
Balance at March 31, 2020 and December 31, 2019	$511	$408

($ in thousands)	Municipal Securities
	2020	2019
Balance, January 1	$10,345	$7,574
Unrealized (loss)/gain included in comprehensive income	8,837	2,771
Balance at March 31, 2020 and December 31, 2019	$19,182	$10,345

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2020	$511	Discounted cash flow	Probability of default	1.74% - 3.30%
December 31, 2019	$408	Discounted cash flow	Probability of default	2.73% - 4.15%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2020	$19,182	Discounted cash flow	Discount Rate	1.85% - 3.50%
December 31, 2019	$10,345	Discounted cash flow	Discount Rate	1.50% - 4.40%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at March 31, 2020 and December 31, 2019.

March 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,124	$-	$-	$11,124

Other real estate owned	6,974	-	-	6,974

December 31, 2019

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,337	$-	$-	$11,337

Other real estate owned	7,299	-	-	7,299

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

A summary of the amortized cost, fair value of available-for-sale securities at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

($ in thousands)	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury	$4,969	$339	$-	$5,308
Obligations of U.S. government
agencies and sponsored entities	70,726	2,216	62	72,880
Tax-exempt and taxable obligations of
states and municipal subdivisions	270,385	5,369	1,591	274,163
Mortgage-backed securities - residential	251,134	10,993	80	262,047
Mortgage-backed securities - commercial	115,974	4,976	97	120,853
Corporate obligations	27,838	242	354	27,726
Total	$741,026	$24,135	$2,184	$762,977

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury	$4,967	$-	$73	$4,894
Obligations of U.S. government
agencies sponsored entities	76,699	1,475	224	77,950
Tax-exempt and taxable obligations of
states and municipal subdivisions	253,527	5,602	147	258,982
Mortgage-backed securities - residential	263,229	4,726	107	267,848
Mortgage-backed securities - commercial	125,292	2,398	223	127,467
Corporate obligations	27,877	218	149	27,946
Total	$751,591	$14,419	$923	$765,087

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

($ in thousands)	March 31, 2020		December 31, 2019
	Available-for-Sale		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$28,094	$28,210	$30,141	$30,303
Due after one year through five years	86,142	87,617	80,119	81,372
Due after five years through ten years	147,047	150,671	143,811	148,085
Due greater than ten years	112,635	113,579	108,999	110,012
Mortgage-backed securities - residential	251,134	262,047	263,229	267,848
Mortgage-backed securities - commercial	115,974	120,853	125,292	127,467
Total	$741,026	$762,977	$751,591	$765,087

The details concerning securities classified as available-for-sale with unrealized losses as of March 31, 2020 and December 31, 2019 were as follows:

($ in thousands)

	March 31, 2020
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$-	$-	$-	$-	$-	$-
Obligations of U.S government agencies and sponsored entities	-	-	5,371	62	5,371	62
Tax-exempt and taxable obligations of state and municipal subdivisions	2,571	5	45,504	1,586	48,075	1,591
Mortgage-backed securities - residential	-	-	4,017	80	4,017	80
Mortgage-backed securities - commercial	4,293	4	12,532	93	16,825	97
Corporate obligations	4,494	6	9,820	348	14,314	354
Total	$11,358	$15	$77,244	$2,169	$88,602	$2,184

($ in thousands)

	December 31, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$-	$-	$4,894	$73	$4,894	$73
Obligations of U.S government agencies and sponsored entities	-	-	22,987	224	22,987	224
Tax-exempt and taxable obligations of state and municipal subdivisions	-	-	28,235	147	28,235	147
Mortgage-backed securities - residential	-	-	29,930	107	29,930	107
Mortgage-backed securities - commercial	9,306	16	19,130	207	28,436	223
Corporate obligations	500	-	10,572	149	11,072	149
Total	$9,806	$16	$115,748	$907	$125,554	$923

At March 31, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 195 and 156 securities, respectively, which were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitutes an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized during the three months ended March 31, 2020 or the year ended December 31, 2019.

NOTE 10 – LOANS

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

Commercial real estate – Commercial real estate loans are grouped as such because repayment is mainly dependent upon either the sale of the real estate, operation of the business occupying the real estate, or refinance of the debt obligation. This includes both owner-occupied and non-owner occupied CRE secured loans, because they share similar risk characteristics related to these variables.

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

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual including PCI loans.

($ in thousands)

	March 31, 2020
	Past Due 30 to 89 Days and Accruing	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCI	Total Past Due, Nonaccrual and PCI	Total Loans
Commercial, financial and agriculture	$1,385	$23	$1,989	$80	$3,477	$327,979
Commercial real estate	9,664	582	22,123	3,498	35,867	1,388,925
Consumer real estate	10,960	1,772	2,128	7,704	22,564	821,432
Consumer installment	328	15	224	5	572	42,208
Lease financing receivable	-	-	-	-	-	3,526
Obligations of states and subdivisions	-	-	-	-	-	18,218
Total	$22,337	$2,392	$26,464	$11,287	$62,480	$2,602,288

($ in thousands)

	December 31, 2019
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCI	Total Past Due, Nonaccrual and PCI	Total Loans
Commercial, financial and agriculture	$515	$61	$2,137	$97	$2,810	$332,600
Commercial real estate	2,447	1,046	22,441	3,844	29,778	1,387,207
Consumer real estate	4,569	1,608	1,902	8,148	16,227	814,282
Consumer installment	226	-	260	6	492	42,458
Lease financing receivable	-	-	-	-	-	3,095
Obligations of states and subdivisions	-	-	-	-	-	20,716
Total	$7,757	$2,715	$26,740	$12,095	$49,307	$2,600,358

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

The following presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of PCI loans acquired in the acquisitions from 2019.

($ in thousands)	FPB	FFB	Total
Contractually required payments at acquisition	$4,715	$947	$5,662
Cash flows expected to be collected at acquisition	4,295	955	5,250
Fair value of loans at acquisition	3,916	809	4,725

Total outstanding purchased credit impaired loans were $13.1 million and the related purchase accounting discount was $3.6 million as of March 31, 2020, and $14.6 million and $3.3 million as of December 31, 2019, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows at March 31, 2020 and 2019 ($ in thousands):

	March 31, 2020	March 31, 2019
	Accretable Yield	Accretable Yield
Balance at beginning of period	$3,417	$3,835
Additions, including transfers from non-accretable	337	427
Accretion	(148)	(275)
Balance at end of period	$3,606	$3,987

The following tables provide detail of impaired loans broken out according to class as of March 31, 2020 and December 31, 2019. The following tables do not include PCI loans. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2020
($ in thousands)				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$262	$265	$-	$160	$-
Commercial real estate	13,089	13,210	-	13,322	1
Consumer real estate	704	760	-	623	2
Consumer installment	12	12	-	17	-
Total	$14,067	$14,247	$-	$14,122	$3

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,238	$2,238	$1,011	$2,336	$5
Commercial real estate	12,007	12,076	2,845	12,217	30
Consumer real estate	682	707	114	661	4
Consumer installment	232	232	65	246	-
Total	$15,159	$15,253	$4,035	$15,460	$39

Total impaired loans:
Commercial, financial and agriculture	$2,500	$2,503	$1,011	$2,496	$5
Commercial real estate	25,096	25,286	2,845	25,539	31
Consumer real estate	1,386	1,467	114	1,284	6
Consumer installment	244	244	65	263	-
Total Impaired Loans	$29,226	$29,500	$4,035	$29,582	$42

As of March 31, 2020, the Company had $1.3 million of foreclosed residential real estate property obtained by physical possession and $1.6 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2019
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

Total impaired loans:
Commercial, financial and agriculture	$2,493	$2,496	$1,182	$2,333	$20
Commercial real estate	25,984	26,234	3,021	20,499	640
Consumer real estate	1,181	1,251	141	2,733	3
Consumer installment	281	281	80	187	2
Total Impaired Loans	$29,939	$30,262	$4,424	$25,752	$665

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for period ended March 31, 2020 and December 31, 2019.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2020, was $377 thousand. The Company had no loan commitments to borrowers in nonaccrual status at March 31, 2020 and December 31, 2019.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

The following table presents loans by class modified as troubled debt restructurings (TDRs) that occurred during the three months ended March 31, 2020 and 2019 ($ in thousands, except for number of loans).

	Three Months Ended March 31,
		Outstanding Recorded	Outstanding Recorded
2020	Number of Loans	Investment Pre-Modification	Investment Post-Modification
Commercial, financial and agriculture	1	$12	$12
Commercial real estate	2	738	734
Residential real estate	-	-	-
Consumer installment	-	-	-
Total	3	$750	$746

2019
Commercial, financial and agriculture	1	$175	$175
Commercial real estate	1	10	10
Residential real estate	1	81	80
Consumer installment	-	-	-
Total	3	$266	$265

The TDRs presented above increased the allowance for loan losses $37 thousand and $47 thousand and resulted in no charge-offs for the quarter ended March 31, 2020 and 2019, respectively.

The balance of TDRs decreased $900 thousand to $31.1 million at March 31, 2020 compared to $32.0 million at December 31, 2019. As of March 31, 2020, the Company had no additional amount committed on any loan classified as TDR.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	March 31, 2020		March 31, 2019
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	10	$15,841	13	$4,339

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these nor were any of these loans written down. The TDRs presented above increased the allowance for loan losses and resulted in no charge-offs for the quarter ended March 31, 2020 and 2019.

The following tables represents the Company’s TDRs at March 31, 2020 and December 31, 2019:

			Past Due 90
March 31, 2020	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$129	$454	$-	$1,494	$2,077
Commercial real estate	4,314	99	109	19,569	24,091
Consumer real estate	1,693	274	58	2,864	4,889
Consumer installment	35	-	-	-	35
Total	$6,171	$827	$167	$23,927	$31,092
Allowance for loan losses	$124	$-	$-	$2,247	$2,371

			Past Due 90
December 31, 2019	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$583	$64	$-	$1,062	$1,709
Commercial real estate	4,299	809	109	19,991	25,208
Consumer real estate	1,905	112	58	2,940	5,015
Consumer installment	37	-	-	-	37
Total	$6,824	$985	$167	$23,993	$31,969
Allowance for loan losses	$128	$-	$-	$1,997	$2,125

Credit Quality Indicators

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

Pass: Loan classified as pass are deemed to possess average to superior credit quality, requiring no more than normal attention.

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

As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

March 31, 2020	Commercial,
	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$330,739	$1,646,868	$496,926	$36,033	$2,510,566
Special Mention	3,351	11,399	1,001	19	15,770
Substandard	10,499	53,517	13,052	379	77,447
Doubtful	13	75	-	-	88
Subtotal	$344,602	$1,711,859	$510,979	$36,431	$2,603,871
Less:
Unearned Discount	-	1,583	-	-	1,583

Loans, net of unearned discount	$344,602	$1,710,276	$510,979	$36,431	$2,602,288

December 31, 2019	Commercial,
	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$327,205	$1,645,496	$499,426	$41,008	$2,513,135
Special Mention	3,493	8,876	1,194	21	13,584
Substandard	10,972	50,554	13,244	397	75,167
Doubtful	16	77	-	-	93
Subtotal	$341,686	$1,705,003	$513,864	$41,426	$2,601,979
Less:
Unearned Discount	-	1,621	-	-	1,621
Loans, net of unearned
discount	$341,686	$1,703,382	$513,864	$41,426	$2,600,358

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2020 and 2019:

($ in thousands)	Three months ended March 31, 2020
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$39	$13,908
Provision for loan losses	1,446	4,523	1,106	66	(39)	7,102
Loans charged-off	(99)	(333)	(9)	(59)	-	(500)
Recoveries	76	69	49	100	-	294
Total ending allowance balance	$4,466	$13,095	$2,840	$403	$-	$20,804

($ in thousands)	Three months ended March 31, 2019
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Installment and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,060	$6,258	$1,743	$201	$(197)	$10,065
Provision for loan losses	(490)	1,003	(1,516)	1,929	197	1,123
Loans charged-off	(4)	-	(42)	(29)	-	(75)
Recoveries	13	10	19	80	-	122
Total ending allowance balance	$1,579	$7,271	$204	$2,181	$-	$11,235

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of March 31, 2020 and December 31, 2019. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2020	Commercial,			Installment
	Financial and	Commercial	Consumer	and
	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,500	$25,095	$1,386	$244	$-	$29,225
Collectively evaluated	341,933	1,729,239	449,052	36,156	-	2,556,380
PCI Loans	169	9,575	6,908	31	-	16,683
Total	$344,602	$1,763,909	$457,346	$36,431	$-	$2,602,288

Allowance for Loan Losses
Individually evaluated	$1,010	$2,845	$114	$65	$-	$4,034
Collectively evaluated	3,456	10,250	2,726	338	-	16,770
Total	$4,466	$13,095	$2,840	$403	$-	$20,804

December 31, 2019	Commercial,			Installment
	Financial and	Commercial	Consumer	and
	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,493	$25,984	$1,181	$281	$-	$29,939
Collectively evaluated	339,003	1,773,934	398,471	41,112	-	2,552,520
PCI Loans	191	10,471	7,204	33	-	17,899
Total	$341,687	$1,810,389	$406,856	$41,426	$-	$2,600,358

Allowance for Loan Losses
Individually evaluated	$1,182	$3,021	$141	$80	$-	$4,424
Collectively evaluated	1,861	5,815	1,553	216	39	9,484
Total	$3,043	$8,836	$1,694	$296	$39	$13,908

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue, by operating segments, for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

($ in thousands)	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$1,055	$-	$-	$1,055	$974	$-	$-	$974
Other	859	1	-	860	857	1	-	858
Interchange income	1,986	-	-	1,986	1,652	-	-	1,652
Investment brokerage fees	102	-	-	102	9	-	-	9
Net gains (losses) on OREO	(224)	-	-	(224)	(10)	-	-	(10)
Net gains (losses) on sales of
securities (a)	174	-	-	174	(38)	-	-	(38)
Other	939	1,566	16	2,521	956	908	245	2,109

Total non-interest income	$4,891	$1,567	$16	$6,474	$4,400	$909	$245	$5,554

(a)	Not within scope of ASC 606

NOTE 12 – LEASES

The Company enters into leases in the normal course of business primarily for financial centers, back office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 11 years.

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

Leases are classified as operating or finance leases at the lease commencement date. Leases in which we are the lessee are recorded as a right-of-use assets and lease liabilities, which are included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. Lease expense for leases and short-term leases is recognized on a straight-line basis over the lease term, and is recorded in net occupancy and equipment expense in the consolidated statements of income and other comprehensive income. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date and based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

Right-of-use assets and lease liabilities relating to the Company’s operating and finance leases are as follows at March 31, 2020 and 2019 ($ in thousands).

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Right-of-use assets:
Operating leases	$6,141	$3,595
Finance leases	2,841	-
Total right-of-use assets	$8,952	$3,595
Lease liabilities:
Operating lease	$6,141	$3,595
Finance lease	2,419	-
Total lease liabilities	$8,560	$3,595

The table below summarizes our net lease costs ($ in thousands):

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operating lease cost	$378	$122
Finance lease cost:		-
Interest on lease liabilities	2	-
Amortization of right-of-use	2	-
Net lease cost	$382	$122

The table below summarizes other information related to our operating leases:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Weighted average remaining lease term
Operating leases	4.9 years	6.5 years
Finance leases	11.7 years	-
Weighted average discount rate
Operating leases	2.5%	3.1%
Finance leases	2.3%	-

The table below summarizes the maturity of remaining lease liabilities at March 31, 2020 and 2019 ($ in thousands):

	Three months ended March 31, 2020
	Operating Leases	Finance Leases
Remaining 2020	$1,222	$143
2021	1,527	175
2022	1,359	220
2023	844	220
2024	631	220
Thereafter	985	1,698
Total lease payments	$6,568	2,676
Less: Interest	(427)	(257)
Present value of lease liabilities	$6,141	$2,419

	Three months ended March 31, 2019
	Operating Leases	Finance Leases
Remaining 2019	$562	-
2020	715	-
2021	584	-
2022	541	-
2023	513	-
Thereafter	1,088	-
Total lease payments	$4,003	-
Less: Interest	(408)	-
Present value of lease liabilities	$3,595	-

NOTE 13 – SUBSEQUENT EVENTS/OTHER

On April 3, 2020, the Company completed its acquisition of Southwest Georgia Financial Corporation (“SWG”), and immediately thereafter merged its wholly-owned subsidiary, Southwest Georgia Bank, with and into The First. The Company paid total consideration of approximately $47.9 million to the former SWG shareholders including 2,546,967 shares of the Company’s common stock and approximately $2 thousand in cash. At March 31, 2020, SWG had $555.3 million in total assets, $391.1 million in loans and $472.9 million in deposits.

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and result of operations including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel. The following estimates are particularly subject to change in the near term due to the impact of COVID-19: the allowance for loan losses and valuation of goodwill. As of April 24, 2020, we have approximately 1,660 PPP loans approved through the SBA for $199.3 million and have processed payment modifications on 926 loans with principal balances of $401.5 million, representing 15% of total portfolio dollars.

Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

NOTE 14 – RECLASSIFICATION

Certain amounts in the 2019 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond the Company’s control and which may cause the Company’s actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements, include the negative impact of the novel coronavirus (“COVID-19”) pandemic on our financial statements, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

·	the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

·	government or regulatory responses to the COVID-19 pandemic;

·	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

·	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

·	adverse changes in asset quality and resulting credit risk-related losses and expenses;

·	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, public health emergencies and international instability;

·	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), potential impacts from the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;

·	changes in political conditions or the legislative or regulatory environment;

·	the adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required to replenish the allowance in future periods;

·	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

·	changes in the interest rate environment which could reduce anticipated or actual margins;

·	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;

·	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;

·	the rate of delinquencies and amount of loans charged-off;

·	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;

·	risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;

·	significant increases in competition in the banking and financial services industries;

·	changes in the securities markets;

·	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

·	our ability to retain our existing customers, including our deposit relationships;

·	changes occurring in business conditions and inflation;

·	changes in technology or risks to cybersecurity;

·	changes in deposit flows;

·	changes in accounting principles, policies, or guidelines, including the impact of the new CECL standard;

·	our ability to maintain adequate internal control over financial reporting;

·	risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates; and

·	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate.  The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, in this Quarterly Report on Form 10Q, and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

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

As a result of the Company’s immediate response to COVID-19, including loan modifications/payment deferral programs and the Paycheck Protection Program, as well as acquisition and integration of SWG, and increased uncertainty related to certain judgments and estimates, the Company has elected to temporarily defer or suspend the application of two provisions of U.S. Generally Accepted Accounting Principles (GAAP), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020.  Sections 4013 and 4014 of the CARES Act provide the Company with temporary relief from troubled debt restructurings and from CECL, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2020 compared to first quarter 2019

The Company reported net income available to common shareholders of $8.3 million for the three months ended March 31, 2020, compared with net income available to common shareholders of $7.6 million for the same period last year. For the first quarter of 2020, fully diluted earnings per share were $0.44, compared to $0.48 for the first quarter of 2019.

Operating net earnings, a non-GAAP financial measure, for the first quarter of 2020 totaled $8.9 million compared to $9.9 million for the first quarter of 2019, a decrease of $1.0 million or 10.5%. The net, after tax, provision charge in the quarter comparison was $4.6 million, which accounted for the decrease. Operating net earnings for the first quarter of 2020 excludes merger-related costs of $576 thousand, net of tax. Operating net earnings for the first quarter of 2019 excludes merger-related costs of $2.5 million, net of tax, and income of $174 thousand, net of tax, related to the Community Development Financial Institutions Fund of the U.S. Treasury. Operating earnings per share were $0.47 on a fully diluted basis for the first quarter 2020, compared to $0.63 for the same period in 2019, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $34.1 million, or 25.6%, for the three months ended March 31, 2020, compared to $27.1 million for the same period in 2019. The increase was due to interest income earned on a higher volume of loans. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $34.5 million and $27.4 million for the first quarter of 2020 and 2019, respectively. FTE net interest income increased $7.1 million in the prior year quarterly comparison due to increased loan volume. Purchase accounting adjustments accounted for $1.2 million of the difference in net interest income for the first quarter comparisons. First quarter 2020 FTE net interest margin, which is a non-GAPP measure, of 3.93% included 28 basis points related to purchase accounting adjustments compared to 3.89% for the same quarter in 2019, which included 18 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the net interest margin decreased 6 basis points in prior year quarterly comparison. In the first quarter of 2020, the Federal Reserve reduced the Federal Funds rate to near zero. The reduction in the rates contributed to the 6 basis point decrease in the core net interest margin. Quarterly average earning assets at March 31, 2020 increased $701 thousand, or 24.9%.

Non-interest income for the three months ended March 31, 2020, was $6.5 million compared to $5.6 million for the same period in 2019, reflecting an increase of $920 thousand or 16.6%. Service charges and interchange fee income increased $417 thousand along with mortgage income of $658 thousand.

Pre-tax, pre-provision operating earnings which exclude acquisition charges and treasury awards increased 29.9% to $17.8 million for the quarter ended March 31, 2020 as compared to $13.7 million for the first quarter of 2019. See reconciliation of non-GAAP financial measures provided below.

Provision for loan losses totaled $7.1 million for the quarter ended March 31, 2020, an increase of $6.0 million, or 532% as compared to $1.1 million for the first quarter of 2019. $5.6 million of the $7.1 million provision for loan loss expense for the quarter ended March 31, 2020 was related to anticipated economic effects of COVID-19. The allowance for loan losses of $20.8 million at March 31, 2020 or 0.80% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $23.4 million for the three months ended March 31, 2020, an increase of $1.5 million or 7.1%, when compared with the same period in 2019. Excluding the decrease in acquisition charges of $2.4 million for the first quarter of 2019, non-interest expense increased $4.0 million in the first quarter of 2020, of which $3.1 million was attributable to the operations of FPB and FFB, as compared to first quarter of 2019.

FINANCIAL CONDITION

The First represents the primary asset of the Company. The First reported total assets of $4.054 billion at March 31, 2020 compared to $3.935 billion at December 31, 2019, an increase of $119.5 million. Loans increased $1.9 million to $2.602 billion, or 0.1%, during the first three months of 2020. Deposits at March 31, 2020 totaled $3.280 billion compared to $3.082 billion at December 31, 2019.

For the three months period ended March 31, 2020, The First reported net income of $10.1 million compared to $9.6 million for the three months ended March 31, 2019. Merger charges, net of tax, equaled $576 thousand for the first three months of 2020 as compared to $2.5 million for the first three months of 2019.

CORONAVIRUS (COVID-19) IMPACT

In March 2020, the World Health Organization recognized the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These disruptions may result in a decline in demand for banking products or services, including loans and deposits, which could impact our future financial condition, result of operations and liquidity.

The impacts of the COVID-19 pandemic on the economy and the banking industry are rapidly evolving and the future effects are unknown at this time. The Company is working to adapt to the changing environment and proactively plan for contingencies. To that end, the Company has and is taking steps to protect the health of our employees and to work with our customers experiencing difficulties as a result of this virus. The Company has many non-branch personnel working remotely. All of our branches are open, and we are servicing our clients with limited lobby access by appointment only. We have also been working through loan modifications and payment deferral programs to assist affected customers, and have increased our allowance for loan and lease losses.

Our staff has been working to assist clients with payment modifications and processing of Paycheck Protection Program (“PPP”) applications with the United States Small Business Administration (the “SBA”). As of April 24, 2020, we have approximately 1,660 PPP loans approved through the SBA for $199.3 million and have processed payment modifications on 926 loans with principal balances of $401.5 million, representing 15% of total portfolio dollars.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $6.9 million, or 25.6%, for the first quarter of 2020 relative to the first quarter of 2019. The increase was due to interest income earned on a higher volume of loans. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Avg.	Tax Equivalent	Yield/	Avg.	Tax Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate

Earning Assets:
Taxable securities	$560,613	$3,944	2.81%	$435,576	$3,581	3.29%
Tax exempt securities	224,212	1,821	3.25%	117,831	1,015	3.45%
Total investment securities	784,825	5,765	2.94%	553,407	4,596	3.32%
Interest bearing deposits in
other banks	129,978	289	0.89%	94,778	130	0.55%
Loans	2,602,340	36,005	5.53%	2,167,495	28,804	5.32%
Total earning assets	3,517,143	42,059	4.78%	2,815,680	33,530	4.76%
Other assets	473,350			366,081
Total assets	$3,990,493			$3,181,761

Interest-bearing liabilities:
Deposits	$3,042,529	$5,413	0.71%	$2,024,718	$4,363	0.86%
Borrowed funds	145,267	917	2.53%	86,269	546	2.53%
Subordinated debentures	80,697	1,203	5.96%	80,540	1,233	6.12%
Total interest-bearing liabilities	3,268,493	7,533	0.92%	2,191,527	6,142	1.12%
Other liabilities	174,691			600,017
Stockholders’ equity	547,309			390,217
Total liabilities and
stockholders’ equity	$3,990,493			$3,181,761

Net interest income		$34,065			$27,131
Net interest margin			3.87%			3.85%
Net interest income (FTE)*		$34,526	3.86%		$27,388	3.64%
Net interest margin (FTE)*			3.93%			3.89%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	3/31/20	% of Total	3/31/19	% of Total
Non-interest income:
Service charges on deposit accounts	$1,914	29.56%	$1,831	32.97%
Mortgage fee income	1,567	24.20%	909	16.37%
Interchange fee income	1,986	30.68%	1,652	29.74%
Gain (loss) on securities , net	174	2.69%	38	0.68%
Financial assistance award	-	-	233	4.20%
Other charges and fees	833	12.87%	891	16.04%
Total non-interest income	$6,474	100%	$5,554	100%

Non-interest expense:
Salaries and employee benefits	$13,228	56.43%	$10,697	48.87%
Occupancy expense	2,918	12.45%	2,442	11.15%
FDIC premiums	147	0.63%	(52)	(0.24)%
Marketing	213	0.91%	175	0.80%
Amortization of core deposit intangibles	938	4.00%	716	3.27%
Other professional services	874	3.73%	920	4.20%
Other non-interest expense	4,381	18.69%	3,816	17.43%
Acquisition and integration charges	740	3.16%	3,179	14.52%
Total non-interest expense	$23,439	100%	$21,893	100%

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

The Company’s provision for income taxes was $1.7 million or 16.9% of earnings before income taxes for the first quarter of 2020, compared to $2.0 million or 21.0% of earnings before income taxes for the same period in 2019. The decrease in the effective tax rate for 2020 is related to the CARES Act that was signed into law on March 27, 2020. The Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $763.0 million, or 18.8% of total assets at March 31, 2020 compared to $765.1 million, or 19.4% of total assets at December 31, 2019.

There were no federal funds sold at March 31, 2020 and December 31, 2019; and interest-bearing balances at other banks increased to $179.5 million at March 31, 2020 from $79.0 million at December 31, 2019. The Company’s investment portfolio decreased $2.9 million, or 0.4%, to a total fair market value of $788.9 million at March 31, 2020 compared to December 31, 2019. The portfolio decrease can be attributed to calls, maturities and mortgage paydowns related to the decline in interest rates since the end of 2019. The Company’s investments are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $2.616 billion at March 31, 2020, an increase of $4.4 million, or 0.2%, from December 31, 2019. The increase is attributed to organic loan growth.

The following table shows the composition of the loan portfolio by category ($ in thousands):

	Composition of Loan Portfolio
	March 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Loans held for sale	$13,288	0.5%	$10,810	0.4%
Commercial, financial and agricultural	327,979	12.5%	332,600	12.7%
Real estate - commercial	1,048,854	40.1%	1,028,012	39.4%
Real estate - residential	828,378	31.7%	814,282	31.2%
Real estate - construction	334,707	12.8%	359,195	13.8%
Lease financing receivable	3,526	0.1%	3,095	0.1%
Obligations of states and subdivisions	18,218	0.7%	20,716	0.8%
Consumer and other	40,626	1.6%	42,458	1.6%
Total loans	2,615,576	100%	2,611,168	100%
Allowance for loan losses	(20,804)		(13,908)
Net loans	$2,594,772		$2,597,260

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

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At March 31, 2020, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans, including PCI loans, totaled $37.8 million at March 31, 2020, an decrease of $1.0 million from December 31, 2019.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.0 million at March 31, 2020 as compared to $7.3 million at December 31, 2019.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At March 31, 2020, the Bank had $31.1 million in loans that were classified as “TDRs”, of which $6.2 million were performing as agreed with modified terms. At December 31, 2019, the Bank had $32.0 million in loans that were classified as troubled debt restructurings of which $6.8 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of March 31, 2020, $24.9 million in loans categorized as TDRs were classified as non-performing as compared to $25.1 million at December 31, 2019.

The following table, which includes purchased credit impaired loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($ in thousands)	3/31/20	12/31/19

Nonaccrual Loans

Real Estate:
1-4 Family residential construction	$-	$-
Other Construction/land	1,578	1,548
1-4 family residential revolving/open-end	1,154	998
1-4 family residential closed-end	8,679	8,986
Nonfarm, nonresidential, owner-occupied	20,270	20,157
Nonfarm, nonresidential, other nonfarm nonresidential	3,772	4,647
Total Real Estate	35,453	36,336
Commercial and industrial	2,069	2,234
Loans to individuals – other	229	265
Total Nonaccrual Loans	37,751	38,835

Other real-estate owned	6,974	7,299

Total Non-performing Assets	$44,725	$46,134
Performing TDRs	$6,171	$6,824
Total non-performing assets as a % of total loans & leases net of unearned income	1.72%	1.77%
Total nonaccrual loans as a % of total loans & leases net of unearned income	1.45%	1.49%

Non-performing assets totaled $44.7 million at March 31, 2020, compared to $46.1 million at December 31, 2019, a decrease of $1.4 million. The ALLL/total loans ratio was 0.80% at March 31, 2020, and 0.53% at December 31, 2019. The increase in the ALLL/total loans ratio is primarily attributable to an increase in the ALLL due to concerns with the anticipated economic effects of COVID-19, as discussed under the heading “Allowance for Loan and Lease Losses” below. Total valuation accounting adjustments total $11.1 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was 0.03% for the quarter ended March 31, 2020 compared to (0.002)% at December 31, 2019.

The following table represents the Company’s impaired loans, excluding PCI loans, as of the dates noted:

($ in thousands)	March 31,	December 31,
	2020	2019
Impaired Loans:
Impaired loans without a valuation allowance	$14,067	$14,178
Impaired loans with a valuation allowance	15,159	15,761
Total impaired loans	$29,226	$29,939
Allowance for loan losses on impaired loans at period end	4,035	4,424

Total nonaccrual loans	$29,226	$29,939

Past due 90 days or more and still accruing	2,392	2,715
Average investment in impaired loans	29,266	26,195

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance for credit losses is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

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

At March 31, 2020, the consolidated allowance for loan losses was approximately $20.8 million, or 0.80% of outstanding loans excluding loans held for sale. At December 31, 2019, the allowance for loan losses amounted to approximately $13.9 million, which was 0.53% of outstanding loans excluding loans held for sale. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. During the quarter, the World Health Organization declared the spread of the COVID-19 virus to be a global pandemic. This has caused significant disruptions to the U.S. economy across all industries. While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher than normal provision expense to provide the required allowance reserve for this situation. If economic conditions continue to worsen, further funding to the allowance may be required in future periods. The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $7.1 million at March 31, 2020, $3.7 million at December 31, 2019 and $1.1 million at March 31, 2019. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At March 31, 2020, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods ($ in thousands):

Allowance for Loan and Lease Losses
	Three Months Ended	Three Months Ended	For the Year Ended
Balances:	3/31/20	3/31/19	12/31/19
Average gross loans & leases outstanding during
period:	$2,602,340	$2,167,495	$2,341,202
Gross loans & leases outstanding at end of
period:	2,615,575	2,341,586	2,611,168
Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,908	$10,065	$10,065
Provision charged to expense	7,102	1,123	3,738
Charge-offs:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	-	-	-
1-4 family revolving, open-ended	-	-	54
1-4 family closed-end	9	42	109
Nonfarm, nonresidential, owner-occupied	333	-	54
Total Real Estate	342	42	217
Commercial and industrial	99	4	141
Credit cards	-	-	33
Automobile loans	21	1	48
Loans to individuals - other	28	28	-
All other loans	10	-	225
Total	500	75	664
Recoveries:
Real Estate-
1-4 family residential construction	-	-	-
Other construction/land	9	6	129
1-4 family revolving, open-ended	25	1	19
1-4 family closed-end	24	19	221
Nonfarm, nonresidential, owner-occupied	60	4	13
Total Real Estate	118	30	382
Commercial and industrial	76	12	85
Credit cards	-	-	3
Automobile loans	33	13	40
Loans to individuals - other	21	12	72
All other loans	46	55	187
Total	294	122	769
Net loan charge offs (recoveries)	206	(47)	(105)
Balance at end of period	$20,804	$11,235	$13,908

RATIOS
Net Charge-offs (recoveries) to average loans &
leases (annualized)	0.03%	(0.008)%	(0.004)%
Allowance for loan losses to gross loans &
leases at end of period	0.80%	0.48%	0.53%
Net Loan Charge-offs (recoveries) to provision
for loan losses	2.90%	(4.19)%	(2.81)%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at March 31, 2020 and December 31, 2019.

Allocation of the Allowance for Loan Losses
($ in thousands)	March 31, 2020
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$4,466	13.2%
Commercial real estate	13,095	65.8%
Consumer real estate	2,840	19.6%
Installment and other	403	1.4%
Unallocated	-	-
Total	$20,804	100%

($ in thousands)	December 31, 2019
	Amount	% of loans in each category to total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	-
Total	$13,908	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $107.3 million at March 31, 2020 and $89.7 million at December 31, 2019. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“ FHLB”). Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities decreased $779 thousand due to a decrease in FHLB stock. The Company’s net premises and equipment at March 31, 2020 was $108.0 million and $105.0 million at December 31, 2019; an increase of $3.0 million, or 2.9% for the first three months of 2020. The increase is attributed to the recording of a finance lease in the first quarter of 2020. Bank-owned life insurance increased to 65.7 million at March 31, 2020, an increase of $6.1 million from December 31. 2019. Goodwill at March 31, 2020 remained unchanged at $158.6 million when compared to December 31, 2019. Other intangible assets, consisting primarily of the Company’s core deposit intangible, decreased by $938 thousand in the first quarter of 2020, as compared to December 31, 2019.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Given the recent events surrounding the COVID-19 pandemic, the Company performed a peer stock price comparison and did not note any impairment. At this time, we do not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic.

Other real estate owned decreased by $325 thousand, or 4.5%, to $7.0 million at March 31, 2020 as compared to December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $361.5 million at March 31, 2020 and $410.3 million at December 31, 2019, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 14.0% of gross loans at March 31, 2020 and 15.8% at December 31, 2019, with the decrease related to revolving open-ended lines secured by 1-4 family and commercial and industrial loans. The Company also had undrawn standby similar letters of credit to customers totaling $12.3 million at March 31, 2020 and $12.1 million at December 31, 2019. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of March 31, 2020. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.093 billion at March 31, 2020. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2020, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $306.8 million of the Company’s investment balances, compared to $348.3 million at December 31, 2019. The decrease in unpledged securities from March 2020 compared to December 2019 is primarily due to an decrease in portfolio assets. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $109.5 million at March 31, 2020.

The Company’s liquidity ratio as of March 31, 2020 was 20.1%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2020	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	76.7%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	2.9%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.7%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	58.3%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of March 31, 2020, cash and cash equivalents were $286.8 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $682.3 million at March 31, 2020. Approximately $363.4 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $11.2 million at March 31, 2020.

Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs. During March 2020, in response to COVID-19, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent and extended terms to 90 days to enhance market liquidity and encourage use of the discount window. In addition, the Federal Reserve announced it would begin quantitative easing, or large-scale asset purchases, consisting primarily of Treasury securities and mortgage-backed securities to stem the effects of the pandemic on the financial markets. A prolonged outbreak of the COVID-19 pandemic could cause a widespread liquidity crisis, and the availability of these funds or the options to sell securities currently held could be hindered. The full impact and duration of COVID-19 on our business is unknown but if it continues to curtail economic activity, it could impact our ability to obtain funding and result in the reduction of or the cessation of dividends.

The Company’s primary uses of funds are ordinary operating expenses and stockholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended March 31, 2020 and 2019 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies noninterest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At quarter end March 31, 2020, $409.3 million in noninterest deposit balances and $643.5 million in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	March 31, 2020		December 31, 2019
($ in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$340,606	10.4%	$723,208	23.5%
NOW accounts and Other	478,526	14.6%	941,598	30.7%
Money Market accounts	1,530,796	46.7%	462,810	15.0%
Savings accounts	296,177	9.0%	287,200	9.3%
Time Deposits of less than $250,000	462,808	14.1%	479,386	15.6%
Time Deposits of $250,000 or more	168,881	5.2%	182,331	5.9%
Total deposits	$3,277,794	100%	$3,076,533	100%

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

Total non-deposit interest-bearing liabilities decreased by $98.1 million, or 33.3%, in the first three months of 2020, due in part to a decrease in notes payable to the FHLB of $95.2 million. The Company had junior subordinated debentures totaling $80.7 million at March 31, 2020 and $80.7 million December 31, 2019, which consists of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities and of 10 and 15 year subordinated notes issued by the Company in 2018.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable, lease liabilities and other accrued but unpaid expenses. Other liabilities increased by $4.5 million, or 16.9%, during the first three months of 2020. The Company recorded a finance lease during the first quarter of 2019 resulting in an increase to other liabilities of $2.7 million. For more information regarding the Company’s leases, see Note 12 – Leases to the Consolidated Financial Statements.

CAPITAL

At March 31, 2020, the Company had total stockholders’ equity of $555.9 million, comprised of $19.0 million in common stock, $5.7 million in treasury stock, $409.9 million in surplus, $116.9 million in undivided profits and $15.8 million in accumulated comprehensive income (loss) on available-for-sale securities. Total stockholders’ equity at the end of 2019 was $543.7 million. The increase of $12.3 million, or 2.3%, in stockholders’ equity during the first three months of 2020 is comprised of capital added via net earnings of $8.3 million, an $5.7 million increase in accumulated comprehensive income for available-for-sale securities and, offset by $1.9 million in cash dividends paid.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program expired as of December 31, 2019. Under the March 2019 program, the Company repurchased shares of its common stock periodically in a manner determined by the Company’s management. The Company repurchased 168,188 shares under the March 2019 program during the year ended December 31, 2019.

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

Regulatory Capital Ratios The First, A National Banking Association	March 31, 2020	December 31, 2019	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio	15.5%	15.1%	6.5%
Tier 1 Capital Ratio	15.5%	15.1%	8.0%
Total Capital Ratio	16.2%	15.6%	10.0%
Tier 1 Leverage Ratio	11.4%	11.8%	5.0%

Regulatory Capital Ratios The First Bancshares, Inc.	March 31, 2020	December 31, 2019	Minimum Required to be Well Capitalized
Common Equity Tier 1 Capital Ratio*	12.7%	12.5%	N/A
Tier 1 Capital Ratio**	13.2%	13.0%	N/A
Total Capital Ratio	16.3%	15.8%	N/A
Tier 1 Leverage Ratio	9.8%	10.3%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2020 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). The Company has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020 whichever occurs first. The Company has elected to utilize the five-year CECL transition.

As of March 31, 2020, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at March 31, 2020 was $555.9 million, or approximately 13.7% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

Operating Net Earnings

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Net income available to common
shareholders	$8,311	$7,635
Effect of acquisition charges	740	3,179
Tax on acquisition charges	(164)	(712)
Treasury awards	-	(233)
Tax on Treasury awards	-	59
Net earnings available to common
shareholders, operating	$8,887	$9,928

Operating Earnings per Share

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Book value per common share	$29.49	$26.30
Effect of intangible assets per share	9.97	8.51
Tangible book value per common share	$19.52	$17.79

Diluted earnings per share	$0.44	$0.48
Effect of acquisition charges	0.04	0.21
Tax on acquisition charges	(0.01)	(0.05)
Effect of Treasury Awards	-	(0.01)
Tax on Treasury Awards	-	-
Diluted earnings per share, operating	$0.47	$0.63

Net Interest Income Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Net interest income	$34,065	$27,131
Tax exempt investment income	(1,360)	(758)
Taxable investment income	1,821	1,015
Net interest income fully tax equivalent	$34,526	$27,388

Average earning assets	$3,517,143	$2,815,680
Net interest margin fully tax equivalent	3.93%	3.89%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Earnings before income taxes	$9,998	$9,669
Acquisition charges	740	3,179
Provision for loan losses	7,102	1,123
Treasury Awards	-	(233)
Pre-Tax, Pre-Provision Operating Earnings	$17,840	$13,738

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	4.8%	-20.0%	30.3%	-40.0%
Up 300 bps	4.2%	-15.0%	27.2%	-30.0%
Up 200 bps	2.3%	-10.0%	21.5%	-20.0%
Up 100 bps	0.3%	-5.0%	12.6%	-10.0%
Down 100 bps	-1.5%	-5.0%	-9.5%	-10.0%
Down 200 bps	-2.9%	-10.0%	-2.3%	-20.0%

 We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2020, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2020	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	114,788	116,371	118,182	118,494	120,876	123,111	123,899
Dollar Change	-3,394	-1,811		312	2,694	4,929	5,717
NII @ Risk - Sensitivity Y1	-2.9%	-1.5%		0.3%	2.3%	4.2%	4.8%
Policy Limits	-10.0%	-5.0%		-5.0%	-10.0%	-15.0%	-20.0%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $3.4 million lower than in a stable interest rate scenario, for a negative variance of 2.9%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. The potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $2.7 million, or 2.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 156.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.) Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

If interest rates change in the modeled amounts, our assets and liabilities may not perform as anticipated.  Measuring interest rate risk has inherent limitations including model assumptions.  For example, changes in market indices as modeled in conjunction with a changes in the shapes of the yield curves could result in different net interest income.    We consider many factors in monitoring our interest rate risk, and management adjusts strategies for the balance sheet and earnings as needed.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2020, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	756,984	701,119	774,404	872,120	940,598	985,105	1,008,703
Change in EVE from base	-17,420	-73,285		97,716	166,194	210,701	234,299
% Change	-2.3%	-9.5%		12.6%	21.5%	27.2%	30.3%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus, COVID-19, may adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The Company has taken a number of steps to assess the effects, and mitigate the adverse consequences to its businesses, of the outbreak; though the magnitude of the impact remains to be seen, the Company’s business will likely be adversely impacted by the outbreak of COVID-19.

As previously disclosed in Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K, the Company’s operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which it operates. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they may impact the ability of individuals and businesses to make payments, adversely affect the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease demand for the Company’s products and services and otherwise adversely impact the Company’s financial condition, results of operations and business.

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time. We have participated in some of these programs, including PPP, and likely will continue to participate in and facilitate such programs. Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

COVID-19 presents a significant risk to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately 20% of our loan portfolio also includes exposure to sectors that are expected to be subject to increased risk from COVID-19, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.

As a result of the adverse impact of COVID-19 on our customers, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of its vendors. The pandemic could also result in recognition of additional credit losses in the Company’s loan portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Effective March 2020, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results for the remainder of 2020.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing many employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. In compliance with social distancing mandates and recommendations issued by federal, state and local governments to combat the spread of the virus, our branches are servicing clients primarily through drive-thrus with limited lobby access by appointment only. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These precautions could impact demand for the Company’s products and services.

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls. The increased reliance on remote access to information systems also increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity. Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company’s operations could be adversely impacted and its business continuity plans may not prove effective..

Any of these occurrences could have a material adverse effect on the Company’s financial condition, results of operations and business The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary.

The potential effects of COVID-19 also could impact and heighten many of our risk factors included in Part I - “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Including, but not limited to: risks associated with information technology and systems, including service interruptions or security breaches; disruptions in services provided by third parties; our ability to hire or retain key personnel; the analytical and forecasting models we use to estimate our loan losses and to measure the fair value of our financial instruments; general political or economic conditions in the U.S.; economic conditions in the geographic areas in which we operate; funding to provide liquidity; the failure to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting; the value of our goodwill and other intangible assets; our susceptibility to fraud; the impact of governmental regulation and supervision; the soundness of other financial institutions; volatility in our stock price. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 31, 2019, remain uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 31, 2020, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	-	$-	-	-
February 2020	10,991	34.42	-	-
March 2020	-	-	-	-
Total	10,991	$34.42	-	-

The share listed above represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. Other Information

The Company is disclosing under this Item 5 the following information otherwise disclosable in a Current Report on Form 8-K under “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”:

On May 7, 2020, our board of directors approved and adopted an Amendment No. 1 to our Amended and Restated Bylaws. Amendment No. 1 was adopted to clarify that (i) shareholders may participate meetings by means of remote communications to extent permitted by Mississippi law the board of directors, and (ii) meetings of shareholders can be held entirely by means of remote communication to the extent permitted by the Mississippi Business Corporation Act. In light of the uncertainty resulting from the COVID-19 pandemic, our 2020 annual meeting will be held in completely virtual annual meeting, as permitted by Executive Order No. 1469 issued by the Governor of the state of Mississippi on April 9, 2020.

The foregoing summary is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2016).
3.2	Amendment to the Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).
3.3	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).
3.4	Amendment No. 1 to the Amended and Restated Bylaws of The First Bancshares, Inc. effective as of May 7, 2020*
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-220491 on Form S-3 filed on September 15, 2017).
10.1	Amendment to Employment Agreement dated January 16, 2020, between The First, A National Banking Association, and M. Ray Cole, Jr.*
10.2	Amendment to Employment Agreement dated January 16, 2020, between The First, A National Banking Association, and Donna T. Lowery*
10.3	Supplemental Executive Retirement Agreement effective January 1, 2020 between The First, A National Banking Association and Milton R. Cole, Jr.*
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
_________
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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
May 11, 2020	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
May 11, 2020	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer