Form 10-Q
period 2020-06-30
FIRST BANCSHARES INC /MS/
filed 2020-08-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☑                No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑                No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller Reporting Company	◻
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ◻                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value, 21,602,199 shares issued and 21,407,517 outstanding as of August 3, 2020.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS

Cash and due from banks	$119,913	$89,736
Interest-bearing deposits with banks	419,212	79,128
Total cash and cash equivalents	539,125	168,864

Securities available-for-sale, at fair value	927,205	765,087
Other securities	26,059	26,690
Total securities	953,264	791,777

Loans held for sale	18,632	10,810
Loans	3,171,535	2,600,358
Allowance for loan losses	(28,064)	(13,908)
Loans, net	3,162,103	2,597,260

Interest receivable	24,782	14,802
Premises and equipment	125,053	104,980
Cash surrender value of bank-owned life insurance	73,008	59,572
Goodwill	158,572	158,572
Other real estate owned	5,471	7,299
Other assets	43,527	38,737
Total assets	$5,084,905	$3,941,863
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$486,039	$723,208
Interest-bearing	3,730,851	2,353,325
Total deposits	4,216,890	3,076,533

Interest payable	2,195	2,508
Borrowed funds	116,005	214,319
Subordinated debentures	80,756	80,678
Other liabilities	41,264	24,167
Total liabilities	4,457,110	3,398,205

Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 21,589,940 shares issued at June 30, 2020, and 18,996,948 shares issued at December 31, 2019, respectively	21,590	18,997
Additional paid-in capital	455,650	409,805
Retained earnings	131,698	110,460
Accumulated other comprehensive income	24,550	10,089
Treasury stock, at cost, 194,682 shares at June 30, 2020 and 194,682 shares at December 31, 2019	(5,693)	(5,693)
Total shareholders’ equity	627,795	543,658
Total liabilities and shareholders’ equity	$5,084,905	$3,941,863

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$40,593	$32,464	$76,598	$61,269
Interest and dividends on securities:
Taxable interest and dividends	3,424	4,241	7,459	7,832
Tax exempt interest	1,748	790	3,108	1,548
Interest on federal funds sold and interest bearing deposits in other banks	34	76	232	196
Total interest income	45,799	37,571	87,397	70,845

Interest expense:
Interest on deposits	5,219	5,322	10,632	9,686
Interest on borrowed funds	1,400	1,477	3,520	3,255
Total interest expense	6,619	6,799	14,152	12,941

Net interest income	39,180	30,772	73,245	57,904

Provision for loan losses	7,606	791	14,708	1,913

Net interest income after provision for loan losses	31,574	29,981	58,537	55,991

Non-interest income:
Service charges on deposit accounts	1,597	1,918	3,511	3,750
Gain on sale of securities	73	36	246	74
Gain on acquisition	7,023	—	7,023	—
Gain/(loss) on sale of premises and equipment	469	(8)	461	(8)
Other service charges and fees	6,518	4,770	10,913	8,454
Total non-interest income	15,680	6,716	22,154	12,270

Non-interest expense:
Salaries and employee benefits	15,866	11,615	29,094	22,312
Occupancy and equipment	3,200	2,532	6,118	4,974
Acquisition and integration charges	2,295	91	3,036	3,270
Other	6,709	6,653	13,260	12,230
Total non-interest expense	28,070	20,891	51,508	42,786

Income before income taxes	19,184	15,806	29,183	25,475

Income tax expense	2,241	3,823	3,929	5,857

Net income	$16,943	$11,983	$25,254	$19,618

Basic earnings per share	$0.79	$0.70	$1.26	$1.20
Diluted earnings per share	0.79	0.69	1.25	1.19

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$16,943	$11,983	$25,254	$19,618

Other Comprehensive Income:

Unrealized holding gains arising during the period on available-for-sale securities	10,987	7,117	19,615	15,140

Reclassification adjustment for gains included in net income	73	36	246	74

Unrealized holding gains arising during period on available-for-sale securities	10,914	7,081	19,369	15,066

Income tax expense	(2,195)	(1,768)	(4,908)	(3,831)

Other comprehensive income	8,719	5,313	14,461	11,235

Comprehensive Income	$25,662	$17,296	$39,715	$30,853

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, March 31, 2019	17,299,225	$17,299	$354,792	$78,594	$4,126	(26,494)	$(464)	$454,347
Net income	—	—	—	11,983	—	—	—	11,983
Common stock repurchased	—	—	—	—	—	(143,566)	(4,442)	(4,442)
Other comprehensive income	—	—	—	—	5,313	—	—	5,313
Dividends on common stock, $0.08 per share	—	—	—	(1,346)	—	—	—	(1,346)
Issuance of restricted stock grants	750	1	(1)	—	—	—	—	—
Compensation expense	—	—	426	—	—	—	—	426
Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281

Balance, March 31, 2020	19,046,637	$19,047	$409,855	$116,886	$15,831	(194,682)	$(5,693)	$555,926
Net income	—	—	—	16,943	—	—	—	16,943
Common stock repurchased	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,719	—	—	8,719
Dividends on common stock, $0.10 per share	—	—	—	(2,131)	—	—	—	(2,131)
Issuance of common shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Repurchase of restricted stock for payment of taxes	(2,652)	(3)	(56)	—	—	—	—	(59)
Issuance of restricted stock grants	3,750	4	(4)	—	—	—	—	—
Restricted stock grant forfeited	(4,762)	(5)	5	—	—	—	—	—
Compensation expense	—	—	539	—	—	—	—	539
Balance, June 30, 2020	21,589,940	$21,590	$455,650	$131,698	$24,550	(194,682)	$(5,693)	$627,795

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2019	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income	—	—	—	19,618	—	—	—	19,618
Common stock repurchased	—	—	—	—	—	(143,566)	(4,442)	(4,442)
Other comprehensive income	—	—	—	—	11,235	—	—	11,235
Dividends on common stock, $0.15 per share	—	—	—	(2,385)	—	—	—	(2,385)
Issuance of common shares for FPB acquisition	2,377,501	2,378	75,842	—	—	—	—	78,220
Issuance restricted stock grants	66,882	67	(67)	—	—	—	—	—
Restricted stock grant forfeited	(1,500)	(2)	2	—	—	—	—	—
Compensation expense	—	—	781	—	—	—	—	781
Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281

Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	—	—	—	25,254	—	—	—	25,254
Other comprehensive income	—	—	—	(4,016)	14,461	—	—	14,461
Dividends on common stock, $0.20 per share	—	—	—	—	—	—	—	(4,016)
Issuance of common shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Issuance of restricted stock grant	64,430	65	(65)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(13,643)	(14)	(423)	—	—	—	—	(437)
Restricted stock grant forfeited	(4,762)	(5)	5	—	—	—	—	—
Compensation expense	—	—	1,017	—	—	—	—	1,017
Balance, June 30, 2020	21,589,940	$21,590	$455,650	$131,698	$24,550	(194,682)	$(5,693)	$627,795

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,254	$19,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,924	1,297
Provision for loan losses	14,708	1,913
Loss on sale/writedown of ORE	835	382
Securities gain	(246)	(74)
Acquisition gain	(7,023)	—
(Gain)/loss on sale/writedown of premises and equipment	(461)	8
Restricted stock expense	1,017	781
Increase in cash value of life insurance	(749)	(863)
Federal Home Loan Bank stock dividends	(101)	(101)
Payments on right-of-use assets	(810)	(350)
Residential loans originated and held for sale	(137,632)	(77,862)
Proceeds from sale of residential loans held for sale	130,024	74,090
Changes in:
Interest receivable	(7,623)	(691)
Interest payable	(313)	191
Other, net	6,283	(1,183)
Net cash from operating activities	27,087	17,156

Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	97,688	44,075
Proceeds from sales of securities available-for-sale	579	23,003
Purchases of available-for-sale securities	(154,432)	(67,147)
Redemptions of other securities	1,735	292
Net increase in loans	(176,865)	(45,357)
Net increase in premises and equipment	(3,972)	(4,427)
Proceeds from sale of other real estate owned	1,840	1,107
Proceeds from the sale of land	1,416	422
Proceeds from the sale of other assets	—	65
Purchase of bank-owned life insurance	(5,800)	—
Cash received in excess of cash paid for acquisitions	29,245	14,743
Net cash provided by (used) in investing activities	(208,566)	(33,224)

Cash flows from financing activities:
Increase in deposits	663,948	61,254
Net decrease in borrowed funds	(107,814)	(31,500)
Dividends paid on common stock	(3,957)	(2,367)
Cash paid to repurchase common stock	—	(4,442)
Repurchase of restricted stock for payment of taxes	(437)	—
Net cash provided by financing activities	551,740	22,945

Net change in cash and cash equivalents	370,261	6,877
Beginning cash and cash equivalents	168,864	159,107
Ending cash and cash equivalents	$539,125	$165,984

Supplemental disclosures:
Cash payments for interest	5,005	5,008
Loans transferred to other real estate	553	1,310
Issuance of restricted stock grants	65	67
Stock issued in connection with FPB acquisition	—	78,220
Stock issued in connection with SWG acquisition	47,858	—
Dividends on restricted stock grants	59	18
Lease liabilities arising from obtaining right-of-use assets	2,669	4,354

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2019.

NOTE 2 — SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At June 30, 2020, the Company had approximately $5.085 billion in assets, $3.162 billion in net loans, $4.217 billion in deposits, and $627.8 million in shareholders’ equity. For the six months ended June 30, 2020, the Company reported net income of $25.3 million. After-tax merger-related costs of $2.4 million were expensed during the six months ended June 30, 2020.

On May 26, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on Thursday, May 11, 2020.

On February 21, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on Friday, February 7, 2020.

NOTE 3 — ACCOUNTING STANDARDS

During the six months ended June 30, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.

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

Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). The Company has elected to delay its adoption of ASU 2016-13, as provided by the CARES Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020 whichever occurs first. The Company has elected to utilize the five-year CECL transition. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.

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

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Southwest Financial Corporation

On April 3, 2020, the Company completed its acquisition of Southwest Financial Corporation (“SWG”), and immediately thereafter merged its wholly-owned subsidiary, Southwest Georgia Bank with and into The First.  The Company paid a total consideration of $47.9 million to the SWG shareholders as consideration in the merger, which included 2,546,967 shares of Company common stock and approximately $2 thousand in cash.

In connection with the acquisition, the Company recorded a $7.0 million bargain purchase gain and $4.6 million core deposit intangible. The bargain purchase gain was generated as a result of the estimated fair value of net assets acquired exceeding the merger consideration, based on provisional fair values, which is reflected as an adjustment to retained earnings.  The bargain purchase gain is considered non-taxable for income taxes purposes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $394.6 million loan portfolio at an estimated fair value discount of $2.3 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the SWG acquisition were $2.1 million and $2.3 million for the three months and six months period ended June 30, 2020, respectively.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of SWG were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition.  While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through April 3, 2021 in respect of SWG, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$47,859
Total purchase price	47,859

Identifiable assets:
Cash and due from banks	$29,247
Investments	89,737
Loans	392,292
Core deposit intangible	4,556
Personal and real property	18,558
Bank owned life insurance	6,963
Other assets	2,589
Total assets	543,942

Liabilities and equity:
Deposits	476,099
Borrowed funds	9,500
Other liabilities	3,461
Total liabilities	489,060
Net assets acquired	54,882
Bargain purchase gain	$(7,023)

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2020, are as follows ($ in thousands):

	April 3, 2020	June 30, 2020
Outstanding principal balance	$394,621	$370,790
Carrying amount	392,292	368,652

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

Expenses associated with the FFB acquisition were $134 thousand and $577 thousand for the three months and six months period ended June 30, 2020, respectively. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill generated from the transaction ($ in thousands):

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2020, are as follows ($ in thousands):

	November 1, 2019	June 30, 2020
Outstanding principal balance	$248,916	$211,583
Carrying amount	247,263	210,427

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

In connection with the acquisition, the Company recorded $28.8 million of goodwill and $6.6 million of core deposit intangible.  Goodwill is not deductible for income taxes.  The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $247.8 million loan portfolio at an estimated fair value discount of $3.1 million.  The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the FPB acquisition were $0 and $63 thousands for the three months and six months period ended June 30, 2020.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred. All purchase accounting adjustments related to the acquisition are final.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at June 30, 2020, are as follows ($ in thousands):

	March 2, 2019	June 30, 2020
Outstanding principal balance	$247,774	$163,908
Carrying amount	244,665	162,221

PCI loans are discussed more fully in Note 10 – “Loans” of this report.

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the six months ended June 30, 2020 and 2019 presents supplemental information as if the SWG, FPB and FFB acquisitions had occurred on January 1, 2019.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

	Pro-Forma	Pro-Forma
	Six months	Six months
	ended	ended
	June 30,	June 30,
($ in thousands)	2020	2019
	(unaudited)	(unaudited)
Net interest income	$78,802	$80,739
Non-interest income	23,355	16,430
Total revenue	102,157	97,169
Income before income taxes	32,118	41,083

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. PCI loans acquired in the FPB, FFB and SWG acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

NOTE 5 — EARNINGS APPLICABLE TO COMMON SHAREHOLDERS

Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants. There were no anti-dilutive common stock equivalents excluded in the calculations.

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended
	June 30, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$16,943	21,341,913	$0.79

Effect of dilutive shares:
Restricted stock grants		95,267

Diluted earnings per share	$16,943	21,437,180	$0.79

	For the Six Months Ended
	June 30, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$25,254	20,080,014	$1.26

Effect of dilutive shares:
Restricted stock grants		125,453

Diluted earnings per share	$25,254	20,205,467	$1.25

	For the Three Months Ended
	June 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$11,983	17,182,049	$0.70

Effect of dilutive shares:
Restricted stock grants		129,577

Diluted earnings per share	$11,983	17,311,626	$0.69

	For the Six Months Ended
	June 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data

Basic earnings per share	$19,618	16,414,262	$1.20

Effect of dilutive shares:
Restricted stock grants		129,577
Diluted earnings per share	$19,618	16,543,839	$1.19

The Company granted 60,680 shares of restricted stock in the first quarter of 2020 and 66,132 shares of restricted stock in the first quarter of 2019. The Company granted 3,750 shares of restricted stock in the second quarter of 2020 and 750 shares of restricted stock during the second quarter of 2019.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2020, and December 31, 2019, these financial instruments consisted of the following:

	June 30, 2020		December 31, 2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$46,062	$1,857	$42,774	$5,676
Unused lines of credit	168,444	199,259	137,966	208,728
Standby letters of credit	5,503	9,945	3,648	8,475

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2020 and December 31, 2019:

●	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
●	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.
●	Impaired Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
●	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of June 30, 2020

			Fair Value Measurements
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying	Estimated	Quoted Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$539,125	$539,125	$539,125	$—	$—
Securities available-for- sale:
U.S. Treasury	9,443	9,443	9,443	—	—
Obligations of U.S. government agencies and sponsored entities	100,213	100,213	—	100,213	—
Municipal securities	389,849	389,849	—	378,965	10,884
Mortgage- backed securities	398,818	398,818	—	398,818	—
Corporate obligations	28,882	28,882	—	28,642	240
Loans, net	3,162,103	3,135,815	—	—	3,135,815
Accrued interest receivable	24,782	24,782	—	5,629	19,153
Liabilities:
Noninterest-bearing deposits	$486,039	$486,039	$—	$486,039	$—
Interest-bearing deposits	3,730,851	3,733,230	—	3,733,230	—
Subordinated debentures	80,756	73,784	—	—	73,784
FHLB and other borrowings	116,005	116,005	—	116,005	—
Accrued interest payable	2,195	2,195	—	2,195	—

As of December 31, 2019

		Fair Value Measurements
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$168,864	$168,864	$168,864	$—	$—
Securities available-for-sale:
U.S. Treasury	4,894	4,894	4,894	—	—
Obligations of U.S. government agencies and sponsored entities	77,950	77,950	—	77,950	—
Municipal securities	258,982	258,982	—	248,637	10,345
Mortgage-backed securities	395,315	395,315	—	395,315	—
Corporate obligations	27,946	27,946	—	27,538	408
Loans, net	2,597,260	2,560,668	—	—	2,560,668
Accrued interest receivable	14,802	14,802	—	4,246	10,556

Liabilities:
Non-interest-bearing deposits	$723,208	$723,208	$—	$723,208	$—
Interest-bearing deposits	2,353,325	2,339,537	—	2,339,537	—
Subordinated debentures	80,678	80,330	—	—	80,330
FHLB and other borrowings	214,319	214,319	—	214,319	—
Accrued interest payable	2,508	2,508	—	2,508	—

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2020

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,443	$9,443	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,213	—	100,213	—
Municipal securities	389,849	—	378,965	10,884
Mortgage-backed securities	398,818	—	398,818	—
Corporate obligations	28,882	—	28,642	240
Total available-for-sale	$927,205	$9,443	$906,638	$11,124

December 31, 2019

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$4,894	$4,894	$—	$—
Obligations of U.S. Government agencies and sponsored entities	77,950	—	77,950	—
Municipal securities	258,982	—	248,637	10,345
Mortgage-backed securities	395,315	—	395,315	—
Corporate obligations	27,946	—	27,538	408
Total available-for-sale	$765,087	$4,894	$749,440	$10,753

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued
	Trust
	Preferred
	Securities
($ in thousands)	2020	2019
Balance, January 1	$408	$874
Unrealized loss included in comprehensive income	(168)	(466)
Balance at June 30, 2020 and December 31, 2019	$240	$408

	Municipal Securities
($ in thousands)	2020	2019
Balance, January 1	$10,345	$7,574
Unrealized gain included in comprehensive income	539	2,771
Balance at June 30, 2020 and December 31, 2019	$10,884	$10,345

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant
	Fair	Valuation	Unobservable	Range of
Trust Preferred Securities	Value	Technique	Inputs	Inputs
June 30, 2020	$240	Discounted cash flow	Probability of default	0.63% - 2.53%
December 31, 2019	$408	Discounted cash flow	Probability of default	2.73% - 4.15%

			Significant
	Fair	Valuation	Unobservable	Range of
Municipal Securities	Value	Technique	Inputs	Inputs
June 30, 2020	$10,884	Discounted cash flow	Discount Rate	0.60% - 2.95%
December 31, 2019	$10,345	Discounted cash flow	Discount Rate	1.50% - 4.40%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2020 and December 31, 2019.

June 30, 2020

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,900	$—	$—	$8,900
Other real estate owned	5,471	—	—	5,471

December 31, 2019

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,337	$—	$—	$11,337
Other real estate owned	7,299	—	—	7,299

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

A summary of the amortized cost, fair value of available-for-sale securities at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$9,097	$346	$—	$9,443
Obligations of U.S. government agencies and sponsored entities	97,210	3,014	11	100,213
Tax-exempt and taxable obligations of states and municipal subdivisions	377,573	12,874	598	389,849
Mortgage-backed securities - residential	259,611	10,255	71	269,795
Mortgage-backed securities - commercial	122,802	6,273	52	129,023
Corporate obligations	28,047	858	23	28,882
Total	$894,340	$33,620	$755	$927,205

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$4,967	$—	$73	$4,894
Obligations of U.S. government agencies sponsored entities	76,699	1,475	224	77,950
Tax-exempt and taxable obligations of states and municipal subdivisions	253,527	5,602	147	258,982
Mortgage-backed securities - residential	263,229	4,726	107	267,848
Mortgage-backed securities - commercial	125,292	2,398	223	127,467
Corporate obligations	27,877	218	149	27,946
Total	$751,591	$14,419	$923	$765,087

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2020		December 31, 2019
	Available-for-Sale		Available-for-Sale
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Due less than one year	$27,705	$27,811	$30,141	$30,303
Due after one year through five years	120,461	123,568	80,119	81,372
Due after five years through ten years	175,410	183,164	143,811	148,085
Due greater than ten years	188,351	193,844	108,999	110,012
Mortgage-backed securities - residential	259,611	269,795	263,229	267,848
Mortgage-backed securities - commercial	122,802	129,023	125,292	127,467
Total	$894,340	$927,205	$751,591	$765,087

The details concerning securities classified as available-for-sale with unrealized losses as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S government agencies and sponsored entities	—	—	5,566	11	5,566	11
Tax-exempt and taxable obligations of state and municipal subdivisions	—	—	20,901	598	20,901	598
Mortgage-backed securities - residential	—	—	17,116	71	17,116	71
Mortgage-backed securities - commercial	4,283	1	10,724	51	15,007	52
Corporate obligations	—	—	9,664	23	9,664	23
Total	$4,283	$1	$63,971	$754	$68,254	$755

	December 31, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$4,894	$73	$4,894	$73
Obligations of U.S government agencies and sponsored entities	—	—	22,987	224	22,987	224
Tax-exempt and taxable obligations of state and municipal subdivisions	—	—	28,235	147	28,235	147
Mortgage-backed securities - residential	—	—	29,930	107	29,930	107
Mortgage-backed securities - commercial	9,306	16	19,130	207	28,436	223
Corporate obligations	500	—	10,572	149	11,072	149
Total	$9,806	$16	$115,748	$907	$125,554	$923

At June 30, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 80 and 156 securities, respectively, which were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitutes an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized during the six months ended June 30, 2020 or the year ended December 31, 2019.

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

	June 30, 2020
		Past Due
	Past Due	90 Days			Total
	30 to 89	or More			Past Due,
	Days and	and Still	Non		Non accrual	Total
($ in thousands)	Accruing	Accruing	accrual	PCI	and PCI	Loans
Commercial, financial and agriculture (1)	$2,019	$48	$1,918	$443	$4,428	$629,497
Commercial real estate	3,191	378	22,566	3,673	29,808	1,401,079
Consumer real estate	3,679	578	3,204	7,346	14,807	1,078,527
Consumer installment	229	5	47	4	285	42,611
Lease financing receivable	—	—	—	—	—	2,811
Obligations of states and subdivisions	—	—	—	—	—	17,010
Total	$9,118	$1,009	$27,735	$11,466	$49,328	$3,171,535

(1)	Total loan balance as of June 30, 2020 includes $259.3 million in PPP loans.

	December 31, 2019
		Past Due
		90 Days			Total
	Past Due	or More			Past Due,
	30 to 89	and Still	Non		Non accrual	Total
($ in thousands)	Days	Accruing	accrual	PCI	and PCI	Loans
Commercial, financial and agriculture	$515	$61	$2,137	$97	$2,810	$332,600
Commercial real estate	2,447	1,046	22,441	3,844	29,778	1,387,207
Consumer real estate	4,569	1,608	1,902	8,148	16,227	814,282
Consumer installment	226	—	260	6	492	42,458
Lease financing receivable	—	—	—	—	—	3,095
Obligations of states and subdivisions	—	—	—	—	—	20,716
Total	$7,757	$2,715	$26,740	$12,095	$49,307	$2,600,358

We acquired loans with deteriorated credit quality in 2014, 2017, 2018, 2019 and 2020. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (PCI loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected.  If expected cash flows cannot reasonably be estimated as to what will be collected, there will not be any interest income recognized on these loans.

The following presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of PCI loans acquired in the acquisitions from 2019 and 2020.

($ in thousands)	FPB	FFB	SWG	Total
Contractually required payments at acquisition	$4,715	$947	$882	$6,544
Cash flows expected to be collected at acquisition	4,295	955	570	5,820
Fair value of loans at acquisition	3,916	809	526	5,251

Total outstanding PCI loans were $16.8 million and the related purchase accounting discount was $3.9 million as of June 30, 2020, and $14.6 million and $3.3 million as of December 31, 2019, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows at June 30, 2020 and 2019 ($ in thousands):

	June 30, 2020	June 30, 2019
	Accretable	Accretable
	Yield	Yield
Balance at beginning of period, January 1	$3,714	$3,835
Additions, including transfers from non-accretable	453	355
Accretion	(296)	(476)
Balance at end of period, June 30	$3,871	$3,714

The following tables provide detail of impaired loans broken out according to class as of June 30, 2020 and December 31, 2019.  The following tables do not include PCI loans.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2020

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$270	$272	$—	$266	$—
Commercial real estate	14,126	14,417	—	13,607	—
Consumer real estate	916	963	—	810	2
Consumer installment	8	8	—	10	—
Total	$15,320	$15,660	$—	$14,693	$2

Impaired loans with a related allowance:
Commercial, financial and agriculture	$1,738	$1,746	$1,120	$1,988	$1
Commercial real estate	12,253	12,567	4,621	12,130	26
Consumer real estate	775	803	164	729	3
Consumer installment	58	59	19	145	1
Total	$14,824	$15,175	$5,924	$14,992	$31

Total impaired loans:
Commercial, financial and agriculture	$2,008	$2,018	$1,120	$2,254	$1
Commercial real estate	26,379	26,984	4,621	25,737	26
Consumer real estate	1,691	1,766	164	1,539	5
Consumer installment	66	67	19	155	1
Total Impaired Loans	$30,144	$30,835	$5,924	$29,685	$33

As of June 30, 2020, the Company had $640 thousand of foreclosed residential real estate property obtained by physical possession and $2.5 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

December 31, 2019

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD

Impaired loans with no related allowance:
Commercial, financial and agriculture	$59	$62	$—	$294	$7
Commercial real estate	13,556	13,671	—	10,473	591
Consumer real estate	542	594	—	2,173	—
Consumer installment	21	21	—	23	—
Total	$14,178	$14,348	$—	$12,963	$598

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,434	$2,434	$1,182	$2,039	$13
Commercial real estate	12,428	12,563	3,021	10,026	49
Consumer real estate	639	657	141	560	3
Consumer installment	260	260	80	164	2
Total	$15,761	$15,914	$4,424	$12,789	$67

Total impaired loans:
Commercial, financial and agriculture	$2,493	$2,496	$1,182	$2,333	$20
Commercial real estate	25,984	26,234	3,021	20,499	640
Consumer real estate	1,181	1,251	141	2,733	3
Consumer installment	281	281	80	187	2
Total Impaired Loans	$29,939	$30,262	$4,424	$25,752	$665

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for period ended June 30, 2020 and December 31, 2019.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and six months ended June 30, 2020, was $381 thousand and $758 thousand, respectively. The Company had no loan commitments to borrowers in nonaccrual status at June 30, 2020 and December 31, 2019.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

The following table presents loans by class modified as troubled debt restructurings (TDRs) that occurred during the three months and six months ended June 30, 2020 and 2019 ($ in thousands, except for number of loans).

	Three Months Ended June 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2020	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	1	$35	$35
Commercial real estate	1	195	195
Residential real estate	—	—	—
Consumer installment	—	—	—
Total	2	$230	$230

2019
Commercial, financial and agriculture	1	$480	$371
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer installment	—	—	—
Total	1	$480	$371

The TDRs presented above increased the allowance for loan losses $11 thousand and $206 thousand and resulted in no charge-offs for the three months period ended June 30, 2020 and 2019, respectively.

($ in thousands, except for number of loans)	Six Months Ended June 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2020	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	2	$47	$46
Commercial real estate	3	933	928
Residential real estate	—	—	—
Consumer installment	—	—	—
Total	5	$980	$974

2019
Commercial, financial and agriculture	1	$480	$371
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer installment	—	—	—
Total	1	$480	$371

The TDRs presented above increased the allowance for loan losses $49 thousand and $206 thousand and resulted in no charge-offs for the six months period ended June 30, 2020 and 2019, respectively.

The balance of TDRs decreased $1.5 million to $30.5 million at June 30, 2020 compared to $32.0 million at December 31, 2019.  As of June 30, 2020, the Company had no additional amount committed on any loan classified as TDR.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	2	$254	3	$782
Commercial real estate	9	15,083	7	3,735
Consumer real estate	—	—	2	185
Total	11	$15,337	12	$4,702

The modifications described above included one of the following or a combination of the following:  maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver.  No interest rate concessions were given on these loans nor were any of these loans written down.  The TDRs presented above increased the allowance for loan losses $2.4 million and $143 thousand and resulted in no charge-offs for the six months period ended June 30, 2020 and 2019, respectively.

The following tables represents the Company’s TDRs at June 30, 2020 and December 31, 2019:

			Past Due 90
June 30, 2020	Current	Past Due	days and still
($in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$119	$39	$—	$1,667	$1,825
Commercial real estate	4,425	98	109	19,370	24,002
Consumer real estate	1,844	23	—	2,757	4,624
Consumer installment	29	—	—	—	29
Total	$6,417	$160	$109	$23,794	$30,480
Allowance for loan losses	$110	$—	$—	$3,589	$3,699

			Past Due 90
December 31, 2019	Current	Past Due	days and still
($in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$583	$64	$—	$1,062	$1,709
Commercial real estate	4,299	809	109	19,991	25,208
Consumer real estate	1,905	112	58	2,940	5,015
Consumer installment	37	—	—	—	37
Total	$6,824	$985	$167	$23,993	$31,969
Allowance for loan losses	$128	$—	$—	$1,997	$2,125

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

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	June 30, 2020
	Commercial,	Commercial	Consumer
	Financial and	Real	Real	Consumer
($ in thousands)	Agriculture	Estate	Estate	Installment	Total
Pass	$632,701	$1,842,072	$547,278	$43,327	$3,065,378
Special Mention	2,895	22,980	1,774	26	27,675
Substandard	11,822	62,186	14,621	171	88,800
Doubtful	598	99	—	—	697
Subtotal	$648,016	$1,927,337	$563,673	$43,524	$3,182,550
Less:
Unearned Discount	—	11,015	—	—	11,015
Loans, net of unearned discount	$648,016	$1,916,322	$563,673	$43,524	$3,171,535

	December 31, 2019
	Commercial,	Commercial	Consumer
	Financial and	Real	Real	Consumer
($ in thousands)	Agriculture	Estate	Estate	Installment	Total
Pass	$327,205	$1,645,496	$499,426	$41,008	$2,513,135
Special Mention	3,493	8,876	1,194	21	13,584
Substandard	10,972	50,554	13,244	397	75,167
Doubtful	16	77	—	—	93
Subtotal	$341,686	$1,705,003	$513,864	$41,426	$2,601,979
Less:
Unearned Discount	—	1,621	—	—	1,621
Loans, net of unearned discount	$341,686	$1,703,382	$513,864	$41,426	$2,600,358

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment for the quarter ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
	Commercial,				Paycheck
	Financial and	Commercial	Consumer	Installment	Protection
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,466	$13,095	$2,840	$403	$—	$—	$20,804
Provision for loan losses	883	5,202	874	517	130	—	7,606
Loans charged-off	(165)	(63)	(87)	(554)	—	—	(869)
Recoveries	24	292	114	93	—	—	523
Total ending allowance balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064

	Six months ended June 30, 2020
	Commercial,	Commercial	Consumer	Installment	Paycheck
	Financial and	Real	Real	and	Protection
($ in thousands)	Agriculture	Estate	Estate	Other	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$—	$39	$13,908
Provision for loan losses	2,329	9,725	1,980	583	130	(39)	14,708
Loans charged-off	(264)	(396)	(96)	(613)	—	—	(1,369)
Recoveries	100	361	163	193	—	—	817
Total ending allowance balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064

	Three months ended June 30, 2019
	Commercial,
	Financial and	Commercial	Consumer	Installment
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,579	$7,271	$204	$2,181	$—	$11,235
Provision for loan losses	840	657	1,210	(1,964)	48	791
Loans charged-off	(2)	(66)	—	(38)	—	(106)
Recoveries	15	10	75	71	—	171
Total ending allowance balance	$2,432	$7,872	$1,489	$250	$48	$12,091

	Six months ended June 30, 2019
	Commercial,	Commercial	Consumer	Installment
	Financial and	Real	Real	and
($ in thousands)	Agriculture	Estate	Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,060	$6,258	$1,743	$201	$(197)	$10,065
Provision for loan losses	351	1,666	(313)	(36)	245	1,913
Loans charged-off	(6)	(66)	(42)	(67)	—	(181)
Recoveries	27	14	101	152	—	294
Total ending allowance balance	$2,432	$7,872	$1,489	$250	$48	$12,091

The following tables provide the ending balances in the Company’s loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of June 30, 2020 and December 31, 2019. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2020,

	Commercial
	Financial			Installment	Paycheck
	and	Commercial	Consumer	and	Protection
($ in thousands)	Agriculture	Real Estate	Real Estate	Other	Program	Unallocated	Total
Loans
Individually evaluated	$2,008	$26,379	$1,691	$66	$—	$—	$30,144
Collectively evaluated	645,483	1,983,566	452,121	43,433	—	—	3,124,603
PCI Loans	525	6,369	9,869	25	—	—	16,788
Total	$648,016	$2,016,314	$463,681	$43,524	$—	$—	$3,171,535

Allowance for Loan Losses
Individually evaluated	$1,120	$4,621	$164	$19	$—	$—	$5,924
Collectively evaluated	4,088	13,905	3,577	440	130	—	22,140
Total	$5,208	$18,526	$3,741	$459	$130	$—	$28,064

December 31, 2019,

	Commercial
	Financial			Installment
	and	Commercial	Consumer	and
($ in thousands)	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,493	$25,984	$1,181	$281	$—	$29,939
Collectively evaluated	339,003	1,773,934	398,471	41,112	—	2,552,520
PCI Loans	191	10,471	7,204	33	—	17,899
Total	$341,687	$1,810,389	$406,856	$41,426	$—	$2,600,358

Allowance for Loan Losses
Individually evaluated	$1,182	$3,021	$141	$80	$—	$4,424
Collectively evaluated	1,861	5,815	1,553	216	39	9,484
Total	$3,043	$8,836	$1,694	$296	$39	$13,908

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

Service Charges on Deposit Accounts: The Company earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed at the point in time that the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue, by operating segments, for the three months and six months period ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$525	$—	$—	$525	$1,580	$—	$—	$1,580
Other	1,072	—	—	1,072	1,931	1	—	1,932
Interchange income	2,394	—	—	2,394	4,380	—	—	4,380
Investment brokerage fees	280	—	—	280	382	—	—	382
Net gains (losses) on OREO	(117)	—	—	(117)	(341)	—	—	(341)
Net gains (losses) on sales of securities (a)	72	—	—	72	246	—	—	246
Gain on acquisition	7,023	—	—	7,023	7,023			7,023
Gain on premises and equipment	469	—	—	469	461			461
Other	1,319	2,646	(3)	3,962	2,266	4,212	13	6,491

Total non-interest income	$13,037	$2,646	$(3)	$15,680	$17,928	$4,213	$13	$22,154

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$1,038	$—	$—	$1,038	$2,012	$1	$—	$2,013
Other	880	1	—	881	1,738	1	—	1,739
Interchange income	2,045	—	—	2,045	3,697	—	—	3,697
Investment brokerage fees	24	—	—	24	33	—	—	33
Net gains (losses) on OREO	(18)	—	—	(18)	(28)	—	—	(28)
Net gains (losses) on sales of securities (a)	(43)	—	—	(43)	(81)	—	—	(81)
Loss on premises and equipment	(8)	—	—	(8)	(8)	—	—	(8)
Other	1,146	1,558	93	2,797	2,100	2,467	338	4,905

Total non-interest income	$5,064	$1,559	$93	$6,716	$9,463	$2,469	$338	$12,270

(a)	Not within scope of ASC 606

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

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2020 and December 31, 2019 ($ in thousands).

	June 30, 2020		December 31, 2019
Right-of-use assets:
Operating leases	$5,759		$6,518
Finance leases, net of accumulated depreciation	2,780		—
Total right-of-use assets	$8,539		$6,518
Lease liabilities:
Operating lease	$5,759		$6,518
Finance lease	2,373		—
Total lease liabilities	$8,132		$6,518
Weighted average remaining lease term
Operating leases	4.7	years	6.2	years
Finance leases	11.4	years	—
Weighted average discount rate
Operating leases	2.6%		3.1%
Finance leases	2.5%		—

The table below summarizes our net lease costs ($ in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$424	$228	$802	$350
Finance lease cost:
Interest on lease liabiltiies	2	—	4	—
Amortization of right-of-use	2	—	4	—
Net lease cost	$428	$228	$810	$350

The table below summarizes the maturity of remaining lease liabilities at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020
	Operating Leases	Finance Leases
Remaining 2020	$802	$95
2021	1,527	175
2022	1,359	220
2023	844	220
2024	631	220
Thereafter	985	1,698
Total lease payments	$6,148	2,628
Less: Interest	(389)	(255)
Present value of lease liabilities	$5,759	$2,373

	December 31, 2019
	Operating Leases	Finance Leases
2020	$1,643	—
2021	1,527	—
2022	1,359	—
2023	844	—
2024	631	—
Thereafter	981	—
Total lease payments	$6,985	—
Less: Interest	(467)	—
Present value of lease liabilities	$6,518	—

NOTE 13 – COVID-19 UPDATE

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities.  COVID-19 is likely to impact the Company’s futures financial condition and result of operations including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel. Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary.

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.  As of June 30, 2020, the Company’s aggregate outstanding exposure in these segments was $625.2 million, and loan modifications resulting from COVID-19 were approximately $436.1 million.  While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers, and on the national and local economy as a whole, its full impact cannot be known or reasonably be estimated, including the impact on our loan portfolio.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for loan losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

NOTE 14 – SUBSEQUENT EVENTS/OTHER

Subsequent events have been evaluated by management through the date the financial statements were issued.

NOTE 15 – RECLASSIFICATION

Certain amounts in the 2019 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E Securities of the Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond the Company’s control and which may cause the Company’s actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of COVID-19 pandemic on our financial statements, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

●	the negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
●	government or regulatory responses to the COVID-19 pandemic;
●	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
●	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, public health emergencies and international instability;
●	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), potential impacts from the Tax Cuts and Jobs Act, the CARES Act of 2020, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
●	changes in political conditions or the legislative or regulatory environment;
●	the adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required to replenish the allowance in future periods;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;
●	the rate of delinquencies and amount of loans charged-off;
●	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
●	risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
●	significant increases in competition in the banking and financial services industries;
●	changes in the securities markets;
●	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes occurring in business conditions and inflation;
●	changes in technology or risks to cybersecurity;
●	changes in deposit flows;
●	changes in accounting principles, policies, or guidelines, including the impact of the new CECL standard;
●	our ability to maintain adequate internal control over financial reporting;

●	risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second quarter 2020 compared to second quarter 2019

The Company reported net income available to common shareholders of $16.9 million for the three months ended June 30, 2020, compared with net income available to common shareholders of $12.0 million for the same period last year.  For the second quarter of 2020, fully diluted earnings per share were $0.79, compared to $0.69 for the second quarter of 2019.

Operating net earnings, a non-GAAP financial measure, for the second quarter of 2020 totaled $11.2 million compared to $12.1 million for the second quarter of 2019, a decrease of $817 thousand or 6.8%.  The net, after tax, provision change in the quarter comparison was $5.2 million, which accounted for the decrease. Operating net earnings for the second quarter of 2020 excludes merger-related costs of $1.8 million, net of tax, a bargain purchase gain related to the SWG acquisition of $7.0 million and a gain on sale of land of $ 463 thousand, net of tax.  Operating net earnings for the second quarter of 2019 excludes merger-related costs of $68 thousand, net of tax.  Operating earnings per share were $0.52 on a fully diluted basis for the second quarter 2020, compared to $0.70 for the same period in 2019, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $39.2 million, or 27.3%, for the three months ended June 30, 2020, compared to $30.8 million for the same period in 2019.  The increase was due to interest income earned on a higher volume of loans.  Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $39.8 million and $31.0 million for the second quarter of 2020 and 2019, respectively.  FTE net interest income increased $8.7 million in the prior year quarterly comparison due to increased loan volume.  Purchase accounting adjustments accounted for $550 thousand of the difference in net interest income for the second quarter comparisons.  Second quarter 2020 FTE net interest margin, which is a non-GAPP measure, of 3.63% included 21 basis points related to purchase accounting adjustments compared to 4.07% for the same quarter in 2019, which included 23 basis points related to purchase accounting adjustments.  Excluding the purchase accounting adjustments, the net interest margin decreased 42 basis points in prior year quarterly comparison.

Non-interest income for the three months ended June 30, 2020, was $15.7 million compared to $6.7 million for the same period in 2019, reflecting an increase of $9.0 million or 133.5%.  Mortgage income increased $1.1 million in prior year quarterly comparison primarily due to an increase in mortgage loan volume.  The Company recorded a $7.0 million bargain purchase gain on the SWG acquisition as well as a $463 thousand, net of tax, gain on the sale of land.

Pre-tax, pre-provision operating earnings, a non-GAAP measure which excludes acquisition charges, treasury awards, gains from the bargain purchase of SWG and sale of land, increased 28.5% to $21.4 million for the quarter ended June 30, 2020 as compared to $16.7 million for the second quarter of 2019. See reconciliation of non-GAAP financial measures provided below.

Provision for loan losses totaled $7.6 million for the quarter ended June 30, 2020, an increase of $6.8 million, or 861.6% as compared to $791 thousand for the second quarter of 2019.  $6.6 million of the $7.6 million provision for loan loss expense for the quarter ended June 30, 2020 was related to the economic effects of COVID-19.  The allowance for loan losses of $28.1 million at June 30, 2020 or 0.88% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $28.1 million for the three months ended June 30, 2020, an increase of $7.2 million or 34.4%, when compared with the same period in 2019.  Excluding the net increase in acquisition charges of $2.2 million for the quarterly comparison, non-interest expense increased $5.0 million in the second quarter of 2020, of which $3.9 million was attributable to the operations of FFB and SWG, as compared to second quarter of 2019.

Investment securities totaled $953.3 million, or 18.7% of total assets at June 30, 2020, versus $622.8 million, or 17.9% of total assets at June 30, 2019.  The average balance of investment securities increased $284.2 million in prior year quarterly comparison, primarily as a result of the acquisitions of FFB and SWG.  The average tax equivalent yield on investment securities decreased 85 basis points to 2.55% from 3.40% in prior year quarterly comparison.  The investment portfolio had a net unrealized gain of $32.9 million at June 30, 2020 as compared to a net unrealized gain of $12.6 million at June 30, 2019.

The FTE average yield on all earning assets decreased 73 basis points in prior year quarterly comparison, from 4.96% for the second quarter of 2019 to 4.23% for the second quarter of 2020.  Average interest expense decreased 49 basis points from 1.16% for the second quarter of 2019 to 0.67% for the second quarter of 2020.  Cost of all deposits averaged 52 basis points for the second quarter of 2020 compared to 77 basis points for the second quarter of 2019.

First six months 2020 compared to first six months 2019

The Company reported net income available to common shareholders of $25.3 million for the six months ended June 30, 2020, compared to $19.6 million for the same period last year.  Operating net earnings decreased $1.9 million, or 8.5%, from $22.0 million at June 30, 2019 to $20.1 million at June 30, 2020. Provision for loan losses increased $12.8 million for the year-over-year comparison.  Operating net earnings excludes merger-related costs of $ 2.4 million, net of tax, $7.0 million bargain purchase gain and a gain on the sale of land of $463 thousand, net of tax, for the year-to-date period ending June 30, 2020, and merger-related costs of $2.5 million, net of tax, and income of $174 thousand, net of tax, related to the Financial Assistance Award from the U.S. Department of the Treasury, for the year-to-date period ending June 30, 2019.  Operating earnings per share were $1.00 on a fully diluted basis for six-month period ending June 30, 2020, compared to $1.33 for the same period in 2019, excluding the merger-related costs and income described above.  See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $73.2 million, or 26.5%, for the six months ended June 30, 2020, compared to $57.9 million for the same period in 2019.  This increase was primarily due to interest earned on a high volume of loans. Average earning assets at June 30, 2020, increased $889.5 million, or 29.1%, and average interest-bearing liabilities increased $1.261 billion, or 53.8%, when compared to December 31, 2019.

Non-interest income for the six months ended June 30, 2019, was $22.2 million compared to $12.3 million for the same period in 2019, reflecting an increase of $9.9 million or 80.6%. Excluding the grants and gains mentioned above, non-interest income increased $2.5 million in year-over-year comparison.  Mortgage income increased $1.7 million and interchange fee income increased $684 thousand in the year-over-year comparison.

The provision for loan losses was $14.7 million for the six months ended June 30, 2020, compared with $1.9 million for the same period in 2019.  The allowance for loan losses of $28.1 million at June 30, 2020 (approximately 0.88% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  Total valuation accounting adjustments totaled $11.5 million on acquired loans.  See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $51.5 million for the six months ended June 30, 2020, an increase of $8.7 million or 20.4%, when compared with the same period in 2019.  $5.8 million of the increase is related to the operations of FFB and SWG.

FINANCIAL CONDITION

The First represents the primary asset of the Company.  The First reported total assets of $5.076 billion at June 30, 2020 compared to $3.935 billion at December 31, 2019, an increase of $1.1 billion.  Loans increased $564.8 million to $3.162 billion, or 21.8%, during the first six months of 2020.  Deposits at June 30, 2020 totaled $4.233 billion compared to $3.082 billion at December 31, 2019.

For the six months period ended June 30, 2020, The First reported net income of $29.3 million compared to $23.3 million for the six months ended June 30, 2019. Merger charges, net of tax, equaled $2.4 million for the first six months of 2020 as compared to $2.5 million for the first six months of 2019.

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.  As of June 30, 2020, the Company’s aggregate outstanding exposure in these segments was $625.2 million, or 19.7% of total loans.  While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher than normal provision expense to provide the required allowance reserve for this situation.  Based on management’s current assessment of the increased inherent risk in the loan portfolio, the provision for loan and leases losses as of June 30, 2020 totaled $14.7 million of which 12.2 million was related to the anticipated economic effects of COVID-19. If economic conditions continue to worsen, further funding to the allowance may be required in future periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law.  The  CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S businesses and consumers struggling as a result of the pandemic.  A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities.  The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program.  The PPP was amended in April to include an additional $320 billion in funding.  On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPPFA”) that amends the CARES Act.  The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19.   The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%.  In addition, the PPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender.  For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

As of June 30, 2020, we have loan modifications resulting from COVID-19 of approximately $436.1 million and approximately 3,158 PPP loans approved through the SBA for $259.3 million.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $8.4 million, or 27.3%, for the second quarter of 2020 relative to the  second quarter of 2019. The increase was due to interest income earned on a higher volume of loans. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($in thousands)	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$605,626	$3,439	2.27%	$497,988	$4,227	3.40%
Tax exempt securities	300,922	2,340	3.11%	124,367	1,058	3.40%
Total investment securities	906,548	5,779	2.55%	622,355	5,285	3.40%
Interest bearing deposits in
other banks	321,559	19	0.02%	89,936	90	0.40%
Loans	3,156,524	40,593	5.14%	2,337,583	32,464	5.56%
Total earning assets	4,384,631	46,391	4.23%	3,049,874	37,839	4.96%
Other assets	528,989			410,520
Total assets	$4,913,620			$3,460,394

Interest-bearing liabilities:
Deposits	$3,746,535	$5,219	0.56%	$2,231,462	$5,363	0.95%
Borrowed funds	116,270	224	0.77%	37,760	288	3.05%
Subordinated debentures	80,736	1,176	5.83%	80,579	1,188	5.90%
Total interest-bearing liabilities	3,943,541	6,619	0.67%	2,349,801	6,799	1.16%
Other liabilities	362,952			655,628
Shareholders’ equity	607,127			454,965
Total liabilities and
shareholders’ equity	$4,913,620			$3,460,394

Net interest income		$39,180			$30,772
Net interest margin			3.57%			4.04%
Net interest income (FTE)*		$39,772	3.56%		$31,040	3.81%
Net interest margin (FTE)*			3.63%			4.07%

*See reconciliation of Non-GAAP financial measures.

($in thousands)	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$583,120	$7,383	2.53%	$466,708	$7,808	3.35%
Tax exempt securities	262,567	4,161	3.17%	121,117	2,073	3.42%
Total investment securities	845,687	11,544	2.73%	587,825	9,881	3.36%
Interest bearing deposits in
other banks	225,768	308	0.27%	92,590	220	0.48%
Loans	2,879,431	76,598	5.32%	2,253,009	61,268	5.44%
Total earning assets	3,950,886	88,450	4.48%	2,933,424	71,369	4.87%
Other assets	501,170			387,003
Total assets	$4,452,056			$3,320,427

Interest-bearing liabilities:
Deposits	$3,394,533	$10,632	0.63%	$2,128,661	$9,686	0.91%
Borrowed funds	130,768	1,141	1.75%	61,731	834	2.70%
Subordinated debentures	80,716	2,379	5.89%	80,560	2,421	6.01%
Total interest-bearing liabilities	3,606,017	14,152	0.78%	2,270,952	12,941	1.14%
Other liabilities	268,821			626,705
Shareholders’ equity	577,218			422,770
Total liabilities and
shareholders’ equity	$4,452,056			$3,320,427

Net interest income		$73,245			$57,904
Net interest margin			3.71%			3.95%
Net interest income (FTE)*		$74,298	3.69%		$58,428	3.72%
Net interest margin (FTE)*			3.76%			3.98%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three and six months ended June 30, 2020 and 2019:

($in thousands)	Three Months Ended				Six Months Ended
EARNINGS STATEMENT	6/30/20	% of Total	6/30/19	% of Total	6/30/20	% of Total	6/30/19	% of Total
Non-interest income:
Service charges on deposit accounts	$1,597	10.2%	$1,918	28.6%	$3,511	15.8%	$3,750	30.6%
Mortgage fee income	2,646	16.9%	1,559	23.2%	4,213	19.0%	2,469	20.1%
Interchange fee income	2,395	15.3%	2,045	30.5%	4,380	19.8%	3,697	30.1%
Gain (loss) on securities , net	73	0.5%	36	0.5%	246	1.1%	74	0.6%
Financial assistance award	—	—	—	—%	—	—	233	1.9%
Gain on acquisition	7,023	44.7	—	—	7,023	31.7	—	—
Gain on sale of land	620	3.9	—	—	620	2.8	—	—
Other charges and fees	1,326	8.5%	1,158	17.2%	2,161	9.8%	2,047	16.7%
Total non-interest income	$15,680	100%	$6,716	100%	$22,154	100%	$12,270	100%

Non-interest expense:
Salaries and employee benefits	15,866	56.5%	11,615	55.7%	29,094	56.4%	22,312	52.2%
Occupancy expense	3,200	11.4%	2,532	12.1%	6,118	11.9%	4,974	11.6%
FDIC premiums	237	0.8%	426	2.0%	384	0.7%	374	0.9%
Marketing	25	0.1%	160	0.8%	239	0.5%	335	0.8%
Amortization of core deposit intangibles	1,052	3.8%	796	3.8%	1,990	3.9%	1,513	3.5%
Other professional services	984	3.5%	980	4.7%	1,858	3.6%	1,900	4.4%
Other non-interest expense	4,411	15.7%	4,291	20.5%	8,790	17.1%	8,108	19.0%
Acquisition and integration charges	2,295	8.2%	91	0.4%	3,035	5.9%	3,270	7.6%
Total non-interest expense	$28,070	100%	$20,891	100%	$51,508	100%	$42,786	100%

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

The Company’s provision for income taxes was $2.2 million or 11.7% of earnings before income taxes compared to $3.8 million or 24.2% of earnings before income taxes for the same period in 2019. The decrease in the effective tax rate for 2020 is attributed to the $7.0 million, non-taxable, bargain purchase gain related to the SWG acquisition and the CARES Act that was signed into law on March 27, 2020. The Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

The provision for the six months ended June 30, 2020 was $3.9 million or 13.5% of earnings before income taxes compared to $5.9 million or 22.9% of earnings before income taxes for the same period in 2019.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $927.2 million, or 18.2% of total assets at June 30, 2020 compared to $765.1 million, or 19.4% of total assets at December 31, 2019.

There were no federal funds sold at June 30, 2020 and December 31, 2019; and interest-bearing balances at other banks increased to $419.2 million at June 30, 2020 from $79.0 million at December 31, 2019. The Company’s investment portfolio increased $161.5 million, or 20.4%, to a total fair market value of $953.3 million at June 30, 2020 compared to December 31, 2019, $88.7 million of which was due to the acquisition of SWG during April 2020, as well as an increase in the fair market value of $19.4 million. The Company’s investments are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $3.190 billion at June 30, 2020, an increase of $579.0 million, or 22.2%, from December 31, 2019.  The acquisition of SWG accounted for approximately $392.3 million, net of fair value marks, of the increase.  The Company also saw an increase in the commercial, financial, and agriculture loan portfolio of $259.3 million related to PPP loans.

We began receiving requests from our borrowers for loan and lease deferrals in March.  Payment modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days.  Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  As of June 30, 2020, we have modified approximately 879 loans for $436.1 million, of which 837 loans for $397.0 million were modified to defer monthly principal and interest payments and 42 loans for $39.1 were modified from monthly principal and interest payments to interest only.   The Company began accepting PPP applications in April and as of June 30, 2020 we have approximately 3,158 loans approved through the SBA for $259.3 million.

The following table shows the composition of the loan portfolio by category ($ in thousands):

	Composition of Loan Portfolio
	June 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
Loans held for sale	$18,632	0.6%	$10,810	0.4%
Commercial, financial and agricultural	629,497	19.7%	332,600	12.7%
Real estate - commercial	1,163,897	36.5%	1,028,012	39.4%
Real estate - residential	978,372	30.7%	814,282	31.2%
Real estate - construction	337,337	10.6%	359,195	13.8%
Lease financing receivable	2,811	0.1%	3,095	0.1%
Obligations of states and subdivisions	17,010	0.5%	20,716	0.8%
Consumer and other	42,611	1.3%	42,458	1.6%
Total loans	3,190,167	100%	2,611,168	100%
Allowance for loan losses	(28,065)		(13,908)
Net loans	$3,162,102		$2,597,260

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

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At June 30, 2020, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans, including PCI loans, totaled $39.2 million at June 30, 2020, an increase of $400 thousand from December 31, 2019.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.5 million at June 30, 2020 as compared to $7.3 million at December 31, 2019.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At June 30, 2020, the Bank had $30.5 million in loans that were classified as TDRs, of which $6.4 million were performing as agreed with modified terms. At December 31, 2019, the Bank had $32.0 million in loans that were classified as TDRs of which $6.8 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of June 30, 2020, $24.1 million in loans categorized as TDRs were classified as non-performing as compared to $25.1 million at December 31, 2019.

The following table, which includes PCI loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($in thousands)	6/30/20	12/31/19

Nonaccrual Loans

Real Estate:
1-4 Family residential construction	$—	$—
Other Construction/land	2,324	1,548
1-4 family residential revolving/open-end	1,301	998
1-4 family residential closed-end	9,247	8,986
Nonfarm, nonresidential, owner-occupied	20,173	20,157
Nonfarm, nonresidential, other nonfarm nonresidential	3,743	4,647
Total Real Estate	36,788	36,336
Commercial and industrial	2,361	2,234
Loans to individuals – other	52	265
Total Nonaccrual Loans	39,201	38,835

Other real-estate owned	5,471	7,299

Total Non-performing Assets	$44,672	$46,134
Performing TDRs	$6,417	$6,824
Total non-performing assets as a % of total loans & leases net of unearned income	1.41%	1.77%
Total nonaccrual loans as a % of total loans & leases net of unearned income	1.24%	1.49%

Non-performing assets totaled $44.7 million at June 30, 2020, compared to $46.1 million at December 31, 2019, a decrease of $1.4 million. The ALLL/total loans ratio was 0.88% at June 30, 2020, and 0.53% at December 31, 2019. The increase in the ALLL/total loans ratio is primarily attributable to an increase in the ALLL due to concerns with the anticipated economic effects of COVID-19, as discussed under the heading “Allowance for Loan and Lease Losses” below. Total valuation accounting adjustments total $12.1 million on acquired loans. The ratio of annualized net charge-offs (recoveries) to total loans was 0.04% for the quarter ended June 30, 2020 compared to (0.002)% at December 31, 2019.

The following table represents the Company’s impaired loans, excluding PCI loans, as of the dates noted:

($in thousands)	June 30,	December 31,
	2020	2019
Impaired Loans:
Impaired loans without a valuation allowance	$15,320	$14,178
Impaired loans with a valuation allowance	14,824	15,761
Total impaired loans	$30,144	$29,939
Allowance for loan losses on impaired loans at period end	5,924	4,424

Total nonaccrual loans	$27,809	$29,939

Past due 90 days or more and still accruing	1,009	2,715
Average investment in impaired loans	29,685	26,195

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

At June 30, 2020, the consolidated allowance for loan losses was approximately $28.1 million, or 0.88% of outstanding loans excluding loans held for sale. At December 31, 2019, the allowance for loan losses amounted to approximately $13.9 million, which was 0.53% of outstanding loans excluding loans held for sale. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. During the first quarter of 2020, the World Health Organization declared the spread of the COVID-19 virus to be a global pandemic. That has caused significant disruptions to the U.S. economy across all industries. With the number of diagnosed cases of the virus rising during the second quarter, it is still impossible to foresee how long the pandemic will last and what effect it will have on the economy, or to what extent this crisis will impact the Company. All available industry statistics and trends, as well as internal tracking of loan repayment ability and payment forgiveness across the portfolio is being analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This ongoing analysis of the possibility of increasing credit losses resulted in the need for a provision expense similar to what was taken in the first quarter that will continue to provide an adequate allowance reserve for this situation. If economic conditions continue to worsen, further funding to the allowance may be required in future periods. The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $14.7 million at June 30, 2020, $3.7 million at December 31, 2019 and $1.9 million at June 30, 2019. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At June 30, 2020, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods ($ in thousands):

Allowance for Loan and Lease Losses

	Three Months	Three Months	Six Months	Six Months	For the Year
	Ended	Ended	Ended	Ended	Ended
Balances:	6/30/20	6/30/19	6/30/20	6/30/19	12/31/19
Average gross loans & leases outstanding during
period:	$3,156,524	$2,337,583	$2,879,432	$2,253,009	$2,341,202
Gross loans & leases outstanding at end of
period:	3,190,167	2,360,595	3,190,167	2,360,595	2,611,168
Allowance for Loan and Lease Losses:
Balance at beginning of period	$20,804	$11,235	$13,908	$10,065	$10,065
Provision charged to expense	7,606	791	14,708	1,913	3,738
Charge-offs:
Real Estate-
1-4 family residential construction	—	—	—	—	—
Other construction/land	13	66	13	66	—
1-4 family revolving, open-ended	87	—	87	—	54
1-4 family closed-end	—	—	9	42	109
Nonfarm, nonresidential, owner-occupied	50	—	383	—	54
Total Real Estate	150	66	492	108	217
Commercial and industrial	165	2	264	6	141
Credit cards	—	—	—	—	33
Automobile loans	204	10	225	11	48
Loans to individuals - other	93	28	121	56	—
All other loans	257	—	267	—	225
Total	869	106	1,369	181	664
Recoveries:
Real Estate-
1-4 family residential construction	24	—	24	—	—
Other construction/land	7	8	16	14	129
1-4 family revolving, open-ended	1	9	26	10	19
1-4 family closed-end	89	66	113	85	221
Nonfarm, nonresidential, owner-occupied	285	2	345	6	13
Total Real Estate	406	85	524	115	382
Commercial and industrial	24	15	100	27	85
Credit cards	—	1	—	1	3
Automobile loans	10	9	43	22	40
Loans to individuals - other	20	18	41	30	72
All other loans	63	44	109	99	187
Total	523	172	817	294	769
Net loan charge offs (recoveries)	346	(65)	552	(113)	(105)
Balance at end of period	$28,064	$12,091	$28,064	$12,091	$13,908

RATIOS
Net Charge-offs (recoveries) to average loans &
leases (annualized)	0.04%	(0.011)%	0.03%	(0.01)%	(0.004)%
Allowance for loan losses to gross loans &
leases at end of period	0.88%	0.51%	0.88%	0.51%	0.53%
Net Loan Charge-offs (recoveries) to provision
for loan losses	4.55%	(8.22)%	3.75%	(5.91)%	(2.81)%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at June 30, 2020 and December 31, 2019.

Allocation of the Allowance for Loan Losses

($in thousands)	June 30, 2020
		% of loans
		in each
		category to
	Amount	total loans
Commercial, financial and agriculture	$5,208	18.6%
Commercial real estate	18,526	66.0%
Consumer real estate	3,741	13.3%
Installment and other	459	1.6%
Paycheck Protection Program	130	0.5%
Unallocated	—	—
Total	$28,064	100%

($in thousands)	December 31, 2019
		% of loans
		in each
		category to
	Amount	total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	—
Total	$13,908	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $119.9 million at June 30, 2020 and $89.7 million at December 31, 2019. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“ FHLB”). Should a large “short” overnight position persists for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities decreased $631 thousand due to a decrease in FHLB stock. The Company’s net premises and equipment at June 30, 2020 was $125.1 million and $105.0 million at December 31, 2019; an increase of $20.1 million, or 19.1% for the first six months of 2020. The increase is attributed to the recording of a $3.1 million finance lease in the first quarter of 2020 and $18.6 million of acquired premises and equipment related to the SWG acquisition. Included in the acquisition of SWG was $7.0 million in bank-owned life insurance, creating a balance of $73.1 million at June 30, 2020, an increase of $13.4 million when compared to December 31, 2019.  Goodwill at June 30, 2020 remained unchanged at $158.6 million when compared to December 31, 2019.  Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $2.6 million as of June 30, 2020, as compared to December 31, 2019.  The Company recorded 4.6 million in CDI related to the SWG acquisition and recognized CDI amortization expense of 2.0 million during the six months ended June 30, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  During the first quarter of 2020, management determined that the deterioration in the general economic conditions as a result of the COVID-19 pandemic represented a triggering event prompting an evaluation of goodwill impairment.  Based on the analyses performed in the first quarter of 2020, we determined that goodwill was not impaired.  Due to the ongoing economic uncertainty present at the end of the second quarter, the Company prepared a Step 1 goodwill impairment analysis as of June 30, 2020.  In testing goodwill for impairment, the Company compared the estimated fair value of its reporting unit to its carrying amount, including goodwill.  The estimated fair value of the reporting unit exceeded its book value.  At this time, we do not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic.  In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Other real estate owned decreased by $1.8 million, or 25.0%, to $5.5 million at June 30, 2020 as compared to December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $418.6 million at June 30, 2020 and $410.3 million at December 31, 2019, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 13.1% of gross loans at June 30, 2020 and 15.8% at December 31, 2019. The Company also had undrawn similar standby letters of credit to customers totaling $15.4 million at June 30, 2020 and $12.1 million at December 31, 2019. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of June 30, 2020. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.081 billion at June 30, 2020. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2020, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $351.3 million of the Company’s investment balances, compared to $348.3 million at December 31, 2019. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $100.0 million at June 30, 2020.

The Company’s liquidity ratio as of June 30, 2020 was 22.3%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

		Policy	Policy
	June 30, 2020	Maximum	Compliance
Loans to Deposits (including FHLB advances)	72.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(3.3)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	67.0%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of June 30, 2020, cash and cash equivalents were $539.1 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $700.9 million at June 30, 2020. Approximately $418.6 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $15.4 million at June 30, 2020.

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

The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended June 30, 2020 and 2019 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At quarter end June 30, 2020, $703.7 million in non-interest deposit balances and $746.1 million in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s reclassed deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	June 30, 2020		December 31, 2019
		Percent of		Percent of
($in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$486,039	11.5%	$723,208	23.5%
NOW accounts and Other	601,195	14.3%	941,598	30.7%
Money Market accounts	2,089,832	49.6%	462,810	15.0%
Savings accounts	362,159	8.6%	287,200	9.3%
Time Deposits of less than $250,000	499,406	11.8%	479,386	15.6%
Time Deposits of $250,000 or more	178,259	4.2%	182,331	5.9%
Total deposits	$4,216,890	100%	$3,076,533	100%

As of June 30, 2020, deposits increased by $1.140 billion, or 37.1% to $4.217 billion from $3.077 billion at December 31, 2019.  The acquisition of SWG accounted for approximately $476.1 million, including fair value marks, or 41.7% of the increase.  Transaction account balances were above normal as of June 30, 2020 due to PPP loan proceeds.

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

Total non-deposit interest-bearing liabilities decreased by $98.2 million, or 33.3%, in the first six months of 2020, due in part to a decrease in notes payable to the FHLB of $95.3 million. The Company had junior subordinated debentures totaling $80.8 million at June 30, 2020 and $80.7 million December 31, 2019, which consists of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities and of 10 and 15 year subordinated notes issued by the Company in 2018.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable, lease liabilities and other accrued but unpaid expenses. Other liabilities increased by $16.8 million, or 62.9%, during the first six months of 2020. The increase in other liabilities is comprised of a finance lease added during the first quarter of 2020 of $2.7 million, a $7.5 million increase in deferred taxes and $5.4 million increase in federal tax payable. For more information regarding the Company’s leases, see Note 12 – Leases to the Consolidated Financial Statements.

CAPITAL

At June 30, 2020, the Company had total shareholders’ equity of $627.8 million, comprised of $21.6 million in common stock, $5.7 million in treasury stock, $455.7 million in surplus, $131.7 million in undivided profits and $24.6 million in accumulated comprehensive income on available-for-sale securities. Total shareholders’ equity at the end of 2019 was $543.7 million.  The increase of $84.1 million, or 15.5%, in shareholders’ equity during the first six months of 2020 is comprised of capital added through net earnings of $25.3 million, a $14.5 million increase in accumulated comprehensive income for available-for-sale securities and 2.5 million shares of common stock issued for the purchase of SWG, offset by $4.0 million in cash dividends paid.

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019.  Under the program, the Company may, but is not required to, from time to time repurchase up to $15 million of shares of its common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The renewed share repurchase program has an expiration date of December 31, 2020, and has been approved by the Company’s regulators.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines.  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the requirement of the standards initially adopted by the Basal Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) to include accumulated other comprehensive income in risk-based capital.  The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

			Minimum
	June 30,	December 31,	Required to be
Regulatory Capital Ratios The First, A National Banking Association	2020	2019	Well Capitalized
Common Equity Tier 1 Capital Ratio	15.0%	15.1%	6.5%
Tier 1 Capital Ratio	15.0%	15.1%	8.0%
Total Capital Ratio	15.9%	15.6%	10.0%
Tier 1 Leverage Ratio	10.2%	11.8%	5.0%

			Minimum
	June 30,	December 31,	Required to be
Regulatory Capital Ratios The First Bancshares, Inc.	2020	2019	Well Capitalized
Common Equity Tier 1 Capital Ratio*	13.1%	12.5%	N/A
Tier 1 Capital Ratio**	13.6%	13.0%	N/A
Total Capital Ratio	16.5%	15.8%	N/A
Tier 1 Leverage Ratio	9.2%	10.3%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2020 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

The Company has elected to delay its adoption of ASU 2016-13, as provided by the CARES Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020 whichever occurs first. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). The Company has elected to utilize the five-year CECL transition.

As of June 30, 2020, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at June 30, 2020 was $627.8 million, or approximately 12.3% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

On June 30, 2006, The Company issued $4,124,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”) in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. Trust 2 issued $4,000,000 of Trust Preferred Securities (“TPSs”) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three  month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, The Company issued $6,186,000 of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”) in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of TPSs to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

In 2018, the Company acquired FMB’s Capital Trust 1 (“Trust 1”), which consisted of $6.1 million of floating rate junior subordinated deferrable interest debentures in which the Company owns all of the common equity. The debentures are the sole asset of Trust 1. Trust 1 issued $6,000,000 of TPSs to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 1’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three month LIBOR plus 2.85% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

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

Operating Net Earnings

($in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income available to common
shareholders	$16,943	$11,983	$25,254	$19,618
Effect of acquisition charges	2,295	91	3,035	3,270
Tax on acquisition charges	(518)	(23)	(683)	(735)
Gain on acquisition and sale of land	(7,643)	—	(7,643)	—
Tax on gain from the sale of land	157	—	157	—
Treasury awards	—	—	—	(233)
Tax on Treasury awards	—	—	—	59
Net earnings available to common
shareholders, operating	$11,234	$12,051	$20,120	$21,979

Operating Earnings per Share

($in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Book value per common share	$29.34	$27.22	$58.83	$53.52
Effect of intangible assets per share	8.94	8.50	18.91	17.01
Tangible book value per common share	$20.40	$18.72	$39.92	$36.51

Diluted earnings per share	0.79	0.69	1.25	1.19
Effect of acquisition charges	0.11	0.01	0.15	0.19
Tax on acquisition charges	(0.03)	—	(0.03)	(0.04)
Effect of gain on acquisition and gain on land	(0.36)	—	(0.38)	—
Tax on gain from the sale of land	0.01	—	0.01	—
Effect of Treasury Awards	—	—	—	(0.01)
Tax on Treasury Awards	—	—	—	—
Diluted earnings per share, operating	$0.52	$0.70	$1.00	$1.33

Net Interest Income Fully Tax Equivalent

($in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net interest income	$39,180	$30,772	$73,245	$57,904
Tax exempt investment income	(1,748)	(790)	(3,108)	(1,548)
Taxable investment income	2,340	1,058	4,161	2,073
Net interest income fully tax equivalent	$39,772	$31,040	$74,298	$58,428

Average earning assets	$4,384,631	$3,049,874	$3,950,886	$2,933,424
Net interest margin fully tax equivalent	3.63%	4.07%	3.76%	3.98%

Pre-Tax Pre-Provision Operating Earnings

($in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Earnings before income taxes	$19,184	$15,806	$29,182	$25,475
Acquisition charges	2,295	91	3,035	3,270
Provision for loan losses	7,606	791	14,708	1,914
Treasury Awards and gains	(7,643)	—	(7,643)	(233)
Pre-Tax, Pre-Provision Operating Earnings	$21,442	$16,688	$39,282	$30,426

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest
	Income at Risk		Market Value of Equity
	% Change		% Change
Change in Interest Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	12.1%	-20.0%	54.4%	-40.0%
Up 300 bps	10.4%	-15.0%	47.5%	-30.0%
Up 200 bps	7.6%	-10.0%	36.5%	-20.0%
Up 100 bps	4.2%	-5.0%	21.0%	-10.0%
Down 100 bps	(2.0)%	-5.0%	2.3%	-10.0%
Down 200 bps	(3.3)%	-10.0%	11.3%	-20.0%

 We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2020, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2020	Net Interest Income at Risk – Sensitivity Year 1
($in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	131,277	132,982	135,751	141,425	146,101	149,860	152,182
Dollar Change	(4,474)	(2,769)		5,674	10,350	14,109	16,431
NII @ Risk - Sensitivity Y1	(3.3)%	(2.0)%		4.2%	7.6%	10.4%	12.1%
Policy Limits	-10.0%	-5.0%		-5.0%	-10.0%	-15.0%	-20.0%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $4.5 million lower than in a stable interest rate scenario, for a negative variance of 3.3%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. The potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $10.4 million, or 7.6%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 157.8%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

If interest rates change in the modeled amounts, our assets and liabilities may not perform as anticipated.  Measuring interest rate risk has inherent limitations including model assumptions.  For example, changes in market indices as modeled in conjunction with changes in the shapes of the yield curves could result in different net interest income.    We consider many factors in monitoring our interest rate risk, and management adjusts strategies for the balance sheet and earnings as needed.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2020, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
			STATIC
($in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	819,571	753,564	736,578	891,267	1,005,671	1,086,373	1,138,344
Change in EVE from base	82,993	16,986		154,689	269,093	349,795	401,766
% Change	11.3%	2.3%		21.0%	36.5%	47.5%	54.4%
Policy Limits	-20.0%	-10.0%		-10.0%	-20.0%	-30.0%	-40.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time.  We have participated in some of these programs, including PPP, and likely will continue to participate in and facilitate such programs.  Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner.  Since the opening of the PPP, many banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving NSF fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

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

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls.  The increased reliance on remote access to information systems also increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity.  Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us.   Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.

Any of these occurrences could have a material adverse effect on the Company’s financial condition, results of operations and business.  The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 30, 2020, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
				Maximum
				Number of
				Shares that
			Total Number of	May Yet Be
			Shares Purchased	Purchased
	Total	Average	as Part of Publicly	Under the
	Number of	Price Paid	Announced Plans	Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
April 2020	176	$19.07	—	—
May 2020	282	18.32	—	—
June 2020	2,194	22.90	—	—
Total	2,652	$20.10	—	—

The shares listed above represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)Exhibits

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
3.4

Amendment No. 1 to the Amended and Restated Bylaws of The First Bancshares, Inc. effective as of May 7, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
August 10, 2020	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
August 10, 2020	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer