Form 10-Q
period 2020-09-30
FIRST BANCSHARES INC /MS/
filed 2020-11-06
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common stock, $1.00 par value, 21,600,625 shares issued and 21,405,943 outstanding as of October 30, 2020.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$131,898	$89,736
Interest-bearing deposits with banks	471,838	79,128
Total cash and cash equivalents	603,736	168,864

Securities available-for-sale, at fair value	957,458	765,087
Other securities	27,461	26,690
Total securities	984,919	791,777

Loans held for sale	22,482	10,810
Loans	3,155,932	2,600,358
Allowance for loan losses	(34,256)	(13,908)
Loans, net	3,144,158	2,597,260

Interest receivable	25,822	14,802
Premises and equipment	124,875	104,980
Cash surrender value of bank-owned life insurance	73,356	59,572
Goodwill	158,572	158,572
Other real estate owned	5,202	7,299
Other assets	43,519	38,737
Total assets	$5,164,159	$3,941,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$482,236	$723,208
Interest-bearing	3,746,978	2,353,325
Total deposits	4,229,214	3,076,533

Interest payable	2,320	2,508
Borrowed funds	115,827	214,319
Subordinated debentures	144,709	80,678
Other liabilities	33,720	24,167
Total liabilities	4,525,790	3,398,205

Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 21,602,699 shares issued at September 30, 2020, and 18,996,948 shares issued at December 31, 2019, respectively	21,603	18,997
Additional paid-in capital	456,184	409,805
Retained earnings	141,474	110,460
Accumulated other comprehensive income	24,801	10,089
Treasury stock, at cost, 194,682 shares at September 30, 2020 and 194,682 shares at December 31, 2019	(5,693)	(5,693)
Total shareholders’ equity	638,369	543,658
Total liabilities and shareholders’ equity	$5,164,159	$3,941,863

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$40,999	$32,480	$117,597	$93,749
Interest and dividends on securities:
Taxable interest and dividends	3,436	3,924	10,894	11,758
Tax exempt interest	1,877	828	4,985	2,375
Interest on federal funds sold and interest bearing deposits in other banks	26	9	258	203
Total interest income	46,338	37,241	133,734	108,085

Interest expense:
Interest on deposits	4,912	5,061	15,544	14,747
Interest on borrowed funds	1,453	1,721	4,973	4,976
Total interest expense	6,365	6,782	20,517	19,723

Net interest income	39,973	30,459	113,217	88,362

Provision for loan losses	6,921	974	21,628	2,888

Net interest income after provision for loan losses	33,052	29,485	91,589	85,474

Non-interest income:
Service charges on deposit accounts	1,779	1,979	5,289	5,727
Gain on sale of securities	32	57	278	131
Gain on acquisition	—	—	7,023	—
Gain on sale of premises and equipment	—	19	461	11
Other service charges and fees	6,983	5,048	17,897	13,504
Total non-interest income	8,794	7,103	30,948	19,373

Non-interest expense:
Salaries and employee benefits	15,494	11,612	44,589	33,924
Occupancy and equipment	3,826	2,632	9,943	7,606
Acquisition and integration charges	238	705	3,273	3,975
Other	7,378	5,876	20,640	18,104
Total non-interest expense	26,936	20,825	78,445	63,609

Income before income taxes	14,910	15,763	44,092	41,238

Income tax expense	2,993	3,491	6,921	9,348

Net income	$11,917	$12,272	$37,171	$31,890

Basic earnings per share	$0.56	$0.72	$1.81	$1.91
Diluted earnings per share	0.55	0.71	1.80	1.90

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$11,917	$12,272	$37,171	$31,890

Other Comprehensive Income:

Unrealized holding gains arising during the period on available-for-sale securities	368	1,369	19,983	16,509
Reclassification adjustment for gains included in net income	32	57	278	131

Unrealized holding gains arising during period on available-for-sale securities	336	1,312	19,705	16,378

Income tax expense	(85)	(378)	(4,993)	(4,209)

Other comprehensive income	251	934	14,712	12,169

Comprehensive Income	$12,168	$13,206	$51,883	$44,059

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, June 30, 2019	17,299,975	$17,300	$355,217	$89,231	$9,439	(170,060)	$(4,906)	$466,281
Net income	—	—	—	12,272	—	—	—	12,272
Common stock repurchased	—	—	—	—	—	(13,873)	(435)	(435)
Other comprehensive income	—	—	—	—	934	—	—	934
Dividends on common stock, $0.08 per share	—	—	—	(1,396)	—	—	—	(1,396)
Issuance of restricted stock grants	8,333	9	(9)	—	—	—	—	—
Restricted stock grant forfeited	(750)	(1)	1	—	—	—	—	—
Compensation expense	—	—	432	—	—	—	—	432
Balance, September 30, 2019	17,307,558	$17,308	$355,641	$100,107	$10,373	(183,933)	$(5,341)	$478,088

Balance, June 30, 2020	21,589,940	$21,590	$455,650	$131,698	$24,550	(194,682)	$(5,693)	$627,795
Net income	—	—	—	11,917	—		—	11,917
Other comprehensive income	—	—	—	—	251	—	—	251
Dividends on common stock, $0.10 per share	—	—	—	(2,141)	—	—	—	(2,141)
Issuance of restricted stock grants	13,259	13	(13)	—	—	—	—	—
Restricted stock grant forfeited	(500)	—	—	—	—	—	—	—
Compensation expense	—	—	547	—	—	—	—	547
Balance, September 30, 2020	21,602,699	$21,603	$456,184	$141,474	$24,801	(194,682)	$(5,693)	$638,369

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2019	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254
Net income	—	—	—	31,890	—	—	—	31,890
Common stock repurchased	—	—	—	—	—	(157,439)	(4,877)	(4,877)
Other comprehensive income	—	—	—	—	12,169	—	—	12,169
Dividends on common stock, $0.23 per share	—	—	—	(3,781)	—	—	—	(3,781)
Issuance of common shares for FPB acquisition	2,377,501	2,378	75,842	—	—	—	—	78,220
Issuance restricted stock grants	75,215	75	(75)	—	—	—	—	—
Restricted stock grant forfeited	(2,250)	(2)	2	—	—	—	—	—
Compensation expense	—	—	1,213	—	—	—	—	1,213
Balance, September 30, 2019	17,307,558	$17,308	$355,641	$100,107	$10,373	(183,933)	$(5,341)	$478,088

Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	—	—	—	37,171	—	—	—	37,171
Other comprehensive income	—	—	—	—	14,712	—	—	14,712
Dividends on common stock, $0.30 per share	—	—	—	(6,157)	—	—	—	(6,157)
Issuance of common shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Issuance of restricted stock grant	77,689	78	(78)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(13,643)	(14)	(423)	—	—	—	—	(437)
Restricted stock grant forfeited	(5,262)	(5)	5	—	—	—	—	—
Compensation expense	—	—	1,564	—	—	—	—	1,564
Balance, September 30, 2020	21,602,699	$21,603	$456,184	$141,474	$24,801	(194,682)	$(5,693)	$638,369

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Nine months ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net income	$37,171	$31,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,393	2,333
Provision for loan losses	21,628	2,888
Loss on sale/writedown of ORE	1,150	332
Securities gain	(278)	(131)
Acquisition gain	(7,023)	—
Gain on sale/writedown of premises and equipment	(461)	(11)
Restricted stock expense	1,564	1,213
Increase in cash value of life insurance	(1,139)	(1,146)
Federal Home Loan Bank stock dividends	(118)	(130)
Residential loans originated and held for sale	(232,191)	(134,749)
Proceeds from sale of residential loans held for sale	220,665	128,558
Changes in:
Interest receivable	(8,663)	(278)
Interest payable	(188)	642
Other, net	(2,326)	(162)
Net cash from operating activities	36,184	31,249

Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	152,873	74,871
Proceeds from sales of securities available-for-sale	579	20,290
Purchases of available-for-sale securities	(241,057)	(107,557)
Redemptions (purchases) of other securities	351	(4,377)
Net increase in loans	(161,535)	(42,473)
Purchase of premises and equipment	(6,034)	(6,594)
Proceeds from sale of other real estate owned	3,024	2,694
Proceeds from the sale of land	1,416	—
Proceeds from the sale of premises and equipment	—	1,689
Proceeds from the sale of other assets	—	65
Net proceeds from (payments for) of bank-owned life insurance	(5,682)	—
Cash received in excess of cash paid for acquisitions	29,245	14,743
Net cash provided by (used) in investing activities	(226,820)	(46,649)

Cash flows from financing activities:
Increase/(decrease) in deposits	676,223	(8,628)
Net (decrease)/increase in borrowed funds	(107,992)	33,500
Principal payments on finance lease liabilities	(137)	—
Dividends paid on common stock	(6,063)	(3,712)
Cash paid to repurchase common stock	—	(4,877)
Issuance of subordinated debt, net	63,914	—
Repurchase of restricted stock for payment of taxes	(437)	—
Net cash provided by financing activities	625,508	16,283

Net change in cash and cash equivalents	434,872	883
Beginning cash and cash equivalents	168,864	159,107
Ending cash and cash equivalents	$603,736	$159,990

Supplemental disclosures:
Cash payments for interest	3,260	4,918
Loans transferred to other real estate	1,752	1,616
Issuance of restricted stock grants	78	75
Stock issued in connection with FPB acquisition	—	78,220
Stock issued in connection with SWG acquisition	47,858	—
Dividends on restricted stock grants	94	69
Lease liabilities arising from obtaining right-of-use assets	3,162	4,393

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2019.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At September 30, 2020, the Company had approximately $5.164 billion in assets, $3.144 billion in net loans, $4.229 billion in deposits, and $638.4 million in shareholders’ equity. For the nine months ended September 30, 2020, the Company reported net income of $37.2 million. After-tax merger-related costs of $2.5 million were expensed during the nine months ended September 30, 2020.

On August 24, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on August 10, 2020.

On May 26, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on Thursday, May 11, 2020.

On February 21, 2020, the Company paid a cash dividend in the amount of $0.10 per share to shareholders of record as of the close of business on Friday, February 7, 2020.

NOTE 3 – ACCOUNTING STANDARDS

During the nine months ended September 30, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.

New Accounting Standards That Have Not Yet Been Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments." This ASU makes narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (CECL) standard issued in 2016. ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

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

Expenses associated with the SWG acquisition were $201 thousand and $2.5 million for the three months and nine months period ended September 30, 2020, respectively.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$47,858
Total purchase price	47,858

Identifiable assets:
Cash and due from banks	$29,247
Investments	89,737
Loans	392,292
Core deposit intangible	4,556
Personal and real property	18,558
Bank owned life insurance	6,963
Other assets	2,588
Total assets	543,941

Liabilities and equity:
Deposits	476,099
Borrowed funds	9,500
Other liabilities	3,461
Total liabilities	489,060
Net assets acquired	54,881
Bargain purchase gain	$(7,023)

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2020, are as follows ($ in thousands):

	April 3, 2020	September 30, 2020
Outstanding principal balance	$394,621	$325,865
Carrying amount	392,292	323,918

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

Expenses associated with the FFB acquisition were $65 thousand and $643 thousand for the three months and nine months period ended September 30, 2020, respectively. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2020, are as follows ($ in thousands):

	November 1,2019	September 30,2020
Outstanding principal balance	$248,916	$186,939
Carrying amount	247,263	185,892

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

Expenses associated with the FPB acquisition were $0 and $63 thousands for the three months and nine months period ended September 30, 2020.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred. All purchase accounting adjustments related to the acquisition are final.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at September 30, 2020, are as follows ($ in thousands):

	March 2,2019	September 30, 2020
Outstanding principal balance	$247,774	$149,979
Carrying amount	244,665	148,438

PCI loans are discussed more fully in Note 10 – “Loans” of this report.

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the nine months ended September 30, 2020 and 2019 presents supplemental information as if the SWG, FPB and FFB acquisitions had occurred on January 1, 2019.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

	Pro-Forma	Pro-Forma
	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2019
($ in thousands)	(unaudited)	(unaudited)
Net interest income	$118,774	$117,595
Non-interest income	32,149	26,332
Total revenue	$150,923	$143,927
Income before income taxes	$47,265	$57,036

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

NOTE 5 – EARNINGS APPLICABLE TO COMMON SHAREHOLDERS

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended
	September 30, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$11,917	21,405,309	$0.56

Effect of dilutive shares:
Restricted stock grants		108,400

Diluted earnings per share	$11,917	21,513,709	$0.55

	For the Nine Months ended
	September 30, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$37,171	20,521,779	$1.81

Effect of dilutive shares:
Restricted stock grants		125,466

Diluted earnings per share	$37,171	20,647,245	$1.80

	For the Three Months Ended
	September 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$12,272	17,130,610	$0.72

Effect of dilutive shares:
Restricted stock grants		150,713

Diluted earnings per share	$12,272	17,281,323	$0.71

	For the Nine Months ended
	September 30, 2019
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$31,890	16,653,045	$1.91

Effect of dilutive shares:
Restricted stock grants		136,873

Diluted earnings per share	$31,890	16,789,918	$1.90

The Company granted 60,680 shares of restricted stock in the first quarter of 2020 and 66,132 shares of restricted stock in the first quarter of 2019. The Company granted 3,750 shares of restricted stock in the second quarter of 2020 and 750 shares of restricted stock during the second quarter of 2019. The Company granted 13,259 shares of restricted stock in the third quarter of 2020 and 8,333 shares of restricted stock during the third quarter of 2019.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2020, and December 31, 2019, these financial instruments consisted of the following:

	September 30,2020		December 31, 2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$77,607	$7,370	$42,774	$5,676
Unused lines of credit	167,239	193,171	137,966	208,728
Standby letters of credit	5,279	11,948	3,648	8,475

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18% and maturities ranging from approximately 1 year to 30 years.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2020 and December 31, 2019:

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

As of September 30, 2020

			Fair Value Measurements
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying	Estimated	Quoted Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$603,736	$603,736	$603,736	$—	$—
Securities available-for- sale:
U.S. Treasury	9,450	9,450	9,450	—	—
Obligations of U.S. government agencies and sponsored entities	100,603	100,603	—	100,603	—
Municipal securities	416,567	416,567	—	401,310	15,257
Mortgage- backed securities	402,458	402,458	—	402,458	—
Corporate obligations	28,380	28,380	—	28,139	241
Loans, net	3,144,158	3,115,390	—	—	3,115,390
Accrued interest receivable	25,822	25,822	—	5,291	20,531
Liabilities:
Noninterest-bearing deposits	$482,236	$482,236	$—	$482,236	$—
Interest-bearing deposits	3,746,978	3,757,864	—	3,757,864	—
Subordinated debentures	144,709	140,905	—	—	140,905
FHLB and other borrowings	115,827	115,827	—	115,827	—
Accrued interest payable	2,320	2,320	—	2,320	—

As of December 31, 2019

		Fair Value Measurements
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$168,864	$168,864	$168,864	$—	$—
Securities available-for-sale:
U.S. Treasury	4,894	4,894	4,894	—	—
Obligations of U.S. government agencies and sponsored entities	77,950	77,950	—	77,950	—
Municipal securities	258,982	258,982	—	248,637	10,345
Mortgage-backed securities	395,315	395,315	—	395,315	—
Corporate obligations	27,946	27,946	—	27,538	408
Loans, net	2,597,260	2,560,668	—	—	2,560,668
Accrued interest receivable	14,802	14,802	—	4,246	10,556
Liabilities:
Non-interest-bearing deposits	$723,208	$723,208	$—	$723,208	$—
Interest-bearing deposits	2,353,325	2,339,537	—	2,339,537	—
Subordinated debentures	80,678	80,330	—	—	80,330
FHLB and other borrowings	214,319	214,319	—	214,319	—
Accrued interest payable	2,508	2,508	—	2,508	—

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2020

		Fair Value Measurements Using
		Quoted Prices
		in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,450	$9,450	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,603	—	100,603	—
Municipal securities	416,567	—	401,310	15,257
Mortgage-backed securities	402,458	—	402,458	—
Corporate obligations	28,380	—	28,139	241
Total available-for-sale	$957,458	$9,450	$932,510	$15,498

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

	Bank-Issued
	Trust
	Preferred
	Securities
($ in thousands)	2020	2019
Balance, January 1	$408	$874
Paydowns	(273)	—
Unrealized gain/(loss) included in comprehensive income	106	(466)
Balance at September 30,2020 and December 31,2019	$241	$408

	Municipal Securities
($ in thousands)	2020	2019
Balance, January 1	$10,345	$7,574
Unrealized gain included in comprehensive income	4,912	2,771
Balance at September 30,2020 and December 31,2019	$15,257	$10,345

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant
	Fair	Valuation	Unobservable	Range of
Trust Preferred Securities	Value	Technique	Inputs	Inputs
September 30,2020	$241	Discounted cash flow	Probability of default	1.11% - 2.50%
December 31, 2019	$408	Discounted cash flow	Probability of default	2.73% - 4.15%

			Significant
	Fair	Valuation	Unobservable	Range of
Municipal Securities	Value	Technique	Inputs	Inputs
September 30,2020	$15,257	Discounted cash flow	Discount Rate	0.60% - 2.50%
December 31, 2019	$10,345	Discounted cash flow	Discount Rate	1.50% - 4.40%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2020 and December 31, 2019.

September 30, 2020

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,720	$—	$—	$9,720
Other real estate owned	5,202	—	—	5,202

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

A summary of the amortized cost, fair value of available-for-sale securities at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$9,080	$370	$—	$9,450
Obligations of U.S. government agencies and sponsored entities	97,463	3,168	28	100,603
Tax-exempt and taxable obligations of states and municipal subdivisions	403,518	13,642	593	416,567
Mortgage-backed securities - residential	238,920	9,263	16	248,167
Mortgage-backed securities - commercial	147,766	6,563	38	154,291
Corporate obligations	27,510	912	42	28,380
Total	$924,257	$33,918	$717	$957,458

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$4,967	$—	$73	$4,894
Obligations of U.S. government agencies sponsored entities	76,699	1,475	224	77,950
Tax-exempt and taxable obligations of states and municipal subdivisions	253,527	5,602	147	258,982
Mortgage-backed securities - residential	263,229	4,726	107	267,848
Mortgage-backed securities - commercial	125,292	2,398	223	127,467
Corporate obligations	27,877	218	149	27,946
Total	$751,591	$14,419	$923	$765,087

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30,2020		December 31, 2019
	Available-for-Sale		Available-for-Sale
	Amortized	Fair	Amortized	Fair
($ in thousands)	Cost	Value	Cost	Value

Due less than one year	$30,084	$30,284	$30,141	$30,303
Due after one year through five years	123,842	127,542	80,119	81,372
Due after five years through ten years	185,005	192,052	143,811	148,085
Due greater than ten years	198,640	205,122	108,999	110,012
Mortgage-backed securities - residential	238,920	248,167	263,229	267,848
Mortgage-backed securities - commercial	147,766	154,291	125,292	127,467
Total	$924,257	$957,458	$751,591	$765,087

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $586.3 million and $436.0 million at September 30, 2020 and December 31, 2019, respectively.

The following table summarizes available-for-sale securities with unrealized and unrecognized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	September 30,2020
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S government agencies and sponsored entities	7,695	26	366	2	8,061	28
Tax-exempt and taxable obligations of state and municipal subdivisions	35,175	593	—	—	35,175	593
Mortgage-backed securities - residential	3,345	16	11	—	3,356	16
Mortgage-backed securities - commercial	28,549	5	5,690	33	34,239	38
Corporate obligations	4,606	33	39	9	4,645	42
Total	$79,370	$673	$6,106	$44	$85,476	$717

	December 31, 2019
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$4,894	$73	$—	$—	$4,894	$73
Obligations of U.S government agencies and sponsored entities	22,987	224	—	—	22,987	224
Tax-exempt and taxable obligations of state and municipal subdivisions	27,913	146	322	1	28,235	147
Mortgage-backed securities - residential	22,328	55	7,602	52	29,930	107
Mortgage-backed securities - commercial	10,787	166	17,649	57	28,436	223
Corporate obligations	10,636	49	436	100	11,072	149
Total	$99,545	$713	$26,009	$210	$125,554	$923

At September 30, 2020 and December 31, 2019, the Company’s securities portfolio consisted of 97 and 156 securities, respectively, which were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”), with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitutes an OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized during the nine months ended September 30, 2020 or the year ended December 31, 2019.

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

	September 30, 2020
	Past Due	Past Due 90			Total
	30 to 89	Days or More			Past Due,
	Days and	and			Non accrual	Total
($ in thousands)	Accruing	Still Accruing	Non accrual	PCI	and PCI	Loans
Commercial, financial and agriculture(1)	$815	$—	$2,737	$235	$3,787	$576,812
Commercial real estate	11,123	1,081	21,445	3,486	37,135	1,646,325
Consumer real estate	2,848	1,306	2,660	6,697	13,511	874,640
Consumer installment	229	9	36	4	278	42,332
Lease financing receivable	—	—	—	—	—	2,478
Obligations of states and subdivisions	—	—	—	—	—	13,345
Total	$15,015	$2,396	$26,878	$10,422	$54,711	$3,155,932
(1)	Total loan balance as of September 30, 2020 includes $260.2 million in PPP loans.

	December 31,2019
		Past Due 90			Total
	Past Due	Days or			Past Due,
	30 to 89	More and Still			Non accrual	Total
($ in thousands)	Days	Accruing	Non accrual	PCI	and PCI	Loans
Commercial, financial and agriculture	$515	$61	$2,137	$97	$2,810	$332,600
Commercial real estate	2,447	1,046	22,441	3,844	29,778	1,387,207
Consumer real estate	4,569	1,608	1,902	8,148	16,227	814,282
Consumer installment	226	—	260	6	492	42,458
Lease financing receivable	—	—	—	—	—	3,095
Obligations of states and subdivisions	—	—	—	—	—	20,716
Total	$7,757	$2,715	$26,740	$12,095	$49,307	$2,600,358

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

Total outstanding PCI loans were $11.9 million and the related purchase accounting discount was $3.5 million as of September 30, 2020, and $14.6 million and $3.3 million as of December 31, 2019, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows at September 30, 2020 and 2019 ($ in thousands):

	September 30, 2020	September 30, 2019
	Accretable	Accretable
	Yield	Yield
Balance at beginning of period, January 1	$3,714	$3,835
Additions, including transfers from non-accretable	569	452
Accretion	(738)	(845)
Balance at end of period, September 30	$3,545	$3,442

The following tables provide detail of impaired loans broken out according to class as of September 30, 2020 and December 31, 2019. The following tables do not include PCI loans.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2020

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$259	$261	$—	$264	$2
Commercial real estate	12,634	12,830	—	13,283	10
Consumer real estate	830	875	—	816	5
Consumer installment	25	26	—	15	1
Total	$13,748	$13,992	$—	$14,378	$18

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,528	$2,539	$1,285	$2,168	$44
Commercial real estate	12,514	12,896	4,804	12,258	99
Consumer real estate	944	1,000	189	801	19
Consumer installment	28	29	16	106	—
Total	$16,014	$16,464	$6,294	$15,333	$162

Total impaired loans:
Commercial, financial and agriculture	$2,787	$2,800	$1,285	$2,432	$46
Commercial real estate	25,148	25,726	4,804	25,541	109
Consumer real estate	1,774	1,875	189	1,617	24
Consumer installment	53	55	16	121	1
Total Impaired Loans	$29,762	$30,456	$6,294	$29,711	$180

As of September 30, 2020, the Company had $1.1 million of foreclosed residential real estate property obtained by physical possession and $1.2 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

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

The cash basis interest earned in the charts above is materially the same as the interest recognized during impairment for period ended September 30, 2020 and December 31, 2019.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months and nine months ended September 30, 2020, was $391 thousand and $1.1 million, respectively. The Company had no loan commitments to borrowers in nonaccrual status at September 30, 2020 and December 31, 2019.

Troubled Debt Restructuring

If the Company grants a concession to a borrower in financial difficulty, the loan is classified as a troubled debt restructuring (“TDR”).

The following table presents loans by class modified as troubled debt restructurings (TDRs) that occurred during the three months and nine months ended September 30, 2020 and 2019 ($ in thousands, except for number of loans).

	Three Months Ended September 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2020	Loans	Pre-Modification	Post-Modification
Commercial real estate	2	$573	$602
Total	2	$573	$602

2019
Commercial, financial and agriculture	3	$315	$313
Commercial real estate	5	14,154	14,154
Consumer real estate	1	46	41
Consumer installment	1	6	6
Total	10	$14,521	$14,514

The TDRs presented above increased the allowance for loan losses $29 thousand and $2.3 million and resulted in no charge-offs for the three months period ended September 30, 2020 and 2019, respectively.

($ in thousands, except for number of loans)	Nine Months Ended September 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2020	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	2	$47	$46
Commercial real estate	5	1,506	1,530
Total	7	$1,553	$1,576

2019
Commercial, financial and agriculture	5	$970	$958
Commercial real estate	7	14,244	14,240
Consumer real estate	1	46	41
Consumer installment	1	6	6
Total	14	$15,266	$15,245

The TDRs presented above increased the allowance for loan losses $76 thousand and $2.6 million and resulted in no charge-offs for the nine months period ended September 30, 2020 and 2019, respectively.

The balance of TDRs decreased $1.8 million to $30.2 million at September 30, 2020 compared to $32.0 million at December 31, 2019. As of September 30, 2020, the Company had no additional amount committed on any loan classified as TDR.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment
Commercial, financial and agriculture	—	$—	3	$427
Commercial real estate	4	2,291	11	17,267
Consumer real estate	—	—	2	158
Consumer installment	1	3	—	—
Total	5	$2,294	16	$17,852

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver.  No interest rate concessions were given on these loans nor were any of these loans written down.  The TDRs presented above increased the allowance for loan losses $54 thousand and $2.0 million and resulted in no charge-offs for the nine months period ended September 30, 2020 and 2019, respectively.

The following tables represents the Company’s TDRs at September 30, 2020 and December 31, 2019:

			Past Due 90
September 30, 2020	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$30	$37	$—	$1,495	$1,562
Commercial real estate	4,641	29	—	19,439	24,109
Consumer real estate	1,849	—	—	2,695	4,544
Consumer installment	24	3	—	—	27
Total	$6,544	$69	$—	$23,629	$30,242
Allowance for loan losses	$137	$29	$—	$3,780	$3,946

			Past Due 90
December 31, 2019	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$583	$64	$—	$1,062	$1,709
Commercial real estate	4,299	809	109	19,991	25,208
Consumer real estate	1,905	112	58	2,940	5,015
Consumer installment	37	—	—	—	37
Total	$6,824	$985	$167	$23,993	$31,969
Allowance for loan losses	$128	$—	$—	$1,997	$2,125

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

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	Commercial,
September 30, 2020	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$575,621	$1,872,964	$541,829	$46,214	$3,036,628
Special Mention	1,819	37,284	1,573	24	40,700
Substandard	10,585	61,441	14,105	161	86,292
Doubtful	1,963	23	—	—	1,986
Subtotal	$589,988	$1,971,712	$557,507	$46,399	$3,165,606
Less:
Unearned Discount	—	9,674	—	—	9,674

Loans, net of unearned discount	$589,988	$1,962,038	$557,507	$46,399	$3,155,932

	Commercial,
December 31, 2019	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$327,205	$1,645,496	$499,426	$41,008	$2,513,135
Special Mention	3,493	8,876	1,194	21	13,584
Substandard	10,972	50,554	13,244	397	75,167
Doubtful	16	77	—	—	93
Subtotal	$341,686	$1,705,003	$513,864	$41,426	$2,601,979
Less:
Unearned Discount	—	1,621	—	—	1,621

Loans, net of unearned discount	$341,686	$1,703,382	$513,864	$41,426	$2,600,358

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months period ended September 30, 2020 and 2019:

	Three months ended September 30,2020
	Commercial,				Paycheck
	Financial and	Commercial	Consumer	Installment	Protection
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064
Provision for loan losses	607	5,371	1,077	(4)	(130)	—	6,921
Loans charged-off	(78)	(769)	(55)	(32)	—	—	(934)
Recoveries	37	18	17	133	—	—	205
Total ending allowance balance	$5,774	$23,146	$4,780	$556	$—	$—	$34,256

	Nine months ended September 30,2020
	Commercial,	Commercial	Consumer	Installment	Paycheck
	Financial and	Real	Real	and	Protection
($ in thousands)	Agriculture	Estate	Estate	Other	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$—	$39	$13,908
Provision for loan losses	2,936	15,096	3,057	578	—	(39)	21,628
Loans charged-off	(342)	(1,165)	(151)	(645)	—	—	(2,303)
Recoveries	137	379	180	327	—	—	1,023
Total ending allowance balance	$5,774	$23,146	$4,780	$556	$—	$—	$34,256

	Three months ended September 30,2019
	Commercial,
	Financial and	Commercial	Consumer	Installment
($ in thousands)	Agriculture	Real Estate	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,432	$7,872	$1,489	$250	$48	$12,091
Provision for loan losses	(82)	787	294	18	(43)	974
Loans charged-off	(17)	66	(174)	(76)	—	(201)
Recoveries	24	9	64	82	—	179
Total ending allowance balance	$2,357	$8,734	$1,673	$274	$5	$13,043

	Nine months ended September 30,2019
	Commercial,	Commercial	Consumer	Installment
	Financial and	Real	Real	and
($ in thousands)	Agriculture	Estate	Estate	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,060	$6,258	$1,743	$201	$(197)	$10,065
Provision for loan losses	269	2,454	(19)	(18)	202	2,888
Loans charged-off	(23)	—	(216)	(143)	—	(382)
Recoveries	51	22	165	234	—	472
Total ending allowance balance	$2,357	$8,734	$1,673	$274	$5	$13,043

The following tables provide the ending balances in the Company’s loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of September 30, 2020 and December 31, 2019. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

	Commercial,			Installment
September 30, 2020	Financial and	Commercial	Consumer	and
($ in thousands)	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,787	$25,148	$1,774	$53	$—	$29,762
Collectively evaluated	586,939	1,977,139	500,317	46,322	—	3,110,717
PCI Loans	262	9,390	5,777	24	—	15,453
Total	$589,988	$2,011,677	$507,868	$46,399	$—	$3,155,932

Allowance for Loan Losses
Individually evaluated	$1,285	$4,804	$189	$16	$—	$6,294
Collectively evaluated	4,489	18,342	4,591	540	—	27,962
Total	$5,774	$23,146	$4,780	$556	$—	$34,256

	Commercial,			Installment
December 31, 2019	Financial and	Commercial	Consumer	and
($ in thousands)	Agriculture	Real Estate	Real Estate	Other	Unallocated	Total
Loans
Individually evaluated	$2,493	$25,984	$1,181	$281	$—	$29,939
Collectively evaluated	339,003	1,773,934	398,471	41,112	—	2,552,520
PCI Loans	191	10,471	7,204	33	—	17,899
Total	$341,687	$1,810,389	$406,856	$41,426	$—	$2,600,358

Allowance for Loan Losses
Individually evaluated	$1,182	$3,021	$141	$80	$—	$4,424
Collectively evaluated	1,861	5,815	1,553	216	39	9,484
Total	$3,043	$8,836	$1,694	$296	$39	$13,908

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income revenue, by operating segments, for the three months and nine months period ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,2020				Nine Months Ended September 30,2020
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$750	$—	$—	$750	$2,330	$—	$—	$2,330
Other	1,029	—	—	1,029	2,958	1	—	2,959
Interchange income	2,491	—	—	2,491	6,871	—	—	6,871
Investment brokerage fees	277	—	—	277	659	—	—	659
Net gains (losses) on OREO	(55)	—	—	(55)	(396)	—	—	(396)
Net gains (losses) on sales of securities (a)	32	—	—	32	278	—	—	278
Gain on acquisition	—	—	—	—	7,023	—	—	7,023
Gain on premises and equipment	—	—	—	—	461	—	—	461
Other	1,313	2,961	(4)	4,270	3,581	7,173	9	10,763
Total non-interest income	$5,837	$2,961	$(4)	$8,794	$23,765	$7,174	$9	$30,948

	Three Months Ended September 30,2019				Nine Months Ended September 30,2019
	Commercial/	Mortgage			Commercial/	Mortgage
	Retail	Banking	Holding		Retail	Banking	Holding
($in thousands)	Bank	Division	Company	Total	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$1,117	$—	$—	$1,117	$3,129	$1	$—	$3,130
Other	861	1	—	862	2,596	2	—	2,598
Interchange income	2,252	—	—	2,252	5,949	—	—	5,949
Investment brokerage fees	24	—	—	24	58	—	—	58
Net gains (losses) on OREO	51	—	—	51	23	—	—	23
Net gains (losses) on sales of securities (a)	57	—	—	57	131	—	—	131
Gain on premises and equipment	19	—	—	19	11	—	—	11
Other	913	1,799	9	2,721	2,860	4,265	348	7,473
Total non-interest income	$5,294	$1,800	$9	$7,103	$14,757	$4,268	$348	$19,373
(a)	Not within scope of ASC 606

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

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2020 and December 31, 2019 ($ in thousands).

	September 30, 2020		December 31, 2019
Right-of-use assets:
Operating leases	$6,427		$6,518
Finance leases, net of accumulated depreciation	2,719		—
Total right-of-use assets	$9,146		$6,518
Lease liabilities:
Operating lease	$6,427		$6,518
Finance lease	2,327		—
Total lease liabilities	$8,754		$6,518
Weighted average remaining lease term
Operating leases	4.6	years	6.2	years
Finance leases	11.2	years	—
Weighted average discount rate
Operating leases	2.3%		3.1%
Finance leases	2.3%		—

The table below summarizes our net lease costs ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$431	$231	$1,252	$581
Finance lease cost:
Interest on lease liabilities	2	—	6	—
Amortization of right-of-use	61	—	122	—
Net lease cost	$494	$231	$1,380	$581

The table below summarizes the maturity of remaining lease liabilities at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020
	Operating Leases	Finance Leases
Remaining 2020	$434	$48
2021	1,741	193
2022	1,574	220
2023	1,058	220
2024	846	220
Thereafter	1,143	1,680
Total lease payments	$6,796	$2,581
Less: Interest	(369)	(254)
Present value of lease liabilities	$6,427	$2,327

	December 31, 2019
	Operating Leases	Finance Leases
2020	$1,643	—
2021	1,527	—
2022	1,359	—
2023	844	—
2024	631	—
Thereafter	981	—
Total lease payments	$6,985	—
Less: Interest	(467)	—
Present value of lease liabilities	$6,518	—

NOTE 13 – COVID-19 UPDATE

The COVID-19 pandemic continues to have significant effects on global markets, supply chains, businesses and communities.  COVID-19 could potentially impact the Company’s future financial condition and results of operations including but not limited to additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel. Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary.

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.  As of September 30, 2020, the Company’s aggregate outstanding exposure in these segments was $452.5 million, and total loan modifications resulting from COVID-19 were approximately $709.6 million.  While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing of an effective and widely available coronavirus vaccine, the timing and scope of additional government stimulus packages, and the economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for loan losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

NOTE 14 – RECLASSIFICATION

Certain amounts in the 2019 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond the Company’s control and which may cause the Company’s actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.  As of September 30, 2020, the Company’s aggregate outstanding exposure in these segments was $452.5 million, or 14.3% of total loans.  While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher than normal provision expense to provide the required allowance reserve for this situation.  Based on management’s current assessment of the increased inherent risk in the loan portfolio, the provision for loan and leases losses as of September 30, 2020 totaled $21.6 million of which $18.0 million was related to the anticipated economic effects of COVID-19. If economic conditions continue to worsen, further funding to the allowance may be required in future periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law.  The  CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S businesses and consumers struggling as a result of the pandemic.  A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities.  The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program.  The PPP was amended in April to include an additional $320 billion in funding.  On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPPFA”) that amends the CARES Act.  The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19.   The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%.  In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender.  For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19.  To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019.  All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S.  Loans that were current as of December 31, 2019 are not TDRs.  In addition, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.”  These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  We began receiving requests from our borrowers for loan and lease deferrals in March.  Payment modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days.  Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  As of September 30, 2020, we have modified approximately 1,610 loans for $709.6 million, of which 1,386 loans for $564.0 million were modified to defer monthly principal and interest payments and 224 loans for $145.6 were modified from monthly principal and interest payments to interest only.   As of September 30, 2020 we have approximately 3,230 loans approved through the SBA for $260.2 million.

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

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2020 compared to third quarter 2019

The Company reported net income available to common shareholders of $11.9 million for the three months ended September 30, 2020, compared with net income available to common shareholders of $12.3 million for the same period last year, a decrease of $355 thousand or 2.9%.  In comparing the quarters, an increased provision for loan losses in the amount of $5.9 million was expensed during the third quarter of 2020 as compared to the third quarter 2019.  For the third quarter of 2020, fully diluted earnings per share were $0.55, compared to $0.71 for the third quarter of 2019.  The additional provision for loan losses expense of $5.9 million, which is primarily attributable to the COVID-19 pandemic, accounted for a decrease of $0.21 in fully diluted earnings per share.

Operating net earnings, a non-GAAP financial measure, for the third quarter of 2020 totaled $12.1 million compared to $12.8 million for the third quarter of 2019, a decrease of $731 thousand or 5.69%.  Operating net earnings for the third quarter of 2020 excludes merger-related costs of $177 thousand, net of tax.  Operating net earnings for the third quarter of 2019 excludes merger-related costs of $553 thousand, net of tax.  Operating earnings per share were $0.56 on a fully diluted basis for the third quarter 2020, compared to $0.74 for the same period in 2019, excluding the merger-related costs and income described above.  See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $40.0 million, or 31.2%, for the three months ended September 30, 2020, compared to $30.5 million for the same period in 2019.  The increase was due to interest income earned on a higher volume of loans.  Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $40.6 million and $30.7 million for the third quarter of 2020 and 2019, respectively.  FTE net interest income increased $9.9 million in the prior year quarterly comparison due to increased loan volume.  Purchase accounting adjustments accounted for $557 thousand of the difference in net interest income for the third quarter comparisons.  Third quarter 2020 FTE net interest margin, which is a non-GAPP measure, of 3.58% included 17 basis points related to purchase accounting adjustments compared to 4.05% for the same quarter in 2019, which included 19 basis points related to purchase accounting adjustments.  Excluding the purchase accounting adjustments, the net interest margin decreased 45 basis points in prior year quarterly comparison.

Non-interest income for the three months ended September 30, 2020, was $8.8 million compared to $7.1 million for the same period in 2019, reflecting an increase of $1.7 million or 23.8%.  Mortgage income increased $1.2 million in prior year quarterly comparison primarily due to an increase in mortgage loan volume.

Pre-tax, pre-provision operating earnings, a non-GAAP measure, excludes acquisition charges, increased 26.5% to $22.1 million for the quarter-ended September 30, 2020 as compared to $17.4 million for the third quarter of 2019.  See reconciliation of non-GAAP financial measures provided below.

Provision for loan losses totaled $6.9 million for the quarter ended September 30, 2020, an increase of $5.9 million, or 610.6% as compared to $974 thousand for the third quarter of 2019.  $5.8 million of the $6.9 million provision for loan loss expense for the quarter ended September 30, 2020 was related to the economic effects of COVID-19.  The allowance for loan losses of $34.3 million at September 30, 2020 or 1.09% of total loans is based on our methodology and is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $26.9 million for the three months ended September 30, 2020, an increase of $6.1 million or 29.3%, when compared with the same period in 2019.  Excluding the net decrease in acquisition charges of $467 thousand for the quarterly comparison, non-interest expense increased $6.6 million in the third quarter of 2020, of which $4.1 million was attributable to the operations of FFB and SWG, as compared to second quarter of 2019.

Investment securities totaled $984.9 million, or 19.1% of total assets at September 30, 2020, versus $640.8 million, or 18.4% of total assets at September 30, 2019.  The average balance of investment securities increased $335.8 million in prior year quarterly comparison, mostly as a result of the acquisitions of FFB and SWG.  The average tax equivalent yield on investment securities decreased 76 basis points to 2.48% from 3.24% in prior year quarterly comparison.  The investment portfolio had a net unrealized gain of $33.2 million at September 30, 2020 as compared to a net unrealized gain of $13.9 million at September 30, 2019.

The FTE average yield on all earning assets, a non-GAAP measure, decreased 80 basis points in prior year quarterly comparison, from 4.94% for the third quarter of 2019 to 4.14% for the third quarter of 2020.  Average interest expense decreased 56 basis points from 1.17% for the third quarter of 2019 to 0.61% for the third quarter of 2020.  Cost of all deposits averaged 47 basis points for the third quarter of 2020 compared to 76 basis points for the third quarter of 2019.  See reconciliation of non-GAAP financial measures provided below.

First nine months 2020 compared to first nine months 2019

The Company reported net income available to common shareholders of $37.2 million for the nine months ended September 30, 2020, compared to $31.9 million for the same period last year.  Operating net earnings decreased $2.6 million, or 7.4%, from $34.8 million at September 30, 2019 to $32.2 million at September 30, 2020. Provision for loan losses increased $18.7 million for the year-over-year comparison.  Operating net earnings excludes merger-related costs of $2.5 million, net of tax, $7.0 million bargain purchase gain and a gain on the sale of land of $463 thousand, net of tax, for the year-to-date period ending September 30, 2020, and merger-related costs of $3.1 million, net of tax, and income of $174 thousand, net of tax, related to the Financial Assistance Award from the U.S. Department of the Treasury, for the year-to-date period ending September 30, 2019.  Operating earnings per share were $1.56 on a fully diluted basis for nine-month period ending September 30, 2020, compared to $2.07 for the same period in 2019, excluding the merger-related costs and income described above.  See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $113.2 million, or 28.1%, for the nine months ended September 30, 2020, compared to $88.4 million for the same period in 2019.  This increase was primarily due to interest earned on a high volume of loans and securities. Average earning assets at September 30, 2020, increased $1.086 billion, or 35.5%, and average interest-bearing liabilities increased $1.446 billion, or 61.7%, when compared to December 31, 2019.

Non-interest income for the nine months ended September 30, 2020, was $30.9 million compared to $19.4 million for the same period in 2019, reflecting an increase of $11.6 million or 59.7%. Excluding the awards and gains mentioned above, non-interest income increased $4.2 million in year-over-year comparison.  Mortgage income increased $2.9 million and interchange fee income increased $923 thousand in the year-over-year comparison.

The provision for loan losses was $21.6 million for the nine months ended September 30, 2020, compared with $2.9 million for the same period in 2019.  The allowance for loan losses of $34.3 million at September 30, 2020 (approximately 1.09% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  Total valuation accounting adjustments totaled $8.8 million on acquired loans.  See “Allowance for Loan and Lease Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $78.4 million for the nine months ended September 30, 2020, an increase of $14.8 million or 23.3%, when compared with the same period in 2019.  $11.7 million of the increase is related to the operations of FFB and SWG.

FINANCIAL CONDITION

The First represents the primary asset of the Company.  The First reported total assets of $5.155 billion at September 30, 2020 compared to $3.935 billion at December 31, 2019, an increase of $1.220 billion.  Loans increased $546.9 million to $3.144 billion, or 21.1%, during the first nine months of 2020.  Deposits at September 30, 2020 totaled $4.306 billion compared to $3.082 billion at December 31, 2019.

For the nine months period ended September 30, 2020, The First reported net income of $43.0 million compared to $37.3 million for the nine months ended September 30, 2019.  Merger charges, net of tax, equaled $2.1 million for the first nine months of 2020 as compared to $3.1 million for the first nine months of 2019.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $9.5 million, or 31.2%, for the third quarter of 2020 relative to the third quarter of 2019. The increase was due to interest income earned on a higher volume of loans.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$616,168	$3,432	2.23%	$494,184	$3,926	3.18%
Tax exempt securities	341,550	2,513	2.94%	127,750	1,108	3.47%
Total investment securities	957,718	5,945	2.48%	621,934	5,034	3.24%
Interest bearing deposits in other banks	413,786	29	0.03%	71,165	9	0.05%
Loans	3,165,653	40,999	5.18%	2,343,392	32,480	5.54%
Total earning assets	4,537,157	46,973	4.14%	3,036,491	37,521	4.94%
Other assets	548,183			402,711
Total assets	$5,085,340			$3,439,202

Interest-bearing liabilities:
Deposits	$3,960,054	$4,912	0.50%	$2,140,419	$5,061	0.95%
Borrowed funds	115,935	265	0.91%	95,241	451	1.89%
Subordinated debentures	81,470	1,188	5.83%	80,619	1,270	6.30%
Total interest-bearing liabilities	4,157,459	6,365	0.61%	2,316,279	6,782	1.17%
Other liabilities	295,354			652,899
Shareholders’ equity	632,527			470,024
Total liabilities and shareholders’ equity	$5,085,340			$3,439,202

Net interest income		$39,973			$30,459
Net interest margin			3.52%			4.01%
Net interest income (FTE)*		$40,608	3.53%		$30,739	3.77%
Net interest margin (FTE)*			3.58%			4.05%

*  See reconciliation of Non-GAAP financial measures.

($in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$594,216	$10,815	2.43%	$475,967	$11,734	3.29%
Tax exempt securities	289,087	6,674	3.08%	123,353	3,181	3.44%
Total investment securities	883,303	17,489	2.64%	599,320	14,915	3.32%
Interest bearing deposits in other banks	288,898	337	0.16%	85,370	227	0.34%
Loans	2,975,535	117,597	5.27%	2,283,468	93,748	5.47%
Total earning assets	4,147,736	135,423	4.35%	2,968,158	108,890	4.89%
Other assets	516,956			392,135
Total assets	$4,664,692			$3,360,293

Interest-bearing liabilities:
Deposits	$3,584,416	$15,544	0.58%	$2,128,661	$14,747	0.92%
Borrowed funds	125,608	1,406	1.49%	73,024	1,285	2.35%
Subordinated debentures	80,969	3,567	5.87%	80,579	3,691	6.11%
Total interest-bearing liabilities	3,790,993	20,517	0.72%	2,282,264	19,723	1.15%
Other liabilities	277,911			639,335
Shareholders’ equity	595,788			438,694
Total liabilities and shareholders’ equity	$4,664,692			$3,360,293

Net interest income		$113,217			$88,362
Net interest margin			3.64%			3.97%
Net interest income (FTE)*		$114,906	3.63%		$89,167	3.74%
Net interest margin (FTE)*			3.69%			4.01%

*	See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended				Nine Months Ended
EARNINGS STATEMENT	9/30/20	% of Total	9/30/19	% of Total	9/30/20	% of Total	9/30/19	% of Total
Non-interest income:
Service charges on deposit accounts	1,779	20.2%	$1,979	27.9%	5,289	17.1%	$5,728	29.6%
Mortgage fee income	2,961	33.7%	1,800	25.3%	7,174	23.2%	4,268	22.0%
Interchange fee income	2,491	28.3%	2,252	31.7%	6,871	22.2%	5,949	30.7%
Gain (loss) on securities , net	32	0.4%	57	0.8%	278	0.9%	131	0.7%
Financial assistance award	—	—%	—	—%	—	—%	233	1.2%
Gain on acquisition	—	—%	—	—%	7,023	22.7%	—	—%
Gain on sale of premises and equipment	—	—%	—	—%	461	2.0%	—	—%
Other charges and fees	1,531	17.4%	1,015	14.3%	3,852	11.9%	3,064	15.8%
Total non-interest income	$8,794	100%	$7,103	100%	$30,948	100%	$19,373	100%

Non-interest expense:
Salaries and employee benefits	15,494	57.5%	11,612	55.8%	44,589	56.8%	33,924	53.3%
Occupancy expense	3,826	14.2%	2,632	12.6%	9,943	12.7%	7,606	12.0%
FDIC premiums	447	1.7%	111	0.5%	831	1.1%	485	0.8%
Marketing	24	0.1%	62	0.3%	262	0.3%	397	0.6%
Amortization of core deposit intangibles	1,052	3.9%	796	3.8%	3,041	3.9%	2,308	3.6%
Other professional services	990	3.7%	1,140	5.5%	2,848	3.6%	3,040	4.8%
Other non-interest expense	4,865	18.0%	3,767	18.1%	13,658	17.4%	11,874	18.7%
Acquisition and integration charges	238	0.9%	705	3.4%	3,273	4.2%	3,975	6.2%
Total non-interest expense	$26,936	100%	$20,825	100%	$78,445	100%	$63,609	100%

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

The Company’s provision for income taxes was $3.0 million or 20.1% of earnings before income taxes for the third quarter 2020, compared to $3.5 million or 22.1% of earnings before income taxes for the same period in 2019.  The provision for the nine months ended September 30, 2020 was $6.9 million or 15.7% of earnings before income taxes compared to $9.3 million or 22.7% of earnings before income taxes for the same period in 2019. The decrease in the effective tax rate for 2020 is attributed to the $7.0 million, non-taxable, bargain purchase gain related to the SWG acquisition and the CARES Act that was signed into law on March 27, 2020.   The Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $957.5 million, or 18.5% of total assets at September 30, 2020 compared to $765.1 million, or 19.4% of total assets at December 31, 2019.

There were no federal funds sold at September 30, 2020 and December 31, 2019; and interest-bearing balances at other banks increased to $471.8 million at September 30, 2020 from $79.0 million at December 31, 2019. The Company’s investment portfolio increased $193.1 million, or 24.4%, to a total fair market value of $984.9 million at September 30, 2020 compared to December 31, 2019, $89.7 million of which was due to the acquisition of SWG during April 2020, as well as an increase in the fair market value of $19.7 million.  The Company’s investments are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN AND LEASE PORTFOLIO

The Company’s gross loans and leases, excluding the associated allowance for loan losses and including loans held for sale, totaled $3.178 billion at September 30, 2020, an increase of $567.2 million, or 21.7%, from December 31, 2019. The acquisition of SWG accounted for approximately $392.3 million, net of fair value marks, of the increase.  The Company also saw an increase in the commercial, financial, and agriculture loan portfolio of $260.2 million related to PPP loans.

As of September 30, 2020, we have modified approximately 1,610 loans for $709.6 million, of which 1,386 loans for $564.0 million were modified to defer monthly principal and interest payments and 224 loans for $145.6 were modified from monthly principal and interest payments to interest only.  As of September 30, 2020 we have approximately 3,230 loans approved through the SBA for $260.2 million.

The following table shows the composition of the loan portfolio by category ($ in thousands):

	Composition of Loan Portfolio
	September 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
Loans held for sale	$22,482	0.8%	$10,810	0.4%
Commercial, financial and agricultural	576,812	18.1%	332,600	12.7%
Real estate - commercial	1,191,513	37.5%	1,028,012	39.4%
Real estate - residential	999,381	31.4%	814,282	31.2%
Real estate -construction	330,070	10.4%	359,195	13.8%
Lease financing receivable	2,478	0.1%	3,095	0.1%
Obligations of states and subdivisions	13,345	0.4%	20,716	0.8%
Consumer and other	42,333	1.3%	42,458	1.6%
Total loans	3,178,414	100%	2,611,168	100%
Allowance for loan losses	(34,256)		(13,908)
Net loans	$3,144,158		$2,597,260

In the context of this discussion, a “real estate residential loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in its market area by obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Associated servicing rights are not retained. Commitments from investors to purchase the loans are obtained upon origination.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. At September 30, 2020, The First had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside its immediate market areas, which include Mississippi, Louisiana, Alabama, Florida and Georgia.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO.  Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans, including PCI loans, totaled $37.3 million at September 30, 2020, an decrease of $1.5 million from December 31, 2019.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.2 million at September 30, 2020 as compared to $7.3 million at December 31, 2019.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At September 30, 2020, the Bank had $30.2 million in loans that were classified as TDRs, of which $6.5 million were performing as agreed with modified terms. At December 31, 2019, the Bank had $32.0 million in loans that were classified as TDRs of which $6.8 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of September 30, 2020, $23.7 million in loans categorized as TDRs were classified as non-performing as compared to $25.1 million at December 31, 2019.

The following table, which includes PCI loans, presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted:

($ in thousands)	9/30/20	12/31/19

Nonaccrual Loans

Real Estate:
1-4 Family residential construction	$—	$—
Other Construction/land	2,083	1,548
1-4 family residential revolving/open-end	795	998
1-4 family residential closed-end	8,562	8,986
Nonfarm, nonresidential, owner-occupied	19,132	20,157
Nonfarm, nonresidential, other nonfarm nonresidential	3,717	4,647
Total Real Estate	34,289	36,336
Commercial and industrial	2,971	2,234
Loans to individuals – other	40	265
Total Nonaccrual Loans	37,300	38,835

Other real-estate owned	5,202	7,299

Total Non-performing Assets	$42,502	$46,134
Performing TDRs	$6,544	$6,824
Total non-performing assets as a % of total loans & leases net of unearned income	1.35%	1.77%
Total nonaccrual loans as a % of total loans & leases net of unearned income	1.18%	1.49%

Non-performing assets totaled $42.5 million at September 30, 2020, compared to $46.1 million at December 31, 2019, a decrease of $3.6 million. The ALLL/total loans ratio was 1.09% at September 30, 2020, and 0.53% at December 31, 2019. The increase in the ALLL/total loans ratio is primarily attributable to an increase in the ALLL due to concerns with the anticipated economic effects of COVID-19, as discussed under the heading “Allowance for Loan and Lease Losses” below.  Total valuation accounting adjustments total $10.5 million on acquired loans.  The ratio of annualized net charge-offs (recoveries) to total loans was 0.09% for the quarter ended September 30, 2020 compared to (0.002)% at December 31, 2019.

The following table represents the Company’s impaired loans, excluding PCI loans, as of the dates noted:

($ in thousands)	September 30,	December 31,
	2020	2019
Impaired Loans:
Impaired loans without a valuation allowance	$13,748	$14,178
Impaired loans with a valuation allowance	16,014	15,761
Total impaired loans	$29,762	$29,939
Allowance for loan losses on impaired loans at period end	6,294	4,424

Total nonaccrual loans	$26,878	$29,939

Past due 90 days or more and still accruing	2,396	2,715
Average investment in impaired loans	29,711	26,195

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

At September 30, 2020, the consolidated allowance for loan losses was approximately $34.3 million, or 1.09% of outstanding loans excluding loans held for sale. At December 31, 2019, the allowance for loan losses amounted to approximately $13.9 million, which was 0.53% of outstanding loans excluding loans held for sale. The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. During the first quarter of 2020, the World Health Organization declared the spread of the COVID-19 virus to be a global pandemic. That has caused significant disruptions to the U.S. economy across all industries. With the number of diagnosed cases of the virus rising during the second and third quarters, it is still impossible to foresee how long the pandemic will last and what effect it will have on the economy, or to what extent this crisis will impact the Company. All available industry statistics and trends, as well as internal tracking of loan repayment ability and payment forgiveness across the portfolio is being analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This ongoing analysis of the possibility of increasing credit losses resulted in the need for a provision expense similar to what was taken in the first quarter that will continue to provide an adequate allowance reserve for this situation. If economic conditions continue to worsen, further funding to the allowance may be required in future periods. The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. The Company’s provision for loan losses was $21.6 million for the nine months ended September 30, 2020, $3.7 million for the year ended December 31, 2019 and $2.9 million for the nine months ended September 30, 2019. The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At September 30, 2020, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods ($ in thousands):

Allowance for Loan and Lease Losses

	Three Months	Three Months	Nine Months	Nine Months	For the Year
	Ended	Ended	Ended	Ended	Ended
Balances:	9/30/20	9/30/19	9/30/20	9/30/19	12/31/19
Average gross loans & leases outstanding during
period:	$3,165,653	$2,343,392	$2,975,535	$2,283,468	$2,341,202
Gross loans & leases outstanding at end of
period:	3,178,414	2,361,090	3,178,414	2,361,090	2,611,168
Allowance for Loan and Lease Losses:
Balance at beginning of period	$28,064	$12,091	$13,908	$10,065	$10,065
Provision charged to expense	6,921	974	21,628	2,888	3,738
Charge-offs:
Real Estate-
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	13	—	-
1-4 family revolving, open-ended	30	54	117	54	54
1-4 family closed-end	25	—	34	108	109
Nonfarm, nonresidential, owner-occupied	769	54	1,152	54	54
Total Real Estate	824	108	1,316	216	217
Commercial and industrial	78	17	342	23	141
Credit cards	—	10	-	10	33
Automobile loans	1	14	226	25	48
Loans to individuals - other	19	52	140	108	—
All other loans	12	—	279	—	225
Total	934	201	2,303	382	664
Recoveries:
Real Estate-
1-4 family residential construction	—	—	24	—	—
Other construction/land	8	8	24	22	129
1-4 family revolving, open-ended	2	7	28	17	19
1-4 family closed-end	15	54	128	139	221
Nonfarm, nonresidential, owner-occupied	10	3	355	9	13
Total Real Estate	35	72	559	187	382
Commercial and industrial	37	24	137	51	85
Credit cards	—	2	-	3	3
Automobile loans	3	11	46	33	40
Loans to individuals - other	74	28	116	58	72
All other loans	56	42	165	140	187
Total	205	179	1,023	472	769
Net loan charge offs (recoveries)	729	22	1,280	(90)	(105)
Balance at end of period	$34,256	$13,043	$34,256	$13,043	$13,908

RATIOS

Net Charge-offs (recoveries) to average loans & leases (annualized)	0.09%	0.004%	0.05%	(0.005)%	(0.004)%

Allowance for loan losses to gross loans & leases at end of period	1.09%	0.56%	1.09%	0.56%	0.53%

Net Loan Charge-offs (recoveries) to provision for loan losses	10.53%	2.26%	5.92%	(3.12)%	(2.81)%

The following tables represent how the allowance for loan losses is allocated to a particular loan type, as well as the percentage of the category to total loans at September 30, 2020 and December 31, 2019.

Allocation of the Allowance for Loan Losses

($ in thousands)	September 30, 2020
		% of loans
		in each
		category
	Amount	to total loans
Commercial, financial and agriculture	$5,774	18.6%
Commercial real estate	23,146	62.3%
Consumer real estate	4,780	17.6%
Installment and other	556	1.5%
Unallocated	—	—
Total	$34,256	100%

($ in thousands)	December 31, 2019
		% of loans
		in each
		category
	Amount	to total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	—
Total	$13,908	100%

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $131.9 million at September 30, 2020 and $89.7 million at December 31, 2019. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“ FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities increased $771 thousand due to an increase in Federal Reserve stock. The Company’s net premises and equipment at September 30, 2020 was $124.9 million and $105.0 million at December 31, 2019; an increase of $19.9 million, or 19.0% for the first nine months of 2020. The increase is attributed to the recording of $4.2 million in right-of-use assets and $18.6 million of acquired premises and equipment related to the SWG acquisition. Bank-owned life insurance at September 30, 2020 totaled $73.4 million compared to $59.6 million at December 31, 2019, an increase of $13.8 million. The increase was due to the purchase of $5.8 million in BOLI contracts in the second quarter of 2020 and $7.0 million in BOLI contracts acquired in the SWG acquisition.  Goodwill at September 30, 2020 remained unchanged at $158.6 million when compared to December 31, 2019.  Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $1.5 million as of September 30, 2020, as compared to December 31, 2019.  The Company recorded $4.6 million in CDI related to the SWG acquisition and recognized CDI amortization expense of $3.1 million during the nine months ended September 30, 2020.

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

Other real estate owned decreased by $2.1 million, or 28.7%, to $5.2 million at September 30, 2020 as compared to December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $442.3 million at September 30, 2020 and $410.3 million at December 31, 2019, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 13.9% of gross loans at September 30, 2020 and 15.8% at December 31, 2019.  The Company also had undrawn similar standby letters of credit to customers totaling $17.2 million at September 30, 2020 and $12.1 million at December 31, 2019.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of September 30, 2020. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.175 billion at September 30, 2020. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2020, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $404.3 million of the Company’s investment balances, compared to $348.3 million at December 31, 2019. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $100.0 million at September 30, 2020.

The Company’s liquidity ratio as of September 30, 2020 was 24.9%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

		Policy	Policy
	September 30, 2020	Maximum	Compliance
Loans to Deposits (including FHLB advances)	71.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(5.0)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	62.2%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of September 30, 2020, cash and cash equivalents were $603.7 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $649.4 million at September 30, 2020. Approximately $442.3 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $17.2 million at September 30, 2020.

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended September 30, 2020 and 2019 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending.  At quarter-end September 30, 2020, $712.8 million in non-interest deposit balances and $677.3 million in NOW deposit accounts were reclassified as money market accounts.  A distribution of the Company’s deposits without reclassification showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	September 30, 2020		December 31, 2019
		Percent of		Percent of
($ in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$1,195,042	28.3%	$723,208	23.5%
NOW accounts and Other	1,335,798	31.6%	941,598	30.7%
Money Market accounts	687,292	16.3%	462,810	15.0%
Savings accounts	379,061	8.9%	287,200	9.3%
Time Deposits of less than $250,000	473,265	11.2%	479,386	15.6%
Time Deposits of $250,000 or more	158,756	3.7	182,331	5.9%
Total deposits	$4,229,214	100%	$3,076,533	100%

As of September 30, 2020, deposits increased by $1.153 billion, or 37.5% to $4.229 billion from $3.077 billion at December 31, 2019.  The acquisition of SWG accounted for approximately $476.1 million, including fair value marks, or 41.3% of the increase.  Transaction account balances were above normal as of September 30, 2020 due to PPP loan proceeds.

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

Total non-deposit interest-bearing liabilities decreased by $34.5 million, or 11.7%, in the first nine months of 2020, due in part to a decrease in notes payable to the FHLB. As of September 30, 2020, junior subordinated debentures increased $64.0 million, net of issuance costs, or 79.4% to $144.7 million from $80.7 million at December 31, 2019.  The Company issued $65.0 million in aggregate principal amount of subordinated debt on September 25, 2020.  Subordinated debt is discussed more fully in the below Capital section of this report.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable, lease liabilities and other accrued but unpaid expenses. Other liabilities increased by $9.4 million, or 35.1%, during the first nine months of 2020.  The increase in other liabilities is primarily due to $3.8 million in leases added during 2020 and $5.0 million increase in deferred taxes.  For more information regarding the Company’s leases, see Note 12 – Leases to the Consolidated Financial Statements.

CAPITAL

At September 30, 2020, the Company had total shareholders’ equity of $638.4 million, comprised of $21.6 million in common stock, $5.7 million in treasury stock, $456.2 million in surplus, $141.5 million in undivided profits and $24.8 million in accumulated comprehensive income on available-for-sale securities. Total shareholders’ equity at the end of 2019 was $543.7 million.  The increase of $94.7 million, or 17.4%, in shareholders’ equity during the first nine months of 2020 is comprised of capital added through net earnings of $37.2 million, a $14.7 million increase in accumulated comprehensive income for available-for-sale securities and 2.5 million shares of common stock issued for the purchase of SWG, offset by $6.2 million in cash dividends paid.

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

			Minimum
	September 30,	December 31,	Required to be
Regulatory Capital Ratios The First, A National Banking Association	2020	2019	Well Capitalized
Common Equity Tier 1 Capital Ratio	15.5%	15.1%	6.5%
Tier 1 Capital Ratio	15.5%	15.1%	8.0%
Total Capital Ratio	16.5%	15.6%	10.0%
Tier 1 Leverage Ratio	10.2%	11.8%	5.0%

			Minimum
	September 30,	December 31,	Required to be
Regulatory Capital Ratios The First Bancshares, Inc.	2020	2019	Well Capitalized
Common Equity Tier 1 Capital Ratio*	13.4%	12.5%	N/A
Tier 1 Capital Ratio**	13.9%	13.0%	N/A
Total Capital Ratio	19.0%	15.8%	N/A
Tier 1 Leverage Ratio	9.1%	10.3%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2020 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

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

As of September 30, 2020, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at September 30, 2020 was $638.4 million, or approximately 12.4% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate ("SOFR") plus 412.6 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events.

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share;net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain rations derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources.  Pre-tax, pre-provision operating earnings excludes acquisition charges, treasury awards, bargain purchase gains and sale of land.  Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income available to common shareholders	$11,917	$12,272	$37,171	$31,890
Effect of acquisition charges	238	705	3,273	3,975
Tax on acquisition charges	(61)	(152)	(743)	(887)
Gain on acquisition and sale of land	—	—	(7,643)	—
Tax on gain from the sale of land	—	—	157	—
Treasury awards	—	—	—	(233)
Tax on Treasury awards	—	—	—	59
Net earnings available to common shareholders, operating	$12,094	$12,825	$32,215	$34,804

Diluted Operating Earnings per Share

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Diluted earnings per share	0.55	0.71	1.80	1.90
Effect of acquisition charges	0.01	0.04	0.16	0.24
Tax on acquisition charges	—	(0.01)	(0.03)	(0.06)
Effect of gain on acquisition and gain on land	—	—	(0.38)	—
Tax on gain from the sale of land	—	—	0.01	—
Effect of Treasury Awards	—	—	—	(0.01)
Tax on Treasury Awards	—	—	—	—
Diluted earnings per share, operating	$0.56	$0.74	$1.56	$2.07

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net interest income	$39,973	$30,459	$113,217	$88,362
Tax exempt investment income	(1,877)	(828)	(4,985)	(2,376)
Taxable investment income	2,513	1,108	6,674	3,181
Net interest income, FTE	$40,609	$30,739	$114,906	$89,167

Average earning assets	$4,537,157	$3,036,491	$4,147,736	$2,968,158
Net interest margin, FTE	3.58%	4.05%	3.69%	4.01%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Earnings before income taxes	$14,910	$15,763	$44,092	$41,238
Acquisition charges	238	705	3,273	3,975
Provision for loan losses	6,921	974	21,628	2,888
Treasury Awards and gains	—	—	(7,643)	(233)
Pre-Tax, Pre-Provision Operating Earnings	$22,069	$17,442	$61,350	$47,868

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Total interest income	$46,337	$37,241	$133,734	$108,086
Tax-exempt investment income	(1,877)	(828)	(4,985)	(2,375)
Taxable investment income	2,513	1,108	6,674	3,179
Total interest income, FTE	$46,973	$37,521	$135,423	$108,890

Yield on average earnings assets, FTE	4.14%	4.94%	4.35%	4.89%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Interest income investment securities	$5,309	$4,752	$15,800	$14,111
Tax-exempt investment income	(1,877)	(828)	(4,985)	(2,375)
Taxable investment income	2,513	1,108	6,674	3,179
Interest income investment securities, FTE	$5,945	$5,034	$17,489	$14,915

Average investment securities	$957,718	$621,934	$883,303	$599,320

Yield on investment securities, FTE	2.48%	3.24%	2.64%	3.32%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	16.6%	(20.0)%	45.1%	(40.0)%
Up 300 bps	13.7%	(15.0)%	39.4%	(30.0)%
Up 200 bps	10.0%	(10.0)%	30.3%	(20.0)%
Up 100 bps	5.4%	(5.0)%	17.4%	(10.0)%
Down 100 bps	(2.3)%	(5.0)%	(23.1)%	(10.0)%
Down 200 bps	(3.4)%	(10.0)%	(27.3)%	(20.0)%

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

September 30, 2020	Net Interest Income at Risk – Sensitivity Year 1
($in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	130,868	132,334	135,493	142,805	148,976	154,083	158,014
Dollar Change	(4,625)	(3,159)		7,312	13,483	18,590	22,521
NII @ Risk - Sensitivity Y1	(3.4)%	(2.3)%		5.4%	10.0%	13.7%	16.6%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $4.6 million lower than in a stable interest rate scenario, for a negative variance of 3.4%.  The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $13.5 million, or 10.0%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise.  The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 214.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2020, under different interest rate scenarios relative to a base case of current interest rates:

	Balance Sheet Shock
			STATIC
($in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	632,734	669,147	869,785	1,021,312	1,133,396	1,212,482	1,262,374
Change in EVE from base	(237,051)	(200,638)		151,527	263,611	342,697	392,589
% Change	(27.3)%	(23.1)%		17.4%	30.3%	39.4%	45.1%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
4.2

Indenture by and between The First Bancshares, Inc. and U.S. Bank National Association, dated September 25, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

4.3

Form of Global Subordinated Note for The First Bancshares, Inc. 4.25% Fixed-to-Floating Rate Subordinated Notes Due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.1

Subordinated Note Purchase Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.2

Registration Rights Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 6, 2020	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 6, 2020	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer