Form 10-K
period 2020-12-31
FIRST BANCSHARES INC /MS/
filed 2021-03-12
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no. 333-94288

THE FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

6480 U.S. Hwy. 98 West, Suite A
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(601) 268-8998

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Trading Symbol(s)	Which Registered
Common Stock, $1.00 par value	FBMS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes ◻                   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ◻                   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧                   No ◻

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧                   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ◻ Accelerated filer ⌧ Non-accelerated filer ◻  Smaller reporting company ◻

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s  Common Stock held by non-affiliates of the registrant was  $458.3 million.

On March 3, 2021, the registrant had outstanding 21,018,319 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 20, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K. Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

THE FIRST BANCSHARES, INC.

FORM 10-K

THE FIRST BANCSHARES, INC.

FORM 10-K

PART I

This Annual Report on Form 10-K, including information incorporated by reference herein, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, and may include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” ”seek,” “potential,” “aim,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of the Company, the Bank, and management about possible future events or outcomes.

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

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

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

●	the negative impacts and disruptions resulting from the outbreak of Coronavirus Disease 2019 (“COVID-19”) on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
●	government or regulatory responses to the COVID-19 pandemic, including additional interest rate changes by the Federal Reserve, additional quarantines, or other regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy;
●	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
●	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;

●	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or layoffs, natural disasters, public health emergencies and international instability;
●	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s action with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”). Potential impacts from the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020, uncertainty relating to calculations of LIBOR and other regulatory responses to economic conditions;
●	changes in political conditions or the legislative or regulatory environment;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provision required to replenish the allowance in future periods;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses through additional loan loss provisions or write-down of our assets;
●	the rate of delinquencies and amount of loans charged-off;
●	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
●	risks and uncertainties relating to not successfully integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
●	significant increases in competition in the banking and financial services industries;
●	changes in the securities markets;
●	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes occurring in business conditions and inflation;
●	changes in technology or risks related to cybersecurity;

●	changes in deposit flows;
●	changes in accounting principles, policies, or guidelines, including the impact of the new current expected credit loss (“CECL”) standard;
●	our ability to maintain adequate internal control over financial reporting;
●	risks related to the continued use, availability and reliability of London Inter-Bank Offered Rate (“LIBOR”) and other “benchmark” rates; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate.  The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.  Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2020, included in Item 1A. Risk Factors and in our future filings with the SEC.  Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First, A National Banking Association (“The First”), headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered financial holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2020, The First operated 84 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

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

Human Capital Resources

At December 31, 2020, we employed 744 full-time equivalent employees spanning 5 states and 84 locations.

We are dedicated to providing competitive compensation and benefit programs to help attract and maintain skilled and highly trained employees.  Our compensation and benefit programs include:  a 401-K plan, with matching contributions; a Loan Incentive Plan for our lending officers; an Executive Incentive Plan; and an Employee Stock Ownership Plan.  The Company offers a Continuing Education Program for our employees to support and help them attain personal goals and professional achievements by encouraging and supporting those who pursue and participate in continuing their education.

We endeavor to ensure that the makeup of our employees, management team and board of directors are reflective of the diversity of the communities we serve.  We believe in the importance of diversity and value the benefits that diversity can bring, and we are dedicated to fostering and maintaining an inclusive culture that solicits multiple perspectives and views and is free of conscious or unconscious bias and discrimination.

We strive to maintain a safe and healthy working environment.  We provide our employees with access to a Grief Counseling and Confidential Assistance Program, which provides counseling services to employees on a confidential basis to ensure our employees get the help they may need.  In response to the COVID-19 pandemic, we have taken steps to ensure the safety of our employees and clients by implementing procedures and protocols concerning:  social distancing, business travel, sanitation and disinfection, encouraged employees to work remotely, improved and upgraded electronic delivery and execution of documents to limit in person exposure.  During the pandemic, we have limited lobby hours throughout our branch offices, and prioritizing drive-thru and appointment banking.

Market Areas

As of December 31, 2020, The First had 84 locations across Mississippi, Louisiana, Alabama, Florida and Georgia.

Recent Developments

During the first quarter of 2020, the Company elected to delay the adoption of the CECL afforded through the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021.

Banking Services

We strive to provide our customers with the breadth of products and services offered by large regional banks, while maintaining the timely response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and loan products, we have a mortgage and private banking division.  The following is a description of the products and services we offer.

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

Loan Products. We offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit, secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to an aggregate loans-to-one-borrower limit of 15% of our unimpaired capital and surplus.

Mortgage Loan Division. We have a residential mortgage loan division which originates conventional or government agency insured loans to purchase existing residential homes, construct new homes or refinance existing mortgages.

Private Banking Division. We have a private banking division, which offers financial and wealth management services to individuals who meet certain criteria.

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

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and now most recently the sweeping Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), numerous regulatory requirements have been placed on the banking industry in the recent years. A significant number of financial services regulations required by the Dodd-Frank Act have not yet been finalized by banking regulators, Congress continues to consider legislation that would make significant changes to the law and courts are addressing significant litigation arising under the Dodd-Frank Act, making it difficult to predict the ultimate effect of the Dodd-Frank Act on our business. The operations of the Company and The First may be affected by legislative changes and the policies of various regulatory authorities.  We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Bank Holding Company Regulation

The Company is registered with the Federal Reserve as a bank holding company and is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As such, the Company and its subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.  In addition, the Company is registered with the SEC and is subject to its regulation with respect to our securities, financial reporting and certain governance matters. Our securities are listed on the Nasdaq Global Market, and we are subject to Nasdaq rules for listed companies. We file quarterly reports and other information with the Federal Reserve and SEC.

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

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of the bank holding company or financial holding company and are important factors considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities.  Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s primary federal regulator, which in the case of The First, is the Office of the Comptroller of the Currency (the “OCC”). To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2020, the Company and The First were both well capitalized and well managed.

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

The Basel Committee in 2010 released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period that ended on January 1, 2019. The Basel III Capital Rules established a new category of capital measure, Common Equity Tier 1 capital ("CET1"), which includes a limited number of capital instruments from the existing definition of Tier 1 Capital, as well as raised minimum thresholds for Tier 1 Leverage capital (100 basis points), and Tier 1 Risk-based capital (200 basis points).

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

Certain regulatory capital ratios of the Company and The First, as of December 31, 2020, are shown in the following table:

	Capital Adequacy Ratios
		Regulatory
		Minimums
	Regulatory	to be Well	The First
	Minimums	Capitalized	Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.5%	6.5%	13.5%	15.8%
Tier 1 risk-based capital ratio	6.0%	8.0%	14.0%	15.8%
Total risk-based capital ratio	8.0%	10.0%	19.1%	16.9%
Leverage ratio	4.0%	5.0%	9.2%	10.4%

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

The Company has elected to delay its adoption of ASU 2016-13, as provided by the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).

Prompt Corrective Action and Undercapitalization

The FDICIA established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:

●	Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;
●	Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

●	Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;
●	Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and
●	Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.

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

Our Bank’s leverage ratio was 10.4% at December 31, 2020 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The risk-based and leverage capital ratios established by federal banking regulators are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they otherwise have received the highest regulatory ratings in their most recent examinations. Banking organizations not meeting these criteria are expected to operate with capital positions in excess of the minimum ratios. Regulators can, from time to time, change their policies or interpretations of banking practices to require changes in risk weights assigned to our Bank’s assets or changes in the factors considered in order to evaluate capital adequacy, which may require our Bank to obtain additional capital to support existing asset levels or future growth or reduce asset balances in order to meet minimum acceptable capital ratios.

Additional Regulatory Issues

In June 2010, the Federal Reserve, the OCC and the FDIC issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented.

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

Transactions With Affiliates and Insiders. The First is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of The First’s capital and surplus and, as to all affiliates combined, to 20% of The First’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

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

The capital and credit markets are subject to volatility and disruption. Dramatic declines in the housing market in years past caused home prices to fall and increased foreclosures, unemployment and under-employment. These events, if they were to happen again, could negatively impact the credit performance of mortgage loans and result in significant write-downs of asset values, including government-sponsored entities as well as major commercial and investment banks. Market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity. Generally a worsening of these conditions would have an adverse effect on us and others in the financial institution industry, particularly in our real estate markets, as lower home prices and increased foreclosures would result in higher charge-offs and delinquencies.

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

In addition, the Company will adopt ASU 2016 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended on January 1, 2021. This standard makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis such as our loans held for investment, and disclosures about them. The new CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgement with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the type of data we need to collect and review to determine the appropriate level of allowance for loan losses. In addition, there can be no assurance that the Company’s policies and procedures will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses. See Note B – Summary of Significant Accounting Policies in the notes to consolidated financial statements.

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

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator, whether LIBOR will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere; however, it does appear highly likely that LIBOR will be discontinued or modified by 2021.  The Alternative Reference Rate Committee has announced secured overnight financing rate (“SOFR”) as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark.

Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures, as well as the interest we pay on those securities.

At December 31, 2020, approximately 1.5% of our total loan portfolio was indexed to 30-day, 90-day, and one-year LIBOR.

Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and therefore loan revenues, could be adversely impacted by rising interest rates. Increases in market interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to repay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. If interest rates were to decrease, our yield on our variable rate loans and on our new loans would decrease, reducing our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities, which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

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

The full impact of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers is unknown at present, creating uncertainty and risk related to our customers’ future demand for credit and our future results.

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized an increase in our after-tax net income available to stockholders in 2018, however there is no guarantee that future years’ results will have the same benefit. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future regulatory actions. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.

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

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The Company has taken a number of steps to assess the effects, and mitigate the adverse consequences to its businesses, of the outbreak; though the magnitude of the impact remains to be seen, the Company's business will likely be adversely impacted by the outbreak of COVID-19.

The Company's operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which it operates. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they may impact the ability of individuals and businesses to make payments, adversely affect the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease demand for the Company's products and services and otherwise adversely impact the Company's financial condition, results of operations and business.

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time. We have participated in some of these programs, including the Paycheck Protection Program ("PPP"), and likely will continue to participate in and facilitate such programs. Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner. Since the opening of the PPP, many banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving NSF fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company's liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company's customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

COVID-19 presents a significant risk to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower's business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately 14% of our loan portfolio also includes exposure to sectors that are expected to be subject to increased risk from COVID-19, including hotels, restaurants, retail, and direct energy.

As a result of the adverse impact of COVID-19 on our customers, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of its vendors. The pandemic could also result in recognition of additional credit losses in the Company's loan portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Effective March 2020, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing many employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These precautions could impact demand for the Company's products and services.

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls. The increased reliance on remote access to information systems also increases the Company's exposure to potential cybersecurity breaches and could impact the Company's productivity. Additionally, the Company's business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of the Company's key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company's operations could be adversely impacted and its business continuity plans may not prove effective.

Any of these occurrences could have a material adverse effect on the Company's financial condition, results of operations and business. The extent to which the pandemic impacts the Company's results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary. See the section captioned "COVID-19 Impact" in Part II. Financial Information, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.

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

The Company has completed three acquisitions of regional banks since the beginning of 2019, including the acquisition of Southwest Georgia Financial Corporation (“SWG”) on April 2, 2020, resulting in each bank merging with and into The First.  Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

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

We may incur impairment to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgements and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. In addition, if our analysis results is an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Cautionary Notice Regarding Forward-Looking Statements,” these factors include, among others:

●	actual or anticipated quarterly fluctuations in our operating results, financial condition or asset quality;
●	changes in financial estimates or the publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
●	failure to declare dividends on our common stock from time to time;
●	failure to meet analysts’ revenue or earnings estimates;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of our competitors or other companies that investors deem comparable to us;
●	future sales of our common stock or other securities;
●	proposed or final regulatory changes or developments;
●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us;
●	reports in the press or investment community generally relating to our reputation or the financial services industry;
●	domestic and international economic and political factors unrelated to our performance;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;
●	adverse weather conditions, including floods, tornadoes and hurricanes;
●	public health emergencies, including disease pandemics; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 81 full service banking and financial service offices, one motor bank facility and two loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

The following table sets forth banking office locations that are leased by the Company.

• Bayley’s Corner	• Niceville – 700 John Sims Parkway East
• Dauphin Island	• Niceville – 750 John Sims Parkway East
• Destin	• Ocean Springs
• Fairhope	• Panama City Beach
• Gulfport Downtown	• Pascagoula
• Hardy Court	• Pensacola Downtown
• Killern	• Spanish Fort
• Mary Esther	• Tallahassee – Apalachee Parkway
• Metairie	• The Mortgage Connection - Petal

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are traded on the Nasdaq global market under the symbol “FBMS.”

There were approximately 3,244 record holders of the Company’s common stock at March 3, 2021 and 21,018,319 shares outstanding.

Subject to the approval of the Board of Directors and applicable regulatory requirements, the Company  expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of the First’s to pay dividends to the Company and the ability of the Company to pay dividends on its common stock is set forth in “Part 1 – Item 1. Business – Supervision and Regulation” of this report.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the period ended December 31, 2020.

				Total Number of
	Total			Shares Purchased as	Maximum Number of
	Number of		Average	Part of Publicly	Shares that May Yet
	Shares		Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased		Per Share	Programs	the Plans or Programs
1st Quarter 2020	10,991		$34.42	—	—
2nd Quarter 2020	2,652		20.10	—	—
3rd Quarter 2020	—		—	—	—
4th Quarter 2020	291,349		27.41	289,302	251,103
Total	304,992	(a)	$27.31	289,302
(a)	Total includes 10,991 shares from 1st quarter, 2,652 shares from 2nd quarter, and 2,047 shares from 4th quarter that were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2015 and the reinvestment of dividends thereafter, to that  of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index.  The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks.  They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from The First Bancshares’ audited consolidated financial statements as of and for the five years ended December 31, 2020:

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

($ in thousands, except per share data)

	December 31,
	2020	2019	2018	2017	2016
Earnings:
Net interest income	$152,684	$121,806	$84,887	$59,160	$40,289
Provision for loan losses	25,151	3,738	2,120	506	625

Non-interest income	41,876	26,947	20,561	14,363	11,247
Non-interest expense	106,341	88,569	76,311	55,446	36,862
Net income	52,505	43,745	21,225	10,616	10,119
Net income available to common stockholders	52,505	43,745	21,225	10,616	9,666

Per common share data:
Basic net income per share	$2.53	$2.57	$1.63	$1.12	$1.78
Diluted net income per share	2.52	2.55	1.62	1.11	1.57

Per share data:
Basic net income per share	$2.53	$2.57	$1.63	$1.12	$1.86
Diluted net income per share	2.52	2.55	1.62	1.11	1.64

Selected year end balances:

Total assets	$5,152,760	$3,941,863	$3,003,986	$1,813,238	$1,277,367
Securities	1,049,657	791,777	514,928	372,862	255,799
Loans, net of allowance (1)	3,109,290	2,597,260	2,055,195	1,221,808	865,424
Deposits	4,215,280	3,076,533	2,457,459	1,470,565	1,039,191
Stockholders’ equity	644,815	543,658	363,254	222,468	154,527
(1)	- Loans, net of allowance includes mortgage loans held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2020, 2019, and 2018. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. Financial Statements and Supplementary Data included elsewhere in this report.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for loan losses and related provision, income taxes, goodwill and business combinations. The most critical of these is the accounting policy related to the allowance for loan losses. The allowance is based in large measure upon management's evaluation of borrowers' abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions.

As a result of the Company's immediate response to COVID-19, including loan modifications/payment deferral programs and the PPP, as well as acquisition and integration of SWG, and increased uncertainty related to certain judgments and estimates, the Company has elected to temporarily defer or suspend the application of two provisions of U.S. Generally Accepted Accounting Principles (GAAP), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020. Sections 4013 and 4014 of the CARES Act provide the Company with temporary relief from troubled debt restructurings and from CECL, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

COVID-19 IMPACT

In March 2020, the World Health Organization recognized the novel COVID-19 as a pandemic. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These disruptions may result in a decline in demand for banking products or services, including loans and deposits, which could impact our future financial condition, result of operations and liquidity. The impacts of the COVID-19 pandemic on the economy and the banking industry are rapidly evolving and the future effects are unknown at this time. The Company is working to adapt to the changing environment and proactively plan for contingencies. To that end, the Company has and is taking steps to protect the health of our employees and to work with our customers experiencing difficulties as a result of this virus. The Company has many non-branch personnel working remotely. We have also been working through loan modifications and payment deferral programs to assist affected customers, and have increased our allowance for loan and lease losses.

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of December 31, 2020, the Company's aggregate outstanding exposure in these segments was $436.9 million, or 14.0% of total loans. While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher than normal provision expense to provide the required allowance reserve for this situation. Based on management's current assessment of the increased inherent risk in the loan portfolio, the provision for loan and leases losses as of December 31, 2020 totaled $25.2 million of which $20.5 million was related to the anticipated economic effects of COVID-19. If economic conditions continue to worsen, further funding to the allowance may be required in future periods.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the PPP through the Small Business Administration ("SBA") and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program. The PPP was amended in April to include an additional $320 billion in funding. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 ("PPPFA") that amends the CARES Act. The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19. The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%. In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Section 4013 of the CARES Act, "Temporary Relief from Troubled Debt Restructurings," provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDRs") for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Loans that were current as of December 31, 2019 are not TDRs. In addition, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, "Troubled Debt Restructuring by Creditors." These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We began receiving requests from our borrowers for loan and lease deferrals in March. Payment modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. For the year ended December 31, 2020, we have modified approximately 1,627 loans for $672.3 million, of which 1,390 loans for $512.6 million were modified to defer monthly principal and interest payments and 237 loans for $159.7 million were modified from monthly principal and interest payments to interest only. For the year ended December 31, 2020, we have approximately 2,961 PPP loans approved through the SBA for $239.7 million.

During the first quarter of 2020, the Company elected to delay the adoption of CECL afforded through the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021.

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note B – Summary of Significant Accounting Policies” of this report.

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

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impaired loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Other intangibles are also assessed for impairment, both annually and when events or circumstances occur, that make it more likely than not that impairment has occurred. During the first quarter of 2020, management determined that the deterioration in the general economic conditions as a result of the COVID-19 pandemic represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed in the first quarter of 2020, we determined that goodwill was not impaired. Due to the ongoing economic uncertainty present at the end of the second quarter, the Company prepared a Step 1 goodwill impairment analysis as of June 30, 2020. In testing goodwill for impairment, the Company compared the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of the reporting unit exceeded its book value. In December 2020, the Company assessed the qualitative factors and determined that it was not more likely than not that fair value of the reporting unit was less than the carrying amount. As a result, we do not believe there exists any impairment to goodwill and intangible assets, long-lived assets, or available-for-sale securities due to the COVID-19 pandemic. In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Overview

The First Bancshares, Inc. (the Company) was incorporated on June 23, 1995, and serves as a bank holding company for The First, A National Banking Association (“The First”), located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 84 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

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

Highlights for the year ended December 31, 2020 include:

●	On April 2, 2020, the Company closed its acquisition of SWG, parent company of Southwest Georgia Bank, headquartered in Moultrie, GA. The acquisition added 8 full service offices servicing the areas of Moultrie, Valdosta, Albany and Tifton, Georgia. Systems integration was completed during the second quarter of 2020.
●	In year-over-year comparison, net income available to common shareholders increased $8.8 million, or 20.0%, from $43.7 million for the year ended December 31, 2019 to $52.5 million for the year ended December 31, 2020.
●	Excluding the bargain purchase and the sale of land gain of $8.3 million, net of tax, and the increased provision expense of $16.5 million, net of tax, net income available to common shareholders increased $17.0 million in year-over-year comparison.
●	Provision for loan losses totaled $25.2 million for the year ended December 31, 2020 as compared to $3.7 million for the year ended December 31, 2019, an increase of $21.4 million or 572.8%, primarily resulting from the economic effects of the COVID-19 pandemic.
●	On September 25, 2020, the Company announced the completion of a private placement of $65.0 million of its 4.25% fixed to floating rate subordinated notes due 2030 to certain qualified institutional buyers.
●	As of December 31, 2020, total COVID related modifications were $82.0 million, representing 2.6% of the loan portfolio and down from a peak of $672 million or 21% of the loan portfolio.
●	During the first quarter of 2020, the Company elected to delay the adoption of CECL afforded through the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021.

At December 31, 2020, the Company had approximately $5.153 billion in total assets, an increase of $1.211 billion compared to $3.942 billion at December 31, 2019.  Loans, including mortgage loans held for sale and net of the allowance for loan losses, increased to $3.109 billion at December 31, 2020 from $2.597 billion at December 31, 2019.  Deposits increased to $4.215 billion at December 31, 2020 from $3.077 billion at December 31, 2019.  Stockholders’ equity increased to $644.8 million at December 31, 2020 from $543.7 million at December 31, 2019.  The addition of Southwest Georgia Bank during 2020 contributed, at acquisition, $543.9 million, $392.3 million and $476.1 million in assets, loans, and deposits, respectively.

The First (Bank only) reported net income of $60.0 million, $51.1 million and $26.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.  For the years ended December 31, 2020, 2019 and 2018, the Company reported consolidated net income available to common stockholders of $52.5 million, $43.7 million and $21.2 million, respectively.  The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations

The following is a summary of the results of operations for The First (Bank only) the years ended December 31, 2020, 2019, and 2018 ($ in thousands):

	2020	2019	2018
Interest income	$179,328	$148,503	$99,967
Interest expense	21,071	21,805	11,637
Net interest income	158,257	126,698	88,330

Provision for loan losses	25,151	3,738	2,120

Net interest income after provision for loan losses	133,106	122,960	86,210

Non-interest income	40,984	25,885	18,697
Non-interest expense	100,966	82,750	70,724

Income tax expense	13,108	15,085	7,288

Net income	$60,016	$51,010	$26,895

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2020, 2019, and 2018 ($ in thousands):

	2020	2019	2018
Net interest income:
Net interest income of The First	$158,257	$126,699	$88,330
Interest expense	(5,573)	(4,893)	(3,443)
	$152,684	$121,806	$84,887

Net income available to common shareholders:
Net income of The First	$60,016	$51,103	$26,895
Net loss of the Company	(7,511)	(7,358)	(5,670)
	$52,505	$43,745	$21,225

Consolidated Net Income

The Company reported consolidated net income available to common stockholders of $52.5 million for the year ended December 31, 2020, compared to a consolidated net income of $43.7 million for the year ended December 31, 2019.  Excluding the bargain purchase and sale of land gains of $8.3 million, net of tax, and the increased provision expense of $16.5 million, net of tax, net income available to common shareholders increased $17.0 million in year-over-year comparison.  Net interest income increased $30.9 million in year-over-year comparison, primarily due to interest income earned on a higher volume of loans and securities.  Non-interest income increased $6.5 million in year-over-year comparison excluding the awards and gains mentioned above.  Mortgage income increased $4.5 million and interchange fee income increased $1.4 million in the year-over-year comparison.  Non-interest expense was $106.3 million at December 31, 2020, an increase of $17.8 million in year-over-year comparison, of which $12.3 million is related to the operations of First Florida Bank (“FFB”) and SWG.

The Company reported consolidated net income available to common stockholders of $43.7 million for the year ended December 31, 2019, compared to a consolidated net income of $21.2 million for the year ended December 31, 2018.  Operating net earnings increased $18.0 million or 59.9% from $30.0 million for the twelve months ended December 31, 2018 to $48.0 million for the same period ended December 31, 2019.  Operating net earnings excludes merger-related costs of $4.9 million, net of tax, and financial assistance grants of $697 thousand, net of tax, for the year ended December 31, 2019, and merger-related costs of $10.6 million, net of tax, financial assistance grants of $1.6 million, net of tax, and gain on sale of securities of $256 thousand, net of tax, for the year ended December 31, 2018.  Net interest income increased $36.9 million in year-over-year comparison, primarily due to interest income earned on a higher volume of loans and securities.    Non-interest income was $26.9 million at December 31, 2019, an increase of $6.4 million in year-over-year comparison consisting of increases in service charges on deposit accounts, interchange fee income, mortgage income, as well as other charges and fees.   Non-interest expense was $88.6 million at December 31, 2019, an increase of $12.3 million in year-over-year comparison, of which $4.3 million is related to the operations of Southwest Banc Shares (“Southwest”), Sunshine Financial, Inc. (“Sunshine”), Farmers and Merchants Bank (“FMB”), Florida Parish Bank (“FPB”) and FFB.  The remaining increase of $8.0 million in expenses are related to increases in salaries and employee benefits of $3.7 million and increases in other expenses of $4.3 million.

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

Consolidated net interest income was approximately $152.7 million for the year ended December 31, 2020, as compared to $121.8 million for the year ended December 31, 2019. This increase was the direct result of higher volume of loans and securities during 2020 as compared to 2019.  Average interest-bearing liabilities for the year 2020 were $3.902 billion compared to $2.345 billion for the year 2019.  At December 31, 2020, the fully tax equivalent (“FTE”) net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.59% compared to 3.75% at December 31, 2019.  Net interest margin, which is net interest income divided by average earning assets, was 3.64% for the year 2020 compared to 4.02% for the year 2019.  At December 31, 2020, the FTE average yield on all earning assets decreased 62 basis points to 4.27% compared to 4.89% at December 31, 2019.  Rates paid on average interest-bearing liabilities decreased to 0.68% for the year 2020 compared to 1.14% for the year 2019. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies.  Average loans comprised 71.0% of average earnings assets for the year 2020 compared to 76.5% for the year 2019.

Consolidated net interest income was approximately $121.8 million for the year ended December 31, 2019, as compared to $84.9 million for the year ended December 31, 2018. This increase was the direct result of higher volume of loans and securities during 2019 as compared to 2018.  Average interest-bearing liabilities for the year 2019 were $2.345 billion compared to $1.712 billion for the year 2018.  At December 31, 2019, the FTE net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.75% compared to 3.75% at December 31, 2018.  Net interest margin, which is net interest income divided by average earning assets, was 4.02% for the year 2019 compared to 3.94% for the year 2018.  At December 31, 2019, the FTE average yield on all earning assets increased 26 basis points to 4.89% compared to 4.63% at December 31, 2018.  Rates paid on average interest-bearing liabilities increased to 1.14% for the year 2019 compared to 0.88% for the year 2018. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies.  Average loans comprised 76.5% of average earnings assets for the year 2019 compared to 77.0% the year 2018.

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

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2020			2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expenses	Rate	Balance	Expenses	Rate	Balance	Expenses	Rate
Assets
Earning Assets
Loans (1)(2)	$3,020,280	$157,564	5.22%	$2,341,202	$128,857	5.50%	$1,678,746	$86,822	5.17%
Securities (4)	917,858	23,747	2.59%	635,967	20,616	3.24%	442,722	13,521	3.05%
Federal funds sold and interest bearing deposits with other banks (3)	317,848	378	0.12%	84,171	264	0.31%	58,900	631	1.07%
Total earning assets	4,255,986	181,689	4.27%	3,061,340	149,737	4.89%	2,180,368	100,974	4.63%
Other	523,412			401,614			248,289
Total assets	$4,779,398			$3,462,954			$2,428,657

Liabilities
Interest-bearing liabilities	$3,901,797	$26,664	0.68%	$2,344,755	$26,723	1.14%	$1,712,255	$15,091	0.88%
Demand deposits (1)	260,435			327,805			254,118
Other liabilities	10,056			331,693			182,525
Stockholders’ equity	607,110			458,701			279,759
Total liabilities and stockholders’ equity	$4,779,398			$3,462,954			$2,428,657

Net interest spread			3.59%			3.75%			3.75%
Net yield on interest-earning assets		$155,025	3.64%		$123,014	4.02%		$85,883	3.94%
(1)	All loans and deposits were made to borrowers or received from depositors in the United States. Includes nonaccrual loans of $33,774, $38,835, and $25,073 for the years ended December 31, 2020, 2019, and 2018, respectively. Loans include held for sale loans.
(2)	Includes loan fees of $9,899, $4,322, and $3,603 for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)	Includes Excess Balance Account-Mississippi National Banker’s Bank.
(4)	Fully tax equivalent yield assuming a 25.3% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2020 versus 2019			2019 versus 2018
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$37,283	$(8,576)	$28,707	$34,294	$7,737	$42,031
Securities (1)	9,122	(5,991)	3,131	5,894	1,208	7,102

Federal funds sold and interest bearing deposits with other banks	721	(607)	114	270	(640)	(370)
Total interest income	47,126	(15,174)	31,952	40,458	8,305	48,763
Interest-Bearing Liabilities
Interest-bearing transaction accounts	(1,202)	1,835	633	1,489	1,821	3,310
Money market accounts and savings	1,992	(1,901)	91	424	1,828	2,252
Time deposits	1,487	(2,345)	(858)	1,953	1,579	3,532
Borrowed funds	1,443	(1,368)	75	2,299	239	2,538
Total interest expense	3,720	(3,779)	(59)	6,165	5,467	11,632
Net interest income	$43,406	$(11,395)	$32,011	$34,303	$2,828	$37,131

(1)	Fully tax equivalent yield assuming a 25.3% tax rate.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the Company is the measurement of the Company’s interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

The following tables illustrate the Company’s consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2020, 2019, and 2018 ($ in thousands):

	December 31, 2020
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$220,572	$222,176	$442,748	$2,702,362	$3,145,110
Securities (2)	9,211	24,012	33,223	1,016,434	1,049,657
Funds sold and other	—	424,870	424,870	—	424,870
Total earning assets	$229,783	$671,058	$900,841	$3,718,796	$4,619,637
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$664,626	$664,626	$—	$664,626
Money market accounts	2,003,410	—	2,003,410	—	2,003,410
Savings deposits (1)	—	395,116	395,116	—	395,116
Time deposits	116,796	303,571	420,367	160,682	581,049
Total interest-bearing deposits	2,120,206	1,363,313	3,483,519	160,682	3,644,201
Borrowed funds (3)	110,182	554	110,736	3,911	114,647
Total interest-bearing liabilities	2,230,388	1,363,867	3,594,255	164,593	3,758,848
Interest-sensitivity gap per period	$(2,000,605)	$(692,809)	$(2,693,414)	$3,554,203	$860,789

Cumulative gap at December 31, 2020	$(2,000,605)	$(2,693,414)	$(2,693,414)	$860,789	$860,789
Ratio of cumulative gap to total earning assets at December 31, 2020	(43.3)%	(58.3)%	(58.3)%	18.6%	—

	December 31, 2019
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$179,998	$272,741	$452,739	$2,158,429	$2,611,168
Securities (2)	9,125	25,282	34,407	757,370	791,777
Funds sold and other	—	79,128	79,128	—	79,128
Total earning assets	$189,123	$377,151	$566,274	$2,915,799	$3,482,073
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$941,597	$941,597	$—	$941,517
Money market accounts	462,810	—	462,810	—	462,810
Savings deposits (1)	—	287,200	287,200	—	287,200
Time deposits	123,978	378,170	502,148	159,570	661,718
Total interest-bearing deposits	586,788	1,606,967	2,193,755	159,570	2,353,325
Borrowed funds (3)	207,965	1,000	208,965	5,354	214,319
Total interest-bearing liabilities	794,753	1,607,967	2,402,720	164,924	2,567,644
Interest-sensitivity gap per period	$(605,630)	$(1,230,816)	$(1,836,446)	$2,750,875	$914,429
Cumulative gap at December 31, 2019	$(605,630)	$(1,836,466)	$(1,836,446)	$914,429	$914,429
Ratio of cumulative gap to total earning assets at December 31, 2019	(17.4)%	(52.7)%	(52.7)%	26.3%

	December 31, 2018
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$345,703	$175,228	$520,931	$1,544,329	$2,065,260
Securities (2)	18,627	19,616	38,243	476,685	514,928
Funds sold and other	—	87,751	87,751	—	87,751
Total earning assets	$364,330	$282,595	$646,925	$2,021,014	$2,667,939
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$835,433	$835,433	$—	$835,433
Money market accounts	312,552	—	312,552	—	312,552
Savings deposits (1)	—	253,724	253,724	—	253,724
Time deposits	69,655	228,930	298,585	187,017	485,602
Total interest-bearing deposits	382,207	1,318,087	1,700,294	187,017	1,887,311
Borrowed funds (3)	75,000	10,500	85,500	—	85,500
Total interest-bearing liabilities	457,207	1,328,587	1,785,794	187,017	1,972,811
Interest-sensitivity gap per period	$(92,877)	$(1,045,992)	$(1,138,869)	$1,833,997	$695,128
Cumulative gap at December 31, 2018	$(92,877)	$(1,138,869)	$(1,138,869)	$695,128	$695,128
Ratio of cumulative gap to total earning assets at December 31, 2018	(3.5)%	(42.7)%	(42.7)%	26.1%
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
(2)	Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)	Does not include subordinated debentures of $144,592, $80,678, $80,521 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive.  The Company currently is asset sensitive within the one-year time frame based on effective GAP which uses behavioral assumptions that model the rate sensitivity of non-maturity deposits by looking at the deposits’ behavior rather than their contractual ability to re-price. The cash flows used in the analysis are the projected dollars of assets and liabilities that “reprice” (including maturities, repricing, likely calls, prepayments, etc.).  However, the Company's gap analysis is not a precise indicator of its interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Accordingly, management believes a liability sensitive-position within one year would not be as indicative of the Company’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets.  Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity:

December 31, 2020

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change	Bank	% Change	Bank
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	14.7%	(20.0)%	36.5%	(40.0)%
Up 300 bps	12.4%	(15.0)%	31.9%	(30.0)%
Up 200 bps	9.2%	(10.0)%	24.6%	(20.0)%
Up 100 bps	5.1%	(5.0)%	14.1%	(10.0)%
Down 100 bps	(2.1)%	(5.0)%	(19.7)%	(10.0)%
Down 200 bps	(3.0)%	(10.0)%	(31.2)%	(20.0)%

December 31, 2019

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	0.7%	(20.0)%	21.3%	(40.0)%
Up 300 bps	2.1%	(15.0)%	19.9%	(30.0)%
Up 200 bps	2.3%	(10.0)%	16.3%	(20.0)%
Up 100 bps	1.6%	(5.0)%	9.8%	(10.0)%
Down 100 bps	(3.0)%	(5.0)%	(6.4)%	(10.0)%
Down 200 bps	(5.1)%	(10.0)%	0.1%	(20.0)%

December 31, 2018

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	3.1%	(20.0)%	19.0%	(40.0)%
Up 300 bps	4.2%	(15.0)%	17.9%	(30.0)%
Up 200 bps	3.9%	(10.0)%	14.6%	(20.0)%
Up 100 bps	2.5%	(5.0)%	8.8%	(10.0)%
Down 100 bps	(4.8)%	(5.0)%	(13.7)%	(10.0)%
Down 200 bps	(9.6)%	(10.0)%	(20.8)%	(20.0)%

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

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. The Company uses a loan loss history based upon the prior eleven years to determine the appropriate allowance. Historical loss factors are calculated and allocated to loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The loss factors of peer groups are considered in the determination of the allowance and are used to assist in the establishment of a long-term loss history for areas in which this data is unavailable and incorporated into the qualitative factors to be considered. The historical loss factors may also be modified based upon other qualitative factors including but not limited to local and national economic conditions, trends of delinquent and problem loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio. These factors require judgment on the part of management and are based upon state and national economic reports received from various institutions and agencies including the Federal Reserve Bank, United States Bureau of Economic Analysis, Bureau of Labor Statistics, meetings with the Company’s loan officers and loan committees, and data and guidance received or obtained from the Company’s regulatory authorities.

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

Gross Domestic Product (GDP)
Home Sales
Consumer Price Index (CPI)
Interest Rate Environment (Increasing/Steady/Declining)
Single Family Construction Starts
Inflation Rate
Retail Sales

Portfolio Trends:

Second Mortgages
Single Pay Loans
Non-Recourse Loans
Limited Guaranty Loans
Loan to Value Exceptions
Secured by Non-Owner Occupied Property
Raw Land Loans
Unsecured Loans

Measurable Bank Trends:

Delinquency Trends
Nonaccrual Trends
Net Charge Offs
Loan Volume Trends
Non-Performing Assets
Underwriting Standards/Lending Policies
Experience/Depth of Bank Lending
Management

The bank wide information and metrics, along with the local and national economic trends listed above, are all measured quarterly. As of December 31, 2020, the economy showed continued signs of a gradual return to pre-pandemic performance levels through the 4th quarter. The rollout of a COVID vaccine helped in this progress, but the uncertainty in the upcoming change of the presidential administration and possible new waves of COVID infections continued to slow down any chance for a total economic recovery. This warranted the overall Qualitative and Environmental (“Q&E”) adjustment factor to remain higher than normal, but it was a decrease in the adjustment from the three previous quarters.

At December 31, 2020, the consolidated allowance for loan losses was approximately $35.8 million, or 1.16%  of outstanding loans excluding mortgage loans held for sale.  At December 31, 2019, the allowance for loan losses amounted to approximately $13.9 million, which was 0.53% of outstanding loans excluding mortgage loans held for sale.  The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends.  The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio.  Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.   The Company’s provision for loan losses was $25.2 million for the year ended December 31, 2020, $3.7 million for the year ended December 31, 2019, and $2.1 million for the year ended December 31, 2018.  The increase of $21.4 million in 2020 was primarily related to the economic effects of the COVID-19 pandemic.  The $1.6 million increase in 2019 was primarily related to our internal assessment of the credit quality of the loan portfolio which included additional impairments of certain loans.  The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At December 31, 2020, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

During the first quarter of 2020, the World Health Organization declared the spread of the COVID-19 virus to be a global pandemic. That has caused significant disruptions to the U.S. economy across all industries.  With the number of diagnosed cases of the virus rising throughout the year, it is still impossible to foresee how long the pandemic will last and what effect it will have on the economy, or to what extent this crisis will impact the Company.  All available industry statistics and trends, as well as internal tracking of loan repayment ability and payment forgiveness across the portfolio is being analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This ongoing analysis of the possibility of increasing credit losses resulted in the need for a provision expense that will continue to provide an adequate allowance reserve for this situation.   If economic conditions continue to worsen, further funding to the allowance may be required in future periods.

During the first quarter of 2020, the Company elected to delay the adoption of CECL afforded through the CARES Act.  The Company currently anticipates CECL adoption to occur as of January 1, 2021.

Non-Performing Assets

A loan is reviewed for impairment when, based on all available information and events, it displays characteristics causing management to determine that the collection of all principal, interest, and other related fees due according to the contractual terms of the loan agreement is not probable. Also at this time, the accrual of interest is discontinued. Along with these loans in nonaccrual status, all loans determined by management to be labelled as “troubled debt restructure” based on regulatory guidance are reviewed for impairment. Loans that are identified as criticized or classified based on unsatisfactory repayment performance, or other evidence of deteriorating credit quality, are not reviewed until being placed in nonaccrual status or when considered to be troubled debt restructure.

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

The following tables illustrate the Company’s past due and nonaccrual loans, including purchased credit impaired (“PCI”) loans, at December 31, 2020, 2019 and 2018 ($ in thousands):

	December 31, 2020
		Past Due 90
	Past Due 30 to	Days or more and
	89 Days	still accruing	Nonaccrual
Commercial, financial and agriculture	$1,007	$244	$2,418
Commercial real estate	2,116	1,553	22,887
Consumer real estate	5,389	895	8,434
Consumer installment	419	—	35
Total	$8,931	$2,692	$33,774

	December 31, 2019
		Past Due 90
	Past Due 30 to	Days or more and
	89 Days	still accruing	Nonaccrual
Commercial, financial and agriculture	$515	$61	$2,234
Commercial real estate	2,447	1,046	26,286
Consumer real estate	4,569	1,608	10,050
Consumer installment	226	—	265
Total	$7,757	$2,715	$38,835

	December 31, 2018
		Past Due 90
	Past Due 30 to	Dys or more and
	89 Days	still accruing	Nonaccrual
Commercial, financial and agriculture	$1,650	$—	$1,208
Commercial real estate	5,137	570	14,592
Consumer real estate	5,529	650	9,192
Consumer installment	506	45	81
Total	$12,822	$1,265	$25,073

Total nonaccrual loans at December 31, 2020, were $33.8 million, a decrease of $5.0 million compared to $38.8 million at December 31, 2019.  Total nonaccrual loans at December 31, 2019 increased $13.7 million from $25.1 million at December 31, 2018.  The majority of the increase was related to two legacy relationships that were moved to nonaccrual status during 2019.  Management believes these relationships were adequately reserved at December 31, 2020.  Restructured loans not reported as past due or nonaccrual at December 31, 2020 totaled  $6.2 million.  See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not include the category of special mention.   These loans are current as to principal and interest and, accordingly, they are not included in nonperforming asset categories.  The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for loan losses.  At December 31, 2020, 2019 and 2018, The First had potential problem loans of $161.7 million, $67.9 million and $55.2 million, respectively.  The increase of $93.8 million during 2020 was largely attributable to loans that were modified interest only or deferred monthly principal and interest related to the COVID-19 pandemic and certain loans acquired in the SWG transaction that were identified as classified or criticized based on repayment performance or credit quality.

Summary of Loan Loss Experience

Consolidated Allowance For Loan Losses

	Years Ended December 31,
($in thousands)	2020		2019		2018		2017		2016
Average loans outstanding, excluding mortgage loans held for sale	$3,020,280		$2,341,202		$1,678,746		$1,168,882		$820,881
Loans outstanding at year end	$3,145,110		$2,611,168		$2,065,260		$1,230,096		$872,934

Total nonaccrual loans	$33,774		$38,835		$25,073		$5,673		$3,264

Beginning balance of allowance	$13,908		$10,065		$8,288		$7,510		$6,747
Prior period reclassification – Mortgage Reserve Funding	—		—		(181)		—		—
Beginning balance of allowance restated	13,908		10,065		8,107		7,510		6,747
Loans charged-off	(4,479)		(664)		(581)		(405)		(771)
Total recoveries	1,240		769		419		677		909
Net loans (charged-off) recoveries	(3,239)		105		(162)		272		138
Provision for loan losses	25,151		3,738		2,120		506		625
Balance at year end	$35,820		$13,908		$10,065		$8,288		$7,510

Net charge-offs (recoveries) to average loans	0.11%		(0.004)%		0.01%		(0.02)%		(0.02)%
Allowance as percent of total loans	1.14%		0.53%		0.49%		0.67%		0.86%
Nonaccrual loans as a percentage of total loans	1.07%		1.47%		1.06%		0.46%		0.37%
Allowance as a multiple of nonaccrual loans	1.06	X	0.36	X	0.46	X	1.5	X	2.3	X

At December 31, 2020, the components of the allowance for loan losses consisted of the following ($ in thousands):

Allowance
Allocated:
Impaired loans	$5,669
Loans collectively evaluated	30,151
$35,820

Loan collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for loan losses for the years 2020, 2019, 2018, 2017, and 2016 ($ in thousands):

Analysis of the Allowance for Loan Losses

($ in thousands)	2020	2019	2018	2017	2016
Balance at beginning of period	$13,908	$10,065	$8,288	$7,510	$6,747
Prior period reclassification - Mortgage Reserve Funding	—	—	(181)	—	—
Beginning balance of allowance restated	13,908	10,065	8,107	7,510	6,747
Loans charged-off:
Commercial, financial and agriculture	(1,496)	(141)	(265)	(62)	(71)
Commercial real estate	(2,256)	(54)	(222)	(111)	(274)
Consumer real estate	(280)	(163)	(7)	(151)	(353)
Consumer installment	(447)	(306)	(87)	(81)	(73)
Total	(4,479)	(664)	(581)	(405)	(771)
Recoveries on loans previously charged-off:
Commercial, financial and agriculture	169	85	44	50	84
Commercial real estate	418	142	44	294	236
Consumer real estate	251	240	183	228	519
Consumer installment	402	302	148	105	70
Total	1,240	769	419	677	909
Net (Charge-offs) Recoveries	(3,239)	105	(162)	272	138
Provision for Loan Losses	25,151	3,738	2,120	506	625
Balance at end of period	$35,820	$13,908	$10,065	$8,288	$7,510

The following tables represents how the allowance for loan losses is allocated to a particular loan type as well as the percentage of the category to total loans, gross of purchase discounts at December 31, 2020, 2019 and 2018 ($ in thousands):

Allocation of the Allowance for Loan Losses

	December 31, 2020
		% of loans
		in each
		category
	Amount	to total loans
Commercial, financial and agriculture	$6,214	18.4%
Commercial real estate	24,319	63.0%
Consumer real estate	4,736	17.3%
Installment and other	551	1.3%
Total	$35,820	100%

	December 31, 2019
		% of loans
		in each
		category
	Amount	to total loans
Commercial, financial and agriculture	$3,043	13.1%
Commercial real estate	8,836	65.5%
Consumer real estate	1,694	19.8%
Installment and other	296	1.6%
Unallocated	39	—
Total	$13,908	100%

	December 31, 2018
		% of loans
		in each
		category
	Amount	to total loans
Commercial, financial and agriculture	$2,060	14.8%
Commercial real estate	6,258	64.6%
Consumer real estate	1,743	18.9%
Installment and other	201	1.7%
Unallocated	(197)	—
Total	$10,065	100%

Non-interest Income

The Company’s primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.

Non-interest income was $41.9 million at December 31, 2020, an increase of $14.9 million or 55.4% compared to December 31, 2019. The increase includes an $8.3 million, net of tax, bargain purchase gain and sale of land, an increase in mortgage income of $4.5 million and an increase in interchange fee income of $1.4 million.  Non-interest income was $26.9 million at December 31, 2019, an increase of $6.4 million or 31.1% compared to December 31, 2018, primarily consisting of increases in service charges on deposit accounts of $2.0 million, interchange fee income of $2.8 million on the increased deposit base related to the acquisitions, as well as mortgage income and other charges and fees. Other service charges increased by $308 thousand or 29.4% for the year ended 2020 to $1.4 million from $1.0 million for the year ended December 31, 2019 and other service charges increased $51 thousand or 5.1% for the year ended December 31, 2019, compared to $996 thousand for the year ended December 31, 2018.

Non-interest Expense

Non-interest expense was $106.3 million at December 31, 2020, an increase of $17.8 million in year-over-year comparison, of which $12.3 million is related to the operations of FFB and SWG.  The remaining increase of $5.5 million in expenses are related to increases in salaries and employee benefits of $6.3 million and increases in occupancy of $386 thousand.  Other expenses decreased $1.2 million in the year-over-year comparison.

Non-interest expense was $88.6 million at December 31, 2019, an increase of $12.3 million in year-over-year comparison, of which $4.3 million is related to the operations of Southwest, Sunshine, FMB, FPB and FFB.  The remaining increase of $8.0 million in expenses are related to increases in salaries and employee benefits of $3.7 million and increases in other expenses of $4.3 million.

The following table sets forth the primary components of non-interest expense for the periods indicated ($ in thousands):

Non-interest Expense

	Years ended December 31,
	2020	2019	2018
Salaries and employee benefits	$61,230	$47,016	$36,893
Occupancy	11,282	8,775	6,575
Furniture and equipment	2,551	2,021	1,551
Supplies and printing	925	798	553
Professional and consulting fees	3,897	3,558	1,926
Marketing and public relations	512	859	508
FDIC and OCC assessments	1,351	632	1,382
ATM expense	3,042	2,794	1,811
Bank communications	2,028	1,779	1,664
Data processing	1,137	898	1,051
Acquisition expense	3,315	6,275	13,810
Other	15,071	13,164	8,587
Total	$106,341	$88,569	$76,311

Amounts previously reported have been adjusted to reflect the breakout of acquisition expenses.  Total non-interest expense did not change.

Income Tax Expense

Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $10.6 million at December 31, 2020, $12.7 million at December 31, 2019 and $5.8 million at December 31, 2018. The Company’s effective income tax rate was 16.8%, 22.5% and 21.4% for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owed life insurance, and certain merger related expenses. The reduction in the Company’s effective rate for 2020 compared to 2019 was primarily due to the $7.8 million, non-taxable, bargain purchase gain related to the SWG acquisition and the CARES Act that was signed into law on March 27, 2020. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. Income taxes are discussed more fully under Note K – Income Tax of this report.

Analysis of Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company’s goals is for loans to be the largest category of the Company’s earning assets. At December 31, 2020, 2019 and 2018, respectively, average loans accounted for 71.0%, 76.5% and 77.0% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans , excluding mortgage loans held for sale, averaged $3.020 billion during 2020 and $2.341 billion during 2019, as compared to $1.679 billion during 2018.

The following table shows the composition of the loan portfolio by category ($ in thousands):

Composition of Loan Portfolio

	December 31,
	2020		2019		2018
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Mortgage loans held for sale	$21,432	0.7%	$10,810	0.4%	$4,838	0.3%
Commercial, financial and agriculture (1)	561,341	17.8%	332,600	12.7%	301,182	14.6%
Commercial real estate	1,652,993	52.6%	1,387,207	53.2%	1,100,142	53.3%
Consumer real estate	850,206	27.0%	814,282	31.2%	593,260	28.7%
Consumer installment	41,036	1.3%	42,458	1.6%	46,006	2.2%
Lease financing receivable	2,733	0.1%	3,095	0.1%	2,891	0.1%
Obligation of states and subdivisions	15,369	0.5%	20,716	0.8%	16,941	0.8%
Total loans	3,145,110	100%	2,611,168	100%	2,065,260	100%
Allowance for loan losses	(35,820)		(13,908)		(10,065)
Net loans	$3,109,290		$2,597,260		$2,055,195
(1)	Loan amount as of December 31, 2020 includes $239.7 million in PPP loans.

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

The following table sets forth the Company’s commercial and construction real estate loans maturing within specified intervals at December 31, 2020 ($ in thousands):

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One
		Year
	One Year	Through	Over Five
Type	or Less	Five Years	Years	Total
Commercial, financial and agricultural	$66,898	$409,497	$84,946	$561,341
Real estate – commercial and consumer construction	117,538	99,283	84,463	301,284
Total	$184,436	$508,780	$169,409	$862,625

Loans maturing after one year with:
Commercial, financial and agricultural
Fixed interest rates	$456,716
Floating interest rates	37,727
Total	$494,443

Real estate – commercial and consumer construction
Fixed interest rates	$124,387
Floating interest rates	59,359
Total	$183,746

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the Company’s total earning assets. Total securities averaged $917.9 million in 2020, as compared to $636.0 million in 2019, and $442.7 million in 2018. This represents 21.6%, 20.8%, and 20.3% of the average earning assets for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, investment securities, including equity securities, were $1.050 billion and represented 21.1% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.

The following table summarizes the carrying value of securities, excluding other securities, for the dates indicated ($ in thousands):

Securities Portfolio

	December 31,
	2020	2019	2018
Available-for-sale
U.S. Treasury	$9,383	$4,894	$—
U. S. Government agencies and Mortgage-backed Securities	501,402	473,265	334,812
States and municipal subdivisions	480,374	258,982	150,064
Corporate obligations	31,023	27,946	7,348
Total available-for-sale	1,022,182	765,087	492,224
Held-to-maturity
U.S. Government agencies	—	—
States and municipal subdivisions	—	—	6,000
Total held-to-maturity	—	—	6,000
Total	$1,022,182	$765,087	$498,224

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2020 ($ in thousands):

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale (1):
U.S. Treasury	$3,006	0.2%	$—	—	$6,377	1.1%	$—	—
U.S. Government agencies (2)	7,423	0.9%	42,482	1.9%	48,955	2.5%	1,310	0.7%
States and municipal subdivisions	27,310	2.8%	88,809	2.7%	135,216	2.8%	229,039	2.8%
Corporate obligations and other	—	—	16,368	2.1%	14,420	3.3%	235	2.1%
Total investment securities available-for-sale	$37,739		$147,659		$204,968		$230,584

(1)	Investments with a call feature are shown as of the contractual maturity date.
(2)	Excludes mortgage-backed securities totaling $401.2 million with a yield of 2.3%.

Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $317.8 million in 2020, $84.2 million in 2019, and $58.9 million in 2018. There were no federal funds sold at December 31, 2020, 2019, and 2018. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

Deposits. Average total deposits at December 31, 2020 were $3.918 billion, an increase of $1.118 billion, or 39.9% compared to 2019.  Average total deposits at December 31, 2019 were $2.799 billion, an increase of $756.0 million, or 37.0% compared to $2.043 billion in 2018. At December 31, 2020, total deposits were $4.215 billion, compared to $3.077 billion at December 31, 2019, an increase of $1.139 billion, or 37.0%, and $2.457 billion at December 31, 2018. Deposits of $476.1 million were acquired in 2020 with the acquisition of SWG. Deposits of $686.4 million were acquired in 2019 with the acquisitions of FPB and FFB.

The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At December 31, 2020, $614.9 million in non-interest deposit balances and $683.2 million in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s deposits without reclassification showing the balance and percentage of total deposits by type is presented for the noted periods in the following table:

Deposits

($ in thousand)	December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Non-interest-bearing accounts	$1,185,980	28.1%	$723,208	23.5%	$570,148	23.2%
NOW accounts	1,347,778	32.0%	941,598	30.6%	835,434	34.0%
Money market accounts	705,357	16.7%	462,810	15.1%	312,552	12.7%
Savings accounts	395,116	9.4%	287,200	9.3%	253,724	10.3%
Time deposits less than $100,000	218,418	5.2%	235,367	7.6%	194,006	7.9%
Time deposits of $100,000 or over	362,631	8.6%	426,350	13.9%	291,595	11.9%
Total deposits	$4,215,280	100%	$3,076,533	100%	$2,457,459	100%

The Company’s loan-to-deposit ratio,which excludes mortgage loans held for sale, was 74.1% at December 31, 2020, 84.5% at December 31, 2019 and 83.8% at December 31, 2018. The loan-to-deposit ratio averaged 77.1% during 2020. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets. The Company’s core deposits were $3.853 billion at December 31, 2020, $2.650 billion at December 31, 2019, and $2.166 billion at December 31, 2018. Management anticipates that a stable base of deposits will be the Company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits. Transaction account balances were above normal as of December 31, 2020, due to PPP loan proceeds.

Maturities of Certificates of Deposit

of $100,000 or More

		After Three
	Within Three	Through	After Twelve
($ in thousands)	Months	Twelve Months	Months	Total
December 31, 2020	$71,761	$198,397	$92,473	$362,631

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2020, advances from the FHLB totaled $110.0 million compared to $206.3 million at December 31, 2019 and $85.5 million at December 31, 2018. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were $0, $2.7 million and $0 federal funds purchased at December 31, 2020, 2019, and 2018, respectively. As part of the FFB acquisition, the Company assumed two loans in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest is payable quarterly at rates ranging from 3.80% - 4.10%.

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

In 2018, the Company acquired FMB’s Capital Trust 1 (“Trust 1”), which consisted of $6.1 million of floating rate junior subordinated deferrable interest debentures in which the Company owns all of the common equity. The Company is the sole owner of the equity of Trust 1. The Trust 1 issued $6,000,000 of preferred securities to investors. The Company makes interest payments and will make principal payments on the debentures to the Trust 1. These payments will be the source of funds used to retire the preferred securities, which are redeemable at any time beginning in 2008 and thereafter, and mature in 2033.

Subordinated Notes

April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (collectively, the “Notes”). Deferred issuance costs included in the subordinated debt were $961 thousand and $1.1 million at December 31, 2020 and December 31, 2019.

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

The Company had $144.6 million of subordinated debt, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020, compared to $80.7 million, net of deferred issuance costs $1.1 million and unamortized fair value mark $754 thousand, at December 31, 2019.

Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% for U.S government and agency securities, to 600% for certain equity exposures. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses, subject to certain limitations. An institution’s total risk-based capital for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The risk-based regulatory minimum requirements are 6% for Tier 1 and 8% for total risk-based capital.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2020, 2019 and 2018.

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

The rules modify the manner in which certain capital elements are determined. The rules make changes to the methods of calculating the risk-weighting of certain assets, which in turn affects the calculation of the risk-weighted capital ratios. Higher risk weights are assigned to various categories of assets, including commercial real estate loans, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, securitization exposures, and in certain cases mortgage servicing rights and deferred tax assets.

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

The Company has elected to delay its adoption of ASU 2016-13, as provided by the CARES Act. The Company currently anticipates adoption of ASU 2016-13 to occur as of January 1, 2021. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).

Analysis of Capital

			The Company			The First
	Adequately	Well	December 31,			December 31,
Capital Ratios	Capitalized	Capitalized	2020	2019	2018	2020	2019	2018
Leverage	4.0%	5.0%	9.2%	10.3%	10.2%	10.4%	11.8%	12.2%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	13.5%	12.5%	11.5%	15.8%	15.1%	14.8%
Tier 1	6.0%	8.0%	14.0%	13.0%	12.2%	15.8%	15.1%	14.8%
Total	8.0%	10.0%	19.1%	15.8%	15.6%	16.9%	15.6%	15.2%

Ratios

	2020	2019	2018
Return on assets (net income available to common stockholders divided by average total assets)	1.1%	1.3%	0.9%

Return on equity (net income available to common stockholders divided by average equity)	8.7%	9.5%	7.6%

Dividend payout ratio (dividends per share divided by net income per common share)	16.7%	12.2%	12.3%

Equity to asset ratio (average equity divided by average total assets)	12.7%	13.3%	11.5%

Liquidity and Capital Resources

Liquidity management involves monitoring the Company’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company’s market area.

The Company’s federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $317.8 million during the year ended December 31, 2020 and averaged $84.2 million at December 31, 2019. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2020, advances available totaled approximately $1.198 billion, of which $215.2 million had been drawn, or used for letters of credit.

As of December 31, 2020, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $513.2 million of the Company’s investment balances, compared to $348.3 million at December 31, 2019. The increase in unpledged debt from December 2020 compared to December 2019 is primarily due to an increase in acquired deposits. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2020 was 26.4%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2020	Policy Maximum
Loans to Deposits (including FHLB advances)	70.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(4.4)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.1%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	54.9%	90.0%	In Policy

	December 31, 2019	Policy Maximum
Loans to Deposits (including FHLB advances)	79.2%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.9%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.1%	10.0%	In Policy
FHLB Advances / Total Assets	5.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	56.5%	90.0%	In Policy

	December 31, 2018	Policy Maximum
Loans to Deposits (including FHLB advances)	80.5%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.9%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	77.8%	90.0%	In Policy

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

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program had an expiration date of December 31, 2019. Under the March 2019 program, the Company could repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program was determined by management at its discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 168,188 shares under the March 2019 program in 2019.

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019. Under the program, the Company could from time to time repurchase up to $15 million of shares of its common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and depended on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The renewed share repurchase program expired on December 31, 2020. The Company repurchased 289,302 shares in 2020 pursuant to the program.

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the "Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company's issued and outstanding common stock. Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program will have an expiration date of December 31, 2021.

Commitments and Contractual Obligations

The following table presents, as of December 31, 2020, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

			After One	After Three
	Note	Within One	But Within	But Within	After Five
($ in thousands)	Reference	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	G	$3,634,231	$—	$—	$—	$3,634,231
Time deposits	G	420,367	126,027	23,316	11,339	581,049
Borrowings	H	110,735	1,560	1,685	667	114,647
Lease obligations	I	1,807	2,841	1,822	1,842	8,312
Trust preferred subordinated debentures	N	—	—	—	15,796	15,796
Subordinated note purchase agreement	N	—	—	—	128,796	128,796
Total Contractual obligations		$4,166,980	$130,428	$26,823	$158,440	$4,482,671

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

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2020, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2020	Net Interest Income at Risk – Year 1
($in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	130,713	131,908	134,793	141,628	147,180	151,440	154,580
Dollar Change	(4,080)	(2,885)		6,835	12,387	16,647	19,787
NII @ Year 1	(3.0)%	(2.1)%		5.1%	9.2%	12.4%	14.7%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $4.1 million lower than in a stable interest rate scenario, for a negative variance of 3.0%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely increase by $12.4 million, or 9.2%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-

pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio was approximately 211.7% at December 31, 2020, 151.9% at December 31, 2019 and 191.6% at December 31, 2018. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year.

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

	December 31, 2020 - Balance Sheet Shock
($in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	663,134	774,745	964,302	1,100,056	1,201,063	1,272,207	1,316,039
Change in EVE from base	(301,168)	(189,557)		135,754	236,761	307,905	351,737
% Change	(31.2)%	(19.7)%		14.1%	24.6%	31.9%	36.5%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

	December 31, 2019 - Balance Sheet Shock
($in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	834,772	780,800	833,959	916,032	969,472	999,703	1,011,517
Change in EVE from base	813	(53,159)		82,073	135,513	165,744	177,558
% Change	0.1%	(6.4)%		9.8%	16.3%	19.9%	21.3%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

Shareholders and the Board of Directors of The First Bancshares

Hattiesburg, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. In situations in which the SEC allows management to limit its assessment of internal control over financial reporting by excluding certain entities, the auditor may limit the internal control audit in the same manner. As permitted, the Company has excluded the operations of Southwest Georgia Financial Corporation acquired during 2020, which is described in Note C of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative and Economic Factors

The allowance for loan losses is a valuation allowance reserved for probable incurred credit losses. As described in Note B “Summary of Significant Accounting Policies” to the consolidated financial statements, the Company’s allowance for loan losses consists of two components: a reserve for general pool (or formula pool) loans that are collectively evaluated for impairment and a reserve for loans individually evaluated for impairment based on expected loan specific losses. The general pool component is calculated using the Bank’s actual loan loss history by portfolio, by grouping together loans with similar risk characteristics into four major segments. These loss factors are also supplemented with other qualitative and economic factors. The allowance for loan losses is material to the financial statements in total and is management’s largest valuation estimate.

Significant judgment is exercised by the Company in the determination of the qualitative and economic factors, including the following:

●	Assessing changes in national and local economic and business conditions and developments that affect the collectability of the portfolio such as real gross domestic product, unemployment rates and labor force participation
●	Assessing changes in the nature and volume of the portfolio
●	Assessing changes in credit concentration
●	Measuring internal risk encompassing changes in lending policies, management and staff

We identified auditing management’s estimate of the qualitative and economic factors as a critical audit matter as it involved significant audit effort and especially subjective auditor judgment. Our primary audit procedures related to auditing this critical audit matter included the following:

We tested the operating effectiveness of management’s controls over the qualitative and economic factors including controls over:

●	Reasonableness of the applied qualitative factors
●	Math accuracy of the allowance calculation
●	Loan review
●	Changes in risk ratings of commercial loans

●	Past due monitoring
●	Completeness and accuracy of inputs including queries and reports used in the computation of the allowance for loan losses

We also performed substantive testing over the allowance qualitative and economic factors including:

●	Tested qualitative and economic factor adjustments to historical loss rates including comparison to external data and evaluating the reasonableness of management’s significant assumptions and accuracy of qualitative and economic factors applied
●	Performed data validation of inputs and tested mathematical accuracy of management’s calculation.
●	Tested completeness and accuracy of reports utilized in the allowance for loan loss calculation
●	Analytically evaluated the qualitative and economic factor allocation year over year for reasonableness

Business Combinations – Fair Value of Acquired Loans

As described in Note C – Business Combinations to the consolidated financial statements, on April 3, 2020 the Company completed its acquisition of Southwest Financial Corporation (“SWG”) for total consideration of $47.9 million. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make significant estimates and assumptions. The fair value of a loan portfolio acquired in a business combination requires significant estimates and assumptions, specifically the determination of the fair value of acquired loans . In determining the fair value of loans acquired, management estimated the amount and timing of principal and interest cash flows expected to be collected on the loans and discounted those cash flows at a market rate of interest, among other assumptions. Management relied on a third party valuation specialist to assist them in developing their estimates. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the bargain purchase gain recorded as a result of the acquisition.

We identified auditing the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. The principal considerations for our determination that this is a critical audit matter is the level of judgment involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill to evaluate the development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

To this critical audit matter, we performed auditing procedures including the following:

●	Tested the operating effectiveness of controls over the Company’s identification of loans with credit deterioration at acquisition date and valuation of these loans, assessment of work performed by the third-party valuation specialist including application of subjective assumptions in estimating cash flows, and completeness and accuracy of the data utilized in the fair value determination by the third-party specialist.
●	Evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including assessment of significant assumptions, and evaluating whether the assumptions used were reasonable considering past acquisitions and current market participant views and other factors.
●	Utilized internal valuation specialists to assist in testing the Company’s calculation of the fair value of the loan portfolio acquired and certain significant assumptions, including prepayment speeds and discount rates.
●	Tested the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluated the reasonableness of the criteria utilized by management in the determination.

We have served as the Company’s auditor since 2018.

/s/ Crowe LLP

Atlanta, GA

March 12, 2021

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

($ in thousands except per share data)

	2020	2019
ASSETS
Cash and due from banks	$137,684	$89,736
Interest-bearing deposits with banks	424,870	79,128
Total cash and cash equivalents	562,554	168,864
Debt securities available-for-sale securities, at fair value	1,022,182	765,087
Other securities	27,475	26,690
Total securities	1,049,657	791,777
Loans held for sale	21,432	10,810
Loans, net of allowance of $35,820 in 2020 and $13,908 in 2019	3,087,858	2,586,450
Interest receivable	26,344	14,802
Premises and equipment	114,823	98,458
Operating lease right-of-use assets	5,969	6,518
Finance lease right-of-use assets	2,658	—
Cash surrender value of life insurance	73,732	59,572
Goodwill	156,944	158,572
Other real estate owned	5,802	7,299
Other assets	44,987	38,741
Total assets	$5,152,760	$3,941,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$571,079	$723,208
Interest-bearing	3,644,201	2,353,325
Total deposits	4,215,280	3,076,533
Interest payable	2,134	2,508
Borrowed funds	114,647	214,319
Subordinated debentures	144,592	80,678
Operating lease liabilities	6,031	6,518
Finance lease liabilities	2,281	—
Other liabilities	22,980	17,649
Total liabilities	4,507,945	3,398,205
Stockholders' Equity:
Common stock, par value $1 per share: 40,000,000 shares authorized; 21,598,993 shares issued in 2020, 40,000,000 shares authorized and 18,996,948 shares issued in 2019, respectively	21,599	18,997
Additional paid-in capital	456,919	409,805
Retained earnings	154,241	110,460
Accumulated other comprehensive income	25,816	10,089
Treasury stock, at cost (483,984 shares - 2020; 194,682 shares - 2019)	(13,760)	(5,693)
Total stockholders’ equity	644,815	543,658
Total liabilities and stockholders’ equity	$5,152,760	$3,941,863

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

($ in thousands, except per share amount)

	2020	2019	2018

INTEREST INCOME
Interest and fees on loans	$157,564	$128,858	$86,822
Interest and dividends on securities:
Taxable interest and dividends	13,961	14,244	9,020
Tax-exempt interest	6,913	3,566	2,939
Interest on federal funds sold	8	7	206
Interest on deposits in banks	902	1,854	991
Total interest income	179,348	148,529	99,978
INTEREST EXPENSE
Interest on deposits	19,608	19,763	10,785
Interest on borrowed funds	7,056	6,960	4,306
Total interest expense	26,664	26,723	15,091
Net interest income	152,684	121,806	84,887
Provision for loan losses	25,151	3,738	2,120
Net interest income after provision for loan losses	127,533	118,068	82,767
NON-INTEREST INCOME
Service charges on deposit accounts	7,213	7,838	5,792
Other service charges and fees	1,355	1,047	996
Interchange fees	9,433	8,024	5,247
Secondary market mortgage income	10,446	5,988	4,048
Bank owned life insurance income	1,514	1,414	937
Gain (loss) on sale of premises	443	13	(137)
Securities gains	281	122	334
Gain (loss) on sale of other real estate	(537)	(144)	60
Financial assistance and bank enterprise awards	968	947	2,098
Bargain purchase gain	7,835	—	—
Other	2,925	1,698	1,186
Total non-interest income	41,876	26,947	20,561
NON-INTEREST EXPENSE
Salaries	50,853	40,152	32,233
Employee benefits	10,377	6,864	4,660
Occupancy	11,282	8,775	6,575
Furniture and equipment	2,551	2,021	1,551
Supplies and printing	925	798	553
Professional and consulting fees	3,897	3,558	1,926
Marketing and public relations	512	859	508
FDIC and OCC assessments	1,351	632	1,382
ATM expense	3,042	2,794	1,811
Bank communications	2,028	1,779	1,664
Data processing	1,137	898	1,051
Acquisition expense	3,315	6,275	13,810
Other	15,071	13,164	8,587

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

Continued:	2020	2019	2018
Total non-interest expense	106,341	88,569	76,311
Income before income taxes	$63,068	$56,446	$27,017
Income taxes	10,563	12,701	5,792

Net income available to common stockholders	$52,505	$43,745	$21,225

Earnings per share:
Basic	$2.53	$2.57	$1.63
Diluted	2.52	2.55	1.62

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

($ in thousands)	2020	2019	2018

Net income	$52,505	$43,745	$21,225

Other comprehensive income:
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	21,345	16,084	(1,484)
Reclassification adjustment for (gains) included in net income	(281)	(122)	(334)

Unrealized holding gain/(loss) arising during the period on available-for-sale securities	21,064	15,962	(1,818)

Income tax benefit (expense)	(5,337)	(4,077)	460

Other comprehensive income (loss)	15,727	11,885	(1,358)

Comprehensive income	$68,232	$55,630	$19,867

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

($ in thousands except per share amount)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2018	11,192,401	$11,193	$158,456	$53,721	$(438)	(26,494)	$(464)	$222,468
Net income	—	—	—	21,225	—	—	—	21,225
Other comprehensive income	—	—	—	—	(1,358)	—	—	(1,358)
Dividend on common stock, $.20 per common share	—	—	—	(2,600)	—	—	—	(2,600)
Issuance of shares for Southwest acquisition	1,134,010	1,134	34,871	—	—	—	—	36,005
Issuance of shares for Sunshine acquisition	726,461	726	22,702	—	—	—	—	23,428
Issuance of shares for FMB acquisition	1,763,042	1,763	61,777	—	—	—	—	63,540
Issuance restricted stock grant	60,984	61	(61)	—	—	—	—	—
Restricted stock grant forfeited	(19,236)	(19)	19	—	—	—	—	—
Expense associated with common stock issuance	—	—	(237)	—	—	—	—	(237)
Compensation expense	—	—	1,154	—	—	—	—	1,154
ASU 2016-01 implementation	—	—	—	(348)	—	—	—	(348)
Repurchase of restricted stock for payment of taxes	(570)	(1)	(22)	—	—	—	—	(23)
Balance, December 31, 2018	14,857,092	$14,857	$278,659	$71,998	$(1,796)	(26,494)	$(464)	$363,254

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

($ In Thousands except per share amount)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Net income, 2019	—	—	—	43,745	—	—	—	43,745
Common stock repurchased	—	—	—	—	—	(168,188)	(5,229)	(5,229)
Other comprehensive income	—	—	—	—	11,885	—	—	11,885
Dividend on common stock, $.31 per common share	—	—	—	(5,283)	—	—	—	(5,283)
Issuance of shares for FPB acquisition	2,377,501	2,378	75,842	—	—	—	—	78,220
Issuance of shares for FFB acquisition	1,682,889	1,683	53,785	—	—	—	—	55,468
Issuance restricted stock grant	89,315	89	(89)	—	—	—	—	—
Restricted stock grant forfeited	(7,931)	(8)	8	—	—	—	—	—
Compensation expense	—	—	1,661	—	—	—	—	1,661
Repurchase of restricted stock for payment of taxes	(1,918)	(2)	(61)	—	—	—	—	(63)
Balance, December 31, 2019	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

($ In Thousands except per share amount)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Total
Net income, 2020	—	—	—	52,505	—	—	—	52,505
Common stock repurchased	—	—	—	—	—	(289,302)	(8,067)	(8,067)
Other comprehensive income	—	—	—	—	15,727	—	—	15,727
Dividend on common stock, $.42 per common share	—	—	—	(8,724)	—	—	—	(8,724)
Issuance of shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Issuance restricted stock grant	78,189	78	(78)	—	—	—	—	—
Restricted stock grant forfeited	(7,421)	(7)	7	—	—	—	—	—
Compensation expense	—	—	2,352	—	—	—	—	2,352
Repurchase of restricted stock for payment of taxes	(15,690)	(16)	(478)	—	—	—	—	(494)
Balance, December 31, 2020	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

($ in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,505	$43,745	$21,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,354	5,314	4,300
FHLB Stock dividends	(133)	(171)	(97)
Provision for loan losses	25,151	3,738	2,120
Deferred income taxes	(3,015)	912	2,523
Restricted stock expense	2,352	1,661	1,154
Increase in cash value of life insurance	(1,514)	(1,414)	(937)
Amortization and accretion, net, related to acquisitions	(3,945)	(1,791)	(680)
Bank premises and equipment (gain)/loss	(443)	(13)	137
Acquisition gain	(7,835)	—	—
Securities gains	(281)	(122)	(334)
Loss on sale/writedown of other real estate	1,352	680	342
Residential loans originated and held for sale	(318,969)	(186,132)	(137,287)
Proceeds from sale of residential loans held for sale	308,347	180,120	137,293
Changes in:
Interest receivable	(9,185)	(1,203)	(671)
Other assets	(5,313)	1,157	2,401
Interest payable	(374)	914	144
Operating lease liability	(1,545)	(898)	—
Other liabilities	1,676	(1,797)	(133)
Net cash provided by operating activities	51,185	44,700	31,500

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(356,755)	(180,502)	(66,350)
Purchases of other securities	(3,056)	(11,085)	(8,644)
Proceeds from maturities and calls of available-for-sale securities	203,670	109,189	61,587
Proceeds from sales of securities available-for-sale	579	32,976	40,289
Proceeds from redemption of other securities	3,407	2,712	5,714
Increase in loans	(131,589)	(44,102)	(81,193)
Net additions to premises and equipment	(4,398)	(7,892)	(4,057)
Purchase of bank owned life insurance	(5,683)	—	—
Proceeds from sale of other real estate owned	4,036	5,097	1,396
Proceeds from sale of land	1,416	—	—
Proceeds from sale of other assets	—	65	—
Cash received in excess of cash paid for acquisition	29,245	30,860	42,450
Net cash used in investing activities	(259,128)	(62,682)	(8,808)

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

Continued:
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(Decrease) in deposits	664,413	(67,821)	46,224
Proceeds from borrowed funds	212,000	364,715	105,000
Repayment of borrowed funds	(321,172)	(258,673)	(168,680)
Dividends paid on common stock	(8,589)	(5,190)	(2,557)
Net proceeds from issuance of stock	—	—	(237)
Cash paid to repurchase common stock	(8,067)	(5,229)	—
Repurchase of restricted stock for payment of taxes	(494)	(63)	(23)
Principal payment on finance lease liabilities	(183)	—	—
Issuance of subordinated debt, net	63,725	—	64,766
Net cash provided by financing activities	601,633	27,739	44,493

Net increase in cash and cash equivalents	393,690	9,757	67,185
Cash and cash equivalents at beginning of year	168,864	159,107	91,922
Cash and cash equivalents at end of year	$562,554	$168,864	$159,107

Supplemental disclosures:

Cash paid during the year for:
Interest	$22,476	$20,673	$10,982
Income taxes, net of refunds	13,971	11,102	2,120

Non-cash activities:
Transfers of loans to other real estate	3,595	1,706	1,528
Issuance of restricted stock grants	78	89	61
Stock issued in connection with Southwest acquisition	—	—	36,005
Stock issued in connection with Sunshine acquisition	—	—	23,428
Stock issued in connection with FMB acquisition	—	—	63,540
Stock issued in connection with FPB acquisition	—	78,220	—
Stock issued in connection with FFB acquisition	—	55,468	—
Stock issued in connection with SWG acquisition	47,858	—	—
Dividends on restricted stock grants	135	93	43
Right-of-use assets obtained in exchange for operating lease liabilities	3,162	6,717	—

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

Consumer Banking – The Company provides banking services to consumers, including checking, savings and money market accounts as well as certificate of deposit and individual retirement accounts. In addition, the Company provides consumers with installment and real estate loans and lines of credit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, acquisition accounting, intangible assets, deferred tax assets, and fair value of financial instruments. It is reasonably possible the Company’s estimate of the allowance for credit losses and determination of impairment of goodwill or intangible assets could change as a result of the continued impact of the COVID-19 pandemic on the economy.  The resulting change in these estimates could be material to the Company’s consolidated financial statements.

Debt Securities

Investments in debt securities are accounted for as follows:

Available-for-Sale Securities

Debt securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported net of tax, as component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity, until realized. Premiums and discounts are recognized in interest income using the interest method. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold.

Securities to be Held-to-Maturity

Debt securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. There were no held-to-maturity securities on hand at December 31, 2020 and 2019.

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2020 and 2019.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. There were no equity securities on hand at December 31, 2020 and 2019.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.

Shares of FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No other-than-temporary impairment was noted for the years ended December 31, 2020, 2019 and 2018.

Interest Income

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Other-than-Temporary Impairment (“OTTI”)

Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the principal amount outstanding, net of the allowance for loan losses, unearned income, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method. Premiums and discounts on purchased loans not deemed purchase credit impaired are deferred and amortized as a level yield adjustment over the respective term of the loan.

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

Loans are generally placed on a nonaccrual status, and the accrual of interest on such loan is discontinued, when principal or interest is past due ninety days or when specifically determined to be impaired unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded in interest income. Past due status is determined based upon contractual terms. Loans are returned to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The allowance consists of two components, a reserve for general pool (or formula pool) loans that are collectively evaluated for impairment, and a reserve for loans individually evaluated for impairment based on expected loan specific losses. These components represent an estimation performed pursuant to either ASC Topic 450, Contingencies, or ASC Subtopic 310-10, Receivables. Loans individually evaluated for specific impairment are loans where management has determined that all amounts due according to the contractual terms of the loan agreement are unable to be collected. Loans that are considered to be TDRs are individually evaluated for specific impairment as well. Factors considered in determining impairment include the present value of estimated future cash flows when there is a possibility of collecting principal and interest payments as scheduled, or by using the fair value less liquidation costs of collateral if it is expected that this is the only future possibility of repayment. The general pool (or formula pool) loan impairment is calculated using the Bank’s actual loan loss history segregated by portfolio segment grouping together loans with similar risk characteristics. The four major segments or “bands” are Commercial Real Estate, Commercial Non-Real Estate, Consumer Real Estate, and Consumer Non-Real Estate. These loss factors are also supplemented with other qualitative and economic factors including but not limited to current local and national economic conditions, changes in lending policies/management/staff, changes in credit concentrations, as well as trends in the volume and size of loans.

The Bank also has acquired loan portfolios accounted for under the acquisition method of accounting. Within these portfolios are purchased credit impaired loans accounted for under ASC Topic 310-30. Impairment may be determined specifically at an individual loan level, or estimated on various pools of loans having common risk characteristics.

Purchased Credit Impaired Loans

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

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2020 and 2019, other real estate owned totaled $5.8 million and $7.3 million, respectively.

Goodwill and Other Intangible Assets

The change in goodwill during the year is as follows ($ in thousands):

	2020	2019	2018
Beginning of year	$158,572	$89,750	$19,960
Acquired goodwill	(1,628)	68,822	69,790
End of year	$156,944	$158,572	$89,750

Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. The goodwill impairment loss, if any, is measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. During the first quarter of 2020, management determined that the deterioration in the general economic conditions as a result of the COVID-19 pandemic represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed in the first quarter of 2020, we determined that goodwill was not impaired. Due to the ongoing economic uncertainty present at the end of the second quarter, the Company prepared a Step 1 goodwill impairment analysis as of June 30, 2020. In testing goodwill for impairment, the Company compared the estimated fair value of its reporting unit to its carrying amount, including goodwill. The estimated fair value of the reporting unit exceeded its book value. As of December 31, 2020, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. For the goodwill impairment analysis, the Commercial/Retail Bank segment of the Company is the only reporting unit.

The Company’s acquisition method recognized intangible assets, which are subject to amortization, and included in other assets in the accompanying consolidated balance sheets, are core deposit intangibles, amortized on a straight-line basis, over a 10 year average life. Such assets are periodically evaluated as to the recoverability of carrying values. The definite-lived intangible assets had the following carrying values at December 31, 2020 and 2019:

2020
	Gross		Net
	Carrying	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Core deposit intangibles	$42,651	$(11,895)	$30,756

2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$38,095	$(7,802)	$30,293

The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:
2018	$1,656
2019	3,216
2020	4,093

Amount
Estimated amortization expense for the year ending December 31:
2021	$4,137
2022	3,967
2023	3,921
2024	3,891
2025	3,876
Thereafter	10,964
$30,756

Cash Surrender Value of Life Insurance

The Company invests in bank owned life insurance (“BOLI”). BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is reported as an asset, and increases in cash surrender values are reported as income.

Deferred Financing Costs

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

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.

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

ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2020 and 2019, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018, was $333 thousand, $648 thousand, and $382 thousand, respectively.

Statements of Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the subsidiary bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded in the financial statements when they are funded.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations available to common stockholders ($ in thousands, except per share amount):

For the Year Ended December 31, 2020
	Net	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic per common share	$52,505	20,718,544	$2.53
Effect of dilutive shares:
Restricted Stock	—	104,106
	$52,505	20,822,650	$2.52

For the Year Ended December 31, 2019
	Net	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic per common
share	$43,745	17,050,095	$2.57

Effect of dilutive shares:
Restricted Stock	—	133,990
	$43,745	17,184,085	$2.55

For the Year Ended December 31, 2018
	Net	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic per common share	$21,225	12,985,733	$1.63

Effect of dilutive shares:
Restricted Stock	—	108,192
	$21,225	13,093,925	$1.62

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

Investment in Limited Partnership

The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $2.5 million at December 31, 2020 and $3.0 million at December 31, 2019, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2020, 2019 and 2018.

Reclassifications

Certain reclassifications have been made to the 2019 and 2018 financial statements to conform with the classifications used in 2020. These reclassifications did not impact the Company’s consolidated financial condition or results of operations.

Accounting Standards

During the year ended December 31, 2020, there were no significant accounting pronouncements applicable to the Company that became effective.

New Accounting Standards That Have Not Yet Been Adopted

In October 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-08, “Codification Improvements to Subtopic 310-20 Receivables – Nonrefundable Fees and Other Costs.”  ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates.  ASU 2020-08 will be effective on January 1, 2021 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848):  Scope.”  ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  The guidance is effective as of January 1, 2021.  The Company is assessing ASU 2020-04 and ASU 2021-01 and their impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU makes narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses (“CECL”) standard issued in 2016.  ASU 2016-13  “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.  The Company elected to delay the adoption of CECL afforded through the CARES Act.  The Company currently anticipates CECL adoption to occur as of January 1, 2021.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).   The FASB issued new guidance (Topic 326) to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the CECL model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor.  In addition, the amendments in Topic 326 require credit losses on available-for-sale debt securities to be presented as a valuation allowance rather than as a direct write-down.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.  For calendar year-end SEC filers, it is effective for March 31, 2020 interim financial statements.  For debt securities with OTTI, the guidance will be applied prospectively.  Existing PCI assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption.  The assets will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company elected to delay the adoption of CECL afforded through the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021.

The Company’s Allowance for Credit Loss Committee (“ACL Committee”), made up of executive and senior management from corporate administration, accounting, risk management, and credit and portfolio administration, have reviewed and approved the methodology and initial setup of the CECL Model. All historical data used in the model’s calculation, the mathematical accuracy of that calculation, and any inputs provided externally that affect the calculation have been independently validated. Internal controls necessary in maintaining accuracy to estimate an adequate reserve have been designed but not tested for operating effectiveness. The Company elected to delay the adoption of CECL afforded through the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021. The delayed adoption will allow extra time to document and test controls over this standard and will allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2021 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). The Company has elected to delay its adoption of ASU 2016-13, as provided by the CARES Act. The Company currently anticipates CECL adoption to occur as of January 1, 2021. The Company plans to elect and utilize the five-year CECL transition. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company's regulatory capital ratios.

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

Acquisitions

Southwest Georgia Financial Corporation

On April 3, 2020, the Company completed its acquisition of SWG, and immediately thereafter merged its wholly-owned subsidiary, Southwest Georgia Bank with and into The First.  The Company paid a total consideration of $47.9 million to the SWG shareholders as consideration in the merger, which included 2,546,967 shares of Company common stock and approximately $2 thousand in cash.  As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In connection with the acquisition, the Company recorded a $7.8 million bargain purchase gain and $4.6 million core deposit intangible.  The bargain purchase gain was generated as a result of the estimated fair value of net assets acquired exceeding the merger consideration, based on provisional fair values, which is reflected as an adjustment to retained earnings.  The bargain purchase gain is considered non-taxable for income taxes purposes.  The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $394.6 million loan portfolio at an estimated fair value discount of $2.3 million.  The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the SWG acquisition were $2.5 million and $257 thousand for the twelve months period ended December 31, 2020 and 2019, respectively.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$47,860
Total purchase price	47,860

Identifiable assets:
Cash and due from banks	$29,247
Investments	89,737
Loans	392,292
Core deposit intangible	4,556
Personal and real property	18,558
Bank owned life insurance	6,963
Other assets	3,402
Total assets	544,755

Liabilities and equity:
Deposits	476,099
Borrowed funds	9,500
Other liabilities	3,461
Total liabilities	489,060
Net assets acquired	55,695
Bargain purchase gain	$(7,835)

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets as of the date of acquisition and at December 31, 2020, are as follows ($ in thousands):

Outstanding principal balance	$297,528
Carrying amount	295,772

PCI loans are discussed more fully under Part II – Item 8.  Financial Statements and Supplementary Data – Note E – Loans of this report.

First Florida Bancorp, Inc.

On November 1, 2019, the Company completed its acquisition of FFB, and immediately thereafter merged its wholly-owned subsidiary, First Florida Bank with and into The First.  The Company paid a total consideration of $89.5 million in stock to the FFB shareholders as consideration in the merger, which included 1,682,889 shares of Company common stock and approximately $34.1 million in cash.

In connection with the acquisition, the Company recorded approximately $38.4 million of goodwill and $3.7 million of core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $248.9 million loan portfolio at an estimated fair value discount of $1.7 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the acquisition were $668 thousand and $2.4 million for the twelve months period ended December 31, 2020 and 2019, respectively.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed on November 1, 2019, along with valuation adjustments that have been made since initially reported ($ in thousands):

		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$50,169	$—	50,169
Investments	122,084	—	122,084
Loans	247,263	—	247,263
Core deposit intangible	3,745	—	3,745
Personal and real property	4,991	—	4,991
Other assets	2,283	1,336	3,619
Total assets	430,535	1,336	431,871

Liabilities and equity:
Deposits	373,908	—	373,908
Borrowed funds	5,527	—	5,527
Other liabilities	1,619	(295)	1,324
Total liabilities	381,054	(295)	380,759
Net assets acquired	49,481	1,631	51,112
Consideration paid	89,520	—	89,520
Goodwill resulting from acquisition	$40,039	$(1,631)	$38,408

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2020, are as follows ($ in thousands):

Outstanding principal balance	$160,641
Carrying amount	159,628

PCI loans are discussed more fully under Part II – Item 8. Financial Statements and Supplementary Data – Note E – Loans of this report.

FPB Financial Corp.

On March 2, 2019, the Company completed its acquisition of FPB, and immediately thereafter merged its wholly-owned subsidiary, Florida Parishes Bank with and into The First.  The Company paid a total consideration of $78.2 million in stock to the FPB shareholders as consideration in the merger, which included 2,377,501 shares of Company common stock and $5 thousand in cash.

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

Expenses associated with the acquisition were $77 thousand and $2.3 million for the twelve months period ended December 31, 2020 and 2019, respectively.  These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

Supplemental Pro Forma Information

The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2020 and 2019 as if the FPB, FFB and SWG acquisitions had occurred on January 1, 2019.  The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

	Pro Forma for the Year Ended
	December 31,
	2020	2019
($ in thousands)	(unaudited)	(unaudited)
Net interest income	$158,241	$158,179
Non-interest income	43,077	35,342
Total revenue	201,318	193,521
Income before income taxes	66,283	84,666

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. Purchased credit impaired loans acquired in the FPB, FFB and SWG acquisitions were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

NOTE D – SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S Treasury	$9,063	$320	$—	$9,383
Obligations of U.S. government agencies and sponsored entities	97,107	3,130	67	100,170
Tax-exempt and taxable obligations of states and municipal subdivisions	464,348	16,326	300	480,374
Mortgage-backed securities - residential	228,257	8,206	42	236,421
Mortgage-backed securities - commercial	158,784	6,087	60	164,811
Corporate obligations	30,063	976	16	31,023
Total available-for-sale	$987,622	$35,045	$485	$1,022,182

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S Treasury	$4,967	$—	$73	$4,894
Obligations of U.S. government agencies and sponsored entities	76,699	1,475	224	77,950
Tax-exempt and taxable obligations of states and municipal subdivisions	253,527	5,602	147	258,982
Mortgage-backed securities - residential	263,229	4,726	107	267,848
Mortgage-backed securities - commercial	125,292	2,398	223	127,467
Corporate obligations	27,877	218	149	27,946
Total available-for-sale	$751,591	$14,419	$923	$765,087

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	December 31, 2020
	Amortized	Fair
Available-for-Sale	Cost	Value

Within one year	$37,504	$37,739
One to five years	142,110	147,659
Five to ten years	198,583	204,968
Beyond ten years	222,384	230,584
Mortgage-backed securities: residential	228,257	236,421
Mortgage-backed securities: commercial	158,784	164,811
Total	$987,622	$1,022,182

The proceeds from sales and calls of securities and the associated gains and losses are listed below

($ in thousands):	2020	2019	2018
Gross gains	$289	$147	$880
Gross losses	8	25	546
Realized net gain	$281	$122	$334

Securities with a carrying value of $576.0 million and $447.0 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The following table summarizes available-for-sale securities with unrealized and unrecognized losses at December 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	2020
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies and sponsored entities	6,593	65	326	2	6,919	67
Tax-exempt and taxable obligations of states and municipal subdivisions	10,193	300	—	—	10,193	300
Mortgage-backed securities: residential	30,202	42	11	—	30,213	42
Mortgage-backed securities: commercial	10,134	29	3,596	31	13,730	60
Corporate obligations	5,217	8	40	8	5,257	16
Total available-for-sale	$62,339	$444	$3,973	$41	$66,312	$485

	2019
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$4,894	$73	$—	$—	$4,894	$73
Obligations of U.S. government agencies and sponsored entities	22,987	224	—	—	22,987	224
Tax-exempt and taxable obligations of states and municipal subdivisions	27,913	146	322	1	28,235	147
Mortgage-backed securities: residential	22,328	55	7,602	52	29,930	107
Mortgage-backed securities: commercial	10,787	166	17,649	57	28,436	223
Corporate obligations	10,636	49	436	100	11,072	149
Total available-for-sale	$99,545	$713	$26,009	$210	$125,554	$923

At December 31, 2020 and December 31, 2019, the Company’s security portfolio consisted of 71 and 156 securities, respectively, that were in an unrealized loss position. The Company reviews its investment portfolio quarterly for indications of OTTI, with attention given to securities in a continuous loss position of at least ten percent for over twelve months. Management believes that none of the losses on available-for-sale securities noted above constitute an OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The noted losses are considered temporary due to market fluctuations in available interest rates.  Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. No OTTI losses were recognized at December 31, 2020 and 2019.

NOTE E – LOANS

The Company uses four different categories to classify loans in its portfolio based on the underlying collateral securing each loan. The loans grouped together in each category have been determined to share similar risk characteristics with respect to credit quality. Those four categories are commercial, financial and agriculture, commercial real estate, consumer real estate, consumer installment;

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

Consumer installment – Consumer installment loans are all loans issued to individuals that are not for any purpose related to operation of a business, and not secured by real estate. Repayment on these loans is mostly dependent on personal income, which may be impacted by general economic conditions.

The following table shows the composition of the loan portfolio by category ($in thousands):

	December 31, 2020		December 31, 2019
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
Mortgage loans held for sale	$21,432	0.7%	$10,810	0.4%
Commercial, financial and agriculture (1)	561,341	17.8%	332,600	12.7%
Commercial real estate	1,652,993	52.6%	1,387,207	53.2%
Consumer real estate	850,206	27.0%	814,282	31.2%
Consumer installment	41,036	1.3%	42,458	1.6%
Lease financing receivable	2,733	0.1%	3,095	0.1%
Obligation of states and subdivisions	15,369	0.5%	20,716	0.8%
Total loans	3,145,110	100%	2,611,168	100%
Allowance for loan losses	(35,820)		(13,908)
Net loans	$3,109,290		$2,597,260

(1)	Loan amount as of December 31, 2020 includes $239.7 million in PPP loans.

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market.  Commitments from investors to purchase the loans are obtained upon origination.

Activity in the allowance for loan losses for December 31, 2020, 2019 and 2018 was as follows:

($ in thousands)

	2020	2019	2018
Balance at beginning of period	$13,908	$10,065	$8,288
Prior period reclassification – Mortgage Reserve Funding	—	—	(181)
Beginning balance of allowance restated	13,908	10,065	8,107
Loans charged-off:
Commercial, financial and agriculture	(1,496)	(141)	(265)
Commercial real estate	(2,256)	(54)	(222)
Consumer real estate	(280)	(163)	(7)
Consumer installment	(447)	(306)	(87)
Total	(4,479)	(664)	(581)

Recoveries on loans previously charged-off:
Commercial, financial and agriculture	169	85	44
Commercial real estate	418	142	44
Consumer real estate	251	240	183
Consumer installment	402	302	148
Total	1,240	769	419
Net (Charge-offs) Recoveries	(3,239)	105	(162)
Provision for Loan Losses	25,151	3,738	2,120
Balance at end of period	$35,820	$13,908	$10,065

The following tables provide the ending balances in the Company's loans (excluding mortgage loans held for sale) and allowance for loan losses, broken down by portfolio segment as of December 31, 2020 and 2019. The tables also provide additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses ($ in thousands).

	Commercial,
	Financial and	Commercial	Consumer	Consumer
December 31, 2020	Agriculture	Real Estate	Real Estate	Installment	Unallocated	Total
Loans
Individually evaluated	$2,241	$23,857	$1,248	$49	$—	$27,395
Collectively evaluated	574,152	1,971,292	494,833	41,498	—	3,081,775
PCI Loans	244	9,056	5,185	23	—	14,508
Total	$576,637	$2,004,205	$501,266	$41,570	$—	$3,123,678

Allowance for Loan Losses
Individually evaluated	$1,235	$4,244	$176	$14	$—	$5,669
Collectively evaluated	4,979	20,075	4,560	537	—	30,151
Total	$6,214	$24,319	$4,736	$551	$—	$35,820

	Commercial,
	Financial and	Commercial	Consumer	Consumer
December 31, 2019	Agriculture	Real Estate	Real Estate	Installment	Unallocated	Total
Loans
Individually evaluated	$2,493	$25,984	$1,181	$281	$—	$29,939
Collectively evaluated	339,003	1,773,934	398,471	41,112	—	2,552,520
PCI Loans	191	10,471	7,204	33	—	17,899
Total	$341,687	$1,810,389	$406,856	$41,426	$—	$2,600,358

Allowance for Loan Losses
Individually evaluated	$1,182	$3,021	$141	$80	$—	$4,424
Collectively evaluated	1,861	5,815	1,553	216	39	9,484
Total	$3,043	$8,836	$1,694	$296	$39	$13,908

For those PCI loans disclosed above, no impairment has been provided through the allowance for loan losses.

The following tables provide additional detail of impaired loans broken out according to class as of December 31, 2020, 2019 and 2018. The tables do not include PCI loans. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

				Average	Interest
				Recorded	Income
December 31, 2020	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$—	$—	$—	$198	$—
Commercial real estate	5,884	6,087	—	11,433	47
Consumer real estate	712	758	—	790	5
Consumer installment	23	24	—	17	—
Total	$6,619	$6,869	$—	$12,438	$52

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,186	$58
Commercial real estate	17,973	18,248	4,244	13,687	36
Consumer real estate	536	544	176	734	4
Consumer installment	26	26	14	86	—
Total	$20,776	$21,072	$5,669	$16,693	$98

Total Impaired Loans:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,384	$58
Commercial real estate	23,857	24,335	4,244	25,120	83
Consumer real estate	1,248	1,302	176	1,524	9
Consumer installment	49	50	14	103	—
Total Impaired Loans	$27,395	$27,941	$5,669	$29,131	$150

				Average	Interest
				Recorded	Income
December 31, 2019	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$59	$62	$—	$294	$7
Commercial real estate	13,556	13,671	—	10,473	591
Consumer real estate	542	594	—	2,173	—
Consumer installment	21	21	—	23	—
Total	$14,178	$14,348	$—	$12,963	$598

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,434	$2,434	$1,182	$2,039	$13
Commercial real estate	12,428	12,563	3,021	10,026	49
Consumer real estate	639	657	141	560	3
Consumer installment	260	260	80	164	2
Total	$15,761	$15,914	$4,424	$12,789	$67

Total Impaired Loans:
Commercial, financial and agriculture	$2,493	$2,496	$1,182	$2,333	$20
Commercial real estate	25,984	26,234	3,021	20,499	640
Consumer real estate	1,181	1,251	141	2,733	3
Consumer installment	281	281	80	187	2
Total Impaired Loans	$29,939	$30,262	$4,424	$25,752	$665

				Average	Interest
				Recorded	Income
December 31, 2018	Recorded	Unpaid	Related	Investment	Recognized
($ in thousands)	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$709	$709	$—	$379	$27
Commercial real estate	6,441	8,170	—	7,685	427
Consumer real estate	445	760	—	4,522	69
Consumer installment	—	—	—	82	3
Total	$7,595	$9,639	$—	$12,668	$526

Impaired loans with a related allowance:
Commercial, financial and agriculture	$960	$960	$329	$968	$3
Commercial real estate	4,512	4,512	758	2,868	176

Consumer real estate	366	366	66	555	16
Consumer installment	26	26	26	24	—
Total	$5,846	$5,864	$1,179	$4,415	$195

Total Impaired Loans:
Commercial, financial and agriculture	$1,669	$1,669	$329	$1,347	$30
Commercial real estate	10,953	12,682	758	10,553	603
Consumer real estate	811	1,126	66	5,077	85
Consumer installment	26	26	26	106	3
Total Impaired Loans	$13,459	$15,503	$1,179	$17,083	$721

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the years ended December 31, 2020, 2019 and 2018.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the twelve months for the years ended December 31, 2020, 2019 and 2018, was $1.5 million, $348 thousand and $782 thousand, respectively.  The Company had no loan commitments to borrowers in nonaccrual status at December 31, 2020 and 2019.

We acquired loans with deteriorated credit quality in 2014, 2017, 2018,2019 and 2020. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (purchased credit impaired loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected. If expected cash flows cannot reasonably be estimated as to what will be collected, there will not be any interest income recognized on these loans.

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

Total carrying amount purchased credit impaired loans were $11.6 million and the related purchase accounting discount was $2.9 million as of December 31, 2020, and $14.5 million and $3.4 million as of December 31, 2019, respectively. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2020 and 2019 ($ in thousands):

	2020		2019
	Accretable	Carrying Amount	Accretable	Carrying Amount
	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$3,417	$14,482	$3,835	$13,817
Additions, including transfers from non-accretable	569	526	525	5,251
Accretion	(1,079)	1,079	(943)	943
Payments received, net	—	(4,486)	—	(5,529)
Balance at end of period	$2,907	$11,601	$3,417	$14,482

Troubled Debt Restructuring

The following tables provide details of TDRs during the twelve months ended December 31, 2020, 2019 and 2018. The modifications included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these nor were any of these loans written down.

	Outstanding	Outstanding
	Recorded	Recorded		Interest
($ in thousands, except for number of loans)	Investment	Investment	Number of	Income
December 31, 2020	Pre-Modification	Post-Modification	Loans	Recognized
Commercial, financial and agriculture	$12	$9	1	$2
Commercial real estate	2,067	2,042	7	40
Consumer real estate	—	—	—	—
Consumer installment	1	1	1	—
Total	$2,080	$2,052	9	$42

	Outstanding	Outstanding
	Recorded	Recorded		Interest
	Investment	Investment		Income
December 31, 2019	Pre-Modification	Post-Modification	Number of Loans	Recognized
Commercial, financial and agriculture	$979	$1,023	7	$19
Commercial real estate	15,953	16,122	14	137
Consumer real estate	551	553	3	12
Consumer installment	10	11	2	—
Total	$17,493	$17,709	26	$168

	Outstanding	Outstanding
	Recorded	Recorded		Interest
	Investment	Investment	Number of	Income
December 31, 2018	Pre-Modification	Post-Modification	Loans	Recognized
Commercial, financial and agriculture	$681	$663	2	$23
Commercial real estate	3,536	3,532	3	80
Consumer real estate	—	—	—	—
Consumer installment	—	—	—	—
Total	$4,217	$4,195	5	$103

The TDRs presented above increased the allowance for loan losses $127 thousand, $1.4 million and $105 thousand and resulted in no charge-offs for the years ended December 31, 2020, 2019 and 2018, respectively.

In response to the COVID-19 pandemic and its economic impact to its customers, the Company implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVI-19 who were not more than 30 days past due at the time of the modification. This program allowed for a deferral of payments for up two successive 90 day periods for a cumulative maximum of 180 days. Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as TDRs. For borrowers requiring a longer-term modification following the short-term loan modification program the Company worked with these borrowers whose loans were not more 30 days past due at December 31, 2019 and who required modification as a result of COVID-19 to modify such loans under Section 4013 of the CARES Act. The balance of TDRs at December 31, 2020, 2019 and 2018, was $27.5 million, $32.0 million and $14.3 million, respectively. As of December 31, 2020, the Company had no additional amount committed on any loan classified as a TDR.

The following tables represents the Company’s TDRs for the year ended December 31, 2020, 2019 and 2018:

			Past Due 90
December 31, 2020	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$59	$—	$—	$765	$824
Commercial real estate	4,560	49	—	18,076	22,685
Consumer real estate	1,559	269	—	2,161	3,989
Consumer installment	23	3	—	—	26
Total	$6,201	$321	$—	$21,002	$27,524
Allowance for loan losses	$163	$29	$—	$3,936	$4,128

			Past Due 90
December 31, 2019	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$583	$64	$—	$1,062	$1,709
Commercial real estate	4,299	809	109	19,991	25,208
Consumer real estate	1,905	112	58	2,940	5,015
Consumer installment	37	—	—	—	37
Total	$6,824	$985	$167	$23,993	$31,969
Allowance for loan losses	$128	$—	$—	$1,997	$2,125

			Past Due 90
December 31, 2018	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$13	$646	$—	$18	$676
Commercial real estate	4,827	—	—	5,425	10,252
Consumer real estate	442	86	—	2,801	3,329
Consumer installment	25	—	—	13	38
Total	$5,307	$732	$—	$8,257	$14,295
Allowance for loan losses	$80	$13	$—	$110	$203

The following table presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 2020, 2019 and 2018 ($ in thousands, except for number of loans):

	2020		2019		2018
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	0	$—	10	$458	2	$663
Commercial real estate	4	1,121	4	15,423	2	3,419
Total	4	$1,121	14	$15,881	4	$4,082

The modifications described above included one of the following or a combination of the following:  maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver.  No interest rate concessions were given on these loans nor were any of these loans written down.  The TDRs presented above increased the allowance for loan losses $81 thousand, $1.3 million, $99 thousand and resulted in no charge-offs as of December 31, 2020, 2019 and 2018, respectively.

The following tables summarize by class our loans (excluding mortgage loans held for sale) classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual including PCI loans:

	December 31,2020
		Past Due 90			Total
	Past Due	Days or			Past Due,
	30 to 89	More and Still			Non accrual	Total
($ in thousands)	Days	Accruing	Non accrual	PCI	and PCI	Loans
Commercial, financial and agriculture (1)	$1,007	$244	$2,197	$221	$3,669	$561,341
Commercial real estate	2,116	1,553	19,499	3,388	26,556	1,652,993
Consumer real estate	5,389	895	2,480	5,954	14,718	850,206
Consumer installment	419	—	32	3	454	41,036
Lease financing receivable	—	—	—	—	—	2,733
Obligations of states and subdivisions	—	—	—	—	—	15,369
Total	$8,931	$2,692	$24,208	$9,566	$45,397	$3,123,678
(1)	Total loan amount as of December 31, 2020 includes $239.7 million in PPP loans.

	December 31, 2019
		Past Due 90			Total
	Past Due	Days or More			Past Due,
	30 to 89	and			Non accrual	Total
($ in thousands)	Days	Still Accruing	Non accrual	PCI	and PCI	Loans
Commercial, financial and agriculture	$515	$61	$2,137	$97	$2,810	$332,600
Commercial real estate	2,447	1,046	22,441	3,844	29,778	1,387,207
Consumer real estate	4,569	1,608	1,902	8,148	16,227	814,282
Consumer installment	226	—	260	6	492	42,458
Lease financing receivable	—	—	—	—	—	3,095
Obligations of states and subdivisions	—	—	—	—	—	20,716
Total	$7,757	$2,715	$26,740	$12,095	$49,307	$2,600,358

Additionally, the Company is working with borrowers impacted by COVID-19 and providing short-term (180 days or less) modifications in the form of interest only modifications or principal and interest deferrals.  For the year ended December 31, 2020, we have modified approximately 1,627 loans for $672.3 million, of which 1,390 loans for $512.6 million were modified to defer monthly principal and interest payments and 237 loans for $159.7 million were modified from monthly principal and interest payments to interest only.  As of December 31, 2020, the Bank had 70 deferred loans totaling approximately $82.0 million, of which 42 loans for $33.1 million were principal and payment deferrals and 28 loans for $48.9 million were interest only modifications.

The following table summarizes by class the deferred loans as of December 31, 2020 ($ in thousands):

		Unpaid
	Number	Principal
	of Loans	Balance
Commercial, financial and agriculture	16	$7,701
Commercial real estate	44	69,718
Consumer real estate	10	4,589
Total	70	$82,008

As of December 31, 2020, there were 33 loans for $37.3 million downgraded to special mention and 13 loans for $8.3 million downgraded to substandard.  As of December 31, 2020, accrued interest receivable related to the short-term modifications totaled $9.2 million.

For the year ended December 31, 2020, we have approximately 2,961 PPP loans approved through the SBA for $239.7 million.  These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators.   PPP loans were excluded from the allowance for loan losses.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

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

Special Mention:    Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

As of December 31, 2020 and 2019, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	Commercial,
December 31, 2020	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$560,966	$1,841,110	$526,448	$41,418	$2,969,942
Special Mention	2,143	64,012	1,889	20	68,064
Substandard	11,875	66,535	13,397	132	91,939
Doubtful	1,653	23	—	—	1,676
Subtotal	$576,637	$1,971,680	$541,734	$41,570	$3,131,621
Less:
Unearned Discount	—	7,943	—	—	7,943

Loans, net of unearned discount	$576,637	$1,963,737	$541,734	$41,570	$3,123,678

	Commercial,
December 31, 2019	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$327,205	$1,645,496	$499,426	$41,008	$2,513,135
Special Mention	3,493	8,876	1,194	21	13,584
Substandard	10,972	50,554	13,244	397	75,167
Doubtful	16	77	—	—	93
Subtotal	$341,686	$1,705,003	$513,864	$41,426	$2,601,979
Less:
Unearned Discount	—	1,621	—	—	1,621

Loans, net of unearned discount	$341,686	$1,703,382	$513,864	$41,426	$2,600,358

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2020	2019
Premises:
Land	$34,976	$30,094
Buildings and improvements	78,490	63,346
Equipment	26,992	22,394
Construction in progress	521	6,258
	140,979	122,092
Less accumulated depreciation and amortization	26,156	23,634
	$114,823	$98,458

The amounts charged to operating expense for depreciation were $4.9 million, $3.8 million and $2.6 million in 2020, 2019 and 2018, respectively.

NOTE G - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2020 and 2019, were $149.4 million and $187.8 million, respectively.

At December 31, 2020, the scheduled maturities of time deposits included in interest-bearing deposits were as follows ($ in thousands):

Year	Amount
2021	$420,367
2022	101,645
2023	24,382
2024	13,942
2025	9,374
Thereafter	11,339
$581,049

NOTE H - BORROWED FUNDS

At December 31, 2020 and 2019, borrowed funds consisted of the following:

($ in thousands)	2020	2019
Fed Funds Purchased	$—	$2,715
FHLB advances	110,000	206,250
First Horizon Bank	4,647	5,354
	$114,647	$214,319

Each advance from the FHLB is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances will mature in March 2021. Interest is payable monthly at rates ranging from 0.72% to 0.77%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.  Advances due to the FHLB are collateralized by $3.120 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.421 billion at December 31, 2020.

As part of the FFB acquisition, the Company assumed two borrowings in the amount of $3.5 million and $2.0 million with First Horizon Bank.  Principal and interest is payable quarterly at rates ranging from 3.80% - 4.10%.

Future annual principal repayment requirements on the borrowings at December 31, 2020, were as follows ($ in thousands):

Year	Amount
2021	$110,735
2022	765
2023	795
2024	826
2025	859
Thereafter	667
$114,647

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

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2020 and 2019 ($ in thousands):

	December 31,	December 31,
	2020	2019
Right-of-use assets:
Operating leases	$5,969	$6,518
Finance leases, net of accumulated depreciation	2,658	—
Total right-of-use assets	$8,627	$6,518

Lease liabilities:
Operating lease	$6,031	$6,518
Finance lease	2,281	—
Total lease liabilities	$8,312	$6,518

Weighted average remaining lease term
Operating leases	4.4 years	5.0 years
Finance leases	11.2 years	—

Weighted average discount rate
Operating leases	2.3%	2.5%
Finance leases	2.0%	—%

The table below summarizes our net lease costs ($ in thousands):

	December 31,
	2020	2019
Operating lease cost	$1,763	$898
Finance lease cost:
Interest on lease liabilities	7	—
Amortization of right-of-use	183	—
Net lease cost	$1,953	$898

The table below summarizes the maturity of remaining lease liabilities at December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020
	Operating Leases	Finance Leases

2021	$1,741	$193
2022	1,574	220
2023	1,058	220
2024	846	220
2025	666	220
Thereafter	480	1,460
Total lease payments	6,365	2,533
Less: Interest	(334)	(252)
Present value of lease liabilities	$6,031	$2,281

	December 31, 2019
	Operating Leases	Finance Leases
2020	$1,643	—
2021	1,527	—
2022	1,359	—
2023	844	—
2024	631	—
Thereafter	981	—
Total lease payments	$6,985	—
Less: Interest	(467)	—
Present value of lease liabilities	$6,518	—

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

Management believes, as of December 31, 2020, that the Company met all capital adequacy requirements to which they are subject.  Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more. The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2020 and 2019 are presented in the following table ($in thousands).  No amount was deducted from capital for interest-rate risk exposure.

	Company		Subsidiary
December 31, 2020	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$618,025	19.1%	$549,273	16.9%
Common equity Tier 1	438,109	13.5%	513,453	15.8%
Tier 1 risk-based	453,409	14.0%	513,453	15.8%
Tier 1 leverage	453,409	9.2%	513,453	10.4%

December 31, 2019
	Amount	Ratio	Amount	Ratio
Total risk-based	$446,571	15.8%	$439,538	15.6%
Common equity Tier 1	352,481	12.5%	425,630	15.1%
Tier 1 risk-based	367,727	13.0%	425,630	15.1%
Tier 1 leverage	367,727	10.3%	425,630	11.8%

The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2020, and 2019, were as follows ($ in thousands):

	Company		Subsidiary
December 31, 2020	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$258,896	8.0%	$259,136	8.0%
Common equity Tier 1	145,629	4.5%	145,764	4.5%
Tier 1 risk-based	194,172	6.0%	194,352	6.0%
Tier 1 leverage	129,448	4.0%	129,568	4.0%

December 31, 2019
	Amount	Ratio	Amount	Ratio
Total risk-based	$225,932	8.0%	$225,413	8.0%
Common equity Tier 1	127,087	4.5%	126,795	4.5%
Tier 1 risk-based	169,449	6.0%	169,060	6.0%
Tier 1 leverage	143,460	4.0%	143,940	4.0%

The principal sources of funds to the Company to pay dividends are the dividends received from The First, A National Banking Association, Hattiesburg, Mississippi. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2020, the Bank had available $55.2 million to pay dividends.

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

NOTE K - INCOME TAXES

The components of income tax expense are as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$11,270	$9,477	$2,435
State	2,308	2,312	834
Deferred	(3,015)	912	2,523
Total income tax expense	$10,563	$12,701	$5,792

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$13,244	21%	$11,854	21%	$5,674	21%
Tax-exempt income	(1,868)	(2)%	(1,176)	(2)%	(867)	(3)%
Bargain purchase gain	(1,645)	(3)%	—	—	—	—
Nondeductible expenses	188	—%	348	1%	403	1%
State income tax, net of federal tax effect	1,600	3%	1,969	4%	1,058	4%
Tax credits, net	(715)	(1)%	(334)	(1)%	(334)	(1)%
Other, net	(241)	(1)%	40	—%	(142)	(1)%
	$10,563	17%	$12,701	23%	$5,792	21%

The components of deferred income taxes included in the consolidated financial statements were as follows ($ in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$9,062	$3,430
Net operating loss carryover	2,147	2,830
Nonaccrual loan interest	1,356	895
Other real estate	252	506
Deferred Compensation	1,285	1,190
Loan Purchase Accounting	2,268	3,467
Right-of-use asset	2,103	1,650
Other	2,046	2,146
	20,519	16,114
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(8,743)	(3,417)
Securities	(880)	(81)
Premises and equipment	(7,698)	(5,002)
Core deposit intangible	(7,051)	(6,864)
Goodwill	(1,906)	(1,631)
Right-of-use liability	(2,103)	(1,650)
Other	(550)	(331)
	(28,931)	(18,976)
Net deferred tax asset/(liability), included in other assets/(liabilities)	$(8,412)	$(2,862)

During 2020, the Company assumed a deferred tax liability of $2.5 million in its acquisition of SWG as well as utilized provisions of the CARES Act to carryback $712 thousand of net operating losses acquired as part of its 2019 acquisition of FPB.

With the acquisition of Baldwin in 2013, Bay in 2014, Gulf Coast in 2017, Sunshine 2018, and FPB in 2019, the Company assumed federal tax net operating loss carryovers. $14.7 million of net operating losses remain available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.

The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2020, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2016.

NOTE L - EMPLOYEE BENEFITS

The Company and the Bank provide a deferred compensation arrangement (401k plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $990 thousand in 2020, $771 thousand in 2019 and $628 thousand in 2018.

The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21.  Employees become fully vested after five years of service.  Contributions to the plan are at the discretion of the Board of Directors.  At December 31, 2020, the ESOP held 5,728 shares valued at $177 thousand of Company common stock and had no debt obligation.  All shares held by the plan were considered outstanding for net income per share purposes.  Total ESOP expense was $26 thousand for 2020, $11 thousand for 2019 and $4 thousand for 2018.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, are accrued by the Company and included in other liabilities in the Consolidated Balance Sheets. The SERP balance at December 31, 2020 and 2019 was $1.8 million and $1.1 million, respectively. The Company accrued to expense $676 thousand for 2020 and $257 thousand for 2019 and $259 thousand for 2018 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

Upon the acquisition of Iberville Bank, Southwest, FMB, and SWG, the Bank assumed deferred compensation agreements with directors and employees.  At December 31, 2020, the total liability of the deferred compensation agreements was $980 thousand, $1.1 million, $3.0 million, and $492 thousand, respectively. Deferred compensation expense totaled $23 thousand, $55 thousand, $180 thousand, and $0, respectively for 2020.

NOTE M - STOCK PLANS

In 2007, the Company adopted the 2007 Stock Incentive Plan. The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share. In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. In, 2020, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,115,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 564,149 at year-end 2020, and 78,189 and 89,315 shares were issued in 2020 and 2019, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-
		Average
		Grant-Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2020	329,139	$25.61
Nonvested shares related to SWG merger	15,239
Granted	78,189
Vested	(99,815)
Forfeited	(7,421)
Nonvested at December 31, 2020	315,331	$28.13

As of December 31, 2020, there was $4.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs is expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $3.2 million, $240 thousand, and $90 thousand.

Compensation cost in the amount of $2.3 million was recognized for the year ended December 31, 2020, $1.7 million was recognized for the year ended December 31, 2019 and $1.2 million for the year ended December 31, 2018. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death.  During this period, the holder is entitled to full voting rights and dividends.  The dividends are held by the Company and only paid if and when the grants are vested.  The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).

NOTE N - SUBORDINATED DEBT

Debentures

On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 2. The Trust issued $4,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

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

On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term SOFR plus 412.6 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events.

The Company had $144.6 million of subordinated debt, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020, compared to $80.7 million, net of deferred issuance costs $1.1 million and unamortized fair value mark $754 thousand, at December 31, 2019.

NOTE O - TREASURY STOCK

Shares held in treasury totaled 483,984 at December 31, 2020, 194,682 at December 31, 2019 and 26,494 at December 31, 2018.

On March 28, 2019, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to an aggregate of $20 million of the Company’s common stock (the “March 2019 program”). This share repurchase program had an expiration date of December 31, 2019. Under the March 2019 program, the Company could repurchase shares of its common stock periodically in a manner determined by the Company’s management. The actual means and timing of purchase, target number of shares and maximum price or range of prices under the program was determined by management at its discretion and depended on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Company repurchased 168,188 shares under the March 2019 program during 2019.

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019. Under the program, the Company could from time to time repurchase up to $15 million of shares of its common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and depended on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The renewed share repurchase program expired on December 31, 2020. The Company repurchased 289,302 shares in 2020 pursuant to the program.

On December 16, 2020, the Company announced that is its Board of Directors has authorized a share repurchase program (the "Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company's issued and outstanding common stock. Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The Repurchase Program will have an expiration date of December 31, 2021.

NOTE P - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest.  Such loans amounted to approximately $22.7 million and $23.7 million at December 31, 2020 and 2019, respectively.  The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2020, is summarized as follows:

($ in thousands)
Loans outstanding at beginning of year	$23,697
New loans	318
Repayments	(1,330)
Loans outstanding at end of year	$22,685

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $10.5 million and $6.2 million.

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, overdraft protection, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2020, nor are any significant losses as a result of these transactions anticipated.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2020		2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$97,738	$16,203	$42,774	$5,676
Unused lines of credit	157,006	195,221	137,966	208,728
Standby letters of credit	4,182	11,486	3,648	8,475

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from 1 year to 30 years.

The Company currently has 81 full service banking and financial service offices, one motor bank facility and two loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area.  As of December 31, 2020, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

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

Level 3:        Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2020 and 2019 ($ in thousands):

December 31, 2020	Fair Value Measurements
($ in thousands)		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,383	$9,383	$—	$—
Obligations of U.S. government agencies and sponsored entities	100,170	—	100,170	—
Municipal securities	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	—	401,232	—
Corporate obligations	31,023	—	30,788	235
Total available for sale	$1,022,182	$9,383	$992,438	$20,361

December 31, 2019	Fair Value Measurements
($ in thousands)		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$4,894	$4,894	$—	$—
Obligations of U.S. government agencies and sponsored entities	77,950	—	77,950	—
Municipal securities	258,982	—	248,637	10,345
Mortgage-backed securities	395,315	—	395,315	—
Corporate obligations	27,946	—	27,538	408
Total available for sale	$765,087	$4,894	$749,440	$10,753

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information:

	Bank-Issued
	Trust
	Preferred
	Securities
($ in thousands)	2020	2019
Balance, January 1	$408	$874
Unrealized loss included in comprehensive income	(173)	(466)
Balance, December 31	$235	$408

	Municipal Securities
($ in thousands)	2020	2019
Balance, January 1	$10,345	$7,574
Purchases	19,397	5,600
Sales	(3,334)	(3,116)
Transfer to level 2	(6,294)	—
Unrealized gain included in comprehensive income	12	287
Balance, December 31	$20,126	$10,345

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2020 and 2019. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant Unobservable
Trust Preferred Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
December 31, 2020	$235	Discounted cash flow	Discount rate	1.08% - 2.48%
December 31, 2019	$408	Discounted cash flow	Discount rate	2.73% - 4.15%

			Significant Unobservable
Municipal Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
December 31, 2020	$20,126	Discounted cash flow	Discount rate	0.50% - 2.45%
December 31, 2019	$10,345	Discounted cash flow	Discount rate	1.50% - 4.40%

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

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2020, amounted to $5.8 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2020 and 2019:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Impaired loans	$15,107	$—	$—	$15,107
Other real estate owned	5,802	—	—	5,802

December 31, 2019
Impaired loans	$11,337	$—	$—	$11,337
Other real estate owned	7,299	—	—	7,299

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

	Fair Value Measurements
				Significant	Significant
			Quoted	Other Observable	Unobservable
December 31, 2020	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$562,554	$562,554	$562,554	$—	$—
Securities available-for-sale	1,022,182	1,022,182	9,383	992,438	20,361
Loans, net	3,087,858	3,089,318	—	—	3,089,318
Accrued interest receivable	26,344	26,344	—	5,690	20,654

Liabilities:
Non-interest-bearing deposits	$571,079	$571,079	$—	$571,079	$—
Interest-bearing deposits	3,644,201	3,647,845	—	3,647,845	—
Subordinated debentures	144,592	145,289	—	—	145,289
FHLB and other borrowings	114,647	114,647	—	114,647	—
Accrued interest payable	2,134	2,134	—	2,134	—

	Fair Value Measurements
				Significant	Significant
			Quoted	Other Observable	Unobservable
December 31, 2019	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$168,864	$168,864	$168,864	$—	$—
Securities available-for-sale	765,087	765,087	4,894	749,440	10,753
Loans, net	2,597,260	2,560,668	—	—	2,560,668
Accrued interest receivable	14,802	14,802	—	4,246	10,556

Liabilities:
Non-interest-bearing deposits	$723,208	$723,208	$—	$723,208	$—
Interest-bearing deposits	2,353,325	2,339,537	—	2,339,537	—
Subordinated debentures	80,678	80,330	—	—	80,330
FHLB and other borrowings	214,319	214,319	—	214,319	—
Accrued interest payable	2,508	2,508	—	2,508	—

NOTE S - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income.  The following table presents the Company’s sources of non-interest income for December 31, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2020
	Commercial/	Mortgage
Revenue by Operating Segments	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$3,218	$—	$—	$3,218
Other	3,993	2	—	3,995
Interchange income	9,433	—	—	9,433
Investment brokerage fees	932	—	—	932
Net gains (losses) on OREO	(537)	—	—	(537)
Net gains (losses) on sales of securities (a)	281	—	—	281
Gain on acquisition	7,835	—	—	7,835
Gain on premises and equipment	443	—	—	443
Other	4,940	10,444	892	16,276

Total non-interest income	$30,538	$10,446	$892	$41,876

	Year Ended December 31, 2019
	Commercial/	Mortgage
Revenue by Operating Segments	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$4,277	$1	$—	$4,278
Other	3,558	2	—	3,560
Interchange income	8,024	—	—	8,024
Investment brokerage fees	83	—	—	83
Net gains (losses) on OREO	(144)	—	—	(144)
Net gains (losses) on sales of securities (a)	122	—	—	122
Other	3,977	5,985	1,062	11,024

Total non-interest income	$19,897	$5,988	$1,062	$26,947
(a)	Not within scope of ASC 606

NOTE T - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follows:

Condensed Balance Sheets

	December 31,
($ in thousands)	2020	2019
Assets:
Cash and cash equivalents	$67,231	$5,941
Investment in subsidiary bank	720,159	616,807
Investments in statutory trusts	496	496
Bank owned life insurance	4,202	4,200
Other	2,659	2,292
	$794,747	$629,736
Liabilities and Stockholders’ Equity:
Subordinated debentures	$144,592	$80,678
Borrowed funds	4,647	5,354
Other	693	46
Stockholders’ equity	644,815	543,658
	$794,747	$629,736

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Income:
Interest and dividends	$20	$26	$11
Dividend income	18,526	50,390	13,889
Other	892	1,062	1,865
	19,438	51,478	15,765
Expenses:
Interest on borrowed funds	5,593	4,918	3,454
Legal and professional	1,014	3,401	3,833
Other	4,361	2,418	1,755
	10,968	10,737	9,042
Income before income taxes and equity in undistributed income of subsidiary	8,470	40,741	6,723
Income tax benefit	2,545	2,291	1,496
Income before equity in undistributed income of Subsidiary	11,015	43,032	8,219
Equity in undistributed income of subsidiary	41,490	713	13,006

Net income	$52,505	$43,745	$21,225

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$52,505	$43,745	$21,225
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(41,490)	(713)	(13,006)
Restricted stock expense	2,352	1,661	1,154
Other, net	329	1,185	1,364
Net cash provided by operating activities	13,696	45,878	10,737

Cash flows from investing activities:
Investment in subsidiary bank	—	—	(27,000)
Net outlays for acquisitions	1,726	(32,363)	(47,041)
Net cash used in investing activities	1,726	(32,363)	(74,041)

Cash flows from financing activities:
Dividends paid on common stock	(8,589)	(5,190)	(2,557)
Repurchase of restricted stock for payment of taxes	(494)	(63)	(23)
Common stock repurchased	(8,067)	(5,229)	—
Net proceeds from issuance of 2,012,500 shares	—	—	(237)
Proceeds (repayment) of borrowed funds	(707)	(173)	(16,000)
Issuance of subordinated debt	63,725	—	64,766
Net cash provided by (used in) financing Activities	45,868	(10,655)	45,949

Net increase (decrease) in cash and cash equivalents	61,290	2,860	(17,355)
Cash and cash equivalents at beginning of year	5,941	3,081	20,436

Cash and cash equivalents at end of year	$67,231	$5,941	$3,081

NOTE U - OPERATING SEGMENTS

The Company is considered to have three principal business segments in 2020, 2019, and 2018, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

	Year Ended December 31, 2020
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$178,462	$866	$20	$179,348
Interest expense	20,801	270	5,593	26,664
Net interest income (loss)	157,661	596	(5,573)	152,684
Provision (credit) for loan losses	25,076	75	—	25,151
Net interest income (loss) after provision for loan losses	132,585	521	(5,573)	127,533
Non-interest income	30,538	10,446	892	41,876
Non-interest expense	95,370	5,596	5,375	106,341
Income (loss) before income taxes	67,753	5,371	(10,056)	63,068
Income tax (benefit) expense	11,749	1,359	(2,545)	10,563
Net income (loss)	$56,004	$4,012	$(7,511)	$52,505

Total Assets	$5,044,647	$33,525	$74,588	$5,152,760
Net Loans	3,099,675	9,615	—	3,109,290

	Year Ended December 31, 2019
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$147,500	$1,003	$26	$148,529
Interest expense	21,388	417	4,918	26,723
Net interest income (loss)	126,112	586	(4,892)	121,806
Provision (credit) for loan losses	3,781	(43)	—	3,738
Net interest income (loss) after provision for loan losses	122,331	629	(4,892)	118,068
Non-interest income	19,897	5,988	1,062	26,947
Non-interest expense	78,440	4,310	5,819	88,569
Income (loss) before income taxes	63,914	2,181	(9,649)	56,446
Income tax (benefit) expense	14,595	490	(2,384)	12,701
Net income (loss)	$49,319	$1,691	$(7,265)	$43,745

Total Assets	$3,902,703	$26,231	$12,929	$3,941,863
Net Loans	2,584,385	12,875	—	2,597,260

	Year Ended December 31, 2018
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$98,758	$1,209	$11	$99,978
Interest expense	11,113	524	3,454	15,091
Net interest income (loss)	87,645	685	(3,443)	84,887
Provision (credit) for loan losses	2,259	(139)	—	2,120
Net interest income (loss) after provision for loan losses	85,386	824	(3,443)	82,767
Non-interest income	14,648	4,048	1,865	20,561
Non-interest expense	66,875	3,848	5,588	76,311
Income (loss) before income taxes	33,159	1,024	(7,166)	27,017
Income tax (benefit) expense	7,034	254	(1,496)	5,792
Net income (loss)	$26,125	$770	$(5,670)	$21,225

Total Assets	$2,969,560	$23,865	$10,592	$3,003,986
Net Loans	2,038,395	16,799	—	2,055,195

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2020
Total interest income	$41,598	$45,799	$46,338	$45,613
Total interest expense	7,533	6,619	6,365	6,147
Net interest income	$34,065	$39,180	$39,973	$39,466
Provision for loan losses	7,102	7,606	6,921	3,522
Net interest income after provision for loan losses	26,963	31,574	33,052	35,944
Total non-interest income	6,474	15,680	8,794	10,928
Total non-interest expense	23,439	28,070	26,936	27,896
Income tax expense	1,687	2,241	2,993	3,642
Net income available to common stockholders	$8,311	$16,943	$11,917	$15,334
Per common share:
Net income, basic	$0.44	$0.79	$0.56	$0.72
Net income, diluted	0.44	0.79	0.55	0.72
Cash dividends declared	0.10	0.10	0.10	0.12

2019
Total interest income	$33,273	$37,571	$37,241	$40,444
Total interest expense	6,142	6,799	6,782	7,000
Net interest income	$27,131	$30,772	$30,459	$33,444
Provision for loan losses	1,123	791	974	850
Net interest income after provision for loan losses	26,008	29,981	29,485	32,594
Total non-interest income	5,554	6,716	7,103	7,574
Total non-interest expense	21,893	20,891	20,825	24,960
Income tax expense	2,034	3,823	3,491	3,353
Net income available to common stockholders	$7,635	$11,983	$12,272	$11,855
Per common share:
Net income, basic	$0.48	$0.69	$0.71	$0.64
Net income, diluted	0.63	0.70	0.74	0.72
Cash dividends declared	0.07	0.08	0.08	0.08

2018
Total interest income	$18,758	$25,037	$25,628	$30,555
Total interest expense	2,379	3,468	3,959	5,285
Net interest income	$16,379	$21,569	$21,669	$25,270
Provision for loan losses	277	857	412	574
Net interest income after provision for loan losses	16,102	20,712	21,257	24,696
Total non-interest income	3,459	5,632	5,074	6,396
Total non-interest expense	14,596	19,680	19,786	22,249
Income tax expense	1,008	1,419	1,383	1,982
Net income available to common stockholders	$3,957	$5,245	$5,162	$6,861
Per common share:
Net income, basic	$0.34	$0.40	$0.39	$0.48
Net income, diluted	0.34	0.40	0.39	0.48
Cash dividends declared	0.05	0.05	0.05	0.05

NOTE W - COVID-19 UPDATE

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy.  As of December 31, 2020, the Company’s aggregate outstanding exposure in these segments was $436.9 million, and total loan modifications resulting from COVID-19 were approximately $82.0 million.  While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

As permitted by SEC guidance, management has excluded the operations of SWG from the scope of management’s report on internal control over financial reporting, each of which was acquired during the year ended December 31, 2020.  For the year ended December 31, 2020, SWG represented approximately 10.8% of total consolidated assets and 30.5% of total consolidated net income.

This Annual Report on Form 10-K contains an audit report of Crowe LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2020 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 20, 2021, which proxy materials will be filed with the SEC on or about April 7, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 20, 2021, which proxy materials will be filed with the SEC on or about April 7, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 20, 2021, which proxy materials will be filed with the SEC on or about April 7, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 20, 2021, which proxy materials will be filed with the SEC on or about April 7, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 20, 2021, which proxy materials will be filed with the SEC on or about April 7, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.

Consolidated balance sheets – December 31, 2020 and 2019

Consolidated statements of income – Years ended December 31, 2020, 2019, and 2018

Consolidated statements of other comprehensive income – Years ended December 31, 2020, 2019, and 2018

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2020, 2019 and 2018

Consolidated statements of cash flows –Years ended December 31, 2020, 2019, and 2018

Notes to consolidated financial statements – December 31, 2020, 2019, and 2018

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

4.4

Indenture by and between The First Bancshares, Inc. and U.S. Bank National Association, dated September 25, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

4.5

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

10.4

Employment Agreement dated May 31, 2011, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.5 of The First Bancshares’ Annual Report on Form 10-K filed on March 29, 2012).+

10.5

Amendment to Employment Agreement dated January 16, 2020, between The First, A National Banking Association, and M. Ray Cole, Jr. (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.6

Employment Agreement, dated as of October 17, 2019, by and between The First, A National Banking Association and Donna T. (Dee Dee) Lowery (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2019).+

10.7

Amendment to Employment Agreement dated January 16, 2020, between The First, A National Banking Association, and Donna T. (Dee Dee) Lowery (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.8

The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein  by reference to Exhibit 4.3 to The First Bancshares’ Registration Statement No. 333-171996 on Form S-8 filed on February 1, 2011).+

10.9	Amendment to 2007 Stock Incentive Plan effective May 28, 2015 (incorporated herein by reference to Exhibit 10.6 to The First Bancshares Annual Report on Form 10-K filed on March 30, 2016).+

10.10

Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11

Supplemental Executive Retirement Agreement effective January 1, 2020 between The First, A National Banking Association and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.12

Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.13	Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery.+*

10.14

Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.15

Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+

10.16

Amendment to Stock Incentive Agreement for Outstanding Shares of Restricted Stock, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 21, 2019). +

10.17

Subordinated Note Purchase Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.18

Registration Rights Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of Crowe LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

**Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 12, 2021	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 12, 2021	By:	/s/ Dee Dee Lowery
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

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 12, 2021
/s/ Rodney D. Bennett	Director	March 12, 2021
/s/ David W. Bomboy	Director	March 12, 2021
/s/ Charles R. Lightsey	Director	March 12, 2021
/s/ Fred McMurry	Director	March 12, 2021
/s/ Thomas E. Mitchell	Director	March 12, 2021
/s/ Renee Moore	Director	March 12, 2021
/s/ Ted E. Parker	Director	March 12, 2021
/s/ J. Douglas Seidenburg	Director	March 12, 2021
/s/ Andrew D. Stetelman	Director	March 12, 2021
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 12, 2021
(Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 12, 2021