Form 10-Q
period 2021-03-31
FIRST BANCSHARES INC /MS/
filed 2021-05-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common stock, $1.00 par value, 21,668,351 shares issued and 21,018,744 outstanding as of May 3, 2021.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$117,520	$137,684
Interest-bearing deposits with banks	695,737	424,870
Total cash and cash equivalents	813,257	562,554
Debt securities available-for-sale, at fair value	1,135,189	1,022,182
Other securities	22,137	27,475
Total securities	1,157,326	1,049,657
Loans held for sale	15,119	21,432
Loans held for investment	3,055,093	3,123,678
Allowance for credit losses (1)	(32,663)	(35,820)
Net loans held for investment	3,022,430	3,087,858
Interest receivable	24,686	26,344
Premises and equipment	113,778	114,823
Operating lease right-of-use assets	5,560	5,969
Finance lease right-of-use assets	2,596	2,658
Cash surrender value of bank-owned life insurance	86,462	73,732
Goodwill	156,944	156,944
Other real estate owned	5,769	5,802
Other assets	38,871	44,987
Total assets	$5,442,798	$5,152,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$632,485	$571,079
Interest-bearing	3,987,812	3,644,201
Total deposits	4,620,297	4,215,280
Interest payable	1,602	2,134
Borrowed funds	4,466	114,647
Subordinated debentures	144,572	144,592
Operating lease liabilities	5,633	6,031
Finance lease liabilities	2,234	2,281
Allowance for credit losses on off-balance sheet credit exposures (1)	718	—
Other liabilities	19,327	22,980
Total liabilities	4,798,849	4,507,945
Shareholders' equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 21,668,351 shares issued at March 31, 2021, and 21,598,993 shares issued at December 31, 2020, respectively	21,668	21,599
Additional paid-in capital	456,849	456,919
Retained earnings	168,162	154,241
Accumulated other comprehensive income	16,201	25,816
Treasury stock, at cost, 649,607 shares at March 31, 2021 and 483,984 shares at December 31, 2020	(18,931)	(13,760)
Total shareholders' equity	643,949	644,815
Total liabilities and shareholders' equity	$5,442,798	$5,152,760
(1)– Beginning January 1, 2021, allowance for credit losses is based on current expected credit loss methodology. Prior to January 1, 2021, allowance for loan loss was based on incurred loss methodology.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans	$39,613	$36,005
Interest and dividends on securities:
Taxable interest and dividends	3,591	4,034
Tax exempt interest	1,935	1,360
Interest on federal funds sold and interest bearing deposits in other banks	48	199
Total interest income	45,187	41,598
Interest expense:
Interest on deposits	3,849	5,414
Interest on borrowed funds	2,109	2,119
Total interest expense	5,958	7,533
Net interest income	39,229	34,065
Provision for credit losses	—	7,102
Net interest income after provision for credit losses	39,229	26,963
Non-interest income:
Service charges on deposit accounts	1,761	1,914
Gain on sale of securities	20	174
Loss on sale of premises and equipment	(4)	(8)
Other	7,695	4,394
Total non-interest income	9,472	6,474
Non-interest expense:
Salaries and employee benefits	16,054	13,228
Occupancy and equipment	3,879	2,918
Acquisition and integration charges	—	740
Other	7,331	6,553
Total non-interest expense	27,264	23,439
Income before income taxes	21,437	9,998
Income tax expense	4,793	1,687
Net income	$16,644	$8,311

Basic earnings per share	$0.79	$0.44
Diluted earnings per share	0.79	0.44

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
Net income	$16,644	$8,311
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(12,852)	8,629
Reclassification adjustment for gains included in net income	(20)	(174)
Unrealized holding (losses) gains arising during period on available-for-sale securities	(12,872)	8,455
Income tax benefit (expense)	3,257	(2,713)
Other comprehensive income (loss)	(9,615)	5,742
Comprehensive Income	$7,029	$14,053

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	—	—	—	8,311	—	—	—	8,311
Other comprehensive income	—	—	—	—	5,742	—	—	5,742
Dividends on common stock, $0.10 per share	—	—	—	(1,885)	—	—	—	(1,885)
Issuance of restricted stock grants	60,680	61	(61)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(10,991)	(11)	(367)	—	—	—	—	(378)
Compensation expense	—	—	478	—	—	—	—	478
Balance, March 31, 2020	19,046,637	$19,047	$409,855	$116,886	$15,831	(194,682)	$(5,693)	$555,926

Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	$21,668	$456,849	$168,162	$16,201	(649,607)	$(18,931)	$643,949

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Three months ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net income	$16,644	$8,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,318	1,308
Provision for credit losses	—	7,102
(Gain) loss on sale or writedown of ORE	(75)	293
Securities gain	(20)	(174)
Loss on disposal of premises and equipment	4	8
Restricted stock expense	440	478
Increase in cash value of life insurance	(482)	(328)
Federal Home Loan Bank stock dividends	(14)	(53)
Residential loans originated and held for sale	(79,365)	(55,076)
Proceeds from sale of residential loans held for sale	85,678	51,828
Changes in:
Interest receivable	1,658	(141)
Interest payable	(532)	377
Operating lease liability	(398)	(382)
Other, net	5,351	495
Net cash provided by operating activities	32,207	14,046

Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale securities	53,570	46,192
Purchases of available-for-sale securities	(180,948)	(36,277)
Redemptions of other securities	5,352	832
Net decrease (increase) in loans	65,731	(925)
Net changes in premises and equipment	(283)	(1,413)
Proceeds from sale of other real estate owned	831	532
Purchase of bank-owned life insurance	(12,248)	(5,800)
Net cash provided by (used in) investing activities	(67,995)	3,141

Cash flows from financing activities:
Increase in deposits	405,078	201,122
Net decrease in borrowed funds	(110,181)	(98,139)
Principal payments on finance lease liabilities	(47)	(45)
Dividends paid on common stock	(2,688)	(1,852)
Cash paid to repurchase common stock	(5,171)	—
Payment of subordinated debt issuance costs	(59)	—
Repurchase of restricted stock for payment of taxes	(441)	(378)
Net cash provided by financing activities	286,491	100,708
Net change in cash and cash equivalents	250,703	117,895
Beginning cash and cash equivalents	562,554	168,864
Ending cash and cash equivalents	$813,257	$286,759

Supplemental disclosures:
Cash payments for interest	$5,512	$5,567
Loans transferred to other real estate	723	504
Issuance of restricted stock grants	85	61
Dividends on restricted stock grants	35	33
Lease liabilities arising from obtaining right-of-use assets	—	2,419

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2020.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the "Company"), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the "Bank" or "The First").

At March 31, 2021, the Company had approximately $5.443 billion in assets, $3.022 billion in net loans held for investment (“LHFI”), $4.620 billion in deposits, and $643.9 million in shareholders’ equity. For the three  months ended March 31, 2021, the Company reported net income of $16.6 million.

On February 25, 2021, the Company paid a cash dividend in the amount of $0.13 per share to shareholders of record as of the close of business on February 10, 2021. On April 21, 2021, the Company announced that its Board of Directors declared a cash dividend of $0.14 per share to be paid on its common stock on May 25, 2021 to shareholders of record as of the close of business on May 10, 2021.

NOTE 3 – ACCOUNTING STANDARDS

Effect of Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“ASC 326”) introduces guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Accounting Standards Codification (“ASC”) 326 eliminates the current incurred loss approach and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This guidance also changes the accounting for purchased loans and debt securities with credit deterioration.

ASC 326 also applies to off-balance sheet credit (“OBSC”) exposures such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected credit losses related to OBSC exposures are presented as a liability.

The allowance for loan credit losses (“ACL”) represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information, from internal and external sources, about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors.  Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Expected losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications.  Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received.  Expected recoveries amounts may not exceed the aggregate of amounts previously charged-off.

The ACL is measured on a collective basis when similar risk characteristics exist.  Generally, collectively assessed loans are grouped by call code (segments).  Segmenting loans by call code will group loans that contain similar types of collateral, purposes, and are usually structured with similar terms making each loan’s risk profile very similar to the rest in that segment.  Each of these segments then flows up into one of the four bands (bands), Commercial, Financial, and Agriculture, Commercial Real Estate, Consumer Real Estate, and Consumer Installment.  In accordance with the guidance in ASC 326, the Company redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. Construction loans for 1-4 family residential properties with a call code 1A1, and other construction, all land development and other land loans with a call code 1A2 were previously separated between the Commercial Real Estate or Consumer Real Estate bands based on loan type code.  Under our ASC 326 methodology 1A1 loans are all defined as part of the Consumer Real Estate band and 1A2 loans are all defined as part of the Commercial Real Estate Band.

The probability of default (“PD”) calculation analyzes the historical loan portfolio over the given lookback period to identify, by segment, loans that have defaulted.  A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period.  The model observes loans over a 12-month window, detecting any events previously defined.  This information is then used by the model to calculate annual iterative count-based PD rates for each segment.  This process is then repeated for all dates within the historical data range.  These averaged PD’s are used for reversion back to the historical mean. The historical data used to calculate this input was captured by the Company from 2009 through the most recent quarter end.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans.  The model’s calculation also includes a 24-month forecasted PD based on a regression model that calculated a comparison of the Company’s historical loan data to various national economic metrics during the same periods.  The results showed the Company’s past losses having a high rate of correlation to unemployment, both regionally and nationally.   Using this information, along with the most recently published Wall Street Journal survey of sixty economists’ forecasts predicting unemployment rates out over the next eight quarters, a corresponding future PD can be calculated for the forward-looking 24-month period.  This data can also be used to predict loan losses at different levels of stress, including a baseline, adverse and severely adverse economic condition.  After the forecast period, PD rates revert to the historical mean of the entire data set.

The loss given default (“LGD”) calculation is based on actual losses (charge-offs, net recoveries) at a loan level experienced over the entire lookback period aggregated to get a total for each segment of loans.  The aggregate loss amount is divided by the exposure at default to determine an LGD rate.  Defaults occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event.  If there is not a minimum of five past defaults in a loan segment, or less than 15.0% calculated LDG rate, a proxy index is used.  This index is proprietary to the Company’s ACL modeling vendor derived from loss data of other client institutions similar in organization structure to the Company.  The vendor also provides a “crisis” index derived from loss data between the post-recessionary years of 2008-2013 that the Company uses.

The model then uses these inputs in a non-discounted version of discounted cash flow (“DCF”) methodology to calculate the quantitative portion of estimated losses.  The model creates loan level amortization schedules that detail out the expected monthly payments for a loan.  These expected cash flows are discounted back to present value using the loan’s coupon rate instead of the effective interest rate. On a quarterly basis, the Company uses modeling of internal credit portfolio data, such as changes in portfolio volume and composition, underwriting practices, and levels of past due loans, nonaccruals and classified assets along with other external information not used in the quantitative calculation to determine if any subjective qualitative adjustments are required so that all significant risks are incorporated to form a sufficient basis to estimate credit losses.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. These purchased credit deteriorated (“PCD”) loans are recorded at the amount paid. It is the Company’s policy that a loan meets this definition if it is adversely risk rated as Non-Pass (Special Mention, Substandard, Doubtful or Loss) including non-accrual loans, as well as loans identified as TDR’s.  An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans.  The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis.  The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan.  Subsequent changes to the allowance for credit losses are recorded through provision expense.

Upon adoption of ASC 326, the Company elected to maintain segments of loans that were previously accounted for under ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality and will continue to account for these segments as a unit of account unless the loan is collateral dependent.  PCD loans that are collateral dependent will be assessed individually.  Loans are only removed from the existing segments if they are written off, paid off, or sold.  Upon adoption of ASC 326, the allowance for credit losses was determined for each segment and added to the band’s carrying amount to establish a new amortized cost basis.  The difference between the unpaid principal balance of the segment and the new amortized cost basis is the noncredit premium or discount, which will be amortized into interest income over the remaining life of the segment.  Changes to the allowance for credit losses after adoption are recorded through provision expense.

The Company adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  Upon adoption of ASC 326, the Company increased the ACL by $1.1 million and adjusted the amortized cost basis of the PCD assets. The remaining noncredit discount of approximately $685 thousand (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually are not included in the collective evaluation.  Loans classified as nonaccrual, troubled debt restructuring (“TDRs”), greater than 90 days past due and still accruing interest, and PCD loans that are collateral dependent will be reviewed quarterly for potential individual assessment.  Any loan classified as nonaccrual, TDR, or PCD that is not determined to need individual assessment will be evaluated collectively within its respective segment.

ASC 326 requires that a loan be evaluated for losses individually and reserved for separately, if the loan does not share similar risk characteristics to any other loan segments.  The Company’s process for determining which loans require specific evaluation follows the standard and is two-fold.  All non-performing loans, including nonaccrual loans, loans considered to be TDRs or PCDs, are evaluated to determine if they meet the definition of collateral dependent under the new standard.  These are loans where no more payments are expected from the borrower, and foreclosure or some other collection action is probable.  Secondly, all non-performing loans that are not considered to be collateral dependent, but are 90 days or greater past due and/or have a balance of $500 thousand or greater, will be individually reviewed to determine if the loan displays similar risk characteristic to substandard loans in the related segment.

TDRs are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (1) the borrower is experiencing financial difficulty and (2) the restructuring constitutes a concession. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company assesses all loan modifications to determine whether they constitute a TDR.

The allowance for OBSC exposures was determined using the same methodology that is applied to LHFI. Utilization rates are determined based on historical usage.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2021. As of December 31, 2020, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $5.3 million at December 31, 2020 and is excluded from the estimate of credit losses.

The Company made the following policy elections related to the adoption of the guidance in ASC 326:

●	Accrued interest will be written off against interest income when the related financial asset is charged off. Therefore, accrued interest will be excluded from the amortized cost basis for purposes of calculating the allowance for credit losses. Accrued interest receivable is presented with other assets in a separate line item in the consolidated balance sheet.
●	The fair value of collateral practical expedient has been elected on certain loans, in determining the allowance for credit losses, for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.

The adoption of ASC 326 increased the allowance for credit losses on loans by approximately $397 thousand and OBSC exposures by approximately $718 thousand at January 1, 2021, as shown below.  The increase in the allowance for credit losses on loans includes the $1.1 million increase for PCD loans as discussed above, less a decrease in ACL for certain pooled loans:

($ in thousands)			January 1,
	December 31,		2021
	2020		As Reported
	Pre-ASC 326	Transition	Under
Assets:	Adoption	Adjustment	ASC 326
Loans
Commercial, financial, and agriculture	$6,214	$(1,153)	$5,061
Commercial real estate	24,319	(4,032)	20,287
Consumer real estate	4,736	5,629	10,365
Consumer installment	551	(47)	504
Allowance for credit losses on loans	$35,820	$397	$36,217
Liabilities:
Allowance for credit losses on OBSC exposures	—	718	718
Total allowance for credit losses	$35,820	$1,115	$36,935

The transition had no net impact to retained earnings because the allowance for OBSC exposures was offset by decrease in the allowance for certain pooled loans.

New Accounting Standards That Have Not Yet Been Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

Expenses associated with the SWG acquisition were $210 thousand for the three months period ended March 31, 2020. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The assets acquired and liabilities assumed and consideration paid in the acquisition of SWG were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition.  While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which ran through April 3, 2021 in respect of SWG, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet as of the date of acquisition are as follows ($ in thousands):

April 3, 2020
Outstanding principal balance	$394,621
Carrying amount	392,292

Supplemental Pro-Forma Financial Information

The following unaudited pro-forma financial data for the three months ended March 31, 2021 and 2020 presents supplemental information as if the SWG acquisition had occurred on January 1, 2020.  The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

	Pro-Forma	Pro-Forma
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
($ in thousands)	(unaudited)	(unaudited)
Net interest income	$39,229	$39,622
Non-interest income	9,472	7,675
Total revenue	48,701	47,297
Income before income taxes	21,437	10,638

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended
	March 31, 2021
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$16,644	21,009,088	$0.79

Effect of dilutive shares:
Restricted stock grants		191,470
Diluted earnings per share	$16,644	21,200,558	$0.79

	For the Three Months Ended
	March 31, 2020
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$8,311	18,818,115	$0.44

Effect of dilutive shares:
Restricted stock grants		124,014
Diluted earnings per share	$8,311	18,942,129	$0.44

The Company granted 84,578 shares of restricted stock in the first quarter of 2021 and 60,680 shares of restricted stock in the first quarter of 2020.

NOTE 6 – COMPREHENSIVE INCOME

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2021, and December 31, 2020 these financial instruments consisted of the following:

	March 31, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$77,299	$10,266	$97,738	$16,203
Unused lines of credit	160,049	216,956	157,006	195,221
Standby letters of credit	3,900	10,510	4,182	11,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from approximately 1 year to 30 years.

The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable.  The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2021.

Changes in the ACL on OBSC exposures were at March 31, 2021 were as follows ($ in thousands):

Three Months Ended
March 31, 2021
Balance at beginning of period	$—
Adoption of ASU 326	718
Credit loss expense related to OBSC exposures	—
Balance at end of period	$718

Adjustments to the ACL on OBSC exposures will be recorded to provision for credit losses.

No credit loss estimate is reported for OBSC exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation on the arrangement.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2021 and December 31, 2020:

●	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where, quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
●	Loans Held For Sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.
●	Individually Evaluated Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
●	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

			Fair Value Measurements
				Significant
				Other	Significant
				Observable	Unobservable
March 31, 2021	Carrying	Estimated	Quoted Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$813,257	$813,257	$813,257	$—	$—
Securities available-for- sale:
U.S. Treasury	6,205	6,205	6,205	—	—
Obligations of U.S. government agencies and sponsored entities	126,401	126,401	—	126,401	—
Municipal securities	516,532	516,532	—	496,384	20,148
Mortgage- backed securities	454,929	454,929	—	454,929	—
Corporate obligations	31,122	31,122	—	30,847	275
Loans, net	3,022,430	3,042,262	—	—	3,042,262
Accrued interest receivable	24,686	24,686	—	5,345	19,341
Liabilities:
Noninterest-bearing deposits	$632,485	$632,485	$—	$632,485	$—
Interest-bearing deposits	3,987,812	3,982,628	—	3,982,628	—
Subordinated debentures	144,572	148,406	—	—	148,406
FHLB and other borrowings	4,466	4,466	—	4,466	—
Accrued interest payable	1,602	1,602	—	1,602	—

		Fair Value Measurements
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
December 31, 2020	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$562,554	$562,554	$562,554	$—	$—
Securities available-for-sale:
U.S. Treasury	9,383	9,383	9,383	—	—
Obligations of U.S. government agencies and sponsored entities	100,170	100,170	—	100,170	—
Municipal securities	480,374	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	401,232	—	401,232	—
Corporate obligations	31,023	31,023	—	30,788	235
Loans, net	3,087,858	3,089,318	—	—	3,089,318
Accrued interest receivable	26,344	26,344	—	5,690	20,654
Liabilities:
Non-interest-bearing deposits	$571,079	$571,079	$—	$571,079	$—
Interest-bearing deposits	3,644,201	3,647,845	—	3,647,845	—
Subordinated debentures	144,592	145,289	—	—	145,289
FHLB and other borrowings	114,647	114,647	—	114,647	—
Accrued interest payable	2,134	2,134	—	2,134	—

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
March 31, 2021		Identical Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$6,205	$6,205	$—	$—
Obligations of U.S. Government agencies and sponsored entities	126,401	—	126,401	—
Municipal securities	516,532	—	496,384	20,148
Mortgage-backed securities	454,929	—	454,929	—
Corporate obligations	31,122	—	30,847	275
Total available-for-sale	$1,135,189	$6,205	$1,108,561	$20,423

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
December 31, 2020		Identical Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,383	$9,383	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,170	—	100,170	—
Municipal securities	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	—	401,232	—
Corporate obligations	31,023	—	30,788	235
Total available-for-sale	$1,022,182	$9,383	$992,438	$20,361

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued
	Trust
	Preferred
	Securities
($ in thousands)	2021	2020
Balance, January 1	$235	$408
Unrealized gain included in comprehensive income	40	103
Balance at March 31, 2021 and March 31, 2020	$275	$511

	Municipal Securities
($ in thousands)	2021	2020
Balance, January 1	$20,126	$10,345
Purchases	—	9,471
Sales	—	(190)
Unrealized gain (loss) included in comprehensive income	22	(444)
Balance at March 31, 2021 and March 31, 2020	$20,148	$19,182

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant
	Fair	Valuation	Unobservable	Range of
Trust Preferred Securities	Value	Technique	Inputs	Inputs
March 31,2021	$275	Discounted cash flow	Probability of default	1.02% - 2.43%
December 31, 2020	$235	Discounted cash flow	Probability of default	1.08% - 2.48%

			Significant
	Fair	Valuation	Unobservable	Range of
Municipal Securities	Value	Technique	Inputs	Inputs
March 31, 2021	$20,148	Discounted cash flow	Discount Rate	0.50% - 2.50%
December 31, 2020	$20,126	Discounted cash flow	Discount Rate	0.50% - 2.45%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at March 31, 2021 and December 31, 2020.

March 31, 2021

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$378	$—	$—	378
Other real estate owned	5,769		—	5,769

December 31, 2020

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,107	$—	$—	$15,107
Other real estate owned	5,802	—	—	5,802

NOTE 9 - SECURITIES

On January 1, 2021, the Company adopted ASC 326, which made changes to the accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost, including held-to-maturity debt securities, to measure an expected credit loss under CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit losses estimates. For further discussion on the Company's accounting policies and policy elections related to the accounting standard update refer to Note 3 "Accounting Standards" to the Consolidated Financial Statements for additional information.

All securities information presented as of March 31, 2021 is in accordance with ASC 326. All securities information presented prior to March 31, 2021 is in accordance with previous applicable GAAP. See the Company's prior accounting policies in Note 1 "Summary of Significant Accounting Policies" of the 2020 Form 10-K.

Available-for-sale

ASC 326 makes targeted improvements to the accounting for credit losses on securities available-for-sale. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike securities held to maturity, securities available-for-sale are evaluated on an individual level and pooling of securities is not allowed.

Quarterly, the Company evaluates if a security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis as outlined below:

●	Review the extent to which the fair value is less than the amortized cost and determine if the decline is indicative of credit loss or other factors.
●	The securities that violate the credit loss trigger above would be subjected to additional analysis.
●	If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using the DCF analysis using the effective interest rate. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. The allowance for the calculated credit loss will be monitored going forward for further credit deterioration or improvement.

At March 31, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. At March 31, 2021, accrued interest receivable totaled $5.3 million for securities available-for-sale and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

All AFS securities were current with no securities past due or on nonaccrual as of March 31, 2021.

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities at March 31, 2021 and December 31, 2020:

	March 31,2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$6,056	$176	$27	$6,205
Obligations of U.S. government agencies and sponsored entities	124,614	1,908	121	126,401
Tax-exempt and taxable obligations of states and municipal subdivisions	508,285	12,319	4,072	516,532
Mortgage-backed securities - residential	281,453	7,365	1,180	287,638
Mortgage-backed securities - commercial	163,067	4,882	658	167,291
Corporate obligations	30,026	1,102	6	31,122
Total	$1,113,501	$27,752	$6,064	$1,135,189

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$9,063	$320	$—	$9,383
Obligations of U.S. government agencies sponsored entities	97,107	3,130	67	100,170
Tax-exempt and taxable obligations of states and municipal subdivisions	464,348	16,326	300	480,374
Mortgage-backed securities - residential	228,257	8,206	42	236,421
Mortgage-backed securities - commercial	158,784	6,087	60	164,811
Corporate obligations	30,063	976	16	31,023
Total	$987,622	$35,045	$485	$1,022,182

The amortized cost and fair value of debt securities at March 31, 2021 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31,2021
	Available-for-Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Due less than one year	$40,821	$41,113
Due after one year through five years	142,907	147,890
Due after five years through ten years	248,781	252,167
Due greater than ten years	236,472	239,090
Mortgage-backed securities - residential	281,453	287,638
Mortgage-backed securities - commercial	163,067	167,291
Total	$1,113,501	$1,135,189

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $759.9 million and $576.0 million at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes available-for-sale securities with unrealized losses position for which an allowance for credit losses has not been recorded at March 31, 2021 and that are not deemed to be other than temporarily impaired as of December 31, 2020.  The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31,2021
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$1,056	$27	$—	$—	$1,056	$27
Obligations of U.S government agencies and sponsored entities	15,607	119	298	2	15,905	121
Tax-exempt and taxable obligations of state and municipal subdivisions	157,690	3,686	4,926	386	162,616	4,072
Mortgage-backed securities - residential	104,641	1,173	517	7	105,158	1,180
Mortgage-backed securities - commercial	35,732	631	2,902	27	38,634	658
Corporate obligations	—	—	42	6	42	6
Total	$314,726	$5,636	$8,685	$428	$323,411	$6,064

	December 31, 2020
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S government agencies and sponsored entities	6,593	65	326	2	6,919	67
Tax-exempt and taxable obligations of state and municipal subdivisions	10,193	300	—	—	10,193	300
Mortgage-backed securities - residential	30,202	42	11	—	30,213	42
Mortgage-backed securities - commercial	10,134	29	3,596	31	13,730	60
Corporate obligations	5,217	8	40	8	5,257	16
Total	$62,339	$444	$3,973	$41	$66,312	$485

At March 31, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 169 and 71 securities, respectively, which were in an unrealized loss position.  Available-for-sale securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly.  The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis.  No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2021.  The Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

NOTE 10 – LOANS

On January 1, 2021, the Company adopted ASU 326.  The FASB issued ASU 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an ACL methodology, which replaces its previous allowance for loan losses methodology.  All loan information presented as of March 31, 2021 is in accordance with ASC 326.  All loan information presented prior to January 1, 2021 is in accordance with previous applicable GAAP.  See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

Consumer installment – Installment and other loans are all loans issued to individuals that are not for any purpose related to operation of a business, and not secured by real estate. Repayment on these loans is mostly dependent on personal income, which may be impacted by general economic conditions.

The composition of the loan portfolio as of March 31, 2021 and December 31, 2020, is summarized below:

($ in thousands)	March 31, 2021	December 31, 2020
Loans held for sale
Mortgage loans held for sale	$15,119	$21,432
Total LHFS	$15,119	$21,432

Loans held for investment
Commercial, financial and agriculture (1)	$550,500	$579,443
Commercial real estate	1,633,667	1,652,993
Consumer real estate	832,327	850,206
Consumer installment	38,599	41,036
Total loans	3,055,093	3,123,678
Less allowance for credit losses	(32,663)	(35,820)
Net LHFI	$3,022,430	$3,087,858
(1)	Loan balance includes $221.7 million and $239.7 million in PPP loans as of March 31, 2021 and December 31, 2020, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company's LHFI. At March 31, 2021, accrued interest receivable for LHFI totaled $19.3 million with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

Nonaccrual and Past Due LHFI

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following tables presents the aging of the amortized cost basis in  past due loans in addition to those loans classified as nonaccrual including PCD loans:

	March 31, 2021
					Total
	Past Due	Past Due			Past Due,
	30 to 89	90 Days or More and			Nonaccrual	Total	Nonaccrual and
($ in thousands)	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	PCD with No ACL
Commercial, financial and agriculture (1)	$607	$—	$686	$320	$1,613	$550,500	$387
Commercial real estate	4,149	32	17,489	3,173	24,843	1,633,667	5,030
Consumer real estate	4,524	1,047	2,790	5,490	13,851	832,327	3,139
Consumer installment	309	—	30	3	342	38,599	—
Total	$9,589	$1,079	$20,995	$8,986	$40,649	$3,055,093	$8,556
(1)	Total loan balance includes $221.7 million in PPP loans as of March 31, 2021.

	December 31,2020
		Past Due 90			Total
	Past Due	Days or			Past Due,
	30 to 89	More and Still			Nonaccrual	Total
($ in thousands)	Days	Accruing	Nonaccrual	PCI	and PCI	LHFI
Commercial, financial and agriculture (1)	$1,007	$244	$2,197	$221	$3,669	$579,443
Commercial real estate	2,116	1,553	19,499	3,388	26,556	1,652,993
Consumer real estate	5,389	895	2,480	5,954	14,718	850,206
Consumer installment	419	—	32	3	454	41,036
Total	$8,931	$2,692	$24,208	$9,566	$45,397	$3,123,678
(1)	Total loan balance as of December 31, 2020 includes $239.7 million in PPP loans.

Acquired Loans

On January 1, 2021, the Company adopted ASC 326 and elected to account for its existing acquired PCI loans as PCD loans included within the LHFI portfolio. The Company elected to maintain segments of loans that were previously accounted for under ASC 310-30 and will continue to account for these segments as a unit of account unless the loan is collateral dependent. PCD loans that are collateral dependent will be assessed individually. Loans are only removed from the existing segments if they are written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each segment and added to the band's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the segment and the new amortized cost basis is the noncredit discount of approximately $685 thousand, which will be accreted into interest income over the remaining life of the segment. Changes to the ACL after adoption are recorded through provision expense. As of March 31, 2021, the amortized cost of the Company's PCD loans totaled $13.6 million, which had an estimated ACL of $1.2 million.

Prior to the adoption of FASB ASC 326, the Company acquired loans with deteriorated credit quality in 2014, 2017, 2018, 2019 and 2020. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  The acquired loans were segregated as of the acquisition date between those considered to be performing (acquired non-impaired loans) and those with evidence of credit deterioration (PCI loans). Acquired loans are considered to be impaired if it is probable, based on current available information, that the Company will be unable to collect all cash flows as expected.  If expected cash flows cannot reasonably be estimated as to what will be collected, there will not be any interest income recognized on these loans.

Total outstanding PCI loans were $13.1 million and the related purchase accounting discount was $3.6 million as of March 31, 2020. The outstanding balance of these loans is the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loans, owed at the reporting date, whether or not currently due and whether or not any such amounts have been charged off.

Changes in the carrying amount and accretable yield for purchased credit impaired loans were as follows at March 31, 2020 ($ in thousands):

Accretable
Yield
Balance at beginning of period, January 1	$3,417
Additions, including transfers from non-accretable	337
Accretion	(148)
Balance at end of period, March 30, 2020	$3,606

Impaired LHFI

Prior to the adoption of FASB ASC 326, the Company individually evaluated impaired LHFI.   The following table provides a detail of impaired loans broken out according to class as of December 31, 2020.  The following table does not include PCI loans.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

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

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the year ended December 31, 2020.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the three months ended March 31, 2020, was $377 thousand. The Company had no loan commitments to borrowers in nonaccrual status at March 31, 2020 or December 31, 2020.

Troubled Debt Restructurings

If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic and its economic impact to its customers, the Company implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification.  This program allowed for a deferral of payments for up two successive 90-day periods for a cumulative maximum of 180 days.  Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as TDRs.  For borrowers requiring a longer-term modification following the short-term loan modification program the Company worked with these borrowers whose loans were not more 30 days past due at December 31, 2019 and who required modification as a result of COVID-19 to modify such loans under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”).

As of March 31, 2021, and December 31, 2020, the Company had TDRs totaling $23.1 million and $27.5 million.   As of March 31, 2021, the Company had no additional amount committed on any loan classified as TDR.  As of March 31, 2021, TDRs had a related ACL of $2.7 million, compared to a related allowance for loan loss of $2.4 million at March 31, 2020, and resulting in no charge-offs for the three months ended March 31, 2021 and 2020.

The were no TDRs added during the three months ended March 31, 2021. The following table presents LHFI by class modified as TDR that occurred during the three months ended March 31, 2020 ($ in thousands, except for number of loans).

	Three Months Ended March 31, 2020
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	1	$12	$12
Commercial real estate	2	738	734
Consumer real estate	—	—	—
Consumer installment	—	—	—
Total	3	$750	$746

The TDRs presented above increased the allowance for credit losses $37 thousand for the three month period ended March 31, 2020 and resulted in no charge-offs for the three months period ended March 31, 2020.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Three Months Ended March 31,
	2021		2020
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	—	$—	10	$15,841
Commercial real estate	3	1,065	—	—
Total	3	$1,065	10	$15,841

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver.  No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $89 thousand and the allowance for loan losses $2.9 million and resulted in no charge-offs for the three months period ended March 31, 2021 and 2020, respectively.

The following tables represents the Company’s TDRs at March 31, 2021 and December 31, 2020:

			Past Due 90
March 31, 2021	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$48	$—	$—	$674	$722
Commercial real estate	4,371	—	—	14,480	18,851
Consumer real estate	1,374	—	269	1,868	3,511
Consumer installment	23	—	—	—	23
Total	$5,816	$—	$269	$17,022	$23,107
Allowance for credit losses	$71	$—	$—	$2,658	$2,729

			Past Due 90
December 31, 2020	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$59	$—	$—	$765	$824
Commercial real estate	4,560	49	—	18,076	22,685
Consumer real estate	1,559	269	—	2,161	3,989
Consumer installment	23	3	—	—	26
Total	$6,201	$321	$—	$21,002	$27,524
Allowance for loan losses	$163	$29	$—	$3,936	$4,128

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of March 31, 2021:

March 31, 2021	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$742	$—	$742
Commercial real estate	5,126	—	—	5,126
Consumer real estate	4,282	—	—	4,282
Consumer installment	—	—	2	2
Total	$9,408	$742	$2	$10,152

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The following provides a qualitative description by class of loan of the collateral that secures the Company’s collateral-dependent LHFI:

●	Commercial, financial and agriculture – Loans within these loan classes are secured by equipment, inventory accounts, and other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
●	Commercial real estate – Loans within these loan classes are secured by commercial real property. There have been no significant changes to the collateral that secures these financial assets during the period.
●	Consumer real estate - Loans within these loan classes are secured by consumer real property. There have been no significant changes to the collateral that secures these financial assets during the period.
●	Consumer installment - Loans within these loan classes are secured by consumer goods, equipment, and non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

Loan Participations

The Company has loan participations, which qualify as participating interest, with other financial institutions.  As of March 31, 2021, these loans totaled $124.7 million, of which $80.4 million had been sold to other financial institutions and $44.3 million was retained by the Company.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial assets unless all participating interest holders agree.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. The Company uses the following definitions for risk ratings:

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed. Revolving loans converted to term as of the three months ended March 31, 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$99,367	$208,119	$69,541	$66,216	$32,346	$53,959	$120	$529,668
Special mention	—	280	372	475	435	281	—	1,843
Substandard	—	431	1,910	6,822	616	8,723	10	18,512
Doubtful	—	—	477	—	—	—	—	477
Total commercial, financial
and agriculture	$99,367	$208,830	$72,300	$73,513	$33,397	$62,963	$130	$550,500

Commercial real estate:
Risk Rating
Pass	$70,345	$360,501	$249,355	$249,204	$176,571	$413,356	$—	$1,519,332
Special mention	—	3,119	1,864	9,848	12,445	23,928	—	51,204
Substandard	—	4,794	3,274	14,266	12,183	28,614	—	63,131
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$70,345	$368,414	$254,493	$273,318	$201,199	$465,898	$—	$1,633,667

Consumer real estate:
Risk Rating
Pass	$44,661	$224,446	$96,559	$92,227	$78,523	$168,617	$95,090	$800,123
Special mention	—	—	1,149	1,602	643	2,901	521	6,816
Substandard	—	933	1,469	3,657	1,805	15,696	1,806	25,366
Doubtful	—	—	—	—	—	22	—	22
Total consumer real estate	$44,661	$225,379	$99,177	$97,486	$80,971	$187,236	$97,417	$832,327

Consumer installment:
Risk Rating
Pass	$3,836	$15,221	$7,986	$3,391	$1,855	$2,459	$3,728	$38,476
Special mention	—	—	—	10	4	2	—	16
Substandard	—	6	28	3	19	50	1	107
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$3,836	$15,227	$8,014	$3,404	$1,878	$2,511	$3,729	$38,599

Total
Pass	$218,209	$808,287	$423,441	$411,038	$289,295	$638,391	$98,938	$2,887,599
Special mention	—	3,399	3,385	11,935	13,527	27,112	521	59,879
Substandard	—	6,164	6,681	24,748	14,623	53,083	1,817	107,116
Doubtful	—	—	477	—	—	22	—	499
Total	$218,209	$817,850	$433,984	$447,721	$317,445	$718,608	$101,276	$3,055,093

At December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	Commercial,
December 31, 2020	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$563,772	$1,530,366	$834,920	$40,884	$2,969,942
Special Mention	2,143	64,012	1,889	20	68,064
Substandard	11,875	66,535	13,397	132	91,939
Doubtful	1,653	23	—	—	1,676
Subtotal	$579,443	$1,660,936	$850,206	$41,036	$3,131,621
Less: Unearned discount	—	7,943	—	—	7,943

LHFI, net of unearned discount	$579,443	$1,652,993	$850,206	$41,036	$3,123,678

Allowance for Credit Losses (ACL)

The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of a general allowance for loans that are collectively assessed in pools with similar risk characteristics and a specific allowance for individually assess loans.  The allowance is continuously monitored by Management to maintain a level adequate to absorb expected losses inherent in the loan portfolio.  See Note 3. “Accounting Standards” to the Consolidated Financial Statements for additional information.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and the allowance for loan losses for the three months ended March 31, 2020:

	Three months ended March 31, 2021
	Commercial,
	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(986)	(2,841)	(139)	(157)	(4,123)
Recoveries	83	132	54	300	569
Total ending allowance balance	$4,158	$17,578	$10,280	$647	$32,663

	Three months ended March 31, 2020
	Commercial,	Commercial	Consumer
	Financial and	Real	Real	Consumer
($ in thousands)	Agriculture	Estate	Estate	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$39	$13,908
Provision for loan losses	1,446	4,523	1,106	66	(39)	7,102
Loans charged-off	(99)	(333)	(9)	(59)	—	(500)
Recoveries	76	69	49	100	—	294
Total ending allowance balance	$4,466	$13,095	$2,840	$403	$—	$20,804

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of March 31, 2021 ($ in thousands).

	Commercial,	Commercial	Consumer
	Financial and	Real	Real	Consumer
March 31, 2021	Agriculture	Estate	Estate	Installment	Total
LHFI
Individually evaluated	$742	$5,126	$4,282	$2	$10,152
Collectively evaluated	549,758	1,628,541	828,045	38,597	3,044,941
Total	$550,500	$1,633,667	$832,327	$38,599	$3,055,093

Allowance for Credit Losses
Individually evaluated	$199	$5	$75	$2	$281
Collectively evaluated	3,959	17,573	10,205	645	32,382
Total	$4,158	$17,578	$10,280	$647	$32,663

The following table provides the ending balance in the Company’s LHFI and the allowance for loan losses, broken down by portfolio segment as of December 31, 2020 ($ in thousands).

	Commercial,
	Financial and	Commercial	Consumer	Consumer
December 31, 2020	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$2,241	$23,857	$1,248	$49	$27,395
Collectively evaluated	574,152	1,971,292	494,833	41,498	3,081,775
PCI Loans	244	9,056	5,185	23	14,508
Total	$576,637	$2,004,205	$501,266	$41,570	$3,123,678

Allowance for Loan Losses
Individually evaluated	$1,235	$4,244	$176	$14	$5,669
Collectively evaluated	4,979	20,075	4,560	537	30,151
Total	$6,214	$24,319	$4,736	$551	$35,820

NOTE 11 – COVID-19 UPDATE

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy.  As of March 31,2021, the Company’s aggregate outstanding exposure in these segments was $436.5 million, and total loan modifications resulting from COVID-19 were approximately $45.7 million.  While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing and scope of additional government stimulus packages, and the economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for credit losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

NOTE 12 – RECLASSIFICATION

Certain amounts in the 2020 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” ”seek,” “plans,” “potential,” “aim,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of COVID-19 pandemic on our financial statements, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

●	the negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
●	government or regulatory responses to the COVID-19 pandemic;
●	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
●	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, public health emergencies and international instability;
●	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), potential impacts from the Tax Cuts and Jobs Act, the CARES Act of 2020, and other COVID-19 relief measures, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
●	changes in political conditions or the legislative or regulatory environment;
●	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required to replenish the allowance in future periods;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses through additional credit loss provisions or write-down of our assets;
●	the rate of delinquencies and amount of loans charged-off;
●	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
●	risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
●	significant increases in competition in the banking and financial services industries;
●	changes in the securities markets;
●	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes occurring in business conditions and inflation;
●	changes in technology or risks to cybersecurity;
●	changes in deposit flows;
●	changes in accounting principles, policies, or guidelines, including the impact of the new Current Expected Credit Losses (“CECL”) standard;

●	our ability to maintain adequate internal control over financial reporting;
●	risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate.  The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management's evaluation of borrowers' abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company's critical accounting policies are discussed in detail in Note B "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" contained in Item 8 "Financial Statements and Supplementary Data" of the Company's 2020 Form 10-K.

On January 1, 2021, the Company adopted FASB ASU 2016-13, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 3 "Accounting Standards" to the Consolidated Financial Statements.

As a result of the Company’s immediate response to COVID-19, including loan modifications/payment deferral programs and the Paycheck Protection Program, the Company has elected to temporarily suspend the application of one provision of U.S. Generally Accepted Accounting Principles (“GAAP”), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020.  Sections 4013 and 4014 of the CARES Act provides the Company with temporary relief from troubled debt restructurings, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

CORONAVIRUS (COVID-19) IMPACT

In March 2020, the World Health Organization recognized the novel Coronavirus Disease 2019 as a pandemic. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.   These disruptions may result in a decline in demand for banking products or services, including loans and deposits, which could impact our future financial condition, result of operations and liquidity. The impacts of the COVID-19 pandemic on the economy and the banking industry are rapidly evolving and the future effects are unknown at this time.  The Company is working to adapt to the changing environment and proactively plan for contingencies.  To that end, the Company has and is taking steps to protect the health of our employees and to work with our customers experiencing difficulties as a result of this virus.  The Company has many non-branch personnel working remotely.  All of our branches are open, and we are servicing our clients with limited lobby access by appointment only. We have also been working through loan modifications and payment deferral programs to assist affected customers, and have increased our allowance for loan and lease losses.

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy.  As of March 31, 2021, the Company’s aggregate outstanding exposure in these segments was $436.5 million, or 14.3% of total loans.  While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher provision expense to provide the required allowance reserve for this situation.

On March 27, 2020, the CARES Act was signed into law.  The CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S. businesses and consumers struggling as a result of the pandemic.  A provision in the CARES Act includes a $349 billion fund for the creation of the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities.  The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program.  The PPP was amended in April to include an additional $320 billion in funding.  On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPPFA”) that amends the CARES Act.  The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19.   The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%.  In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender.  For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19.  To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019.  All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S.  Loans that were current as of December 31, 2019 are not TDRs.  In addition, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC 310-40, “Troubled Debt Restructuring by Creditors.”  These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  We began receiving requests from our borrowers for loan and lease deferrals in March 2020.  Payment modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days.  Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.

On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. In January 2021, we opened the lending portal and started processing second draw PPP loan applications.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law.  The $1.9 trillion stimulus aid package builds upon many measures in the CARES Act from March 2020, and in the CAA from December 2020.

As of March 31, 2021, we have modified approximately 1,638 loans for $626.7 million, of which 1,384 loans for $436.8 million were modified to defer monthly principal and interest payments and 254 loans for $189.9 million were modified from monthly principal and interest payments to interest only. At March 31, 2021, there were approximately 29 loans for $35.4 million that were modified to defer principal and interest payments and approximately 4 loans for $10.3 million that were modified from monthly principal and interest payments to interest only that were outstanding.   As of March 31, 2021, we have approximately 2,591 PPP loans approved through the SBA for $221.7 million outstanding.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2021 compared to first quarter 2020

The Company reported net income available to common shareholders of $16.6 million for the three months ended March 31, 2021, compared with net income available to common shareholders of $8.3 million for the same period last year, an increase of $8.3 million or 100.3%. In comparing the quarters, an increase in net income available to common shareholders was largely attributed to a decrease in provision for credit losses expense in the amount of $7.1 million. The Company recorded $0 in provision for credit losses expense for the first quarter 2021 and recorded $7.1 million for the first quarter 2020. For the first quarter of 2021, fully diluted earnings per share were $0.79, compared to $0.44 for the first quarter of 2020.

Operating net earnings, a non-GAAP financial measure, for the first quarter of 2021 totaled $16.6 million compared to $8.9 million for the first quarter of 2020, an increase of $7.7 million or 86.5%. Operating net earnings, which is a non-GAAP financial measure,for the first quarter of 2020 excludes merger-related costs of $576 thousand, net of tax. Operating earnings per share were $0.79 on a fully diluted basis for the first quarter 2021, compared to $0.47 for the same period in 2020, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $39.2 million, or 15.2%, for the three months ended March 31, 2021, compared to $34.1 million for the same period in 2020. The increase was due to interest income earned on a higher volume of loans. Fully tax equivalent ("FTE") net interest income, which is a non-GAAP measure, totaled $39.9 million and $34.5 million for the first quarter of 2021 and 2020, respectively. FTE net interest income, which is a non-GAAP measure, increased $5.4 million in the prior year quarterly comparison due to increased loan volume. Purchase accounting adjustments decreased $1.2 million for the first quarter comparisons. First quarter 2021 FTE net interest margin, which is a non-GAAP measure, of 3.34% included 9 basis points related to purchase accounting adjustments compared to 3.93% for the same quarter in 2020, which included 28 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the net interest margin decreased 40 basis points in prior year quarterly comparison. See reconciliation of non-GAAP financial measures provided below.

Non-interest income for the three months ended March 31, 2021 was $9.5 million compared to $6.5 million for the same period in 2020, reflecting an increase of $3.0 million or 46.3%. Mortgage income increased $1.6 million in prior year quarterly comparison primarily due to an increase in mortgage loan volume.

Pre-tax, pre-provision operating earnings, a non-GAAP measure, excludes acquisition charges, increased 20.2% to $21.4 million for the quarter-ended March 31, 2021 as compared to $17.8 million for the first quarter of 2020. See reconciliation of non-GAAP financial measures provided below.

Non-interest expense was $27.3 million for the three months ended March 31, 2021, an increase of $3.8 million or 16.3%, when compared with the same period in 2020. Excluding the net decrease in acquisition charges of $740 thousand for the quarterly comparison, non-interest expense increased $4.6 million in the first quarter of 2021, of which $2.0 million was attributable to the operation of SWG, as compared to first quarter of 2020.

Investment securities totaled $1.157 billion, or 21.3% of total assets at March 31, 2021, versus $788.9 million, or 19.4% of total assets at March 31, 2020. The average balance of investment securities increased $282.1 million in prior year quarterly comparison, mostly as a result of the acquisition of SWG. The average tax equivalent yield on investment securities decreased 62 basis points to 2.32% from 2.94% in prior year quarterly comparison. The investment portfolio had a net unrealized gain of $21.7 million at March 31, 2021 as compared to a net unrealized gain of $21.4 million at March 31, 2020.

The FTE average yield on all earning assets, a non-GAAP measure, decreased 94 basis points in prior year quarterly comparison, from 4.78% for the first quarter of 2020 to 3.84% for the first quarter of 2021. Average interest expense decreased 38 basis points from 0.92% for the first quarter of 2020 to 0.54% for the first quarter of 2021. Cost of all deposits averaged 36 basis points for the first quarter of 2021 compared to 76 basis points for the first quarter of 2020. See reconciliation of non-GAAP financial measures provided below.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST

The First represents the primary asset of the Company. The First reported total assets of $5.435 billion at March 31, 2021 compared to $5.145 billion at December 31, 2020, an increase of $291.4 million. Loans, including loans held for sale, decreased $71.7 million to $3.038 billion, or 2.3%, during the first three months of 2021. Deposits at March 31, 2021 totaled $4.676 billion compared to $4.283 billion at December 31, 2020.

For the three months period ended March 31, 2021, The First reported net income of $18.7 million compared to $10.1 million for the three months ended March 31, 2020. Merger charges, net of tax, equaled $0 for the first three months of 2021 as compared to $576 thousand for the first three months of 2020.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $5.2 million, or 15.2%, for the first quarter of 2021 relative to the first quarter of 2020. The increase was due to interest income earned on a higher volume of loans and approximately $3.9 million in fees earned on PPP loans.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	March 31,2021			March 31,2020
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$699,585	$3,591	2.05%	$560,613	$3,944	2.81%
Tax exempt securities	367,322	2,590	2.82%	224,212	1,821	3.25%
Total investment securities	1,066,907	6,181	2.32%	784,825	5,765	2.94%
Interest bearing deposits in other banks	614,283	48	0.03%	129,978	289	0.89%
Loans	3,097,145	39,613	5.12%	2,602,340	36,005	5.53%
Total earning assets	4,778,335	45,842	3.84%	3,517,143	42,059	4.78%
Other assets	558,929			473,350
Total assets	$5,337,264			$3,990,493

Interest-bearing liabilities:
Deposits	$4,172,326	$3,849	0.37%	$3,042,529	$5,413	0.71%
Borrowed funds	100,143	288	1.15%	145,267	917	2.53%
Subordinated debentures	144,590	1,821	5.04%	80,697	1,203	5.96%
Total interest-bearing liabilities	4,417,059	5,958	0.54%	3,268,493	7,533	0.92%
Other liabilities	275,282			174,691
Shareholders’ equity	644,923			547,309
Total liabilities and shareholders’ equity	$5,337,264			$3,990,493

Net interest income		$39,229			$34,065
Net interest margin			3.28%			3.87%
Net interest income (FTE)*		$39,884	3.30%		$34,526	3.86%
Net interest margin (FTE)*			3.34%			3.93%

*  See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company's non-interest income and non-interest expense for the three months ended March 30, 2021 and 2020:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	3/31/21	% of Total	3/31/20	% of Total
Non-interest income:
Service charges on deposit accounts	$1,761	18.6%	$1,914	29.6%
Mortgage fee income	3,162	33.4%	1,567	24.2%
Interchange fee income	2,644	27.9%	1,986	30.6%
Gain on securities, net	20	0.2%	174	2.7%
Loss on sale of premises and equipment	(4)	0.0%	(8)	(0.1)%
Other	1,889	19.9%	841	13.0%
Total non-interest income	$9,472	100%	$6,474	100%

Non-interest expense:
Salaries and employee benefits	$16,054	58.9%	$13,228	56.4%
Occupancy expense	3,879	14.2%	2,918	12.5%
FDIC premiums	494	1.8%	147	0.6%
Marketing	160	0.6%	213	0.9%
Amortization of core deposit intangibles	1,052	3.9%	938	4.0%
Other professional services	934	3.4%	874	3.7%
Other non-interest expense	4,691	17.2%	4,381	18.7%
Acquisition and integration charges	—	0.0%	740	3.2%
Total non-interest expense	$27,264	100%	$23,439	100%

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

The Company's provision for income taxes was $4.8 million or 22.4% of earnings before income taxes for the first quarter 2021, compared to $1.7 million or 16.9% of earnings before income taxes for the same period in 2020. The effective tax rate for 2020 includes any provisions related to the CARES Act that was signed into law on March 27, 2020. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j) of the Internal Revenue Code of 1986, as amended, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.135 billion, or 20.8% of total assets at March 31, 2021 compared to $1.022 billion, or 19.8% of total assets at December 31, 2020.

There were no federal funds sold at March 31, 2021 and December 31, 2020; and interest-bearing balances at other banks increased to $695.7 million at March 31, 2021 from $424.9 million at December 31, 2020. The Company's investment portfolio increased $107.7 million, or 10.3%, to a total fair market value of $1.157 billion at March 31, 2021 compared to December 31, 2020. The increase in the portfolio is related to purchases that were made in the first quarter of 2021. The Company's investments are classified as "available-for-sale" to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN PORTFOLIO

LHFS

The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently "locks in" with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At March 31, 2021, LHFS totaled $15.1 million, compared to $21.4 million at December 31, 2020.

LHFI

LHFI, net of deferred fees and costs, were $3.022 billion at March 31, 2021, a decrease of $65.4 million, or 2.2%, from $3.088 billion at December 31, 2020. The Company also saw a decrease in the commercial, financial, and agriculture loan portfolio of $18.0 million related to PPP loans.

As of March 31, 2021, we have modified approximately 1,638 loans for $626.7 million, of which 1,384 loans for $436.8 million were modified to defer monthly principal and interest payments and 254 loans for $189.9 million were modified from monthly principal and interest payments to interest only.   At March 31, 2021, there were approximately 29 loans for $35.4 million that were modified to defer principal and interest payments and approximately 4 loans for $10.3 million that were modified from monthly principal and interest payments to interest only that were outstanding. As of March 31, 2021, we have approximately 2,591 loans approved through the SBA for $221.7 million outstanding.

The following table presents the Company's composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	March 31, 2021 (1)		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial, financial and agriculture (2)	$550,500	18.0%	$579,443	18.6%
Commercial real estate	1,633,667	53.5%	1,652,993	52.9%
Consumer real estate	832,327	27.2%	850,206	27.2%
Consumer installment	38,599	1.3%	41,036	1.3%
Total loans	3,055,093	100%	3,123,678	100%
Allowance for credit losses	(32,663)		(35,820)
Net loans	$3,022,430		$3,087,858
(1)	Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.
(2)	Loan amount includes $221.7 million and $239.7 million in PPP loans at March 31, 2021 and December 31, 2020, respectively.

Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of March 31, 2021, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank's loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

NON-PERFORMING ASSETS

Non-performing assets ("NPAs") are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $30.0 million at March 31, 2021, a decrease of $3.8 million from December 31, 2020.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.8 million at both March 31, 2021 and December 31, 2020.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower's financial difficulty. At March 31, 2021, the Bank had $23.1 million in loans that were classified as TDRs, of which $5.8 million were performing as agreed with modified terms. At December 31, 2020, the Bank had $27.5 million in loans that were classified as TDRs of which $6.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of March 31, 2021, $17.3 million in loans categorized as TDRs were classified as non-performing as compared to $21.3 million at December 31, 2020.

The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted ($ in thousands):

	3/31/21 (1)	12/31/20
Nonaccrual Loans
Commercial, financial and agriculture	$1,006	$2,418
Commercial real estate	20,662	22,887
Consumer real estate	8,280	8,434
Consumer installment	33	35
Total Nonaccrual Loans	29,981	33,774

Other real-estate owned	5,769	5,802

Total NPAs	$35,750	$39,576
Performing TDRs	$5,816	$6,201
Past due 90 days or more and still accruing	$1,079	$2,692
Total non-performing assets as a % of total loans & leases net of unearned income	1.2%	1.3%
Total nonaccrual loans as a % of total loans & leases net of unearned income	1.0%	1.1%
(1)	Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.

NPAs totaled $35.8 million at March 31, 2021, compared to $39.6 million at December 31, 2020, a decrease of $3.8 million. The ACL/total loans ratio was 1.07% at March 31, 2021, and the ALLL/total loans ratio was 1.15% at December 31, 2020. The decrease in the ACL/total loans ratio is primarily attributable to charge-offs taken on several loans during the first quarter of 2021. Total valuation accounting adjustments total $6.8 million on acquired loans at March 31, 2021. The ratio of annualized net charge-offs (recoveries) to total loans was 0.5% for the quarter ended March 31, 2021 compared to 0.3% for the year ended December 31, 2020.

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2021, the Company adopted the ASU 2016-13. The FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments" to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Costs," the Company has developed an ACL methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company's own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note 3 "Accounting Standards" for a complete description of the Company's methodology and the quantitative and qualitative factors included in the calculation.

Upon the adoption of ASC 326, the Company recorded a $397 thousand increase to the ACL. At March 31, 2021, the ACL was $32.7 million, a decrease of $3.2 million, or 8.8% when compared to December 31, 2020. The decrease is related to charge-offs taken on several loans during the first quarter of 2021 and was offset by a slight increase related to the ASC 326 transition entry. At December 31, 2020, the allowance for loan losses amounted to approximately $35.8 million, which was 1.15% of LHFI. The Company's provision for credit losses for the three months ended March 31, 2021 was $0, a decrease of $7.1million compared to with the same quarter last year.

At March 31, 2021, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management's estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three months ended March 31, 2021 and the allowance for loan losses for the three months ended March 31, 2020 ($ in thousands):

Allowance for Credit Losses

	Three Months	Three Months
	Ended	Ended
Balances:	3/31/21	3/31/20
Average LHFI outstanding during period:	$3,097,145	$2,602,340
LHFI outstanding at end of period:	3,055,093	2,602,288
Allowance for Credit Losses:
Balance at beginning of period	$35,820	$13,908
ASC 326 adoption adjustment	397	—
Provision charged to expense	—	7,102
Charge-offs:
Commercial, financial and agriculture	986	99
Commercial real estate	2,841	333
Consumer real estate	139	9
Consumer installment	157	59
Total Charge-offs	4,123	500
Recoveries:
Commercial, financial and agriculture	83	76
Commercial real estate	132	69
Consumer real estate	54	49
Consumer installment	300	100
Total Recoveries	569	294
Net loan charge offs (recoveries)	3,554	206
Balance at end of period	$32,663	$20,804

RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.5%	0.0%
ACL to LHFI at end of period	1.1%	0.8%
Net Loan Charge-offs (recoveries) to PCL	0.0%	2.9%

The following tables summarizes the ACL at March 31, 2021 and the ALLL at December 31,2020.

($ in thousands)	March 31, 2021	December 31, 2020
	Amount	Amount
Commercial, financial and agriculture	$4,158	$6,214
Commercial real estate	17,578	24,319
Consumer real estate	10,280	4,736
Consumer installment	647	551
Total	$32,663	$35,820

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES

On January 1, 2021, the Company adopted ASC 326. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $717.9 million. As of March 31, 2021, the allowance for credit losses on unfunded commitments was unchanged.

OTHER ASSETS

The Company's balance of non-interest earning cash and due from banks was $117.5 million at March 31, 2021 and $137.7 million at December 31, 2020. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“ FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities decreased $5.3 million due to a decrease in FHLB stock. The Company's net premises and equipment at March 31, 2021 was $113.8 million and $114.8 million at December 31, 2020; a decrease of $1.0 million, or 0.9% for the first three months of 2021. Operating right-of-use assets at March 31, 2021, totaled $5.6 million compared to $6.0 million at December 31, 2020, a decrease of $409 thousand. Financing right-of-use assets at March 31, 2021, totaled $2.6 million compared to $2.7 million at December 31, 2020, a decrease of $62 thousand. Bank-owned life insurance at March 31, 2021 totaled $86.5 million compared to $73.7 million at December 31, 2020, an increase of $12.7 million. The increase was due to the purchase of $12.3 million in BOLI contracts in the first quarter of 2021. Goodwill at March 31, 2021 remained unchanged at $156.9 million when compared to December 31, 2020. Other intangible assets, consisting primarily of the Company's core deposit intangible ("CDI"), decreased by $1.1 million as of March 31, 2021, as compared to December 31, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At March 31, 2021, management has determined that no impairment exists.

Other real estate owned decreased by $33 thousand, or 0.6%, to $5.8 million at March 31, 2021 as compared to December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $464.6 million at March 31, 2021 and $466.2 million at December 31, 2020, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 15.2% of gross loans at March 31, 2021 and 14.9% at December 31, 2020. The Company also had undrawn similar standby letters of credit to customers totaling $14.4 million at March 31, 2021 and $15.7 million at December 31, 2020. The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the "Liquidity" section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company's off-balance sheet arrangements, see Note 7 - Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of March 31, 2021. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.332 billion at March 31, 2021. Furthermore, funds can be obtained by drawing down the Company's correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2021, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $414.2 million of the Company's investment balances, compared to $513.2 million at December 31, 2020. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $50.0 million at March 31, 2021.

The Company’s liquidity ratio as of March 31, 2021 was 30.0%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2021	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	65.0%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(13.8)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	67.2%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of March 31, 2021, cash and cash equivalents were $813.3 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $557.5 million at March 31, 2021. Approximately $479.5 million in loan commitments could fund within the next three months and other commitments, primarily commercial and similar letters of credit, totaled $14.4 million at March 31, 2021.

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

The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended March 31, 2021 and 2020 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending.  At quarter-end March 31, 2021, $695.8 million in non-interest deposit balances and $859.4 million in NOW deposit accounts were reclassified as money market accounts.  A distribution of the Company’s deposits without reclassification showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	March 31, 2021		December 31, 2020
		Percent of		Percent of
($ in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$1,328,236	28.7%	$1,185,980	28.1%
NOW accounts and Other	1,562,119	33.8%	1,347,778	32.0%
Money Market accounts	750,687	16.3%	705,357	16.7%
Savings accounts	429,082	9.3%	395,116	9.4%
Time Deposits of less than $250,000	419,556	9.0%	218,418	5.2%
Time Deposits of $250,000 or more	130,617	2.9%	362,631	8.6%
Total deposits	$4,620,297	100%	$4,215,280	100%

As of March 31, 2021, deposits increased by $405.0 million, or 9.6% to $4.620 billion from $4.215 billion at December 31, 2020. Transaction account balances were above normal as of March 31, 2021 due to PPP loan proceeds.

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

Total non-deposit interest-bearing liabilities decreased by $110.2 million, or 96.1%, in the first three months of 2021, due in to a decrease in notes payable of $110.2 million to the FHLB. As of March 31, 2021, junior subordinated debentures decreased $21 thousand, net of issuance costs, to $144.6 million. Subordinated debt is discussed more fully in the below Capital section of this report.

LEASE LIABILITIES

As of March 31, 2021, operating lease liabilities decreased $398 thousand, or 6.6% to $5.6 million from $6.0 million at December 31, 2020. Finance lease liabilities decreased $47 thousand, or 2.1% to $2.2 million from $2.3 million at December 31, 2020.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $3.5 million, or 13.8%, during the first three months of 2021. As of March 31, 2021, accrued interest payable decreased $532 thousand, or 24.9% to $1.6 million from $2.1 million at December 31, 2020. Other accrued but unpaid expenses decreased $2.9 million, or 12.7% to 20.0 million at March 31, 2021.

CAPITAL

At March 31, 2021, the Company had total shareholders' equity of $643.9 million, comprised of $21.7 million in common stock, $18.9 million in treasury stock, $456.8 million in surplus, $168.2 million in undivided profits and $16.2 million in accumulated comprehensive income on available-for-sale securities. Total shareholders' equity at the end of 2020 was $644.8 million. The decrease of $866 thousand, or 0.1%, in shareholders' equity during the first three months of 2021 is comprised of capital added through net earnings of $16.6 million, and offset by $9.6 million decrease in accumulated comprehensive income for available-for-sale securities, treasury stock acquired of $5.2 million and $2.7 million in cash dividends paid.

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019. Under the program, the Company could from time to time repurchase up to $15 million of shares of its common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The renewed share repurchase program expired on December 31, 2020, The Company repurchased 289,302 shares in 2020 pursuant to the program.

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the "Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company's issued and outstanding common stock. Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program will have an expiration date of December 31, 2021. The Company repurchased 165,623 shares for $5.2 million under the Repurchase Program in the first quarter of 2021.

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

			Minimum
	March 31,	December 31,	Required to be
Regulatory Capital Ratios The First, A National Banking Association	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio	16.5%	15.8%	6.5%
Tier 1 Capital Ratio	16.5%	15.8%	8.0%
Total Capital Ratio	17.5%	16.9%	10.0%
Tier 1 Leverage Ratio	10.4%	10.4%	5.0%

			Minimum
	March 31,	December 31,	Required to be
Regulatory Capital Ratios The First Bancshares, Inc.	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio*	13.8%	13.5%	N/A
Tier 1 Capital Ratio**	14.3%	14.0%	N/A
Total Capital Ratio	19.3%	19.1%	N/A
Tier 1 Leverage Ratio	9.0%	9.2%	N/A

* The numerator does not include Preferred Stock and Trust Preferred.

** The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2021 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2021, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at March 31, 2021 was $643.9 million, or approximately 11.8% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

On June 30, 2006, The Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”) in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. Trust 2 issued $4.0 million of Trust Preferred Securities (“TPSs”) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three  month London Interbank Offer Rate (“LIBOR”) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, The Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”) in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6.0 million of TPSs to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

In 2018, the Company acquired FMB’s Capital Trust 1 (“Trust 1”), which consisted of $6.1 million of floating rate junior subordinated deferrable interest debentures in which the Company owns all of the common equity. The debentures are the sole asset of Trust 1. Trust 1 issued $6.0 million of TPSs to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 1’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three-month LIBOR plus 2.85% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

In accordance with the provisions of ASC 810, Consolidation, the trusts are not included in the consolidated financial statements.

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

The Company had $144.6 million of subordinated debt, net of deferred issuance costs $2.2 million and unamortized fair value mark $686 thousand, at March 31, 2021, compared to $144.6 million, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020.

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain rations derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources.  Operating net earnings and pre-tax, pre-provision operating earnings excludes acquisition charges.  Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Net income available to common shareholders	$16,644	$8,311
Effect of acquisition charges	—	740
Tax on acquisition charges	—	(164)
Net earnings available to common shareholders, operating	$16,644	$8,887

Diluted Operating Earnings per Share

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Diluted earnings per share	$0.79	$0.44
Effect of acquisition charges	—	0.04
Tax on acquisition charges	—	(0.01)
Diluted earnings per share, operating	$0.79	$0.47

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Net interest income	$39,229	$34,065
Tax exempt investment income	(1,935)	(1,360)
Taxable investment income	2,590	1,821
Net interest income, FTE	$39,884	$34,526

Average earning assets	$4,778,335	$3,517,143
Net interest margin, FTE	3.34%	3.93%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Earnings before income taxes	$21,437	$9,998
Acquisition charges	—	740
Provision for credit losses	—	7,102
Pre-Tax, Pre-Provision Operating Earnings	$21,437	$17,840

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Total interest income	$45,187	$41,598
Tax-exempt investment income	(1,935)	(1,360)
Taxable investment income	2,590	1,821
Total interest income, FTE	$45,842	$42,059

Yield on average earnings assets, FTE	3.84%	4.78%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Interest income investment securities	$5,526	$5,304
Tax-exempt investment income	(1,935)	(1,360)
Taxable investment income	2,590	1,821
Interest income investment securities, FTE	$6,181	$5,765

Average investment securities	$1,066,907	$784,825

Yield on investment securities, FTE	2.32%	2.94%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

March 31, 2021	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	20.8%	(20.0)%	30.4%	(40.0)%
Up 300 bps	17.1%	(15.0)%	26.7%	(30.0)%
Up 200 bps	12.4%	(10.0)%	20.8%	(20.0)%
Up 100 bps	6.7%	(5.0)%	12.0%	(10.0)%
Down 100 bps	(3.4)%	(5.0)%	(16.7)%	(10.0)%
Down 200 bps	(4.5)%	(10.0)%	(34.9)%	(20.0)%

 We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2021, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2021	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	129,183	130,688	135,238	144,269	151,937	158,417	163,314
Dollar Change	(6,055)	(4,550)		9,031	16,699	23,179	28,076
NII @ Risk - Sensitivity Y1	(4.5)%	(3.4)%		6.7%	12.4%	17.1%	20.8%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $6.1 million lower than in a stable interest rate scenario, for a negative variance of 4.5%.  The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $16.7 million, or 12.4%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise.  The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one year cumulative GAP ratio is approximately 192.9%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2021, under different interest rate scenarios relative to a base case of current interest rates:

March 31, 2021	Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	711,827	910,942	1,093,875	1,225,014	1,320,940	1,386,345	1,426,138
Change in EVE from base	(382,048)	(182,933)		131,139	227,065	292,470	332,263
% Change	(34.9)%	(16.7)%		12.0%	20.8%	26.7%	30.4%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

Effective January 1, 2021, the Company adopted FASB ASU 2016-13. The Company designed new controls and modified existing controls as part of the adoption. Management revised previous internal controls used under legacy GAAP and incorporated new internal controls related to the methodology of the new allowance for credit losses. There were no other changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 31, 2021, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
				Maximum
				Number of
				Shares that
			Total Number of	May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	Per Share	or Programs	Programs
January 2021	120,548	$31.24	120,548	840,000
February 2021	59,566	31.41	45,075	785,993
March 2021	229	32.07	—
Total	180,343	$31.57	165,623

The Company repurchased 165,623 shares under the Repurchase Program in the first quarter of 2021. The Repurchase Program expires on December 31, 2021. As of March 31, 2021, $24.8 million remained available for further share repurchases of common stock under the Repurchase Program. As of March 31, 2021, the Company withheld 14,720 shares in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

4.3

Form of Global Subordinated Note for The First Bancshares, Inc. 6.4% Fixed-to-Floating Rate Subordinated Notes Due 2033 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2018).

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

10.1

Supplemental Executive Retirement Agreement between The First , A National Banking Association and Donna T. Lowery (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 12, 2021).

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
May 10, 2021	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
May 10, 2021	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer