Form 10-Q
period 2021-06-30
FIRST BANCSHARES INC /MS/
filed 2021-08-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Common stock, $1.00 par value, 21,670,004 shares issued and 21,020,397 outstanding as of August 2, 2021.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$132,299	$137,684
Interest-bearing deposits with banks	630,187	424,870
Total cash and cash equivalents	762,486	562,554
Debt securities available-for-sale, at fair value	1,280,761	1,022,182
Other securities	22,225	27,475
Total securities	1,302,986	1,049,657
Loans held for sale	6,000	21,432
Loans held for investment	3,036,732	3,123,678
Allowance for credit losses (1)	(32,457)	(35,820)
Net loans held for investment	3,004,275	3,087,858
Interest receivable	24,026	26,344
Premises and equipment	112,968	114,823
Operating lease right-of-use assets	5,164	5,969
Finance lease right-of-use assets	2,535	2,658
Cash surrender value of bank-owned life insurance	86,926	73,732
Goodwill	156,944	156,944
Other real estate owned	3,529	5,802
Other assets	41,894	44,987
Total assets	$5,509,733	$5,152,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$682,014	$571,079
Interest-bearing	3,991,898	3,644,201
Total deposits	4,673,912	4,215,280
Interest payable	1,827	2,134
Borrowed funds	—	114,647
Subordinated debentures	144,611	144,592
Operating lease liabilities	5,247	6,031
Finance lease liabilities	2,187	2,281
Allowance for credit losses on off-balance sheet credit exposures (1)	718	—
Other liabilities	21,179	22,980
Total liabilities	4,849,681	4,507,945
Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized;21,670,330 shares issued at June 30, 2021, and 21,598,993 shares issued at December 31, 2020, respectively	21,670	21,599
Additional paid-in capital	457,396	456,919
Retained earnings	180,820	154,241
Accumulated other comprehensive income	19,097	25,816
Treasury stock, at cost, 649,607 shares at June 30, 2021 and 483,984 shares at December 31, 2020	(18,931)	(13,760)
Total shareholders’ equity	660,052	644,815
Total liabilities and shareholders’ equity	$5,509,733	$5,152,760
(1)– Beginning January 1, 2021, allowance for credit losses is based on current expected credit loss methodology. Prior to January 1, 2021, allowance for loan loss was based on incurred loss methodology.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$37,275	$40,593	$76,888	$76,598
Interest and dividends on securities:
Taxable interest and dividends	4,017	3,439	7,608	7,383
Tax exempt interest	1,908	1,748	3,843	3,108
Interest on federal funds sold and interest bearing deposits in other banks	38	19	86	308
Total interest income	43,238	45,799	88,425	87,397
Interest expense:
Interest on deposits	3,315	5,219	7,164	10,632
Interest on borrowed funds	1,873	1,400	3,982	3,520
Total interest expense	5,188	6,619	11,146	14,152
Net interest income	38,050	39,180	77,279	73,245
Provision for credit losses	—	7,606	—	14,708
Net interest income after provision for credit losses	38,050	31,574	77,279	58,537
Non-interest income:
Service charges on deposit accounts	1,756	1,597	3,516	3,511
Gain on sale of securities	77	73	97	246
Gain on acquisition	—	7,023	—	7,023
Gain on sale of premises and equipment	16	469	12	461
Other	6,973	6,518	14,670	10,913
Total non-interest income	8,822	15,680	18,295	22,154
Non-interest expense:
Salaries and employee benefits	16,036	15,866	32,091	29,094
Occupancy and equipment	3,813	3,200	7,692	6,118
Acquisition and integration charges	—	2,295	—	3,036
Other	7,603	6,709	14,934	13,260
Total non-interest expense	27,452	28,070	54,717	51,508
Income before income taxes	19,420	19,184	40,857	29,183
Income tax expense	3,820	2,241	8,613	3,929
Net income	$15,600	$16,943	$32,244	$25,254

Basic earnings per share	$0.74	$0.79	$1.53	$1.26
Diluted earnings per share	$0.74	0.79	$1.52	1.25

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$15,600	$16,943	$32,244	$25,254
Other comprehensive income:
Unrealized holding gains(losses)arising during the period on available-for-sale securities	3,955	10,987	(8,897)	19,615
Reclassification adjustment for gains included in net income	(77)	(73)	(97)	(246)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	3,878	10,914	(8,994)	19,369
Income tax benefit (expense)	(982)	(2,195)	2,275	(4,908)
Other comprehensive income (loss)	2,896	8,719	(6,719)	14,461
Comprehensive income	$18,496	$25,662	$25,525	$39,715

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	—	—	—	8,311	—	—	—	8,311
Other comprehensive income	—	—	—	—	5,742	—	—	5,742
Dividends on common stock, $0.10 per share	—	—	—	(1,885)	—	—	—	(1,885)
Issuance of restricted stock grants	60,680	61	(61)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(10,991)	(11)	(367)	—	—	—	—	(378)
Compensation expense	—	—	478	—	—	—	—	478
Balance, March 31, 2020	19,046,637	$19,047	$409,855	$116,886	$15,831	(194,682)	$(5,693)	$555,926
Net income	—	—	—	16,943	—	—	—	16,943
Other comprehensive income	—	—	—	—	8,719	—	—	8,719
Dividends on common stock, $0.10 per share	—	—	—	(2,131)	—	—	—	(2,131)
Issuance of common shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Repurchase of restricted stock for payment of taxes	(2,652)	(3)	(56)	—	—	—	—	(59)
Issuance of restricted stock grants	3,750	4	(4)	—	—	—	—	—
Restricted stock grant forfeited	(4,762)	(5)	5	—	—	—	—	—
Compensation expense	—	—	539	—	—	—	—	539
Balance, June 30, 2020	21,589,940	$21,590	$455,650	$131,698	$24,550	(194,682)	$(5,693)	$627,795

Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	$21,668	$456,849	$168,162	$16,201	(649,607)	$(18,931)	$643,949
Net income	—	—	—	15,600	—	—	—	15,600
Other comprehensive income	—	—	—	—	2,896	—	—	2,896
Dividends on common stock, $0.14 per share	—	—	—	(2,942)	—	—	—	(2,942)
Issuance of restricted stock grants	3,000	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(1,021)	(1)	1	—	—	—	—	—
Compensation expense	—	—	549	—	—	—	—	549
Balance, June 30, 2021	21,670,330	$21,670	$457,396	$180,820	$19,097	(649,607)	$(18,931)	$660,052

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income	$32,244	$25,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,685	3,924
Provision for credit losses	—	14,708
Loss on sale or writedown of ORE	416	835
Securities gain	(97)	(246)
Acquisition gain	—	(7,023)
Gain on disposal of premises and equipment	(12)	(461)
Restricted stock expense	989	1,017
Increase in cash value of life insurance	(950)	(749)
Federal Home Loan Bank stock dividends	(26)	(101)
Residential loans originated and held for sale	(134,389)	(137,632)
Proceeds from sale of residential loans held for sale	149,821	130,024
Changes in:
Interest receivable	2,318	(7,623)
Interest payable	(307)	(313)
Operating lease liability	(784)	(810)
Other, net	2,097	6,378
Net cash provided by operating activities	58,005	27,182

Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale securities	109,261	97,688
Proceeds from sales of securities available-for-sale securities	—	579
Purchases of available-for-sale securities	(379,796)	(154,432)
Redemptions of other securities, net	5,276	1,735
Net decrease (increase) in loans	84,025	(176,865)
Net changes in premises and equipment	(787)	(3,972)
Proceeds from sale of other real estate owned	3,431	1,840
Proceeds from the sale of land	—	1,416
Purchase of bank-owned life insurance	(12,244)	(5,800)
Cash received in excess of cash paid for acquisition	—	29,245
Net cash used in investing activities	(190,834)	(208,566)

Cash flows from financing activities:
Increase in deposits	458,753	663,948
Net decrease in borrowed funds	(114,647)	(107,814)
Principal payments on finance lease liabilities	(94)	(95)
Dividends paid on common stock	(5,580)	(3,957)
Cash paid to repurchase common stock	(5,171)	—
Payment of subordinated debt issuance costs	(59)	—
Repurchase of restricted stock for payment of taxes	(441)	(437)
Net cash provided by financing activities	332,761	551,645
Net change in cash and cash equivalents	199,932	370,261
Beginning cash and cash equivalents	562,554	168,864
Ending cash and cash equivalents	$762,486	$539,125

Supplemental disclosures:
Loans transferred to other real estate	1,576	553
Issuance of restricted stock grants	88	65
Dividends on restricted stock grants	85	59
Stock issued in connection with SWG acquisition	—	47,858
Lease liabilities arising from obtaining right-of-use assets	14	2,669

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At June 30, 2021, the Company had approximately $5.510 billion in assets, $3.004 billion in net loans held for investment (“LHFI”), $4.674 billion in deposits, and $660.1 million in shareholders’ equity. For the six  months ended June 30, 2021, the Company reported net income of $32.2 million.

On February 25, 2021, the Company paid a cash dividend in the amount of $0.13 per share to shareholders of record as of the close of business on February 10, 2021. On May 21, 2021, the Company paid a cash dividend in the amount of $0.14 per share to shareholders of record as of the close of business on May 10, 2021. On July 15, 2021, the Company announced that its Board of Directors declared a cash dividend of $0.15 per share to be paid on its common stock on August 25, 2021 to shareholders of record as of the close of business on August 10, 2021.

NOTE 3 – ACCOUNTING STANDARDS

Effect of Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“ASC 326”) introduces guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities (“AFS”). For assets held at amortized cost basis, Accounting Standards Codification (“ASC”) 326 eliminates the current incurred loss approach and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This guidance also changes the accounting for purchased loans and debt securities with credit deterioration.

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

The allowance for loan credit losses (“ACL”) represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information, from internal and external sources, about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Expected losses are estimated over the contractual term of the loans, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. Expected recoveries amounts may not exceed the aggregate of amounts previously charged-off.

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

The probability of default (“PD”) calculation analyzes the historical loan portfolio over the given lookback period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PD’s are used for an immediate reversion back to the historical mean. The historical data used to calculate this input was captured by the Company from 2009 through the most recent quarter end.

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

The model then uses these inputs in a non-discounted version of discounted cash flow (“DCF”) methodology to calculate the quantitative portion of estimated losses. The model creates loan level amortization schedules that detail out the expected monthly payments for a loan including estimated prepayments and payoffs. These expected cash flows are discounted back to present value using the loan’s coupon rate instead of the effective interest rate. On a quarterly basis, the Company uses internal credit portfolio data, such as changes in portfolio volume and composition, underwriting practices, and levels of past due loans, nonaccruals and classified assets along with other external information not used in the quantitative calculation to determine if any subjective qualitative adjustments are required so that all significant risks are incorporated to form a sufficient basis to estimate credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $5.7 million at December 31, 2020 and is excluded from the estimate of credit losses.

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

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Southwest Georgia Financial Corporation

On April 3, 2020, the Company completed its acquisition of Southwest Georgia Financial Corporation (“SWG”), and immediately thereafter merged its wholly-owned subsidiary, Southwest Georgia Bank with and into The First. The Company paid a total consideration of $47.9 million to the SWG shareholders as consideration in the merger, which included 2,546,967 shares of Company common stock and approximately $2 thousand in cash. As a result of the acquisition, the Company was able to increase its loan and deposit base and reduce costs through economies of scale. The merger strengthened the Company’s market share and brought forth additional opportunities by adding a new market area in the Company’s footprint.

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

Expenses associated with the SWG acquisition were $2.1 million and $2.3 million for the three and six months period ended June 30, 2020. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The following table summarizes the finalized fair values of the assets acquired, liabilities assumed and the bargain purchase gain assumed in the SWG transaction, as of the acquisition date ($ in thousands):

		Measurement
	As Initially	Period
	Reported	Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$29,247	—	$29,247
Investments	89,737	—	89,737
Loans	392,292	—	392,292
Core deposit intangible	4,556	—	4,556
Personal and real property	18,558	—	18,558
Bank owned life insurance	6,963	—	6,963
Other assets	2,589	813	3,402
Total assets	543,942	813	544,755

Liabilities and equity:
Deposits	476,099	—	476,099
Borrowed funds	9,500	—	9,500
Other liabilities	3,461	—	3,461
Total liabilities	489,060	—	489,060
Net assets acquired	54,882	813	55,695
Consideration paid	47,859	(1)	47,858
Bargain purchase gain	$(7,023)	812	$(7,835)

During the second quarter of 2021, the Company finalized its analysis and valuation adjustments have been made to other assets since initially reported.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2021			June 30, 2020
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$15,600	21,018,772	$0.74	$16,943	21,341,913	$0.79
Effect of dilutive shares:
Restricted stock grants		188,288			95,267
Diluted earnings per share	$15,600	21,207,060	$0.74	$16,943	21,437,180	$0.79

	For the Six Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2020
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$32,244	21,013,930	$1.53	$25,254	20,080,014	$1.26
Effect of dilutive shares:
Restricted stock grants		182,147			125,453
Diluted earnings per share	$32,244	21,196,077	$1.52	$25,254	20,205,467	$1.25

The Company granted 84,578 shares and 60,680 shares of restricted stock in the first quarter of 2021 and 2020, respectively. The Company granted 3,000 shares and 3,750 shares of restricted stock in the second quarter of 2021 and 2020, respectively.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2021, and December 31, 2020 these financial instruments consisted of the following:

($ in thousands)	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$86,584	$33,205	$97,738	$16,203
Unused lines of credit	178,224	210,529	157,006	195,221
Standby letters of credit	2,848	9,903	4,182	11,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from approximately 1 year to 30 years.

The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2021.

Changes in the ACL on OBSC exposures were at June 30, 2021 were as follows ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Balance at beginning of period	$718	$—
Adoption of ASU 326	—	718
Credit loss expense related to OBSC exposures	—	—
Balance at end of period	$718	$718

The Company recorded no provision for credit losses on OBSC exposures for the three- and six-months period ended June 30, 2021. Adjustments to the ACL on OBSC exposures will be recorded to provision for credit losses.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2021 and December 31, 2020:

●	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where, quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where, quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
●	Loans Held for Sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

●	Collateral Dependent Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
●	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

June 30, 2021			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying	Estimated	Quoted Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$762,486	$762,486	$762,486	$—	$—
Securities available-for- sale:
U.S. Treasury	36,957	36,957	36,957	—	—
Obligations of U.S. government agencies and sponsored entities	150,504	150,504	—	150,504	—
Municipal securities	531,134	531,134	—	511,030	20,104
Mortgage- backed securities	530,749	530,749	—	530,749	—
Corporate obligations	31,417	31,417	—	31,199	218
Loans, net	3,004,275	3,042,805	—	—	3,042,805
Accrued interest receivable	24,026	24,026	—	6,107	17,919
Liabilities:
Noninterest-bearing deposits	$682,014	$682,014	$—	$682,014	$—
Interest-bearing deposits	3,991,898	3,973,535	—	3,973,535	—
Subordinated debentures	144,611	152,968	—	—	152,968
Accrued interest payable	1,827	1,827	—	1,827	—

December 31, 2020			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying	Estimated	Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$562,554	$562,554	$562,554	$—	$—
Securities available-for-sale:
U.S. Treasury	9,383	9,383	9,383	—	—
Obligations of U.S. government agencies and sponsored entities	100,170	100,170	—	100,170	—
Municipal securities	480,374	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	401,232	—	401,232	—
Corporate obligations	31,023	31,023	—	30,788	235
Loans, net	3,087,858	3,089,318	—	—	3,089,318
Accrued interest receivable	26,344	26,344	—	5,690	20,654
Liabilities:
Non-interest-bearing deposits	$571,079	$571,079	$—	$571,079	$—
Interest-bearing deposits	3,644,201	3,647,845	—	3,647,845	—
Subordinated debentures	144,592	145,289	—	—	145,289
FHLB and other borrowings	114,647	114,647	—	114,647	—
Accrued interest payable	2,134	2,134	—	2,134	—

Assets measured at fair value on a recurring basis are summarized below:

June 30, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$36,957	$36,957	$—	$—
Obligations of U.S. Government agencies and sponsored entities	150,504	—	150,504	—
Municipal securities	531,134	—	511,030	20,104
Mortgage-backed securities	530,749	—	530,749	—
Corporate obligations	31,417	—	31,199	218
Total available-for-sale	$1,280,761	$36,957	$1,223,482	$20,322

December 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,383	$9,383	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,170	—	100,170	—
Municipal securities	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	—	401,232	—
Corporate obligations	31,023	—	30,788	235
Total available-for-sale	$1,022,182	$9,383	$992,438	$20,361

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2021	2020
Balance, January 1	$235	$408
Paydowns	(55)	(273)
Unrealized gain included in comprehensive income	38	105
Balance at June 30	$218	$240

	Municipal Securities
($ in thousands)	2021	2020
Balance, January 1	$20,126	$10,345
Purchases	4,189	7,003
Maturities, calls and paydowns	(4,185)	(302)
Transfer to level 2	—	(6,293)
Unrealized gain (loss) included in comprehensive income	(26)	131
Balance at June 30	$20,104	$10,884

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant Unobservable
Trust Preferred Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
June 30, 2021	$218	Discounted cash flow	Probability of default	0.99% - 2.39%
December 31, 2020	$235	Discounted cash flow	Probability of default	1.08% - 2.48%

			Significant Unobservable
Municipal Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
June 30, 2021	$20,104	Discounted cash flow	Discount Rate	0.50% - 2.00%
December 31, 2020	$20,126	Discounted cash flow	Discount Rate	0.50% - 2.45%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2021 and December 31, 2020.

June 30, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$5,176	$—	$—	$5,176
Other real estate owned	3,529	—	—	3,529

December 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,107	$—	$—	$15,107
Other real estate owned	5,802	—	—	5,802

NOTE 9 - SECURITIES

On January 1, 2021, the Company adopted ASC 326, which made changes to the accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost, including held-to-maturity debt securities, to measure an expected credit loss under CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit losses estimates. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 3 “Accounting Standards” to the Consolidated Financial Statements for additional information.

All securities information presented as of June 30, 2021 is in accordance with ASC 326. All securities information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

Available-for-sale

ASC 326 makes targeted improvements to the accounting for credit losses on securities AFS. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike securities held-to-maturity, securities available-for-sale are evaluated on an individual level and pooling of securities is not allowed.

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

At June 30, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. At June 30, 2021, accrued interest receivable totaled $6.1 million for securities AFS and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

All AFS securities were current with no securities past due or on nonaccrual as of June 30, 2021.

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities at June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$36,806	$205	$54	$36,957
Obligations of U.S. government agencies and sponsored entities	147,594	2,965	55	150,504
Tax-exempt and taxable obligations of states and municipal subdivisions	519,573	13,757	2,196	531,134
Mortgage-backed securities - residential	336,122	6,243	1,098	341,267
Mortgage-backed securities - commercial	185,161	4,948	627	189,482
Corporate obligations	29,939	1,485	7	31,417
Total	$1,255,195	$29,603	$4,037	$1,280,761

($ in thousands)	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$9,063	$320	$—	$9,383
Obligations of U.S. government agencies sponsored entities	97,107	3,130	67	100,170
Tax-exempt and taxable obligations of states and municipal subdivisions	464,348	16,326	300	480,374
Mortgage-backed securities - residential	228,257	8,206	42	236,421
Mortgage-backed securities - commercial	158,784	6,087	60	164,811
Corporate obligations	30,063	976	16	31,023
Total	$987,622	$35,045	$485	$1,022,182

The amortized cost and fair value of debt securities at June 30, 2021 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

($ in thousands)	June 30, 2021
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due less than one year	$45,101	$45,446
Due after one year through five years	143,216	147,901
Due after five years through ten years	308,271	313,844
Due greater than ten years	237,324	242,821
Mortgage-backed securities - residential	336,122	341,267
Mortgage-backed securities - commercial	185,161	189,482
Total	$1,255,195	$1,280,761

The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $795.3 million and $576.0 million at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes available-for-sale securities with unrealized losses position for which an allowance for credit losses has not been recorded at June 30, 2021 and that are not deemed to be other than temporarily impaired as of December 31, 2020. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	June 30, 2021
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$10,888	$54	$—	$—	$10,888	$54
Obligations of U.S government agencies and sponsored entities	9,112	52	522	3	9,634	55
Tax-exempt and taxable obligations of state and municipal subdivisions	129,571	1,938	5,053	258	134,624	2,196
Mortgage-backed securities - residential	128,546	1,091	502	7	129,048	1,098
Mortgage-backed securities - commercial	56,200	611	1,660	16	57,860	627
Corporate obligations	—	—	41	7	41	7
Total	$334,317	$3,746	$7,778	$291	$342,095	$4,037

($ in thousands)	December 31, 2020
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S government agencies and sponsored entities	6,593	65	326	2	6,919	67
Tax-exempt and taxable obligations of state and municipal subdivisions	10,193	300	—	—	10,193	300
Mortgage-backed securities - residential	30,202	42	11	—	30,213	42
Mortgage-backed securities - commercial	10,134	29	3,596	31	13,730	60
Corporate obligations	5,217	8	40	8	5,257	16
Total	$62,339	$444	$3,973	$41	$66,312	$485

At June 30, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 145 and 71 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2021. The Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

NOTE 10 – LOANS

On January 1, 2021, the Company adopted ASU 326. The FASB issued ASU 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an ACL methodology, which replaces its previous allowance for loan losses methodology. All loan information presented as of June 30, 2021 is in accordance with ASC 326. All loan information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

The composition of the loan portfolio as of June 30, 2021 and December 31, 2020, is summarized below:

($ in thousands)	June 30, 2021	December 31, 2020
Loans held for sale
Mortgage loans held for sale	$6,000	$21,432
Total LHFS	$6,000	$21,432

Loans held for investment
Commercial, financial and agriculture (1)	$511,517	$579,443
Commercial real estate	1,653,090	1,652,993
Consumer real estate	833,889	850,206
Consumer installment	38,236	41,036
Total loans	3,036,732	3,123,678
Less allowance for credit losses	(32,457)	(35,820)
Net LHFI	$3,004,275	$3,087,858
(1)	Loan balance includes $157.8 million and $239.7 million in PPP loans as of June 30, 2021 and December 31, 2020, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At June 30, 2021, accrued interest receivable for LHFI totaled $17.9 million with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

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

The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

($ in thousands)	June 30, 2021
					Total
	Past Due	Past Due			Past Due,
	30 to 89	90 Days or More and			Nonaccrual	Total	Nonaccrual and
	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	PCD with No ACL
Commercial, financial and agriculture (1)	$252	$10	$276	$28	$566	$511,517	$28
Commercial real estate	2,318	4,913	16,601	2,470	26,302	1,653,090	1,841
Consumer real estate	3,020	911	3,185	5,027	12,143	833,889	1,833
Consumer installment	130	—	36	2	168	38,236	—
Total	$5,720	$5,834	$20,098	$7,527	$39,179	$3,036,732	$3,702
(1)	Total loan balance includes $157.8 million in PPP loans as of June 30, 2021.

($ in thousands)	December 31,2020
		Past Due 90			Total
	Past Due	Days or			Past Due,
	30 to 89	More and Still			Nonaccrual	Total
	Days	Accruing	Nonaccrual	PCI	and PCI	LHFI
Commercial, financial and agriculture (1)	$1,007	$244	$2,197	$221	$3,669	$579,443
Commercial real estate	2,116	1,553	19,499	3,388	26,556	1,652,993
Consumer real estate	5,389	895	2,480	5,954	14,718	850,206
Consumer installment	419	—	32	3	454	41,036
Total	$8,931	$2,692	$24,208	$9,566	$45,397	$3,123,678
(1)	Total loan balance as of December 31, 2020 includes $239.7 million in PPP loans.

Acquired Loans

On January 1, 2021, the Company adopted ASC 326 and elected to account for its existing acquired PCI loans as PCD loans included within the LHFI portfolio. The Company elected to maintain segments of loans that were previously accounted for under ASC 310-30 and will continue to account for these segments as a unit of account unless the loan is collateral dependent. PCD loans that are collateral dependent will be assessed individually. Loans are only removed from the existing segments if they are written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each segment and added to the band’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the segment and the new amortized cost basis was the noncredit discount of approximately $685 thousand, which will be accreted into interest income over the remaining life of the segment. Changes to the ACL after adoption are recorded through provision expense. As of June 30, 2021, the amortized cost of the Company’s PCD loans totaled $11.8 million, which had an estimated ACL of $1.3 million.

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

December 31, 2020

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

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the six months ended June 30, 2020, was $758 thousand. The Company had no loan commitments to borrowers in nonaccrual status at June 30, 2021 or December 31, 2020.

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

As of June 30, 2021, and December 31, 2020, the Company had TDRs totaling $21.5 million and $27.5 million, respectively. As of June 30, 2021, the Company had no additional amount committed on any loan classified as TDR. As of June 30, 2021, TDRs had a related ACL of $3.0 million, compared to a related allowance for loan loss of $4.1 million at December 31, 2020.

The following table presents LHFI by class modified as TDRs that occurred during the three months and six months ended June 30, 2021 and 2020($ in thousands, except for number of loans).

	Three Months Ended June 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2021	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	—	$—	$—
Commercial real estate	2	237	237
Consumer real estate	1	54	44
Consumer installment	—	—	—
Total	3	$291	$281

2020
Commercial, financial and agriculture	1	$35	$35
Commercial real estate	1	195	195
Consumer real estate	—	—	—
Consumer installment	—	—	—
Total	2	$230	$230

The TDRs presented above increased the ACL $21 thousand and increased the allowance for loan losses $11 thousand and resulted in no charge-offs for the three months period ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2021	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	—	$—	$—
Commercial real estate	2	237	237
Consumer real estate	1	54	44
Consumer installment	—	—	—
Total	3	$291	$281

2020
Commercial, financial and agriculture	2	$47	$46
Commercial real estate	3	933	928
Consumer real estate	—	—	—
Consumer installment	—	—	—
Total	5	$980	$974

The TDRs presented above increased the ACL $21 thousand and increased the allowance for loan loss $49 thousand and resulted in no charge-offs for the six months period ended June 30, 2021 and 2020,respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Six Months Ended June 30,
	2021		2020
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment

Commercial, financial and agriculture	—	$—	2	$254
Commercial real estate	3	1,027	9	15,083
Consumer real estate	1	44	—	—
Total	4	$1,071	11	$15,337

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $238 thousand and the allowance for loan losses $2.4 million and resulted in no charge-offs for the six months period ended June 30, 2021 and 2020, respectively.

The following tables represents the Company’s TDRs at June 30, 2021 and December 31, 2020:

June 30, 2021			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$41	$—	$—	$149	$190
Commercial real estate	3,502	—	—	13,376	16,878
Consumer real estate	2,371	—	—	2,037	4,408
Consumer installment	20	—	—	—	20
Total	$5,934	$—	$—	$15,562	$21,496
Allowance for credit losses	$62	$—	$—	$2,927	$2,989

December 31, 2020			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$59	$—	$—	$765	$824
Commercial real estate	4,560	49	—	18,076	22,685
Consumer real estate	1,559	269	—	2,161	3,989
Consumer installment	23	3	—	—	26
Total	$6,201	$321	$—	$21,002	$27,524
Allowance for loan losses	$163	$29	$—	$3,936	$4,128

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of June 30, 2021:

($ in thousands)	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$28	$—	$28
Commercial real estate	2,986	—	—	2,986
Consumer real estate	2,313	—	—	2,313
Consumer installment	—	—	2	2
Total	$5,299	$28	$2	$5,329

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

Loan Participations

The Company has loan participations, which qualify as participating interest, with other financial institutions. As of June 30, 2021, these loans totaled $118.0 million, of which $71.5 million had been sold to other financial institutions and $46.5 million was retained by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial assets unless all participating interest holders agree.

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

These above classifications were the most current available as of June 30, 2021, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed. Revolving loans converted to term as of the six months ended June 30, 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$168,707	$119,630	$62,509	$57,083	$30,665	$52,296	$149	$491,039
Special mention	—	258	1,385	424	340	215	—	2,622
Substandard	—	53	1,862	6,778	512	8,641	10	17,856
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial
and agriculture	$168,707	$119,941	$65,756	$64,285	$31,517	$61,152	$159	$511,517

Commercial real estate:
Risk Rating
Pass	$184,689	$348,150	$243,816	$221,733	$161,793	$372,118	$—	$1,532,299
Special mention	—	3,133	2,181	13,561	4,090	21,110	—	44,075
Substandard	188	4,756	3,465	17,583	20,076	30,648	—	76,716
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$184,877	$356,039	$249,462	$252,877	$185,959	$423,876	$—	$1,653,090

Consumer real estate:
Risk Rating
Pass	$117,209	$209,247	$84,167	$81,170	$66,537	$148,924	$98,114	$805,368
Special mention	—	—	342	1,129	242	2,206	125	4,044
Substandard	305	541	2,216	3,272	1,966	14,884	1,271	24,455
Doubtful	—	—	—	—	—	22	—	22
Total consumer real estate	$117,514	$209,788	$86,725	$85,571	$68,745	$166,036	$99,510	$833,889

Consumer installment:
Risk Rating
Pass	$9,029	$12,169	$6,795	$2,670	$1,536	$2,094	$3,829	$38,122
Special mention	—	—	—	10	3	1	—	14
Substandard	—	—	22	12	13	28	25	100
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$9,029	$12,169	$6,817	$2,692	$1,552	$2,123	$3,854	$38,236

Total
Pass	$479,634	$689,196	$397,287	$362,656	$260,531	$575,432	$102,092	$2,866,828
Special mention	—	3,391	3,908	15,124	4,675	23,532	125	50,755
Substandard	493	5,350	7,565	27,645	22,567	54,201	1,306	119,127
Doubtful	—	—	—	—	—	22	—	22
Total	$480,127	$697,937	$408,760	$405,425	$287,773	$653,187	$103,523	$3,036,732

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months and six months ended June 30, 2021 and the allowance for loan losses for the three months and six months ended June 30, 2020:

	Three Months Ended June 30, 2021
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$4,158	$17,578	$10,280	$647	$32,663
Provision for credit losses	—	—	—	—	—
Loans charged-off	(490)	(166)	(124)	(108)	(888)
Recoveries	242	161	183	96	682
Total ending allowance balance	$3,910	$17,573	$10,339	$635	$32,457

	Six Months Ended June 30, 2021
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(1,476)	(3,007)	(263)	(265)	(5,011)
Recoveries	325	293	237	396	1,251
Total ending allowance balance	$3,910	$17,573	$10,339	$635	$32,457

	Three Months Ended June 30, 2020
($ in thousands)	Commercial,	Commercial	Consumer		Paycheck
	Financial and	Real	Real	Consumer	Protection
	Agriculture	Estate	Estate	Installment	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,466	$13,095	$2,840	$403	$—	$—	$20,804
Provision for loan losses	883	5,202	874	517	130	—	7,606
Loans charged-off	(165)	(63)	(87)	(554)	—	—	(869)
Recoveries	24	292	114	93	—	—	523
Total ending allowance balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064

	Six Months Ended June 30, 2020
($ in thousands)	Commercial,	Commercial	Consumer		Paycheck
	Financial and	Real	Real	Consumer	Protection
	Agriculture	Estate	Estate	Installment	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$—	$39	$13,908
Provision for loan losses	2,329	9,725	1,980	583	130	(39)	14,708
Loans charged-off	(264)	(396)	(96)	(613)	—	—	(1,369)
Recoveries	100	361	163	193	—	—	817
Total ending allowance balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064

The Company recorded no provision for credit losses for the three and six months ended June 30, 2021, compared to $7.6 million for the three months ended June 30, 2020 and $14.7 million for the six months ended June 30, 2020. The higher provision in 2020 was related to our estimates of probable incurred losses associated with COVID-19. The improved macroeconomic outlook for 2021 resulted in an overall decrease for credit losses and we determined that no further provision adjustment was necessary for the three and six months ended June 30, 2021.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of June 30, 2021 ($ in thousands).

June 30, 2021	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$28	$2,986	$2,313	$2	$5,329
Collectively evaluated	511,489	1,650,104	831,576	38,234	3,031,403
Total	$511,517	$1,653,090	$833,889	$38,236	$3,036,732

Allowance for Credit Losses
Individually evaluated	$—	$147	$4	$2	$153
Collectively evaluated	3,910	17,426	10,335	633	32,304
Total	$3,910	$17,573	$10,339	$635	$32,457

The following table provides the ending balance in the Company’s LHFI and the allowance for loan losses, broken down by portfolio segment as of December 31, 2020 ($ in thousands).

December 31, 2020	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$2,241	$23,857	$1,248	$49	$27,395
Collectively evaluated	574,152	1,971,292	494,833	41,498	3,081,775
PCI Loans	244	9,056	5,185	23	14,508
Total	$576,637	$2,004,205	$501,266	$41,570	$3,123,678

Allowance for Loan Losses
Individually evaluated	$1,235	$4,244	$176	$14	$5,669
Collectively evaluated	4,979	20,075	4,560	537	30,151
Total	$6,214	$24,319	$4,736	$551	$35,820

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of June 30, 2021, the Company’s aggregate outstanding exposure in these segments was $437.8 million, and total loan modifications resulting from COVID-19 were approximately $710.7 million. While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing and scope of additional government stimulus packages. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including the determination of the allowance for credit losses, fair value of financial instruments, impairment of goodwill and other intangible assets and income taxes.

NOTE 12 – RECLASSIFICATION

Certain amounts in the 2020 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

NOTE 13 – SUBSEQUENT EVENTS

On June 30, 2021, the Company entered into a Purchase and Sale Agreement with BHCRE I, LLC, a Florida limited liability company, for the purchase of 2000 Ninety Eight Palms Blvd., Destin Florida, together with all furniture, fixtures, equipment and inventory for a purchase price $5.3 million. The Company currently leases the building and it is reported in the consolidated balance sheet as a right-of-use asset, with an offsetting lease liability, for $623 thousand. The closing is expected to occur on or before August 20, 2021, subject to certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond the Company’s control and which may cause the Company’s actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2020 Form 10-K.

On January 1, 2021, the Company adopted ASC 326, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 3 “Accounting Standards” to the Consolidated Financial Statements.

As a result of the Company’s immediate response to COVID-19, including loan modifications/payment deferral programs and the Paycheck Protection Program (“PPP”), the Company has elected to temporarily suspend the application of one provision of U.S. Generally Accepted Accounting Principles (“GAAP”), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020. Sections 4013 and 4014 of the CARES Act provides the Company with temporary relief from troubled debt restructurings, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail and direct energy. As of June 30, 2021, the Company’s aggregate outstanding exposure in these segments was $437.8 million, or 14.4% of total loans. While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This analysis of the possibility of increasing credit losses resulted in the need for a higher provision expense to provide the required allowance reserve for this situation.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the PPP through the Small Business Administration (“SBA”) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program. The PPP was amended in April to include an additional $320 billion in funding. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPPFA”) that amends the CARES Act. The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19. The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%. In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. In January 2021, we opened the lending portal and started processing second draw PPP loan applications.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law. The $1.9 trillion stimulus aid package builds upon many measures in the CARES Act from March 2020, and in the CAA from December 2020.

As of June 30, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only. At June 30, 2021, there were 4 loans for $4.9 million that were modified to defer principal and interest payments and 19 loans for $30.0 million that were modified from monthly principal and interest payments to interest only that were outstanding. As of June 30, 2021, we have approximately 2,210 PPP loans approved through the SBA for $157.8 million outstanding.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second quarter 2021 compared to second quarter 2020

The Company reported net income available to common shareholders of $15.6 million for the three months ended June 30, 2021, compared with net income available to common shareholders of $16.9 million for the same period last year, a decrease of $1.3 million or 7.9%. For the second quarter of 2021, fully diluted earnings per share were $0.74, compared to $0.79 for the second quarter of 2020.

Operating net earnings, a non-GAAP financial measure, for the second quarter of 2021 totaled $15.6 million compared to $11.2 million for the second quarter of 2020, an increase of $4.4 million or 39.3%. Operating net earnings, which is a non-GAAP financial measure, for the second quarter of 2020 excludes merger-related costs of $1.8 million, net of tax, a bargain purchase gain related to the SWG acquisition of $7.0 million and a gain on sale of land of $463 thousand, net of tax. Operating earnings per share were $0.74 on a fully diluted basis for the second quarter 2021, compared to $0.52 for the same period in 2020, excluding the merger-related costs and gains described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income for the second quarter 2021 was $38.1 million, a decrease of $1.1 million or 2.9%, for the three months ended June 30, 2021, compared to $39.2 million for the same period in 2020. The decrease was due to interest income earned on a lower volume of loans and an overall reduction in the net interest margin. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $38.7 million and $39.8 million for the second quarter of 2021 and 2020, respectively. FTE net interest income, which is a non-GAAP measure, decreased $1.1 million in the prior year quarterly comparison due to decreased loan volume. Purchase accounting adjustments decreased $1.1 million for the second quarter comparisons. Second quarter 2021 FTE net interest margin, which is a non-GAAP measure, of 3.14% included 9 basis points related to purchase accounting adjustments compared to 3.63% for the same quarter in 2020, which included 21 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the net interest margin decreased 37 basis points in prior year quarterly comparison. See reconciliation of non-GAAP financial measures provided below.

Non-interest income for the three months ended June 30, 2021 was $8.8 million compared to $15.7 million for the same period in 2020, reflecting a decrease of $6.9 million or 43.7%. A majority of the decrease is related to the $7.0 million bargain purchase gain related to the SWG acquisition and the gain on the sale of land of $463 thousand, net of tax that occurred in 2020.

Pre-tax, pre-provision operating earnings, a non-GAAP measure, decreased 9.4% to $19.4 million for the quarter-ended June 30, 2021 as compared to $21.4 million for the second quarter of 2020. Pre-tax, pre-provision earnings, a non-GAAP measure, for the second quarter 2020 excludes acquisition charges, treasury awards, bargain purchase gain on the SWG acquisition and the gain on the sale of land. See reconciliation of non-GAAP financial measures provided below.

Non-interest expense was $27.5 million for the three months ended June 30, 2021, a decrease of $618 thousand or 2.2%, when compared with the same period in 2020. Excluding the net decrease in acquisition charges of $2.3 million for the quarterly comparison, non-interest expense increased $1.7 million in the second quarter of 2021, as compared to second quarter of 2020.

Investment securities totaled $1.303 billion, or 23.6% of total assets at June 30, 2021, versus $953.3 million, or 18.7% of total assets at June 30, 2020. The average balance of investment securities increased $313.7 million in prior year quarterly comparison, mostly as a result of the acquisition of SWG. The average tax equivalent yield on investment securities decreased 40 basis points to 2.2% from 2.6% in prior year quarterly comparison. The investment portfolio had a net unrealized gain of $25.6 million at June 30, 2021 as compared to a net unrealized gain of $32.9 million at June 30, 2020.

The FTE average yield on all earning assets, a non-GAAP measure, decreased 67 basis points in prior year quarterly comparison, from 4.2% for the second quarter of 2020 to 3.6% for the second quarter of 2021. Interest expense on average interest-bearing liabilities decreased 21 basis points from 0.7% for the second quarter of 2020 to 0.5% for the second quarter of 2021. Cost of all deposits averaged 28 basis points for the second quarter of 2021 compared to 52 basis points for the second quarter of 2020. See reconciliation of non-GAAP financial measures provided below.

First six months 2021 compared to first six months 2020

The Company reported net income available to common shareholders of $32.2 million for the six months ended June 30, 2021, compared to $25.3 million for the same period last year. Operating net earnings increased $12.1 million, or 60.3%, from $20.1 million at June 30, 2020 to $32.2 million at June 30, 2021. Provision for loan losses decreased $14.7 million for the year-over-year comparison. Operating net earnings excludes merger-related costs of $2.4 million, net of tax, $7.0 million bargain purchase gain and a gain on the sale of land of $463 thousand, net of tax, for the year-to-date period ending June 30, 2020. Operating earnings per share were $1.52 on a fully diluted basis for six-month period ending June 30, 2021, compared to $1.00 for the same period in 2020, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased to $4.0 million, or 5.5%, for the six months ended June 30, 2021, compared to $73.2 million for the same period in 2020. This increase was primarily due to interest earned on a high volume of loans and securities. Average earning assets at June 30, 2021, increased $900.7 million, or 22.8%, and average interest-bearing liabilities increased $864.0 million, or 23.4%, when compared to June 30, 2020.

Non-interest income for the six months ended June 30, 2021, was $18.3 million compared to $22.2 million for the same period in 2020, reflecting an decrease of $3.9 million or 17.4%. Excluding the gains mentioned above, non-interest income increased $3.8 million in year-over-year comparison. Mortgage income increased $1.3 million and interchange fee income increased $1.4 million in the year-over-year comparison.

The provision for credit losses was $0 for the six months ended June 30, 2021, compared with $14.7 million provision for loan losses for the same period in 2020. The allowance for credit losses of $32.5 million at June 30, 2021 (approximately 1.1% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Credit Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $54.7 million for the six months ended June 30, 2021, an increase of $3.2 million or 6.2%, when compared with the same period in 2020. An increase of $3.0 million in salaries and employee benefits contributed to the increase.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST

The First represents the primary asset of the Company. The First reported total assets of $5.501 billion at June 30, 2021 compared to $5.145 billion at December 31, 2020, an increase of $355.7 million. Loans, including loans held for sale, decreased $99.0 million to $3.010 billion, or 3.2%, during the first six months of 2021. Deposits at June 30, 2021 totaled $4.720 billion compared to $4.283 billion at December 31, 2020.

For the six months period ended June 30, 2021, The First reported net income of $36.4 million compared to $29.3 million for the six months ended June 30, 2020. Merger charges, net of tax, equaled $0 for the first six months of 2021 as compared to $2.4 million for the first six months of 2020.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income decreased by $1.1 million, or 2.9%, for the second quarter of 2021 relative to the second quarter of 2020. The decrease was due to interest income earned on a lower volume of loans and a lower yield on interest bearing deposits. PPP loans totaled $157.8 million as of June 30, 2021 a decrease of $101.5 million or 39.1% when compared to the same period last year. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	June 30, 2021			June 30, 2020
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$853,180	$4,017	1.88%	$605,626	$3,439	2.27%
Tax exempt securities	367,074	2,554	2.78%	300,922	2,340	3.11%
Total investment securities	1,220,254	6,571	2.15%	906,548	5,779	2.55%
Interest bearing deposits in other banks	661,069	38	0.02%	321,559	19	0.02%
Loans	3,042,785	37,275	4.90%	3,156,524	40,593	5.14%
Total earning assets	4,924,108	43,884	3.56%	4,384,631	46,391	4.23%
Other assets	534,423			528,989
Total assets	$5,458,531			$4,913,620

Interest-bearing liabilities:
Deposits	$4,374,372	$3,315	0.30%	$3,746,535	$5,219	0.56%
Borrowed funds	3,355	52	6.20%	116,270	224	0.77%
Subordinated debentures	144,591	1,821	5.04%	80,736	1,176	5.83%
Total interest-bearing liabilities	4,522,318	5,188	0.46%	3,943,541	6,619	0.67%
Other liabilities	288,363			362,952
Shareholders’ equity	647,850			607,127
Total liabilities and shareholders’ equity	$5,458,531			$4,913,620

Net interest income		$38,050			$39,180
Net interest margin			3.09%			3.57%
Net interest income (FTE)*		$38,696	3.11%		$39,772	3.56%
Net interest margin (FTE)*			3.14%			3.63%

($in thousands)	Six Months Ended
	June 30, 2021			June 30, 2020
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$777,054	$7,608	1.96%	$583,120	$7,383	2.53%
Tax exempt securities	367,197	5,144	2.80%	262,567	4,161	3.17%
Total investment securities	1,144,251	12,752	2.23%	845,687	11,544	2.73%

Interest bearing deposits in other banks	637,559	86	0.03%	225,768	308	0.27%
Loans	3,069,815	76,888	5.01%	2,879,431	76,598	5.32%
Total earning assets	4,851,625	89,726	3.70%	3,950,886	88,450	4.48%
Other assets	546,608			501,170
Total assets	$5,398,233			$4,452,056

Interest-bearing liabilities:
Deposits	$4,273,907	$7,164	0.34%	$3,394,533	$10,632	0.63%
Borrowed funds	51,482	340	1.32%	130,768	1,141	1.75%
Subordinated debentures	144,590	3,642	5.04%	80,716	2,379	5.89%
Total interest-bearing liabilities	4,469,979	11,146	0.50%	3,606,017	14,152	0.78%
Other liabilities	281,859			268,821
Shareholders’ equity	646,395			577,218
Total liabilities and shareholders’ equity	$5,398,233			$4,452,056

Net interest income		$77,279			$73,245
Net interest margin			3.19%			3.71%
Net interest income (FTE)*		$78,580	3.20%		$74,298	3.69%
Net interest margin (FTE)*			3.24%			3.76%
*	See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended				Six Months Ended
EARNINGS STATEMENT	6/30/21	% of Total	6/30/20	% of Total	6/30/21	% of Total	6/30/20	% of Total
Non-interest income:
Service charges on deposit accounts	$1,756	19.9%	$1,597	10.2%	$3,516	19.2%	$3,511	15.8%
Mortgage fee income	2,372	26.9%	2,646	16.9%	5,534	30.2%	4,213	19.0%
Interchange fee income	3,145	35.6%	2,395	15.3%	5,789	31.7%	4,380	19.8%
Gain on securities, net	77	0.9%	73	0.5%	97	0.5%	246	1.1%
Gain on acquisition	—	—%	7,023	44.7%	—	—%	7,023	31.7%
Gain on sale of land	—	—%	620	3.9%	—	—%	620	2.8%
Other	1,472	16.7%	1,326	8.5%	3,359	18.4%	2,161	9.8%
Total non-interest income	$8,822	100%	$15,680	100%	$18,295	100%	$22,154	100%

Non-interest expense:
Salaries and employee benefits	$16,036	58.5%	$15,866	56.5%	$32,091	58.7%	$29,094	56.4%
Occupancy expense	3,813	13.9%	3,200	11.4%	7,692	14.1%	6,118	11.9%
FDIC premiums	499	1.8%	237	0.8%	993	1.8%	384	0.7%
Marketing	39	0.1%	25	0.1%	199	0.4%	239	0.5%
Amortization of core deposit intangibles	1,052	3.8%	1,052	3.8%	2,104	3.8%	1,990	3.9%
Other professional services	1,049	3.8%	984	3.5%	1,983	3.6%	1,858	3.6%
Other non-interest expense	4,964	18.1%	4,411	15.7%	9,655	17.6%	8,790	17.1%
Acquisition and integration charges	—	—%	2,295	8.2%	—	—%	3,035	5.9%
Total non-interest expense	$27,452	100%	$28,070	100%	$54,717	100%	$51,508	100%

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

The Company’s provision for income taxes was $3.8 million or 19.7% of earnings before income taxes for the second quarter 2021, compared to $2.2 million or 11.7% of earnings before income taxes for the same period in 2020. The provision for the six months ended June 30, 2021 was $8.6 million or 21.1% of earnings before income taxes compared to $3.9 million or 13.5% for the same period in 2020. The effective tax rate for 2020 includes any provisions related to the CARES Act that was signed into law on March 27, 2020 and the $7.0 million, non-taxable, bargain purchase gain related to the SWG acquisition. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j) of the Internal Revenue Code of 1986, as amended, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.281 billion, or 23.2% of total assets at June 30, 2021 compared to $1.022 billion, or 19.8% of total assets at December 31, 2020.

There were no federal funds sold at June 30, 2021 and December 31, 2020; and interest-bearing balances at other banks increased to $630.2 million at June 30, 2021 from $424.9 million at December 31, 2020. The Company’s investment portfolio increased $253.3 million, or 24.1%, to a total fair market value of $1.303 billion at June 30, 2021 compared to December 31, 2020. The increase in the portfolio is related to purchases that were made in the first six months of 2021. The Company’s investments are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN PORTFOLIO

Loans Held for Sale (LHFS)

The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At June 30, 2021, LHFS totaled $6.0 million, compared to $21.4 million at December 31, 2020.

Loans Held for Investment (LHFI)

LHFI, net of deferred fees and costs, were $3.004 billion at June 30, 2021, a decrease of $83.6 million, or 2.7%, from $3.088 billion at December 31, 2020. The Company experienced a decrease in the commercial, financial, and agriculture loan portfolio of $81.9 million related to PPP loans.

As of June 30, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only. At June 30, 2021, there were 4 loans for $4.9 million that were modified to defer principal and interest payments and 19 loans for $30.0 million that were modified from monthly principal and interest payments to interest only that were outstanding. As of June 30, 2021, we have approximately 2,210 PPP loans approved through the SBA for $157.8 million outstanding.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	June 30, 2021 (1)		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial, financial and agriculture (2)	$511,517	16.8%	$579,443	18.6%
Commercial real estate	1,653,090	54.4%	1,652,993	52.9%
Consumer real estate	833,889	27.5%	850,206	27.2%
Consumer installment	38,236	1.3%	41,036	1.3%
Total loans	3,036,732	100%	3,123,678	100%
Allowance for credit losses	(32,457)		(35,820)
Net loans	$3,004,275		$3,087,858
(1)	Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.
(2)	Loan amount includes $157.8 million and $239.7 million in PPP loans at June 30, 2021 and December 31, 2020, respectively.

Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of June 30, 2021, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower’s ability to repay a loan is dependent upon the economic stability of the area.

NON-PERFORMING ASSETS

Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other OREO. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $27.6 million at June 30, 2021, a decrease of $6.1 million from December 31, 2020.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $3.5 million at June 30, 2021 as compared to $5.8 million at December 31, 2020.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At June 30, 2021, the Bank had $21.5 million in loans that were classified as TDRs, of which $5.9 million were performing as agreed with modified terms. At December 31, 2020, the Bank had $27.5 million in loans that were classified as TDRs of which $6.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of June 30, 2021, $15.6 million in loans categorized as TDRs were classified as non-performing as compared to $21.3 million at December 31, 2020.

The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted ($ in thousands):

	6/30/21 (1)	12/31/20
Nonaccrual Loans
Commercial, financial and agriculture	$304	$2,418
Commercial real estate	19,071	22,887
Consumer real estate	8,212	8,434
Consumer installment	38	35
Total Nonaccrual Loans	27,625	33,774

Other real-estate owned	3,529	5,802

Total NPAs	$31,154	$39,576
Performing TDRs	$5,934	$6,201
Past due 90 days or more and still accruing	$5,834	$2,692
Total NPA’s as a % of total loans & leases net of unearned income	1.3%	1.3%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.9%	1.1%
(1)	Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.

NPAs totaled $31.2 million at June 30, 2021, compared to $39.6 million at December 31, 2020, a decrease of $8.4 million. The ACL/total loans ratio was 1.1% at June 30, 2021, and the ALLL/total loans ratio was 1.2% at December 31, 2020. The decrease in the ACL/total loans ratio is primarily attributable to the $3.8 million in net charge-offs recorded during the six months ended June 30, 2021. Total valuation accounting adjustments were $5.8 million on acquired loans at June 30, 2021. The ratio of annualized net charge-offs (recoveries) to total loans was 0.03% for the quarter ended June 30, 2021 compared to 0.25% for the year ended December 31, 2020.

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2021, the Company adopted the ASC 326. The FASB issued ASC 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326 the Company has developed an ACL methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note 3 “Accounting Standards” for a complete description of the Company’s methodology and the quantitative and qualitative factors included in the calculation.

Upon the adoption of ASC 326, the Company recorded a $397 thousand increase to the ACL. At June 30, 2021, the ACL was $32.5 million, or 1.1% of LHFI, a decrease of $3.4 million, or 9.4% when compared to December 31, 2020. The decrease is related to charge-offs taken on several loans during the 2021 and was offset by a slight increase related to the ASC 326 transition entry. At December 31, 2020, the allowance for loan losses was approximately $35.8 million, which was 1.15% of LHFI.

At June 30, 2021, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and six months ended June 30, 2021 and the allowance for loan losses for the three and six months ended June 30, 2020 ($ in thousands):

Allowance for Credit Losses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Balances:	6/30/21	6/30/20	6/30/21	6/30/20
Average LHFI outstanding during period:	$3,042,785	$3,156,524	$3,069,815	$2,879,432
LHFI outstanding at end of period:	3,036,732	3,190,167	3,036,732	3,190,167
Allowance for Credit Losses:
Balance at beginning of period	$32,663	$20,804	$35,820	$13,908
ASC 326 adoption adjustment	—	—	397	—
Provision charged to expense	—	7,606	—	14,708
Charge-offs:
Commercial, financial and agriculture	490	165	1,476	264
Commercial real estate	166	63	3,007	396
Consumer real estate	124	87	263	96
Consumer installment	108	554	265	613
Total Charge-offs	888	869	5,011	1,369
Recoveries:
Commercial, financial and agriculture	242	24	325	100
Commercial real estate	161	292	293	361
Consumer real estate	183	114	237	163
Consumer installment	96	93	396	193
Total Recoveries	682	523	1,251	817
Net loan charge offs (recoveries)	206	346	3,760	552
Balance at end of period	$32,457	$28,064	$32,457	$28,064
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.0%	0.0%	0.2%	0.0%
ACL to LHFI at end of period	1.1%	0.9%	1.1%	0.9%
Net Loan Charge-offs (recoveries) to PCL	0.0%	4.6%	0.0%	3.8%

The Company recorded no provision for credit losses for the three and six months ended June 30, 2021, compared to $7.6 million for the three months ended June 30, 2020 and $14.7 million for the six months ended June 30, 2020. The higher provision in 2020 was related to our estimates of probable incurred losses associated with COVID-19. The improved macroeconomic outlook for 2021 and the Company’s ACL calculation under ASC 326 resulted in no further provision adjustment for the three and six months ended June 30, 2021.

The following tables summarizes the ACL at June 30, 2021 and the allowance for loan and lease losses (“ALLL”) at December 31,2020.

($ in thousands)	June 30, 2021	December 31, 2020
	Amount	Amount
Commercial, financial and agriculture	$3,910	$6,214
Commercial real estate	17,573	24,319
Consumer real estate	10,339	4,736
Consumer installment	635	551
Total	$32,457	$35,820

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES

On January 1, 2021, the Company adopted ASC 326. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand. The Company recorded no provision for credit losses on OBSC exposures for the three- and six-months period ended June 30, 2021.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $132.3 million at June 30, 2021 and $137.7 million at December 31, 2020. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“ FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities decreased $5.3 million due to a decrease in FHLB stock. The Company’s net premises and equipment at June 30, 2021 was $113.0 million and $114.8 million at December 31, 2020; a decrease of $1.8 million, or 1.6% for the first six months of 2021. Operating right-of-use assets at June 30, 2021, totaled $5.2 million compared to $6.0 million at December 31, 2020, a decrease of $805 thousand. Financing right-of-use assets at June 30, 2021, totaled $2.5 million compared to $2.7 million at December 31, 2020, a decrease of $123 thousand. Bank-owned life insurance at June 30, 2021 totaled $86.9 million compared to $73.7 million at December 31, 2020, an increase of $13.2 million. The majority of the increase was due to the purchase of $12.3 million in BOLI contracts in the first quarter of 2021. Goodwill at June 30, 2021 remained unchanged at $156.9 million when compared to December 31, 2020. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $2.1 million as of June 30, 2021, as compared to December 31, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At June 30, 2021, management has determined that no impairment exists.

Other real estate owned decreased by $2.3 million, or 39.2%, to $3.5 million at June 30, 2021 as compared to December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $508.5 million at June 30, 2021 and $466.2 million at December 31, 2020, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 16.7% of gross loans at June 30, 2021 and 14.9% at December 31, 2020. The Company also had undrawn similar standby letters of credit to customers totaling $12.8 million at June 30, 2021 and $15.7 million at December 31, 2020. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of June 30, 2021. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.378 billion at June 30, 2021. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2021, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $540.0 million of the Company’s investment balances, compared to $513.2 million at December 31, 2020. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.

The Company’s liquidity ratio as of June 30, 2021 was 31.4%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2021	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	63.8%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(12.1)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	62.6%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of June 30, 2021, cash and cash equivalents were $762.5 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $637.8 million at June 30, 2021. Approximately $521.3 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and similar letters of credit, totaled $12.8 million at June 30, 2021.

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the six-month periods ended June 30, 2021 and 2020 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At quarter-end June 30, 2021, $711.7 million in non-interest deposit balances and $837.9 million in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s deposits without reclassification showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	June 30, 2021		December 31, 2020
		Percent of		Percent of
($ in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$1,393,724	29.8%	$1,185,980	28.1%
NOW accounts and Other	1,541,915	33.0%	1,347,778	32.0%
Money Market accounts	767,256	16.4%	705,357	16.7%
Savings accounts	442,110	9.5%	395,116	9.4%
Time Deposits of less than $250,000	404,437	8.7%	218,418	5.2%
Time Deposits of $250,000 or more	124,470	2.6%	362,631	8.6%
Total deposits	$4,673,912	100%	$4,215,280	100%

As of June 30, 2021, deposits increased by $458.6 million, or 10.9% to $4.674 billion from $4.215 billion at December 31, 2020. Transaction account balances were above normal as of June 30, 2021 due to PPP loan proceeds.

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

Total non-deposit interest-bearing liabilities decreased by $114.6 million, or 44.2%, in the first six months of 2021, due to a decrease in notes payable of $110.2 million to the FHLB and $4.4 million to First Tennessee. As of June 30, 2021, junior subordinated debentures increased $19 thousand, net of issuance costs, to $144.6 million. Subordinated debt is discussed more fully in the below Capital section of this report.

LEASE LIABILITIES

As of June 30, 2021, operating lease liabilities decreased $784 thousand, or 13.0% to $5.2 million from $6.0 million at December 31, 2020. Finance lease liabilities decreased $94 thousand, or 4.1% to $2.2 million from $2.3 million at December 31, 2020.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $1.4 million, or 5.5%, during the first six months of 2021. As of June 30, 2021, accrued interest payable decreased $307 thousand, or 14.4% to $1.8 million from $2.1 million at December 31, 2020. Other accrued but unpaid expenses decreased $1.1 million, or 4.7% to $21.9 million at June 30, 2021.

CAPITAL

At June 30, 2021, the Company had total shareholders’ equity of $660.1 million, comprised of $21.7 million in common stock, $18.9 million in treasury stock, $457.4 million in surplus, $180.8 million in undivided profits and $19.1 million in accumulated comprehensive income on available-for-sale securities. Total shareholders’ equity at the end of 2020 was $644.8 million. The increase of $15.2 million, or 2.4%, in shareholders’ equity during the first six months of 2021 is primarily comprised of capital added through net earnings of $32.2 million, and offset by $6.7 million decrease in accumulated comprehensive income for available-for-sale securities, treasury stock acquired of $5.2 million and $5.7 million in cash dividends paid.

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019. Under the program, the Company could from time to time repurchase up to $15 million of shares of its common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The renewed share repurchase program expired on December 31, 2020, The Company repurchased 289,302 shares in 2020 pursuant to a previous share repurchase program.

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock. Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program will have an expiration date of December 31, 2021. The Company repurchased 165,623 shares for $5.2 million under the Repurchase Program in the first quarter of 2021.

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

			Minimum
	June 30,	December 31,	Required to be
Regulatory Capital Ratios The First, A National Banking Association	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio	16.6%	15.8%	6.5%

Tier 1 Capital Ratio	16.6%	15.8%	8.0%
Total Capital Ratio	17.6%	16.9%	10.0%
Tier 1 Leverage Ratio	10.5%	10.4%	5.0%

			Minimum
	June 30,	December 31,	Required to be
Regulatory Capital Ratios The First Bancshares, Inc.	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio*	13.9%	13.5%	N/A
Tier 1 Capital Ratio**	14.4%	14.0%	N/A
Total Capital Ratio	19.2%	19.1%	N/A
Tier 1 Leverage Ratio	9.0%	9.2%	N/A
*	The numerator does not include Preferred Stock and Trust Preferred.
**	The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2021 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of June 30, 2021, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at June 30, 2021 was $660.1 million, or approximately 12.0% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 412.6 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events.

The Company had $144.6 million of subordinated debt, net of deferred issuance costs $2.2 million and unamortized fair value mark $817 thousand, at June 30, 2021, compared to $144.6 million, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020.

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain rations derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Operating net earnings excludes acquisition charges, gain on acquisition and sale of land. Pre-tax, pre-provision operating earnings excludes acquisition charges. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income available to common shareholders	$15,600	$16,943	$32,244	$25,254
Effect of acquisition charges	—	2,295	—	3,035
Tax on acquisition charges	—	(518)	—	(683)
Gain on acquisition and sale of land	—	(7,643)	—	(7,643)
Tax on gain from the sale of land	—	157	—	157
Net earnings available to common shareholders, operating	$15,600	$11,234	$32,244	$20,120

Diluted Operating Earnings per Share

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Diluted earnings per share	$0.74	$0.79	$1.52	$1.25
Effect of acquisition charges	—	0.11	—	0.15
Tax on acquisition charges	—	(0.03)	—	(0.03)
Effect of bargain purchase gain and gain on sale of land	—	(0.36)	—	(0.38)
Tax on gain on sale of land	—	0.01	—	0.01
Diluted earnings per share, operating	$0.74	$0.52	$1.52	$1.00

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income	$38,050	$39,180	$77,279	$73,245
Tax exempt investment income	(1,908)	(1,748)	(3,843)	(3,108)
Taxable investment income	2,554	2,340	5,144	4,161
Net interest income, FTE	$38,696	$39,772	$78,580	$74,298

Average earning assets	$4,924,108	$4,384,631	$4,851,625	$3,950,886
Net interest margin, FTE	3.14%	3.63%	3.24%	3.76%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings before income taxes	$19,420	$19,184	$40,857	$29,183
Acquisition charges	—	2,295	—	3,036
Provision for credit losses	—	7,606	—	14,708
Treasury awards and gains	—	(7,643)	—	(7,643)
Pre-Tax, Pre-Provision Operating Earnings	$19,420	$21,442	$40,857	$39,284

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total interest income	$43,238	$45,799	$88,425	$87,397
Tax-exempt investment income	(1,908)	(1,748)	(3,843)	(3,108)
Taxable investment income	2,554	2,340	5,144	4,161
Total interest income, FTE	$43,884	$46,391	$89,726	$88,450

Yield on average earning assets, FTE	3.56%	4.23%	3.70%	4.48%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income investment securities	$5,925	$5,187	$11,451	$10,491
Tax-exempt investment income	(1,908)	(1,748)	(3,843)	(3,108)
Taxable investment income	2,554	2,340	5,144	4,161
Interest income investment securities, FTE	$6,571	$5,779	$12,752	$11,544

Average investment securities	$1,220,254	$906,548	$1,144,251	$845,687

Yield on investment securities, FTE	2.15%	2.55%	2.23%	2.73%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

June 30, 2021	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	17.4%	(20.0)%	32.2%	(40.0)%
Up 300 bps	14.5%	(15.0)%	28.7%	(30.0)%
Up 200 bps	10.8%	(10.0)%	22.4%	(20.0)%
Up 100 bps	5.9%	(5.0)%	13.0%	(10.0)%
Down 100 bps	(3.3)%	(5.0)%	(18.1)%	(10.0)%
Down 200 bps	(4.4)%	(10.0)%	(33.9)%	(20.0)%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2021, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2021	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	130,427	131,950	136,404	144,501	151,140	156,172	160,067
Dollar Change	(5,977)	(4,454)	—	8,097	14,736	19,768	23,663
NII @ Risk - Sensitivity Y1	(4.4)%	(3.3)%	—	5.9%	10.8%	14.5%	17.4%
Policy Limits	(10.0)%	(5.0)%	—	(5.0)%	(10.0)%	(15.0)%	(20.0)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $6.0 million lower than in a stable interest rate scenario, for a negative variance of 4.4%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $14.7 million, or 10.8%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one-year cumulative GAP ratio is approximately 193.1%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2021, under different interest rate scenarios relative to a base case of current interest rates:

June 30, 2021	Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	697,934	864,559	1,055,657	1,192,462	1,291,565	1,358,353	1,395,823
Change in EVE from base	(357,723)	(191,098)	—	136,805	235,908	302,696	340,166
% Change	(33.9)%	(18.1)%	—	13.0%	22.4%	28.7%	32.2%
Policy Limits	(20.0)%	(10.0)%	—	(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

Effective January 1, 2021, the Company adopted ASC 326. The Company designed new controls and modified existing controls as part of the adoption. Management revised previous internal controls used under legacy GAAP and incorporated new internal controls related to the methodology of the new allowance for credit losses. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
August 9, 2021	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
August 9, 2021	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer