Form 10-Q
period 2021-09-30
FIRST BANCSHARES INC /MS/
filed 2021-11-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common stock, $1.00 par value, 21,669,316 shares issued and 21,019,709 outstanding as of November 2, 2021.

The First Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$113,170	$137,684
Interest-bearing deposits with banks	544,126	424,870
Total cash and cash equivalents	657,296	562,554
Debt securities available-for-sale, at fair value	1,463,255	1,022,182
Other securities	22,225	27,475
Total securities	1,485,480	1,049,657
Loans held for sale	8,540	21,432
Loans held for investment	2,960,919	3,123,678
Allowance for credit losses (1)	(32,418)	(35,820)
Net loans held for investment	2,928,501	3,087,858
Interest receivable	23,144	26,344
Premises and equipment	116,875	114,823
Operating lease right-of-use assets	4,245	5,969
Finance lease right-of-use assets	2,474	2,658
Cash surrender value of bank-owned life insurance	87,469	73,732
Goodwill	156,944	156,944
Other real estate owned	2,580	5,802
Other assets	38,336	44,987
Total assets	$5,511,884	$5,152,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$596,126	$571,079
Interest-bearing	4,076,415	3,644,201
Total deposits	4,672,541	4,215,280
Interest payable	1,376	2,134
Borrowed funds	—	114,647
Subordinated debentures	144,650	144,592
Operating lease liabilities	4,335	6,031
Finance lease liabilities	2,140	2,281
Allowance for credit losses on off-balance sheet credit exposures (1)	718	—
Other liabilities	17,441	22,980
Total liabilities	4,843,201	4,507,945
Shareholders' equity:
Common stock, par value $1 per share, 40,000,000 shares authorized;21,669,504 shares issued at September 30, 2021, and 21,598,993 shares issued at December 31, 2020, respectively	21,670	21,599
Additional paid-in capital	458,512	456,919
Retained earnings	193,800	154,241
Accumulated other comprehensive income	13,632	25,816
Treasury stock, at cost, 649,607 shares at September 30, 2021 and 483,984 shares at December 31, 2020	(18,931)	(13,760)
Total shareholders' equity	668,683	644,815
Total liabilities and shareholders' equity	$5,511,884	$5,152,760
(1)– Beginning January 1, 2021, allowance for credit losses is based on current expected credit loss methodology. Prior to January 1, 2021, allowance for loan loss was based on incurred loss methodology.

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$37,480	$40,999	$114,368	$117,597
Interest and dividends on securities:
Taxable interest and dividends	5,033	3,433	12,641	10,815
Tax exempt interest	1,905	1,877	5,748	4,985
Interest on federal funds sold and interest bearing deposits in other banks	17	29	103	337
Total interest income	44,435	46,338	132,860	133,734
Interest expense:
Interest on deposits	2,588	4,912	9,752	15,544
Interest on borrowed funds	1,819	1,453	5,801	4,973
Total interest expense	4,407	6,365	15,553	20,517
Net interest income	40,028	39,973	117,307	113,217
Provision for credit losses	—	6,921	—	21,628
Net interest income after provision for credit losses	40,028	33,052	117,307	91,589
Non-interest income:
Service charges on deposit accounts	1,846	1,779	5,363	5,289
Gain on securities	11	32	107	278
Gain on acquisition	—	—	—	7,023
(Loss) gain on sale of premises and equipment	(397)	—	(383)	461
Other	8,126	6,983	22,794	17,897
Total non-interest income	9,586	8,794	27,881	30,948
Non-interest expense:
Salaries and employee benefits	16,246	15,494	48,337	44,589
Occupancy and equipment	3,922	3,826	11,614	9,943
Acquisition and integration charges	5	238	5	3,273
Other	8,880	7,378	23,814	20,640
Total non-interest expense	29,053	26,936	83,770	78,445
Income before income taxes	20,561	14,910	61,418	44,092
Income tax expense	4,429	2,993	13,042	6,921
Net income	$16,132	$11,917	$48,376	$37,171

Basic earnings per share	$0.77	$0.56	$2.30	$1.81
Diluted earnings per share	0.76	0.55	2.28	1.80

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$16,132	$11,917	$48,376	$37,171
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(7,306)	368	(16,204)	19,983
Reclassification adjustment for gains included in net income	(11)	(32)	(107)	(278)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(7,317)	336	(16,311)	19,705
Income tax benefit (expense)	1,852	(85)	4,127	(4,993)
Other comprehensive income (loss)	(5,465)	251	(12,184)	14,712
Comprehensive income	$10,667	$12,168	$36,192	$51,883

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income	—	—	—	8,311	—	—	—	8,311
Other comprehensive income	—	—	—	—	5,742	—	—	5,742
Dividends on common stock, $0.10 per share	—	—	—	(1,885)	—	—	—	(1,885)
Issuance of restricted stock grants	60,680	61	(61)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(10,991)	(11)	(367)	—	—	—	—	(378)
Compensation expense	—	—	478	—	—	—	—	478
Balance, March 31, 2020	19,046,637	$19,047	$409,855	$116,886	$15,831	(194,682)	$(5,693)	$555,926
Net income	—	—	—	16,943	—	—	—	16,943
Other comprehensive income	—	—	—	—	8,719	—	—	8,719
Dividends on common stock, $0.10 per share	—	—	—	(2,131)	—	—	—	(2,131)
Issuance of common shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Repurchase of restricted stock for payment of taxes	(2,652)	(3)	(56)	—	—	—	—	(59)
Issuance of restricted stock grants	3,750	4	(4)	—	—	—	—	—
Restricted stock grants forfeited	(4,762)	(5)	5	—	—	—	—	—
Compensation expense	—	—	539	—	—	—	—	539
Balance, June 30, 2020	21,589,940	$21,590	$455,650	$131,698	$24,550	(194,682)	$(5,693)	$627,795

Net income	—	—	—	11,917	—	—	—	11,917
Other comprehensive income	—	—	—	—	251	—	—	251
Dividends on common stock, $0.10 per share	—	—	—	(2,141)	—	—	—	(2,141)
Issuance of restricted stock grants	13,259	13	(13)	—	—	—	—	—
Restricted stock grants forfeited	(500)	—	—	—	—	—	—	—
Compensation expense	—	—	547	—	—	—	—	547
Balance, September 30, 2020	21,602,699	$21,603	$456,184	$141,474	$24,801	(194,682)	$(5,693)	$638,369

Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	$21,668	$456,849	$168,162	$16,201	(649,607)	$(18,931)	$643,949
Net income	—	—	—	15,600	—	—	—	15,600
Other comprehensive income	—	—	—	—	2,896	—	—	2,896
Dividends on common stock, $0.14 per share	—	—	—	(2,942)	—	—	—	(2,942)
Issuance of restricted stock grants	3,000	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(1,021)	(1)	1	—	—	—	—	—
Compensation expense	—	—	549	—	—	—	—	549
Balance, June 30, 2021	21,670,330	$21,670	$457,396	$180,820	$19,097	(649,607)	$(18,931)	$660,052
Net income	—	—	—	16,132	—	—	—	16,132
Other comprehensive loss	—	—	—	—	(5,465)	—	—	(5,465)
Dividends on common stock, $0.15 per share	—	—	—	(3,152)	—	—	—	(3,152)
Restricted stock grants forfeited	(500)	—	—	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(326)	—	(12)	—	—	—	—	(12)
Compensation expense	—	—	1,128	—	—	—	—	1,128
Balance, September 30, 2021	21,669,504	$21,670	$458,512	$193,800	$13,632	(649,607)	$(18,931)	$668,683

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income	$48,376	$37,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,453	6,393
Provision for credit losses	—	21,628
Loss on sale or writedown of ORE	778	1,150
Securities gain	(107)	(278)
Acquisition gain	—	(7,023)
(Gain) loss on disposal of premises and equipment	383	(461)
Restricted stock expense	2,117	1,564
Increase in cash value of life insurance	(1,407)	(1,139)
Federal Home Loan Bank stock dividends	(26)	(118)
Residential loans originated and held for sale	(182,371)	(232,191)
Proceeds from sale of residential loans held for sale	195,263	220,665
Changes in:
Interest receivable	3,200	(8,663)
Interest payable	(758)	(188)
Operating lease liability	(1,696)	(95)
Other, net	2,667	(2,231)
Net cash provided by operating activities	76,872	36,184

Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale securities	174,987	152,873
Proceeds from sales of securities available-for-sale securities	—	579
Purchases of available-for-sale securities	(636,825)	(241,057)
Redemptions of other securities, net	5,276	351
Net decrease (increase) in loans	160,700	(161,535)
Net changes in premises and equipment	(6,448)	(6,034)
Proceeds from sale of other real estate owned	4,221	3,024
Proceeds from the sale of land	—	1,416
Purchase of bank-owned life insurance	(12,330)	(5,682)
Cash received in excess of cash paid for acquisition	—	29,245
Net cash used in investing activities	(310,419)	(226,820)

Cash flows from financing activities:
Increase in deposits	457,443	676,223
Net decrease in borrowed funds	(114,647)	(107,992)
Principal payments on finance lease liabilities	(141)	(137)
Dividends paid on common stock	(8,682)	(6,063)
Cash paid to repurchase common stock	(5,171)	—
Issuance of subordinated debt, net	—	63,914
Payment of subordinated debt issuance costs	(60)	—
Repurchase of restricted stock for payment of taxes	(453)	(437)
Net cash provided by financing activities	328,289	625,508
Net change in cash and cash equivalents	94,742	434,872
Beginning cash and cash equivalents	562,554	168,864
Ending cash and cash equivalents	$657,296	$603,736

Supplemental disclosures:
Loans transferred to other real estate	1,780	1,752
Issuance of restricted stock grants	86	78
Dividends on restricted stock grants	135	94
Stock issued in connection with SWG acquisition	—	47,858
Lease liabilities arising from obtaining right-of-use assets	14	3,162

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First, A National Banking Association (the “Bank” or “The First”).

At September 30, 2021, the Company had approximately $5.512 billion in assets, $2.929 billion in net loans held for investment (“LHFI”), $4.673 billion in deposits, and $668.7 million in shareholders’ equity. For the nine  months ended September 30, 2021, the Company reported net income of $48.4 million.

On February 25, 2021, the Company paid a cash dividend in the amount of $0.13 per share to shareholders of record as of the close of business on February 10, 2021. On May 21, 2021, the Company paid a cash dividend in the amount of $0.14 per share to shareholders of record as of the close of business on May 10, 2021. On July 15, 2021, the Company paid a cash dividend of $0.15 per share to be paid on its common stock on August 25, 2021 to shareholders of record as of the close of business on August 10, 2021. On October 21, 2021, the Company announced that its Board of Directors declared a cash dividend of $0.16 per share to be paid on its common stock on November 26, 2021 to shareholders of record as of the close of business on November 10, 2021.

In August 2021 the Bank, applied to the Mississippi Department of Banking and Consumer Finance to convert from a national association to a Mississippi state-chartered bank. If approved and the conversion is completed, the Mississippi Department of Banking will be the Bank's primary regulator, and the Federal Reserve Bank of Atlanta will be the Bank's primary federal regulator. The application is currently being reviewed.

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

New Accounting Standards That Have Not Yet Been Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (ASC 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

NOTE 4 – BUSINESS COMBINATIONS

Acquisitions

Cadence Bank Branches

On September 2, 2021, The First entered into a definitive agreement to acquire seven Cadence Bank, N.A. (“Cadence”) branches in Northeast Mississippi. The divesture of these branches is a result of the joint Letter of Agreement (“LOA”) entered into between BancorpSouth Bank (“BancorpSouth”) and Cadence with the United States Department of Justice’s Antitrust Division (“DOJ”) in connection with the proposed merger of BancorpSouth and Cadence.

It is expected that the First will assume approximately $450 million in deposits for a premium of $1 million, acquire approximately $42 million in loans at par value, acquire the real estate associated with the seven Cadence branches at their appraised value, and acquire other assets associated with the branches at book value.  The definitive purchase agreement provides that the consummation of the transaction must occur within 180 days following the BancorpSouth and Cadence merger.  However, this transaction is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the consummation of the BancorpSouth and Cadence merger and receipt of all necessary regulatory approvals.  The First intends to make offers of employment to current branch employees upon the close of the transaction and will be providing additional information to customers of the branches slated for divestiture.

Expenses associated with the branch acquisition were $5 thousand for the three-month period ended September 30, 2021. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred. The Company will incur additional expenses in connection with the closing, including additional legal and consulting expenses.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2021			September 30, 2020
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$16,132	21,020,128	$0.77	$11,917	21,405,309	$0.56
Effect of dilutive shares:
Restricted stock grants		190,763			108,400
Diluted earnings per share	$16,132	21,210,891	$0.76	$11,917	21,513,709	$0.55

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$48,376	21,015,996	$2.30	$37,171	20,521,779	$1.81
Effect of dilutive shares:
Restricted stock grants		186,661			125,466
Diluted earnings per share	$48,376	21,202,657	$2.28	$37,171	20,647,245	$1.80

The Company granted 84,578 shares and 60,680 shares of restricted stock in the first quarter of 2021 and 2020, respectively. The Company granted 3,000 shares and 3,750 shares of restricted stock in the second quarter of 2021 and 2020, respectively. The Company did not grant any restricted stock in the third quarter of 2021 and granted 13,259 shares in the third quarter of 2020.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2021, and December 31, 2020 these financial instruments consisted of the following:

($ in thousands)	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$75,040	$14,318	$97,738	$16,203
Unused lines of credit	188,156	271,516	157,006	195,221
Standby letters of credit	2,194	9,586	4,182	11,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.5% to 18.0% and maturities ranging from approximately 1 year to 30 years.

The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2021. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand. The Company recorded no provision for credit losses on OBSC exposures for the three and nine months period ended September 30, 2021.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2021 and December 31, 2020:

●	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where, quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where, quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
●	Loans Held for Sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

●	Collateral Dependent Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
●	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for selling costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

September 30, 2021			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying	Estimated	Quoted Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$657,296	$657,296	$657,296	$—	$—
Securities available-for-sale:
U.S. Treasury	36,831	36,831	36,831	—	—
Obligations of U.S. government agencies and sponsored entities	190,134	190,134	—	190,134	—
Municipal securities	560,654	560,654	—	541,289	19,365
Mortgage-backed securities	644,459	644,459	—	644,459	—
Corporate obligations	31,177	31,177	—	30,951	226
Loans, net	2,928,501	2,927,915	—	—	2,927,915
Accrued interest receivable	23,144	23,144	—	5,848	17,296
Liabilities:
Noninterest-bearing deposits	$596,126	$596,126	$—	$596,126	$—
Interest-bearing deposits	4,076,415	4,051,141	—	4,051,141	—
Subordinated debentures	144,650	155,655	—	—	155,655
Accrued interest payable	1,376	1,376	—	1,376	—

December 31, 2020			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying	Estimated	Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$562,554	$562,554	$562,554	$—	$—
Securities available-for-sale:
U.S. Treasury	9,383	9,383	9,383	—	—
Obligations of U.S. government agencies and sponsored entities	100,170	100,170	—	100,170	—
Municipal securities	480,374	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	401,232	—	401,232	—
Corporate obligations	31,023	31,023	—	30,788	235
Loans, net	3,087,858	3,089,318	—	—	3,089,318
Accrued interest receivable	26,344	26,344	—	5,690	20,654
Liabilities:
Non-interest-bearing deposits	$571,079	$571,079	$—	$571,079	$—
Interest-bearing deposits	3,644,201	3,647,845	—	3,647,845	—
Subordinated debentures	144,592	145,289	—	—	145,289
FHLB and other borrowings	114,647	114,647	—	114,647	—
Accrued interest payable	2,134	2,134	—	2,134	—

Assets measured at fair value on a recurring basis are summarized below:

September 30, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$36,831	$36,831	$—	$—
Obligations of U.S. Government agencies and sponsored entities	190,134	—	190,134	—
Municipal securities	560,654	—	541,289	19,365
Mortgage-backed securities	644,459	—	644,459	—
Corporate obligations	31,177	—	30,951	226
Total available-for-sale	$1,463,255	$36,831	$1,406,833	$19,591

December 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,383	$9,383	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,170	—	100,170	—
Municipal securities	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	—	401,232	—
Corporate obligations	31,023	—	30,788	235
Total available-for-sale	$1,022,182	$9,383	$992,438	$20,361

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2021	2020
Balance, January 1	$235	$408
Paydowns	(64)	(273)
Unrealized gain included in comprehensive income	55	106
Balance at September 30	$226	$241

	Municipal Securities
($ in thousands)	2021	2020
Balance, January 1	$20,126	$10,345
Purchases	4,209	14,540
Maturities, calls and paydowns	(4,474)	(3,223)
Transfer to level 2	—	(6,405)
Unrealized (loss) included in comprehensive income	(496)	—
Balance at September 30	$19,365	$15,257

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant Unobservable
Trust Preferred Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
September 30, 2021	$226	Discounted cash flow	Probability of default	0.99% - 2.39%
December 31, 2020	$235	Discounted cash flow	Probability of default	1.08% - 2.48%

			Significant Unobservable
Municipal Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
September 30, 2021	$19,365	Discounted cash flow	Discount Rate	0.50% - 2.50%
December 31, 2020	$20,126	Discounted cash flow	Discount Rate	0.50% - 2.45%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2021 and December 31, 2020.

September 30, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$4,511	$—	$—	$4,511
Other real estate owned	2,580	—	—	2,580

December 31, 2020

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,107	$—	$—	$15,107
Other real estate owned	5,802	—	—	5,802

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

All securities information presented as of September 30, 2021 is in accordance with ASC 326. All securities information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

At September 30, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. At September 30, 2021, accrued interest receivable totaled $5.8 million for securities AFS and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

All AFS securities were current with no securities past due or on nonaccrual as of September 30, 2021.

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities at September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$36,769	$155	$93	$36,831
Obligations of U.S. government agencies and sponsored entities	188,372	2,140	378	190,134
Tax-exempt and taxable obligations of states and municipal subdivisions	552,023	11,873	3,242	560,654
Mortgage-backed securities - residential	409,548	5,611	1,755	413,404
Mortgage-backed securities - commercial	228,392	4,087	1,424	231,055
Corporate obligations	29,902	1,280	5	31,177
Total	$1,445,006	$25,146	$6,897	$1,463,255

($ in thousands)	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$9,063	$320	$—	$9,383
Obligations of U.S. government agencies sponsored entities	97,107	3,130	67	100,170
Tax-exempt and taxable obligations of states and municipal subdivisions	464,348	16,326	300	480,374
Mortgage-backed securities - residential	228,257	8,206	42	236,421
Mortgage-backed securities - commercial	158,784	6,087	60	164,811
Corporate obligations	30,063	976	16	31,023
Total	$987,622	$35,045	$485	$1,022,182

The amortized cost and fair value of debt securities at September 30, 2021 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

($ in thousands)	September 30, 2021
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due less than one year	$39,457	$39,747
Due after one year through five years	150,510	155,127
Due after five years through ten years	363,236	366,264
Due greater than ten years	253,863	257,658
Mortgage-backed securities - residential	409,548	413,404
Mortgage-backed securities - commercial	228,392	231,055
Total	$1,445,006	$1,463,255

The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $763.4 million and $576.0 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes available-for-sale securities with unrealized losses position for which an allowance for credit losses has not been recorded at September 30, 2021 and that are not deemed to be other than temporarily impaired as of December 31, 2020. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	September 30, 2021
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$20,481	$93	$—	$—	$20,481	$93
Obligations of U.S government agencies and sponsored entities	70,889	277	5,411	101	76,300	378
Tax-exempt and taxable obligations of state and municipal subdivisions	204,957	2,917	4,987	325	209,944	3,242
Mortgage-backed securities - residential	238,477	1,748	486	7	238,963	1,755
Mortgage-backed securities - commercial	119,357	1,408	1,555	16	120,912	1,424
Corporate obligations	—	—	42	5	42	5
Total	$654,161	$6,443	$12,481	$454	$666,642	$6,897

($ in thousands)	December 31, 2020
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S government agencies and sponsored entities	6,593	65	326	2	6,919	67
Tax-exempt and taxable obligations of state and municipal subdivisions	10,193	300	—	—	10,193	300
Mortgage-backed securities - residential	30,202	42	11	—	30,213	42
Mortgage-backed securities - commercial	10,134	29	3,596	31	13,730	60
Corporate obligations	5,217	8	40	8	5,257	16
Total	$62,339	$444	$3,973	$41	$66,312	$485

At September 30, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 254 and 71 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at September 30, 2021. The Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

NOTE 10 – LOANS

On January 1, 2021, the Company adopted ASU 326. The FASB issued ASU 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an ACL methodology, which replaces its previous allowance for loan losses methodology. All loan information presented as of September 30, 2021 is in accordance with ASC 326. All loan information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note 1 “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

The composition of the loan portfolio as of September 30, 2021 and December 31, 2020, is summarized below:

($ in thousands)	September 30, 2021	December 31, 2020
Loans held for sale
Mortgage loans held for sale	$8,540	$21,432
Total LHFS	$8,540	$21,432

Loans held for investment
Commercial, financial and agriculture (1)	$449,098	$579,443
Commercial real estate	1,650,461	1,652,993
Consumer real estate	824,513	850,206
Consumer installment	36,847	41,036
Total loans	2,960,919	3,123,678
Less allowance for credit losses	(32,418)	(35,820)
Net LHFI	$2,928,501	$3,087,858
(1)	Loan balance includes $87.1 million and $239.7 million in PPP loans as of September 30, 2021 and December 31, 2020, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At September 30, 2021, accrued interest receivable for LHFI totaled $17.3 million with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

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

The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

($ in thousands)	September 30, 2021
					Total
	Past Due	Past Due			Past Due,
	30 to 89	90 Days or More and			Nonaccrual	Total	Nonaccrual and
	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	PCD with No ACL
Commercial, financial and agriculture (1)	$151	$—	$228	$—	$379	$449,098	$—
Commercial real estate	670	—	15,333	2,382	18,385	1,650,461	1,100
Consumer real estate	1,154	456	3,318	3,728	8,656	824,513	2,008
Consumer installment	89	—	21	2	112	36,847	—
Total	$2,064	$456	$18,900	$6,112	$27,532	$2,960,919	$3,108
(1)	Total loan balance includes $87.1 million in PPP loans as of September 30, 2021.

($ in thousands)	December 31,2020
		Past Due 90			Total
	Past Due	Days or			Past Due,
	30 to 89	More and Still			Nonaccrual	Total
	Days	Accruing	Nonaccrual	PCI	and PCI	LHFI
Commercial, financial and agriculture (1)	$1,007	$244	$2,197	$221	$3,669	$579,443
Commercial real estate	2,116	1,553	19,499	3,388	26,556	1,652,993
Consumer real estate	5,389	895	2,480	5,954	14,718	850,206
Consumer installment	419	—	32	3	454	41,036
Total	$8,931	$2,692	$24,208	$9,566	$45,397	$3,123,678
(1)	Total loan balance as of December 31, 2020 includes $239.7 million in PPP loans.

Acquired Loans

On January 1, 2021, the Company adopted ASC 326 and elected to account for its existing acquired PCI loans as PCD loans included within the LHFI portfolio. The Company elected to maintain segments of loans that were previously accounted for under ASC 310-30 and will continue to account for these segments as a unit of account unless the loan is collateral dependent. PCD loans that are collateral dependent will be assessed individually. Loans are only removed from the existing segments if they are written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each segment and added to the band’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the segment and the new amortized cost basis was the noncredit discount of approximately $685 thousand, which will be accreted into interest income over the remaining life of the segment. Changes to the ACL after adoption are recorded through provision expense. As of September 30, 2021, the amortized cost of the Company’s PCD loans totaled $10.6 million, which had an estimated ACL of $1.0 million.

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

December 31, 2020				Average	Interest
($ in thousands)				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
Impaired loans with no related allowance:
Commercial, financial and agriculture	$—	$—	$—	$198	$—
Commercial real estate	5,884	6,087	—	11,433	47
Consumer real estate	712	758	—	790	5
Consumer installment	23	24	—	17	—
Total	$6,619	$6,869	$—	$12,438	$52

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,186	$58
Commercial real estate	17,973	18,248	4,244	13,687	36
Consumer real estate	536	544	176	734	4
Consumer installment	26	26	14	86	—
Total	$20,776	$21,072	$5,669	$16,693	$98

Total impaired loans:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,384	$58
Commercial real estate	23,857	24,335	4,244	25,120	83
Consumer real estate	1,248	1,302	176	1,524	9
Consumer installment	49	50	14	103	—
Total Impaired Loans	$27,395	$27,941	$5,669	$29,131	$150

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the year ended December 31, 2020.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the nine months ended September 30, 2020, was $1.1 million. The Company had no loan commitments to borrowers in nonaccrual status at September 30, 2021 or December 31, 2020.

Troubled Debt Restructurings

If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic and its economic impact to its customers, the Company implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification. This program allowed for a deferral of payments for up two successive 90-day periods for a cumulative maximum of 180 days. Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as TDRs. For borrowers requiring a longer-term modification following the short-term loan modification program the Company worked with these borrowers whose loans were not more 30 days past due at December 31, 2019 and who required modification as a result of COVID-19 to modify such loans under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

As of September 30, 2021, and December 31, 2020, the Company had TDRs totaling $25.9 million and $27.5 million, respectively. As of September 30, 2021, the Company had no additional amount committed on any loan classified as TDR. As of September 30, 2021, TDRs had a related ACL of $3.0 million, compared to a related allowance for loan loss of $4.1 million at December 31, 2020.

The following table presents LHFI by class modified as TDRs that occurred during the three months and nine months ended September 30, 2021 and 2020($ in thousands, except for number of loans).

	Three Months Ended September 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2021	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	3	$4,914	$4,914
Commercial real estate	1	38	38
Consumer installment	2	113	151
Total	6	$5,065	$5,103

2020
Commercial real estate	2	$573	$602
Total	2	$573	$602

The TDRs presented above increased the ACL $91 thousand and increased the allowance for loan losses $29 thousand and resulted in no charge-offs for the three months period ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2021	Loans	Pre-Modification	Post-Modification
Commercial, financial and agriculture	5	$5,151	$5,151
Commercial real estate	1	38	38
Consumer real estate	1	13	2
Consumer installment	3	168	194
Total	10	$5,370	$5,385

2020
Commercial, financial and agriculture	2	$47	$46
Commercial real estate	5	1,506	1,530
Total	7	$1,553	$1,576

The TDRs presented above increased the ACL $112 thousand and increased the allowance for loan loss $76 thousand and resulted in no charge-offs for the for the nine months period ended September 30, 2021 and 2020,respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Nine Months Ended September 30,
	2021		2020
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment

Commercial real estate	1	$165	4	$2,291
Consumer real estate	2	355	1	3
Total	3	$520	5	$2,294

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $101 thousand and the allowance for loan losses $54 thousand and resulted in no charge-offs for the nine months period ended September 30, 2021 and 2020, respectively.

The following tables represents the Company’s TDRs at September 30, 2021 and December 31, 2020:

September 30, 2021			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$74	$—	$—	$127	$201
Commercial real estate	8,324	—	—	13,092	21,416
Consumer real estate	2,203	54	—	2,026	4,283
Consumer installment	21	—	—	—	21
Total	$10,622	$54	$—	$15,245	$25,921
Allowance for credit losses	$135	$—	$—	$2,872	$3,007

December 31, 2020			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30‑89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$59	$—	$—	$765	$824
Commercial real estate	4,560	49	—	18,076	22,685
Consumer real estate	1,559	269	—	2,161	3,989
Consumer installment	23	3	—	—	26
Total	$6,201	$321	$—	$21,002	$27,524
Allowance for loan losses	$163	$29	$—	$3,936	$4,128

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of September 30, 2021:

($ in thousands)	Real Property	Total
Commercial real estate	$2,177	$2,177
Consumer real estate	2,415	2,415
Total	$4,592	$4,592

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

Loan Participations

The Company has loan participations, which qualify as participating interest, with other financial institutions. As of September 30, 2021, these loans totaled $120.8 million, of which $72.5 million had been sold to other financial institutions and $48.3 million was retained by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

These above classifications were the most current available as of September 30, 2021, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed. Revolving loans converted to term as of the nine months ended September 30, 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$180,872	$64,986	$57,228	$52,121	$27,160	$48,124	$108	$430,599
Special mention	—	266	1,301	102	100	182	—	1,951
Substandard	—	15	1,432	6,296	377	8,428	—	16,548
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial
and agriculture	$180,872	$65,267	$59,961	$58,519	$27,637	$56,734	$108	$449,098

Commercial real estate:
Risk Rating
Pass	$275,202	$334,184	$234,725	$201,575	$142,712	$346,672	$—	$1,535,070
Special mention	—	2,254	2,585	13,236	5,303	21,163	—	44,541
Substandard	183	3,261	1,985	17,357	18,684	29,380	—	70,850
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$275,385	$339,699	$239,295	$232,168	$166,699	$397,215	$—	$1,650,461

Consumer real estate:
Risk Rating
Pass	$173,505	$185,892	$79,379	$74,386	$59,082	$133,634	$95,284	$801,162
Special mention	—	—	336	27	1,781	1,985	—	4,129
Substandard	454	536	815	3,461	1,435	11,276	1,245	19,222
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$173,959	$186,428	$80,530	$77,874	$62,298	$146,895	$96,529	$824,513

Consumer installment:
Risk Rating
Pass	$12,401	$10,470	$5,436	$2,084	$1,239	$1,755	$3,424	$36,809
Special mention	—	—	—	—	2	1	—	3
Substandard	—	—	16	—	11	8	—	35
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$12,401	$10,470	$5,452	$2,084	$1,252	$1,764	$3,424	$36,847

Total
Pass	$641,980	$595,532	$376,768	$330,166	$230,193	$530,185	$98,816	$2,803,640
Special mention	—	2,520	4,222	13,365	7,186	23,331	—	50,624
Substandard	637	3,812	4,248	27,114	20,507	49,092	1,245	106,655
Doubtful	—	—	—	—	—	—	—	—
Total	$642,617	$601,864	$385,238	$370,645	$257,886	$602,608	$100,061	$2,960,919

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

Allowance for Credit Losses (ACL)

The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of a general allowance for loans that are collectively assessed in pools with similar risk characteristics and a specific allowance for individually assessed loans. The allowance is continuously monitored by management to maintain a level adequate to absorb expected losses inherent in the loan portfolio. See Note 3. “Accounting Standards” to the Consolidated Financial Statements for additional information.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months and nine months ended September 30, 2021 and the allowance for loan losses for the three months and nine months ended September 30, 2020:

	Three Months Ended September 30, 2021
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$3,910	$17,573	$10,339	$635	$32,457
Provision for credit losses	—	—	—	—	—
Loans charged-off	(142)	(59)	(19)	(166)	(386)
Recoveries	57	180	39	71	347
Total ending allowance balance	$3,825	$17,694	$10,359	$540	$32,418

	Nine Months Ended September 30, 2021
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(1,618)	(3,066)	(282)	(431)	(5,397)
Recoveries	382	473	276	467	1,598
Total ending allowance balance	$3,825	$17,694	$10,359	$540	$32,418

	Three Months Ended September 30, 2020
($ in thousands)	Commercial,	Commercial	Consumer		Paycheck
	Financial and	Real	Real	Consumer	Protection
	Agriculture	Estate	Estate	Installment	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,208	$18,526	$3,741	$459	$130	$—	$28,064
Provision for loan losses	607	5,371	1,077	(4)	(130)	—	6,921
Loans charged-off	(78)	(769)	(55)	(32)	—	—	(934)
Recoveries	37	18	17	133	—	—	205
Total ending allowance balance	$5,774	$23,146	$4,780	$556	$—	$—	$34,256

	Nine Months Ended September 30, 2020
($ in thousands)	Commercial,	Commercial	Consumer		Paycheck
	Financial and	Real	Real	Consumer	Protection
	Agriculture	Estate	Estate	Installment	Program	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$—	$39	$13,908
Provision for loan losses	2,936	15,096	3,057	578	—	(39)	21,628
Loans charged-off	(342)	(1,165)	(151)	(645)	—	—	(2,303)
Recoveries	137	379	180	327	—	—	1,023
Total ending allowance balance	$5,774	$23,146	$4,780	$556	$—	$—	$34,256

The Company recorded no provision for credit losses for the three and nine months ended September 30, 2021, compared to $6.9 million for the three months ended September 30, 2020 and $21.6 million for the nine months ended September 30, 2020. The higher provision in 2020 was related to our estimates of probable incurred losses associated with COVID-19. The improved macroeconomic outlook for 2021 resulted in an overall decrease for credit losses and the Company determined that no further provision adjustment was necessary for the three and nine months ended September 30, 2021.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of September 30, 2021 ($ in thousands).

September 30, 2021	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$—	$2,176	$2,416	$—	$4,592
Collectively evaluated	449,098	1,648,285	822,097	36,847	2,956,327
Total	$449,098	$1,650,461	$824,513	$36,847	$2,960,919

Allowance for Credit Losses
Individually evaluated	$—	$77	$4	$—	$81
Collectively evaluated	3,825	17,617	10,355	540	32,337
Total	$3,825	$17,694	$10,359	$540	$32,418

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of September 30, 2021, the Company’s aggregate outstanding exposure in these segments was $457.7 million, and total loan modifications resulting from COVID-19 were approximately $710.7 million. While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q of the Company (the “Report”) which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond the Company’s control and which may cause the Company’s actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” ”seek,” “plans,” “potential,” “aim,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the negative impact of the COVID-19 pandemic on our financial statements, including our ability to continue our business activities in certain communities we serve, the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans, our ability to manage liquidity in a rapidly changing and unpredictable market, additional interest rate changes by the Federal Reserve and other government actions in response to the pandemic including additional quarantines, regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

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

As a result of the Company’s immediate response to COVID-19, including loan modifications/payment deferral programs and the Paycheck Protection Program (“PPP), the Company has elected to temporarily suspend the application of one provision of U.S. Generally Accepted Accounting Principles (“GAAP”), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020. Sections 4013 and 4014 of the CARES Act provides the Company with temporary relief from TDRs, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.

CORONAVIRUS (COVID-19) IMPACT

In March 2020, the World Health Organization recognized the novel Coronavirus Disease 2019 as a pandemic. The spread of COVID-19 created a global public health crisis resulting in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.  As the restrictive measures began to be eased during the latter part of 2020 and continue to be eased during 2021, the U.S. economy began to improve from 2020, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. Despite the recent progress, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus) remain risks to containing the virus and ending the pandemic.  The Company continues to work to adapt to the changing environment and proactively plan for contingencies.  To that end, the Company has and is continuing to take steps to protect the health of our employees and to work with our customers experiencing difficulties as a result of this virus.  We have also been working through loan modifications and payment deferral programs to assist affected customers, and have increased our allowance for loan and lease losses.

The pandemic has had and may continue to have an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy.  As of September 30, 2021, the Company’s aggregate outstanding exposure in these segments was $457.7 million, or 15.5% of total loans.  With the risk of further resurgence and possible reimplementation of restrictions remaining, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio continues to be analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S. businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the PPP through the Small Business Administration (“SBA”) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon borrower providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program. The PPP was amended in April to include an additional $320 billion in funding. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 (“PPPFA”) that amends the CARES Act. The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19. The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%. In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Loans that were current as of December 31, 2019 are not TDRs. In addition, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We began receiving requests from our borrowers for loan and lease deferrals in March 2020. Payment modifications included the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests were evaluated individually and approved modifications are based on the unique circumstances of each borrower.

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

As of September 30, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only. At September 30, 2021, there were 2 loans for $4.9 million that were modified to defer principal and interest payments and 18 loans for $23.0 million that were modified from monthly principal and interest payments to interest only that were outstanding. As of September 30, 2021, we have approximately 1,185 PPP loans approved through the SBA for $87.1 million outstanding.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2021 compared to third quarter 2020

The Company reported net income available to common shareholders of $16.1 million for the three months ended September 30, 2021, compared with net income available to common shareholders of $11.9 million for the same period last year, an increase of $4.2 million or 35.4%. Provision for credit losses totaled $0 for the quarter ended September 30, 2021, a decrease of $6.9 million, or $5.3 million, net of tax, as compared to the third quarter of 2020. For the third quarter of 2021, fully diluted earnings per share were $0.76, compared to $0.55 for the third quarter of 2020.

Operating net earnings, a non-GAAP financial measure, for the third quarter of 2021 totaled $16.1 million compared to $12.1 million for the third quarter of 2020, an increase of $4.0 million or 33.2%.  Operating net earnings, which is a non-GAAP financial measure, for the third quarter of 2021 excludes merger-related costs of $4 thousand, net of tax, loss on the sale of fixed assets of $297 thousand, net of tax, $1.4 million, net of tax, related to the U.S. Treasury Rapid Response Program (“RRP”), and $1.0 million, net of tax, in contributions, as a result of the RRP grant, to support projects that will benefit the underserved in the communities we serve.  Operating net earnings, a non-GAAP financial measure, for the third quarter 2020 excludes merger-related costs of $177 thousand, net of tax.  Diluted operating earnings per share, a non-GAPP financial measure, were $0.76 on a fully diluted basis for the third quarter 2021, compared to $0.56 for the same period in 2020, excluding the merger-related costs and income described above.  See reconciliation of non-GAAP financial measures provided below.

Net interest income for the third quarter 2021 was $40.0 million, an increase of $55 thousand or 0.1%, for the three months ended September 30, 2021, compared to $40.0 million for the same period in 2020.    Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $40.7 million and $40.6 million for the third quarter of 2021 and 2020, respectively.    Purchase accounting adjustments decreased $686 thousand for the third quarter comparisons.  Third quarter 2021 FTE net interest margin, which is a non-GAAP measure, of 3.3% included 10 basis points related to purchase accounting adjustments compared to 3.6% for the same quarter in 2020, which included 17 basis points related to purchase accounting adjustments.  Excluding the purchase accounting adjustments, the net interest margin decreased 26 basis points in prior year quarterly comparison.  See reconciliation of non-GAAP financial measures provided below.

Non-interest income for the three months ended September 30, 2021 was $9.6 million compared to $8.8 million for the same period in 2020, reflecting an increase of $792 thousand or 9.0%.  This increase is attributed to the $1.8 million RRP grant from the U.S. Treasury and was offset by the decrease in mortgage income of $1.2 million.

Pre-tax, pre-provision operating earnings, a non-GAAP measure, decreased 6.9% to $20.5 million for the quarter-ended September 30, 2021 as compared to $22.1 million for the third quarter of 2020.  Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the third quarter 2021 excludes merger-related costs $5 thousand, loss on the sale of fixed assets of $397 thousand, $1.8 million related to the RRP grants, and $1.4 million in contributions, as a result of the RRP grant.  Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the third quarter 2020 excludes $238 thousand in acquisition charges and $6.9 million in provision for loan loss.  See reconciliation of non-GAAP financial measures provided below.

Non-interest expense was $29.1 million for the three months ended September 30, 2021, an increase of $2.1 million or 7.9%, when compared with the same period in 2020.  Charitable contributions of $1.4 million during the third quarter of 2021 contributed to the increase. These contributions related to the RRP grant and supported projects in underserved communities.

Investment securities totaled $1.485 billion, or 27.0% of total assets at September 30, 2021, compared to $984.9 million, or 19.1% of total assets at September 30, 2020.  The average balance of investment securities increased $406.7 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities, which is a non-GAAP measure, 26 basis points to 2.2% from 2.5% in prior year quarterly comparison.  The investment portfolio had a net unrealized gain of $18.2 million at September 30, 2021 as compared to a net unrealized gain of $33.2 million at September 30, 2020. See reconciliation of non-GAAP financial measures provided below.

The FTE average yield on all earning assets, a non-GAAP measure, decreased 54 basis points in prior year quarterly comparison, from 4.1% for the third quarter of 2020 to 3.6% for the third quarter of 2021.  Interest expense on average interest-bearing liabilities decreased 22 basis points from 0.6% for the third quarter of 2020 to 0.4% for the third quarter of 2021.  Cost of all deposits averaged 22 basis points for the third quarter of 2021 compared to 47 basis points for the third quarter of 2020.  See reconciliation of non-GAAP financial measures provided below.

First nine months 2021 compared to first nine months 2020

The Company reported net income available to common shareholders of $48.4 million, an increase of $11.2 million, or 30.1% for the nine months ended September 30, 2021, compared to $37.2 million for the same period last year.  Excluding the bargain purchase gain of $7.0 million, net of tax, gain on the sale of land of $463 thousand, net of tax, and the decreased provision expense of $16.7 million, net of tax, recorded during the nine months ended September 2020, net income available to common shareholders increased $2.0 million in the year-over-year comparison.

Net interest income increased $4.1 million, or 3.6%, for the nine months ended September 30, 2021, compared to $113.2 million for the same period in 2020.  This increase was primarily due to interest earned on a higher volume of securities and a reduction in interest expense due to changes in rates. Average earning assets at September 30, 2021, increased $755.6 million, or 18.2%, and average interest-bearing liabilities increased $711.9 million, or 18.8%, when compared to September 30, 2020.

Non-interest income for the nine months ended September 30, 2021, was $27.9 million compared to $30.9 million for the same period in 2020, reflecting a decrease of $3.1 million or 9.9%. Excluding the gains mentioned above, non-interest income increased $4.6 million in year-over-year comparison.  Interchange fee income increased $1.7 million and the RRP grant of $1.8 million accounted for the increase in the year-over-year comparison.

The provision for credit losses was $0 for the nine months ended September 30, 2021, compared with $21.6 million provision for loan losses for the same period in 2020.  The allowance for credit losses of $32.4 million at September 30, 2021 (approximately 1.1% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio.  See “Allowance for Credit Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $83.8 million for the nine months ended September 30, 2021, an increase of $5.3 million or 6.8%, when compared with the same period in 2020.  An increase of $3.7 million in salaries and employee benefits, an increase of $1.7 million in occupancy expense and the $1.4 million in charitable contributions contributed to the increase.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST

The First represents the primary asset of the Company.  The First reported total assets of $5.504 billion at September 30, 2021 compared to $5.145 billion at December 31, 2020, an increase of $358.9 million.  Loans, including loans held for sale, decreased $139.8 million to $2.969 billion, or 4.5%, during the first nine months of 2021.  Deposits at September 30, 2021 totaled $4.715 billion compared to $4.283 billion at December 31, 2020.

For the nine months period ended September 30, 2021, The First reported net income of $55.2 million compared to $43.0 million for the nine months ended September 30, 2020.  Merger charges, net of tax, equaled $4 thousand for the first nine months of 2021 as compared to $2.1 million for the first nine months of 2020.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $55 thousand, or 0.1%, for the third quarter of 2021 relative to the third quarter of 2020. The slight increase was due to interest income earned on a higher volume of securities and was partially offset by declines in total average loans and earning asset yield as well as declining cost of funds.  PPP loans totaled $87.1 million as of September 30, 2021 a decrease of $173.1 million or 66.5% when compared to the same period last year.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	September 30, 2021			September 30, 2020
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$986,821	$5,033	2.04%	$616,168	$3,433	2.23%
Tax exempt securities	377,610	2,550	2.70%	341,550	2,512	2.94%
Total investment securities	1,364,431	7,583	2.22%	957,718	5,945	2.48%
Interest bearing deposits in other banks	656,891	17	0.01%	413,786	29	0.03%
Loans	2,983,771	37,480	5.02%	3,165,653	40,999	5.18%
Total earning assets	5,005,093	45,080	3.60%	4,537,157	46,973	4.14%
Other assets	506,134			548,183
Total assets	$5,511,227			$5,085,340

Interest-bearing liabilities:
Deposits	$4,422,690	$2,588	0.23%	$3,960,054	$4,912	0.50%
Borrowed funds	206	—	0.00%	115,935	265	0.91%
Subordinated debentures	144,630	1,819	5.03%	81,470	1,188	5.83%
Total interest-bearing liabilities	4,567,526	4,407	0.39%	4,157,459	6,365	0.61%
Other liabilities	279,107			295,354
Shareholders’ equity	664,594			632,527
Total liabilities and shareholders’ equity	$5,511,227			$5,085,340

Net interest income		$40,028			$39,973
Net interest margin			3.20%			3.52%
Net interest income (FTE)*		$40,673	3.22%		$40,608	3.53%
Net interest margin (FTE)*			3.25%			3.58%

($in thousands)	Nine Months Ended
	September 30, 2021			September 30, 2020
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$847,745	$12,641	1.99%	$594,216	$10,815	2.43%
Tax exempt securities	370,706	7,693	2.77%	289,087	6,674	3.08%
Total investment securities	1,218,451	20,334	2.23%	883,303	17,489	2.64%

Interest bearing deposits in other banks	644,074	103	0.02%	288,898	337	0.16%
Loans	3,040,818	114,368	5.01%	2,975,535	117,597	5.27%
Total earning assets	4,903,343	134,805	3.67%	4,147,736	135,423	4.35%
Other assets	532,968			516,956
Total assets	$5,436,311			$4,664,692

Interest-bearing liabilities:
Deposits	$4,324,047	$9,752	0.30%	$3,584,416	$15,544	0.58%
Borrowed funds	34,202	339	1.32%	125,608	1,406	1.49%
Subordinated debentures	144,604	5,462	5.04%	80,969	3,567	5.87%
Total interest-bearing liabilities	4,502,853	15,553	0.46%	3,790,993	20,517	0.72%
Other liabilities	280,930			277,911
Shareholders’ equity	652,528			595,788
Total liabilities and shareholders’ equity	$5,436,311			$4,664,692

Net interest income		$117,307			$113,217
Net interest margin			3.19%			3.64%
Net interest income (FTE)*		$119,253	3.21%		$114,906	3.63%
Net interest margin (FTE)*			3.24%			3.69%

*  See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended				Nine Months Ended
EARNINGS STATEMENT	9/30/21	% of Total	9/30/20	% of Total	9/30/21	% of Total	9/30/20	% of Total
Non-interest income:
Service charges on deposit accounts	$1,846	19.3%	$1,779	20.2%	$5,363	19.2%	$5,289	29.6%
Mortgage fee income	1,732	18.1%	2,961	33.7%	7,266	26.1%	7,174	23.2%
Interchange fee income	2,744	28.6%	2,491	28.3%	8,533	30.6%	6,872	22.2%
Gain on securities, net	11	0.1%	32	0.4%	107	0.4%	278	0.9%
Gain on acquisition	—	—%	—	—%	—	—%	7,023	22.7%
(Loss) gain on sale of premises and equipment	(397)	(4.1)%	—	—%	(383)	(1.4)%	461	2.0%
RRP Grant	1,826	19.0%	—	—%	1,826	19.0%	—	—%
Other	1,824	19.0%	1,531	17.4%	5,169	18.5%	3,851	11.9%
Total non-interest income	$9,586	100%	$8,794	100%	$27,881	100%	$30,948	100%

Non-interest expense:
Salaries and employee benefits	$16,246	56.0%	$15,494	57.5%	$48,337	57.7%	$44,589	56.8%
Occupancy expense	3,922	13.5%	3,826	14.2%	11,614	13.9%	9,943	12.7%
FDIC/OCC premiums	532	1.8%	447	1.7%	1,524	1.8%	831	1.1%
Marketing	78	0.3%	24	0.1%	277	0.3%	262	0.3%
Amortization of core deposit intangibles	1,052	3.6%	1,052	3.9%	3,155	3.8%	3,041	3.9%
Other professional services	934	3.2%	990	3.7%	2,917	3.5%	2,848	3.6%
Other non-interest expense	6,284	21.6%	4,865	18.0%	15,941	19.0%	13,658	17.4%
Acquisition and integration charges	5	—%	238	0.9%	5	—%	3,273	4.2%
Total non-interest expense	$29,053	100%	$26,936	100%	$83,770	100%	$78,445	100%

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

The Company’s provision for income taxes was $4.4 million or 21.5% of earnings before income taxes for the third quarter 2021, compared to $3.0 million or 20.1% of earnings before income taxes for the same period in 2020.  The provision for the nine months ended September 30, 2021 was $13.0 million or 21.2% of earnings before income taxes compared to $6.9 million or 15.7% for the same period in 2020.  The effective tax rate for 2020 includes any provisions related to the CARES Act that was signed into law on March 27, 2020 and the $7.0 million, non-taxable, bargain purchase gain related to the acquisition of Southwest Georgia Financial Corporation (“SWG”).   The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j) of the Internal Revenue Code of 1986, as amended, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Total securities, excluding other securities, totaled $1.463 billion, or 26.5% of total assets at September 30, 2021 compared to $1.022 billion, or 19.8% of total assets at December 31, 2020.

There were no federal funds sold at September 30, 2021 and December 31, 2020; and interest-bearing balances at other banks increased to $544.1 million at September 30, 2021 from $424.9 million at December 31, 2020. The Company’s investment portfolio increased $435.8 million, or 41.5%, to a total fair market value of $1.485 billion at September 30, 2021 compared to December 31, 2020.  The increase in the portfolio is related to purchases that were made in the first nine months of 2021.  The Company’s investments are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN PORTFOLIO

Loans Held for Sale (LHFS)

The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At September 30, 2021, LHFS totaled $8.5 million, compared to $21.4 million at December 31, 2020.

Loans Held for Investment (LHFI)

LHFI, net of deferred fees and costs, were $2.929 billion at September 30, 2021, a decrease of $159.4 million, or 5.4%, from $3.088 billion at December 31, 2020.  The Company experienced a decrease in the commercial, financial, and agriculture loan portfolio related to PPP loans forgiven since December 31, 2020.  PPP loans were $87.1 million at September 30, 2021, a decrease of $152.6 million, or 63.7%, from $239.7 million at December 31, 2020.

As of September 30, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only.   At September 30, 2021, there were 2 loans for $4.9 million that were modified to defer principal and interest payments and 18 loans for $23.0 million that were modified from monthly principal and interest payments to interest only that were outstanding.  As of September 30, 2021, we have approximately 1,185 PPP loans approved through the SBA for $87.1 million outstanding.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	September 30, 2021 (1)		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial, financial and agriculture (2)	$449,098	15.2%	$579,443	18.6%
Commercial real estate	1,650,461	55.8%	1,652,993	52.9%
Consumer real estate	824,513	27.8%	850,206	27.2%
Consumer installment	36,847	1.2%	41,036	1.3%
Total loans	2,960,919	100%	3,123,678	100%
Allowance for credit losses	(32,418)		(35,820)
Net loans	$2,928,501		$3,087,858
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.
(2)Loan amount includes $87.1 million and $239.7 million in PPP loans at September 30, 2021 and December 31, 2020, respectively.

Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk.  As of September 30, 2021, management does not consider there to be any significant credit concentrations within the loan portfolio.  Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

NON-PERFORMING ASSETS

Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other OREO.  Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $25.0 million at September 30, 2021, a decrease of $8.8 million from December 31, 2020.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell.  Other real estate owned totaled $2.6 million at September 30, 2021 as compared to $5.8 million at December 31, 2020.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty.  At September 30, 2021, the Bank had $25.9 million in loans that were classified as TDRs, of which $10.6 million were performing as agreed with modified terms. At December 31, 2020, the Bank had $27.5 million in loans that were classified as TDRs of which $6.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of September 30, 2021, $15.3 million in loans categorized as TDRs were classified as non-performing as compared to $21.3 million at December 31, 2020.

The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted ($ in thousands):

	9/30/21 (1)	12/31/20
Nonaccrual Loans
Commercial, financial and agriculture	$228	$2,418
Commercial real estate	17,715	22,887
Consumer real estate	7,046	8,434
Consumer installment	23	35
Total Nonaccrual Loans	25,012	33,774

Other real-estate owned	2,580	5,802

Total NPAs	$27,592	$39,576
Performing TDRs	$10,621	$6,201
Past due 90 days or more and still accruing	$456	$2,692
Total NPA’s as a % of total loans & leases net of unearned income	0.9%	1.3%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.8%	1.1%
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.

NPAs totaled $27.6 million at September 30, 2021, compared to $39.6 million at December 31, 2020, a decrease of $12.0 million. The ACL/total loans ratio was 1.1% at September 30, 2021, and the ALLL/total loans ratio was 1.2% at December 31, 2020. The decrease in the ACL/total loans ratio is primarily attributable to the $3.8 million in net charge-offs recorded during the nine months ended September 30, 2021.  Total valuation accounting adjustments were $4.7 million on acquired loans at September 30, 2021.  The ratio of annualized net charge-offs (recoveries) to total loans was 0.005% for the quarter ended September 30, 2021 compared to 0.25% for the year ended December 31, 2020.

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2021, the Company adopted the ASC 326.  The FASB issued ASC 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses.  In accordance with ASC 326, the Company has developed an ACL methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Upon the adoption of ASC 326, the Company recorded a $397 thousand increase to the ACL.  At September 30, 2021, the ACL was $32.4 million, or 1.1% of LHFI, a decrease of $3.4 million, or 9.5% when compared to December 31, 2020.   The decrease is related to charge-offs taken on several loans during 2021 and was offset by a slight increase related to the ASC 326 transition entry.  At December 31, 2020, the allowance for loan losses was approximately $35.8 million, which was 1.2% of LHFI.

At September 30, 2021, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and nine months ended September 30, 2021 and the allowance for loan losses for the three and nine months ended September 30, 2020 ($ in thousands):

Allowance for Credit Losses
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/21	9/30/20	9/30/21	9/30/20
Average LHFI outstanding during period:	$2,983,771	$3,165,653	$3,040,818	$2,975,535
LHFI outstanding at end of period:	2,960,919	3,178,414	2,960,919	3,178,414
Allowance for Credit Losses:
Balance at beginning of period	$32,457	$28,064	$35,820	$13,908
ASC 326 adoption adjustment	—	—	397	—
Provision charged to expense	—	6,921	—	21,628
Charge-offs:
Commercial, financial and agriculture	142	78	1,618	342
Commercial real estate	59	769	3,066	1,165
Consumer real estate	19	55	282	151
Consumer installment	166	32	431	645
Total Charge-offs	386	934	5,397	2,303
Recoveries:
Commercial, financial and agriculture	57	37	382	137
Commercial real estate	180	18	473	379
Consumer real estate	39	17	276	180
Consumer installment	71	133	467	327
Total Recoveries	347	205	1,598	1,023
Net loan charge offs (recoveries)	39	729	3,799	1,280
Balance at end of period	$32,418	$34,256	$32,418	$34,256
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.0%	0.1%	0.2%	0.1%
ACL to LHFI at end of period	1.1%	1.1%	1.1%	1.1%
Net Loan Charge-offs (recoveries) to PCL	0.0%	10.5%	0.0%	5.9%

The Company recorded no provision for credit losses for the three and nine months ended September 30, 2021, compared to $6.9 million for the three months ended September 30, 2020 and $21.6 million for the nine months ended September 30, 2020.  The higher provision in 2020 was related to our estimates of probable incurred losses associated with COVID-19.  The improved macroeconomic outlook for 2021 and the Company’s ACL calculation under ASC 326 resulted in no further provision adjustment for the three and nine months ended September 30, 2021.

The following tables summarizes the ACL at September 30, 2021 and the allowance for loan and lease losses (“ALLL”) at December 31, 2020.

($ in thousands)	September 30, 2021	December 31, 2020
	Amount	Amount
Commercial, financial and agriculture	$3,825	$6,214
Commercial real estate	17,694	24,319
Consumer real estate	10,359	4,736
Consumer installment	540	551
Total	$32,418	$35,820

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES

On January 1, 2021, the Company adopted ASC 326.  The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBSC exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand.  The Company recorded no provision for credit losses on OBSC exposures for the three and nine months period ended September 30, 2021.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $113.2 million at September 30, 2021 and $137.7 million at December 31, 2020.  The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”).  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities decreased $5.3 million, or 19.1%, to $22.2 million at September 30, 2021 compared to $27.5 million at December 31, 2021.  The decrease is due to a reduction in FHLB stock. The Company’s net premises and equipment at September 30, 2021 was $116.9 million and $114.8 million at December 31, 2020; an increase of $2.1 million, or 1.8% for the first nine months of 2021.  Operating right-of-use assets at September 30, 2021, totaled $4.2 million compared to $6.0 million at December 31, 2020, a decrease of $1.8 million.  Financing right-of-use assets at September 30, 2021, totaled $2.5 million compared to $2.7 million at December 31, 2020, a decrease of $184 thousand.  Bank-owned life insurance at September 30, 2021 totaled $87.5 million compared to $73.7 million at December 31, 2020, an increase of $13.8 million. The majority of the increase was due to the purchase of $12.3 million in BOLI contracts in the first quarter of 2021.  Goodwill at September 30, 2021 remained unchanged at $156.9 million when compared to December 31, 2020.  Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $3.2 million to $27.6 million as of September 30, 2021, compared to $30.8 million at December 31, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  At September 30, 2021, management has determined that no impairment exists.

Other real estate owned decreased by $3.2 million, or 55.5%, to $2.6 million at September 30, 2021 as compared to December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $549.0 million at September 30, 2021 and $466.2 million at December 31, 2020, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 18.5% of gross loans at September 30, 2021 and 14.9% at December 31, 2020.  The Company also had undrawn similar standby letters of credit to customers totaling $11.8 million at September 30, 2021 and $15.7 million at December 31, 2020.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of September 30, 2021. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources.  The net availability on lines of credit from the FHLB totaled $1.470 billion at September 30, 2021.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2021, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $755.4 million of the Company’s investment balances, compared to $513.2 million at December 31, 2020.  Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.

The Company’s liquidity ratio as of September 30, 2021 was 34.1%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2021	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	62.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(10.0)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	52.5%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of September 30, 2021, cash and cash equivalents were $657.3 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $559.3 million at September 30, 2021.  Approximately $560.8 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $11.8 million similar letters of credit, at September 30, 2021.

Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.  During March 2020, in response to COVID-19, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent and extended terms to 90 days to enhance market liquidity and encourage use of the discount window.  In addition, the Federal Reserve announced it would begin quantitative easing, or large-scale asset purchases, consisting primarily of Treasury securities and mortgage-backed securities to stem the effects of the pandemic on the financial markets.  Failure to continue to contain the COVID-19 pandemic could cause a widespread liquidity crisis, and the availability of these funds or the options to sell securities currently held could be hindered.  The full impact and duration of COVID-19 on our business is unknown but if it continues to curtail economic activity, it could impact our ability to obtain funding and result in the reduction of or the cessation of dividends.

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

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates for the nine-month periods ended September 30, 2021 and 2020 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”  The Company implemented Deposit Reclassification at the beginning of 2020.  This program reclassifies non-interest bearing deposits and NOW deposit balances to money market accounts.  This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending.  At quarter-end September 30, 2021, $828.1 million in non-interest deposit balances and $854.0 million in NOW deposit accounts were reclassified as money market accounts.  A distribution of the Company’s deposits without reclassification showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	September 30, 2021		December 31, 2020
		Percent of		Percent of
($ in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$1,424,208	30.5%	$1,185,980	28.1%
NOW accounts and Other	1,524,935	32.6%	1,347,778	32.0%
Money Market accounts	758,724	16.3%	705,357	16.7%
Savings accounts	455,287	9.7%	395,116	9.4%
Time Deposits of less than $250,000	390,289	8.4%	218,418	5.2%
Time Deposits of $250,000 or more	119,098	2.5%	362,631	8.6%
Total deposits	$4,672,541	100%	$4,215,280	100%

As of September 30, 2021, deposits increased by $457.3 million, or 10.9% to $4.673 billion from $4.215 billion at December 31, 2020.  Transaction account balances were above normal as of September 30, 2021 due to PPP loan proceeds and the distribution of federal emergency stimulus funds.

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

Total non-deposit interest-bearing liabilities decreased by $114.6 million, or 44.2%, in the first nine months of 2021, due to a decrease in notes payable of $110.2 million to the FHLB and $4.4 million to First Horizon Bank.  As of September 30, 2021, junior subordinated debentures increased $58 thousand, net of issuance costs, to $144.7 million.  Subordinated debt is discussed more fully in the below Capital section of this report.

LEASE LIABILITIES

As of September 30, 2021, operating lease liabilities decreased $1.7 million, or 28.1% to $4.3 million from $6.0 million at December 31, 2020.  A majority of the decrease is related to a building lease that was terminated due to the Bank purchasing the facility.  Finance lease liabilities decreased $141 thousand, or 6.2% to $2.1 million from $2.3 million at December 31, 2020.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $5.6 million, or 22.2%, during the first nine months of 2021.  As of September 30, 2021, accrued interest payable decreased $758 thousand, or 35.5% to $1.4 million from $2.1 million at December 31, 2020.    Other accrued but unpaid expenses decreased $4.8 million, or 21.0% to $18.2 million at September 30, 2021. The decrease is related to a $4.4 million decrease in deferred taxes on AFS securities gains.

CAPITAL

At September 30, 2021, the Company had total shareholders’ equity of $668.7 million, comprised of $21.7 million in common stock, $18.9 million in treasury stock, $458.5 million in surplus, $193.8 million in undivided profits and $13.6 million in accumulated comprehensive income on available-for-sale securities. Total shareholders’ equity at the end of 2020 was $644.8 million.  The increase of $23.9 million, or 3.7%, in shareholders’ equity during the first nine months of 2021 is primarily comprised of capital added through net earnings of $48.4 million, and offset by $12.2 million decrease in accumulated comprehensive income for available-for-sale securities, treasury stock acquired of $5.2 million and $8.8 million in cash dividends paid.

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

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock.  Under the program, the Company may, but is not required to, from time to time repurchase up to $30 million in shares of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The Repurchase Program will have an expiration date of December 31, 2021.  The Company repurchased 165,623 shares for $5.2 million under the Repurchase Program in the first quarter of 2021.

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

			Minimum
	September 30,	December 31,	Required to be
Regulatory Capital Ratios The First, A National Banking Association	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio	16.9%	15.8%	6.5%
Tier 1 Capital Ratio	16.9%	15.8%	8.0%
Total Capital Ratio	17.9%	16.9%	10.0%
Tier 1 Leverage Ratio	10.8%	10.4%	5.0%

			Minimum
	September 30,	December 31,	Required to be
Regulatory Capital Ratios The First Bancshares, Inc.	2021	2020	Well Capitalized
Common Equity Tier 1 Capital Ratio*	14.1%	13.5%	N/A
Tier 1 Capital Ratio**	14.5%	14.0%	N/A
Total Capital Ratio	19.3%	19.1%	N/A
Tier 1 Leverage Ratio	9.2%	9.2%	N/A
*	The numerator does not include Preferred Stock and Trust Preferred.
**	The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2021 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2021, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at September 30, 2021 was $668.7 million, or approximately 12.1% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

On August 25, 2021, the Bank applied for the U.S. Department of the Treasury’s Emergency Capital Investment Program (“ECIP”) for up to $250.0 million in non-dilutive, low-cost Tier 1 perpetual preferred capital.  Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions to augment their efforts to support small businesses and consumers in their communities.  There can be no assurance that the Bank will be awarded capital under ECIP.

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

On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 412.6 basis points), payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events.

The Company had $144.7 million of subordinated debt, net of deferred issuance costs $2.2 million and unamortized fair value mark $817 thousand, at September 30, 2021, compared to $144.6 million, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020.

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain ratios derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income and total interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources.  Operating net earnings and diluted operating earnings per share exclude acquisition charges, gain on acquisition, loss on sale of premises and equipment, Treasury awards, and charitable contributions related to the Treasury awards.  Pre-tax, pre-provision operating earnings excludes acquisition charges, provision for credit losses, Treasury awards and gains, loss on sale of premises and equipment, and charitable contributions related to the Treasury awards.  Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. The most comparable GAAP measures to these measures are earnings per share, net interest income, earnings, total interest income, and average yield on investment securities, respectively.  These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income available to common shareholders	$16,132	$11,917	$48,376	$37,171
Effect of acquisition charges	5	238	5	3,273
Tax on acquisition charges	(1)	(61)	(1)	(743)
Gain on acquisition and loss on sale of premises and equipment	397	—	397	(7,643)
Tax on loss from the sale of premises and equipment	(100)	—	(100)	157
Treasury awards	(1,826)	—	(1,826)	—
Tax on Treasury awards	462	—	462	—
Contributions related to Treasury awards	1,400	—	1,400	—
Tax on Contributions related to Treasury awards	(354)	—	(354)	—
Net earnings available to common shareholders, operating	$16,115	$12,094	$48,359	$32,215

Diluted Operating Earnings per Share

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Diluted earnings per share	$0.76	$0.55	$2.28	$1.80
Effect of acquisition charges	—	0.01	—	0.16
Tax on acquisition charges	—	—	—	(0.03)
Effect of bargain purchase gain and loss on premises and equipment	0.02	—	0.02	(0.38)
Tax on loss from sale of premises and equipment	—	—	—	0.01
Effect of Treasury awards	(0.09)	—	(0.09)	—
Tax on Treasury awards	0.02	—	0.02	—
Effect on Contributions related to Treasury awards	0.07	—	0.07	—
Tax on Contributions related to Treasury awards	(0.02)	—	(0.02)	—
Diluted earnings per share, operating	$0.76	$0.56	$2.28	$1.56

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income	$40,028	$39,973	$117,307	$113,217
Tax exempt investment income	(1,905)	(1,877)	(5,748)	(4,985)
Taxable investment income	2,550	2,513	7,694	6,674
Net interest income, FTE	$40,673	$40,609	$119,253	$114,906

Average earning assets	$5,005,093	$4,537,157	$4,903,343	$4,147,736
Net interest margin, FTE	3.25%	3.58%	3.24%	3.69%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings before income taxes	$20,561	$14,910	$61,418	$44,092
Acquisition charges	5	238	5	3,273
Provision for credit losses	—	6,921	—	21,628
Loss on sale of premises and equipment	397	—	397	—
Treasury awards and gains	(1,826)	—	(1,826)	(7,643)
Charitable contributions related to Treasury awards	1,400	—	1,400	—
Pre-Tax, Pre-Provision Operating Earnings	$20,537	$22,069	$61,394	$61,350

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total interest income	$44,435	$46,337	$132,860	$133,734
Tax-exempt investment income	(1,905)	(1,877)	(5,748)	(4,985)
Taxable investment income	2,550	2,513	7,694	6,674
Total interest income, FTE	$45,080	$46,973	$134,806	$135,423

Yield on average earning assets, FTE	3.60%	4.14%	3.67%	4.35%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income investment securities	$6,938	$5,309	$18,389	$15,800
Tax-exempt investment income	(1,905)	(1,877)	(5,748)	(4,985)
Taxable investment income	2,550	2,513	7,694	6,674
Interest income investment securities, FTE	$7,583	$5,945	$20,335	$17,489

Average investment securities	$1,364,461	$957,718	$1,218,451	$883,303

Yield on investment securities, FTE	2.22%	2.48%	2.23%	2.64%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

September 30, 2021	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	11.2%	(20.0)%	25.7%	(40.0)%
Up 300 bps	9.9%	(15.0)%	23.3%	(30.0)%
Up 200 bps	7.7%	(10.0)%	18.5%	(20.0)%
Up 100 bps	4.4%	(5.0)%	10.8%	(10.0)%
Down 100 bps	(3.1)%	(5.0)%	(16.3)%	(10.0)%
Down 200 bps	(4.2)%	(10.0)%	(35.0)%	(20.0)%

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

September 30, 2021	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	132,668	134,268	138,501	144,549	149,211	152,167	153,943
Dollar Change	(5,833)	(4,233)		6,048	10,709	13,666	15,442
NII @ Risk - Sensitivity Y1	(4.2)%	(3.1)%		4.4%	7.7%	9.9%	11.2%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $5.8 million lower than in a stable interest rate scenario, for a negative variance of 4.2%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $10.7 million, or 7.7%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one-year cumulative GAP ratio is approximately 181.1%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2021, under different interest rate scenarios relative to a base case of current interest rates:

September 30, 2021	Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	729,025	939,878	1,122,239	1,243,566	1,329,343	1,384,087	1,410,164
Change in EVE from base	(393,214)	(182,361)		121,327	207,104	261,848	287,925
% Change	(35.0)%	(16.3)%		10.8%	18.5%	23.3%	25.7%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
November 9, 2021	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
November 9, 2021	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer