Form 10-K
period 2021-12-31
FIRST BANCSHARES INC /MS/
filed 2022-03-11
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ⌧ Accelerated filer ◻ Non-accelerated filer ◻  Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $751.5 million.

On March 3, 2022, the registrant had outstanding 20,485,830 shares of common stock.

Auditor Firm PCAOB ID: 686	Auditor Name: BKD, LLP	Auditor Location: Jackson, MS

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 19, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K. Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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

Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to, the following:

●	the negative impacts and disruptions resulting from the outbreak of Coronavirus Disease 2019 (“COVID-19”) on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events;
●	government or regulatory responses to the COVID-19 pandemic, including additional interest rate changes by the Federal Reserve, additional quarantines, or other regulations or laws enacted to counter the effects of the COVID-19 pandemic on the economy;
●	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

●	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;
●	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or layoffs, natural disasters, public health emergencies and international instability;
●	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s action with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”). Potential impacts from the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020, uncertainty relating to calculations of LIBOR and other regulatory responses to economic conditions;
●	changes in political conditions or the legislative or regulatory environment;
●	the adequacy of the level of our allowance for credit losses and the amount of credit loss provision required to replenish the allowance in future periods;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses through additional credit loss provisions or write-down of our assets;
●	the rate of delinquencies and amount of loans charged-off;
●	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
●	risks and uncertainties relating to not successfully integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
●	significant increases in competition in the banking and financial services industries;
●	changes in the securities markets;
●	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;

●	our ability to retain our existing customers, including our deposit relationships;
●	changes occurring in business conditions and inflation;
●	changes in technology or risks related to cybersecurity;
●	changes in deposit flows;
●	changes in accounting principles, policies, or guidelines, including the impact of the new current expected credit loss (“CECL”) standard;
●	our ability to maintain adequate internal control over financial reporting;
●	risks related to the continued use, availability and reliability of London Inter-Bank Offered Rate (“LIBOR”) and other “benchmark” rates; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2021, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS

BUSINESS OF THE COMPANY

Overview and History

The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First Bank (“The First”), formerly known as The First, A National Banking Association, headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered bank holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2021, The First operated 90 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.

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

On January 15, 2022, The First, then named The First, A National Banking Association, converted from a national banking association to a Mississippi state-chartered bank and changed its name to The First Bank.  The First Bank is now a member of the Federal Reserve System through the Federal Reserve Bank of Atlanta.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First Bank.

Human Capital Resources

At December 31, 2021, we employed 794 full-time equivalent employees spanning 5 states and 90 locations.

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

Market Areas

As of December 31, 2021, The First had 90 locations across Mississippi, Louisiana, Alabama, Florida and Georgia.

Recent Developments

On January 15, 2022, The First, then named The First, A National Banking Association, converted from a national banking association to a Mississippi state-chartered bank and changed its name to The First Bank.  The First is now a member of the Federal Reserve System through the Federal Reserve Bank of Atlanta.

On December 3, 2021, the Bank completed its acquisition of seven Cadence Bank, N.A. (“Cadence”) branches in Northeast Mississippi (the “Cadence Branches”).  In connection with the acquisition of the Cadence Branches, the Bank assumed $410.2 million in deposits, acquired $40.3 million in loans at fair value, acquired certain assets associated with the Cadence Branches at their book value, and paid a deposit premium of $1.0 million to Cadence.

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

We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet, and financial technology, or fintech companies. Recent technology advances and other changes have allowed parties to effect financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

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

SUPERVISION AND REGULATION

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and The First’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and The First, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or to The First. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and The First’s business, operations, and earnings.

We, The First, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.

Bank Holding Company Regulation

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act, as amended ("BHC Act"). As such, we are subject to comprehensive supervision, and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

Activity Limitations

Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks; and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The BHC Act was substantially amended through the Financial Services Modernization Act of 1999, commonly referred to as the Gramm-Leach Bliley Act, or the GLBA. The GLBA eliminated long-standing barriers to affiliations among banks, securities firms, insurance companies, and other financial services providers. A bank holding company whose subsidiary deposit institutions are "well capitalized" and "well managed" may elect to become a "financial holding company" and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These "financial in nature" activities include securities underwriting, dealing, and market making; organizing, sponsoring, and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. Generally, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. The Company is not a financial holding company.

Source of Strength Obligations

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank. The term "source of financial strength" means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as The First, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of The First, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to The First in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of The First would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The First is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions

The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Mississippi or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering.

Change in Control

Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any state member bank, such as The First. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and NASDAQ. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

Corporate Governance

The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and The First, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented by the banking agencies. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes

The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our Board of Directors.

Other Regulatory Matters

We are subject to oversight by the SEC, the PCAOB, NASDAQ and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

We and The First are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

The following is a brief description of the relevant provisions of these capital rules and their potential impact on our and The First’s capital levels.

We and The First are each subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain "high volatility" commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies (unless exempt) is 4%.

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or The First’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal bank regulatory agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.

To be well-capitalized, The First must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The First was well capitalized at December 31, 2021, and brokered deposits are not restricted.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to The First, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On October 29, 2019, the federal banking agencies issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the "Regulatory Relief Act"). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a "qualifying community banking organization" as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered "well-capitalized" so long as its CBLR is greater than 9%. The First has chosen not to opt into the CBLR at this time.

In 2021, our and The First’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and The First will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022. Certain regulatory capital ratios of the Company and The First, as of December 31, 2021, are shown in the following table:

	Capital Adequacy Ratios
		Regulatory	Minimum
		Minimums	Capital Required
	Regulatory	to be Well	Basel III Fully	The First
	Minimums	Capitalized	Phased-In	Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.5%	6.5%	7.0%	13.7%	16.6%
Tier 1 risk-based capital ratio	6.0%	8.0%	8.5%	14.1%	16.6%
Total risk-based capital ratio	8.0%	10.0%	10.5%	18.6%	17.4%
Leverage ratio	4.0%	5.0%	4.0%	9.2%	10.8%

Payment of Dividends

We are a legal entity separate and distinct from The First and our other subsidiaries. The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from The First. Various federal and state statutory provisions and regulations limit the amount of dividends that The First may pay.

In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider its and the Bank’s current and prospective capital, liquidity, and other needs. In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

In addition, we and The First are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Further, under Mississippi law, The First must obtain the non-objection of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend to the Company.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
●	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Regulation of the Bank

The First, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the Mississippi Department of Banking and Consumer Finance. As a member bank of the Federal Reserve System, The First is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded.

The deposits of The First are insured by the FDIC up to applicable limits, and, accordingly, The First is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over The First.

In addition, as discussed in more detail below, The First and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the CFPB. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.

Broadly, regulations applicable to The First include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by The First; requirements governing risk management practices; restrictions on the ability of institutions to guarantee its debt; and certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles.

Transactions with Affiliates and Insiders

The First is subject to restrictions on extensions of credit and certain other transactions between The First and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of The First’s capital and surplus, and all such transactions between The First Bank and the Company and all of its nonbank affiliates combined are limited to 20% of The First’s capital and surplus. Loans and other extensions of credit from The First to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between The First and the Company or any affiliate are required to be on an arm’s length basis.

Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as The First, to their directors, executive officers and principal shareholders.

Reserves

Federal Reserve rules require depository institutions, such as The First, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. Effective March 26, 2020, the Federal Reserve eliminated reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

FDIC Insurance Assessments and Depositor Preference

The First’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. The First is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:

●	the development of internal policies, procedures, and controls;
●	the designation of a compliance officer;
●	an ongoing employee training program;
●	an independent audit function to test the programs; and
●	identify and verify the identity of beneficial owners of legal entity customers.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.

Economic Sanctions

The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.

Community Reinvestment Act

The First is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of The First’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The First has a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy, Credit Reporting, and Data Security

The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. The First is subject to such standards, as well as standards for notifying customers in the event of a security breach. The First utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. We are also required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.

Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

Anti-Tying Restrictions

In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.

Consumer Regulation

Activities of The First are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

●	limit the interest and other charges collected or contracted for by The First, including rules respecting the terms of credit cards and of debit card overdrafts;
●	govern The First’s disclosures of credit terms to consumer borrowers;
●	require The First to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
●	prohibit The First from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
●	govern the manner in which The First may collect consumer debts; and
●	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation

The CFPB has issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers;  providing delinquent borrowers  access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID 19 pandemic emergency.

Non-Discrimination Policies

The First is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

The capital and credit markets are subject to volatility and disruption. Dramatic declines in the housing market in years past caused home prices to fall and increased foreclosures, unemployment and under-employment. These events, if they were to happen again, could negatively impact the credit performance of mortgage loans and result in significant write-downs of asset values, including government-sponsored entities as well as major commercial and investment banks. Market turmoil and tightening of credit could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence and widespread reduction of business activity. Generally, a worsening of these conditions would have an adverse effect on us and others in the financial institution industry, particularly in our real estate markets, as lower home prices and increased foreclosures would result in higher charge-offs and delinquencies.

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

We must maintain an appropriate allowance for credit losses.

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

On January 1, 2021, the Company adopted the ASC 326. The FASB issued ASC 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an allowance for credit losses (“ACL”) methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note B – Summary of Significant Accounting Policies in the notes to consolidated financial statements.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021.  In November 2020, the FCA announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but the publication of the remaining LIBOR offered rates will continue until June 20, 2023.  The Alternative Reference Rate Committee has announced secured overnight financing rate (“SOFR”) as its recommended alternative to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

As of December 31, 2021, approximately $55.3 million or 1.9% of our outstanding loans were indexed to 30-day, 90-day, and one-year LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language.

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

Continued increases in inflation could cause operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

Evaluation of investment securities for impairment involves subjective determinations and could materially impact our results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties, and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuers’ financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of impairments is based upon the Company’s quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

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

The Company and The First are subject to extensive regulation by various regulatory agencies, including the Federal Reserve Board, the FDIC, the Mississippi Department of Banking and Consumer Finance and the CFPB.  See Supervision and Regulation above for more information.  New regulations issued by these agencies may adversely affect our ability to carry on our business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect operations.

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

Some of our competitors have reduced or eliminated certain service charges on deposit accounts, including overdraft fees, and additional competitors may be willing to reduce or eliminate service or other fees in order to attract additional customers. If the Company chooses to reduce or eliminate certain categories of fees, including those related to deposit accounts, fee income related to these products and services would be reduced. If the Company chooses not to take such actions, we may be at a competitive disadvantage in attracting customers for certain fee producing products.

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

In addition, health emergencies, disease pandemics, acts of war or terrorism, trade policies and sanctions, including the repercussions of the attack by Russia on Ukraine, and other external events could cause disruption in our operations.  The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our business is susceptible to fraud.

Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses.

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

The novel coronavirus, COVID-19, has adversely affected our business, financial condition, results of operations and our liquidity, and the ultimate affect will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world, and will likely continue to have an impact for at least the near term. The pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade, supply chains and the labor market.  During the past two years, governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus packages, vaccine and mask mandates, and legislation designed to deliver monetary aid and other relief. At present, most restrictions on movement have been lifted and widely available vaccines have proved to be effective in improving the economic outlook.  As of December 31, 2021, economic conditions in our market area have returned close to pre-pandemic levels. Commercial activity has improved to levels close to those existing prior to the outbreak of the pandemic. While the overall outlook has improved based on the availability of the vaccine, the emergence of new variants of the virus have impeded the ability to fully resolve the pandemic and, as such, the risk of further economic disruptions and the possible reimplementation of business restrictions remains. Until the pandemic is fully controlled, the potential for adverse impact on our customers and the markets in which we operate and on our business, operations and financial condition is expected to remain elevated.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving NSF fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. During the first half 2021, we originated $111.5 million of additional PPP loans under the second round of PPP loans.  Furthermore, there has been litigation against banks related to their participation in the PPP and other government stimulus programs, the costs and effects of which could be material to us.

COVID-19 continues to present risks to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately 16% of our loan portfolio also includes exposure to sectors that have been and may continue to be subject to increased risk from the economic impact of COVID-19, including hotels, restaurants, retail, and direct energy.

As a result of the adverse impact of COVID-19 on our customers, we have faced and may continue to face a decrease in demand for certain products and disruptions in the operations of our customers’ vendors.  In addition, the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

The Federal Reserve lowered the primary credit rate by 50 and 100 basis points on March 3 and March 15, 2020, respectively, for a total of 150 basis points to a range of 0 percent to 0.25 percent to mitigate the economic effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit, which has continued into 2022. Prolonged duration of reduced interest rates could negatively impact our net interest income, margin and future profitability and have a material adverse effect on our financial results. In addition, increasing interest rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. The continued economic impact of COVID-19 may also impair the ability of our borrowers to make their monthly loan payments, which would result in increases in delinquencies, declining collateral values, defaults, foreclosures and other losses on our loans as well as impact our operations and business. A protracted COVID-19 pandemic could further negatively affect the carrying amount of our goodwill, indefinite-lived intangibles and long-lived assets and result in realized losses on our financial assets. In addition, a decline in consumer confidence also could result in lower loan originations and decreases in deposits. It is not possible to predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as many of our employees are required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. The increased reliance on remote access to information systems increases our exposure to potential cybersecurity breaches as well as the information systems of our vendors or business partners. Further, should a significant number of our employees be required to quarantine, the attention of the management team could be diverted and our overall workforce could be significantly reduced.

The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary.  See the section captioned “COVID-19 Impact” in Part II. Financial Information, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.

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

The Company completed the Southwest Georgia Financial Corporation (“SWG”) acquisition on April 2, 2020 and the acquisition of the Cadence Branches on December 3, 2021. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Cautionary Notice Regarding Forward-Looking Statements,” these factors include, among others:

●	actual or anticipated quarterly fluctuations in our operating results, financial condition or asset quality;
●	changes in financial estimates or the publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
●	failure to declare dividends on our common stock from time to time;
●	failure to meet analysts’ revenue or earnings estimates;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	fluctuations in the stock price and operating results of our competitors or other companies that investors deem comparable to us;
●	future sales of our common stock or other securities;
●	proposed or final regulatory changes or developments;
●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us;
●	reports in the press or investment community generally relating to our reputation or the financial services industry;
●	domestic and international economic and political factors unrelated to our performance;
●	general market conditions and, in particular, developments related to market conditions for the financial services industry;
●	adverse weather conditions, including floods, tornadoes and hurricanes;

●	public health emergencies, including disease pandemics; and
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

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

The principal source of funds from which we pay cash dividends are the dividends received from The First. Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay from The First. See “Item 1. Business – Regulation and Supervision” included herein for more information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 87 full service banking and financial service offices, one motor bank facility and two loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.

The following table sets forth banking office locations that are leased by the Company.

• Bayley’s Corner	• Ocean Springs
• Dauphin Island	• Panama City Beach
• Fairhope	• Pascagoula
• Hardy Court	• Pensacola Downtown
• Killern	• Spanish Fort
• Mary Esther	• Starkville University
• Metairie	• Tallahassee – Apalachee Parkway
• Niceville – 700 John Sims Parkway East	• Petal
• Niceville – 750 John Sims Parkway East

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

There were approximately 3,362 record holders of the Company’s common stock at March 3, 2022 and 20,485,830 shares outstanding.

Subject to the approval of the Board of Directors and applicable regulatory requirements, the Company expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of The First’s to pay dividends to the Company and the ability of the Company to pay dividends on its common stock is set forth in Part 1 – Item 1. Business – Supervision and Regulation of this report.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the quarter ended December 31, 2021.

				Total Number of
	Total			Shares Purchased as	Maximum Number of
	Number of		Average	Part of Publicly	Shares that May Yet
	Shares		Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased		Per Share	Programs	the Plans or Programs
October	—		$—	—	628,914
November	188		40.25	—	600,472
December	6,672		38.64	—	640,266
Total	6,860	(a)	$39.04	—
(a)	The 6,860 shares purchased in the 4th quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2016 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2021, 2020, and 2019. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. Financial Statements and Supplementary Data included elsewhere in this report.

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

As a result of the Company's immediate response to COVID-19, including loan modifications/payment deferral programs and the PPP, as well as acquisition and integration of SWG and Cadence Branches, and increased uncertainty related to certain judgments and estimates, the Company has elected to temporarily defer or suspend the application of one provision of U.S. Generally Accepted Accounting Principles (GAAP), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020. Sections 4013 and 4014 of the CARES Act provide the Company with temporary relief from troubled debt restructurings which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders.  Temporary relief was set to expire on the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022.  The Company adopted CECL as of January 1, 2021.

COVID-19 IMPACT

In March 2020, the World Health Organization recognized the novel COVID-19 as a pandemic. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These disruptions may result in a decline in demand for banking products or services, including loans and deposits, which could impact our future financial condition, result of operations and liquidity. The impacts of the COVID-19 pandemic on the economy and the banking industry are rapidly evolving and the future effects are unknown at this time. The Company is working to adapt to the changing environment and proactively plan for contingencies. To that end, the Company has and is taking steps to protect the health of our employees and to work with our customers experiencing difficulties as a result of this virus. The Company has many non-branch personnel working remotely. We have also been working through loan modifications and payment deferral programs to assist affected customers.

The pandemic has had and in some cases is continuing to have an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of December 31, 2021, the Company's aggregate outstanding exposure in these segments was $478.9 million, or 16.2% of total loans. While it is not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2 trillion stimulus package that is intended to provide relief to U.S businesses and consumers struggling as a result of the pandemic. A provision in the CARES Act includes a $349 billion fund for the creation of the PPP through the Small Business Administration ("SBA") and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll deductions evidencing their compliant use of funds and otherwise complying with the terms of the program. The PPP was amended in April of 2020 to include an additional $320 billion in funding. On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act of 2020 ("PPPFA") that amends the CARES Act. The PPPFA extended the covered period in which to use PPP loans, extended the forgiveness period from eight weeks to a maximum of 24 weeks and increased flexibility for small businesses that have had issues with rehiring employees and attempting to fill vacant positions due to COVID-19. The program reduced the proportion of proceeds that must be spent on payroll costs from 75% to 60%. In addition, the PPPFA also extended the payment deferral period for the PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender.

Section 4013 of the CARES Act, "Temporary Relief from Troubled Debt Restructurings," provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings ("TDRs") for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Loans that were current as of December 31, 2019 are not TDRs. In addition, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, "Troubled Debt Restructuring by Creditors." These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. We began receiving requests from our borrowers for loan and lease deferrals in March 2020. Payment modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90-180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. For the year ended December 31, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only. For the year ended December 31, 2021, we have approximately 419 PPP loans approved through the SBA for a balance of $41.1 million.

Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), which modified the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under “Part II – Item 8. Financial Statements and Supplementary Data – Note B – Summary of Significant Accounting Policies of this report.

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

In 2021, the Company elected to perform qualitative assessments, on a quarterly basis, to determine if it was more likely than not that the fair value of the reporting unit exceeded their carrying values. The qualitative assessments indicated that is was more likely than not that the fair value of the reporting unit exceeded it carrying value, resulting in no impairment. As a result, we do not believe there exists any impairment to goodwill and intangible assets or long-lived assets due to the COVID-19 pandemic. In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Overview

The First Bancshares, Inc. (the Company) was incorporated on June 23, 1995, and serves as a bank holding company for The First Bank (“The First”), formerly known as The First, A National Banking Association, located in Hattiesburg, Mississippi.  The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg.  Currently, the First has 90 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

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

Highlights for the year ended December 31, 2021 include:

●	During the first quarter of 2021, the Company adopted CECL methodology for estimating credit losses, effective January 1, 2021.
●	In year-over-year comparison, net income available to common shareholders increased $11.7 million, or 22.2%, from $52.5 million for the year ended December 31, 2020 to $64.2 million for the year ended December 31, 2021.
●	In year-over-year comparison, net interest income, excluding accretion income and PPP fee income increased $2.7 million, or 1.8%.
●	On December 3, 2021, the Company closed its acquisition of seven branches from Cadence Bank which included $40.5 million in loans and $410.2 million in deposits. The Company recorded a bargain purchase gain of $1.3 million related to this acquisition.

●	On December 14, 2021, the U.S. Department of Treasury informed the Company of its eligibility to receive $175.0 million of non-dilutive Tier 1 perpetual preferred capital under the Emergency Capital Investment Program (“ECIP”), subject to the Company’s acceptance of the final terms of the ECIP.
●	Subsequent to year end, on January 15, 2022, the Bank converted from a national banking association to a Mississippi state-chartered bank and became a member bank of the Federal Reserve System.

At December 31, 2021, the Company had approximately $6.077 billion in total assets, an increase of $924.7 million compared to $5.153 billion at December 31, 2020. Loans, including mortgage loans held for sale and net of the allowance for credit losses, decreased to $2.936 billion at December 31, 2021 from $3.109 billion at December 31, 2020. Deposits increased to $5.227 billion at December 31, 2021 from $4.215 billion at December 31, 2020. Stockholders’ equity increased to $676.2 million at December 31, 2021 from $644.8 million at December 31, 2020. The addition of the seven Cadence Bank branches during 2021 contributed, at acquisition, $412.9 million, $40.5 million and $410.2 million in assets, loans, and deposits, respectively.

The First (Bank only) reported net income of $73.9 million, $60.0 million and $51.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company reported consolidated net income available to common stockholders of $64.2 million, $52.5 million and $43.7 million, respectively. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations

The following is a summary of the results of operations for The First (Bank only) the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

	2021	2020	2019
Interest income	$176,735	$179,328	$148,503
Interest expense	12,306	21,071	21,805
Net interest income	164,429	158,257	126,698

Provision for credit losses	(1,104)	25,151	3,738

Net interest income after provision for loan losses	165,533	133,106	122,960

Non-interest income	37,362	40,984	25,885
Non-interest expense	108,791	100,966	82,750

Income tax expense	20,210	13,108	15,085

Net income	$73,894	$60,016	$51,010

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2021, 2020, and 2019 ($ in thousands):

	2021	2020	2019
Net interest income:
Net interest income of The First	$164,429	$158,257	$126,699
Interest expense	(7,365)	(5,573)	(4,893)
	$157,064	$152,684	$121,806

Net income available to common shareholders:
Net income of The First	$73,894	$60,016	$51,103
Net loss of the Company	(9,727)	(7,511)	(7,358)
	$64,167	$52,505	$43,745

Consolidated Net Income

The Company reported consolidated net income available to common stockholders of $64.2 million for the year ended December 31, 2021, compared to a consolidated net income of $52.5 million for the year ended December 31, 2020. The change in provision for credit loss expenses in year over year comparison accounted for $19.6 million, net of tax of the change. The Company recorded a bargain purchase gain and loss on sale of land of $674 thousand, net of tax for the year end December 31, 2021 compared to a bargain purchase and sale of land gains of $8.3 million, net of tax for the year ended December 31, 2020.

Net interest income increased $4.4 million in year-over-year comparison, primarily due to interest income earned on a higher volume of securities and a reduction in interest expense due to changes in rates. Non-interest income increased $2.3 million in year-over-year comparison excluding the gains mentioned above. Interchange fee income increased $2.1 million and the U.S. Treasury Rapid Response Program (“RRP”) grant of $1.4 million, net of tax accounted for the increase in year-over-year comparison. Non-interest expense was $114.6 million for the year ended December 31, 2021, an increase of $8.2 million as compared to the same period ended December 31, 2020. An increase of $4.6 million in salaries and employee benefits and an increase of $1.7 million in occupancy expense contributed to the increase.

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

Consolidated net interest income was approximately $157.1 million for the year ended December 31, 2021, as compared to $152.7 million for the year ended December 31, 2020. This increase was the direct result of higher volume of securities and a reduction in interest expense due to changes in rates during 2021 as compared to 2020. Average interest-bearing liabilities for the year 2021 were

$4.548 billion compared to $3.902 billion for the year 2020. At December 31, 2021, the fully tax equivalent (“FTE”) net interest spread, which is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.18% compared to 3.59% at December 31, 2020. Net interest margin, which is net interest income divided by average earning assets, was 3.21% for the year 2021 compared to 3.64% for the year 2020. At December 31, 2021, the FTE average yield on all earning assets decreased 66 basis points to 3.61% compared to 4.27% at December 31, 2020. Rates paid on average interest-bearing liabilities decreased to 0.43% for the year 2021 compared to 0.68% for the year 2020. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by Federal agencies. Average loans comprised 60.8% of average earnings assets for the year 2021 compared to 71.0% for the year 2020.

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

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2021			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expenses	Rate	Balance	Expenses	Rate	Balance	Expenses	Rate
Assets
Earning Assets
Loans (1)(2)	$3,019,605	$151,203	5.01%	$3,020,280	$157,564	5.22%	$2,341,202	$128,857	5.50%
Securities (4)	1,305,262	28,035	2.15%	917,858	23,747	2.59%	635,967	20,616	3.24%
Federal funds sold and interest bearing deposits with other banks (3)	642,042	121	0.02%	317,848	378	0.12%	84,171	264	0.31%
Total earning assets	4,966,909	179,359	3.61%	4,255,986	181,689	4.27%	3,061,340	149,737	4.89%
Other	526,877			523,412			401,614
Total assets	$5,493,786			$4,779,398			$3,462,954

Liabilities
Interest-bearing liabilities	$4,548,169	$19,681	0.43%	$3,901,797	$26,664	0.68%	$2,344,755	$26,723	1.14%
Demand deposits (1)	253,324			235,909			154,122
Other liabilities	34,827			34,582			505,376
Stockholders’ equity	657,466			607,110			458,701
Total liabilities and stockholders’ equity	$5,493,786			$4,779,398			$3,462,954

Net interest spread			3.18%			3.59%			3.75%
Net yield on interest-earning assets		$159,678	3.21%		$155,025	3.64%		$123,014	4.02%
(1)	All loans and deposits were made to borrowers or received from depositors in the United States. Includes nonaccrual loans of $28,013, $33,774, and $38,835 for the years ended December 31, 2021, 2020, and 2019, respectively. Loans include held for sale loans.
(2)	Includes loan fees of $17,138, $9,899, and $4,322 for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)	Includes Excess Balance Account-Mississippi National Banker’s Bank.
(4)	Fully tax equivalent yield assuming a 25.3% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2021 versus 2020			2020 versus 2019
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$(35)	$(6,246)	$(6,281)	$37,283	$(8,576)	$28,707
Securities (1)	9,949	(5,749)	4,200	9,122	(5,991)	3,131

Federal funds sold and interest bearing deposits with other banks	386	(635)	(249)	721	(607)	114
Total interest income	10,300	(12,630)	(2,330)	47,126	(15,174)	31,952
Interest-Bearing Liabilities
Interest-bearing transaction accounts	2,100	(3,746)	(1,646)	(1,202)	1,835	633
Money market accounts and savings	950	(2,757)	(1,807)	1,992	(1,901)	91
Time deposits	(1,267)	(2,836)	(4,103)	1,487	(2,345)	(858)
Borrowed funds	1,251	(678)	573	1,443	(1,368)	75
Total interest expense	3,034	(10,017)	(6,983)	3,720	(3,779)	(59)
Net interest income	$7,266	$(2,613)	$4,653	$43,406	$(11,395)	$32,011
(1)Fully tax equivalent yield assuming a 25.3% tax rate.

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

The following tables illustrate the Company’s consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2021, 2020, and 2019 ($ in thousands):

	December 31, 2021
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$147,728	$256,450	$404,178	$2,563,053	$2,967,231
Securities (2)	8,959	51,457	60,416	1,713,642	1,774,058
Funds sold and other	—	804,481	804,481	—	804,481
Total earning assets	$156,687	$1,112,388	$1,269,075	$4,276,695	$5,545,770
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,771,510	$1,771,510	$—	$1,771,510
Money market accounts	817,476	—	817,476	—	817,476
Savings deposits (1)	—	502,808	502,808	—	502,808
Time deposits	132,025	312,958	444,983	139,626	584,609
Total interest-bearing deposits	949,501	2,587,276	3,536,777	139,626	3,676,403
Total interest-bearing liabilities	949,501	2,587,276	3,536,777	139,626	3,676,403
Interest-sensitivity gap per period	$(792,814)	$(1,474,888)	$(2,267,702)	$4,137,069	$1,869,367
Cumulative gap at December 31, 2021	$(792,814)	$(2,267,702)	$(2,267,702)	$1,869,367	$1,867,367
Ratio of cumulative gap to total earning assets at December 31, 2021	(14.3)%	(40.9)%	(40.9)%	33.7%

	December 31, 2020
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$220,572	$222,176	$442,748	$2,702,362	$3,145,110
Securities (2)	9,211	24,012	33,223	1,016,434	1,049,657
Funds sold and other	—	424,870	424,870	—	424,870
Total earning assets	$229,783	$671,058	$900,841	$3,718,796	$4,619,637
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,347,778	$1,347,778	$—	$1,347,778
Money market accounts	705,357	—	705,357	—	705,357
Savings deposits (1)	—	395,116	395,116	—	395,116
Time deposits	116,796	303,571	420,367	160,682	581,049
Total interest-bearing deposits	822,153	2,046,465	2,868,618	160,682	3,029,300
Borrowed funds (3)	110,182	554	110,736	3,911	114,647
Total interest-bearing liabilities	932,335	2,047,019	2,979,354	164,593	3,143,947
Interest-sensitivity gap per period	$(702,552)	$(1,375,961)	$(2,078,513)	$3,554,203	$1,475,690
Cumulative gap at December 31, 2020	$(702,552)	$(2,078,513)	$(2,078,513)	$1,475,690	$860,789
Ratio of cumulative gap to total earning assets at December 31, 2020	(15.2)%	(45.0)%	(45.0)%	31.9%

	December 31, 2019
		After Three
	Within	Through	Within	Greater Than
	Three	Twelve	One	One Year or
	Months	Months	Year	Nonsensitive	Total
Assets
Earning Assets:
Loans	$179,998	$272,741	$452,739	$2,158,429	$2,611,168
Securities (2)	9,125	25,282	34,407	757,370	791,777
Funds sold and other	—	79,128	79,128	—	79,128
Total earning assets	$189,123	$377,151	$566,274	$2,915,799	$3,482,073
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$941,597	$941,597	$—	$941,597
Money market accounts	462,810	—	462,810	—	462,810
Savings deposits (1)	—	287,200	287,200	—	287,200
Time deposits	123,978	378,170	502,148	159,570	661,718
Total interest-bearing deposits	586,788	1,606,967	2,193,755	159,570	2,353,325
Borrowed funds (3)	207,965	1,000	208,965	5,354	214,319
Total interest-bearing liabilities	794,753	1,607,967	2,402,720	164,924	2,567,644
Interest-sensitivity gap per period	$(605,630)	$(1,230,816)	$(1,836,446)	$2,750,875	$914,429
Cumulative gap at December 31, 2019	$(605,630)	$(1,836,466)	$(1,836,446)	$914,429	$914,429
Ratio of cumulative gap to total earning assets at December 31, 2019	(17.4)%	(52.7)%	(52.7)%	26.3%
(1)	NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are fairly stable. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.
(2)	Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)	Does not include subordinated debentures of $144,726, $144,592, $80,678 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity:

December 31, 2021

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change	Bank	% Change	Bank
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	11.3%	(20.0)%	20.0%	(40.0)%
Up 300 bps	10.2%	(15.0)%	18.9%	(30.0)%
Up 200 bps	8.1%	(10.0)%	15.5%	(20.0)%
Up 100 bps	4.7%	(5.0)%	9.4%	(10.0)%
Down 100 bps	(3.3)%	(5.0)%	(15.0)%	(10.0)%
Down 200 bps	(4.6)%	(10.0)%	(34.2)%	(20.0)%

December 31, 2020

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	14.7%	(20.0)%	36.5%	(40.0)%
Up 300 bps	12.4%	(15.0)%	31.9%	(30.0)%
Up 200 bps	9.2%	(10.0)%	24.6%	(20.0)%
Up 100 bps	5.1%	(5.0)%	14.1%	(10.0)%
Down 100 bps	(2.1)%	(5.0)%	(19.7)%	(10.0)%
Down 200 bps	(3.0)%	(10.0)%	(31.2)%	(20.0)%

December 31, 2019

	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	0.7%	(20.0)%	21.3%	(40.0)%
Up 300 bps	2.1%	(15.0)%	19.9%	(30.0)%
Up 200 bps	2.3%	(10.0)%	16.3%	(20.0)%
Up 100 bps	1.6%	(5.0)%	9.8%	(10.0)%
Down 100 bps	(3.0)%	(5.0)%	(6.4)%	(10.0)%
Down 200 bps	(5.1)%	(10.0)%	0.1%	(20.0)%

Allowance and Provision for Credit Losses

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note B – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a complete description of the Company’s methodology and the quantitative and qualitative factors included in the calculation.

Upon the adoption of ASC 326, the Company recorded a $397 thousand increase to the ACL. At December 31, 2021, the ACL was $30.7 million, or 1.0% of LHFI, a decrease of $5.1 million, or 14.2% when compared to December 31, 2020. The decrease is related to charge-offs taken on several loans during 2021 and was offset by a slight increase related to the ASC 326 transition entry. At December 31, 2020, the allowance for loan losses was approximately $35.8 million, which was 1.2% of LHFI. The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for credit losses was a negative $1.1 million for the year ended December 31, 2021 and the provision for loan losses was $25.2 million for the year ended December 31, 2020, and $3.7 million for the year ended December 31, 2019. The improved macroeconomic outlook for 2021 and the Company’s ACL calculation under ASC 326 resulted in a negative provision for 2021. The $21.4 million increase in 2020 was related to our estimates of probable incurred losses associated with COVID-19 pandemic.

At December 31, 2021, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.  During the first quarter of 2020, the World Health Organization declared the spread of the COVID-19 virus to be a global pandemic. That has caused significant disruptions to the U.S. economy across all industries.  With the number of diagnosed cases of the virus rising throughout the year, it is still impossible to foresee how long the pandemic will last and what effect it will have on the economy, or to what extent this crisis will impact the Company.  All available industry statistics and trends, as well as internal tracking of loan repayment ability and payment forgiveness across the portfolio is being analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration. This ongoing analysis of the possibility of increasing credit losses resulted in the need for additional provision expense in 2020.   If economic conditions worsen, further funding to the allowance may be required in future periods.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures

On January 1, 2021, the Company adopted ASC 326. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit (“OBSC”) exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand.  For the year ended December 31, 2021, the Company recorded a $352 thousand provision for credit losses on OBSC exposures.

Non-Performing Assets

A loan is placed on non-accrual and the accrual of interest discontinued, when based on all available information and events, it displays characteristics causing management to determine that the collection of all principal, interest, and other related fees due according to the contractual terms of the loan agreement is not probable. Also identified along with these loans in nonaccrual status, are loans determined by management to be labelled as “troubled debt restructure” based on regulatory guidance, as well as loans 90 days or greater past due and still accruing interest.

Once these loans are identified, they are evaluated to determine whether the ultimate repayment source will be liquidation of collateral or some future source of cash flow. If the only source of repayment will come from the liquidation of collateral, they are analyzed and documented as to whether any impairment exists. This method considers collateral exposure, as well as all expected expenses related to the disposal of the collateral. If there is any impairment, specific allowances for these loans are then accounted for on a per loan basis. Loans that are identified as criticized or classified based on unsatisfactory repayment performance, or other evidence of deteriorating credit quality, are not reviewed until they meet one of the three criteria described above.

Total nonaccrual loans at December 31, 2021, were $28.0 million, a decrease of $5.8 million compared to $33.8 million at December 31, 2020. A majority of the decrease is related to charge-offs of $4.8 million during 2021. Management believes these relationships were adequately reserved at December 31, 2021. Restructured loans not reported as past due or nonaccrual at December 31, 2021 totaled $5.2 million. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not meet the standard of a non-performing asset as outlined by regulatory guidance. These loans may or may not be current as to principal and interest repayment, but they still possess some asset quality characteristics that give management a reason to believe that repayment in full under the contractual terms of the agreement are possible. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses. At December 31, 2021 and 2020, The First had potential problem loans of $154.8 million and $161.7 million, respectively. The decrease of $6.9 million during 2021 was largely attributable to the related charge-offs mentioned above.

Summary of Loan Loss Experience

Consolidated Allowance for Credit Losses

	Years Ended December 31,
($in thousands)	2021 (1)		2020
Average LHFI outstanding	$3,019,605		$3,020,280
Loans outstanding at year end, including LHFS	$2,967,231		$3,145,110

Total nonaccrual loans	$28,013		$33,774

Beginning balance of allowance	$35,820		$13,908
Impact of ASC 326 adoption on non-PCD loans	(718)		—
Impact of ASC 326 adoption on PCD loans	1,115		—
Loans charged-off	(6,213)		(4,479)
Total recoveries	2,194		1,240
Net loans (charged-off) recoveries	(4,019)		(3,239)
Provision for credit losses (2)	(1,456)		25,151
Balance at year end	$30,742		$35,820

Net charge-offs to average loans	0.13%		0.11%
Allowance as percent of total loans	1.04%		1.14%
Nonaccrual loans as a percentage of total loans	0.94%		1.07%
Allowance as a multiple of nonaccrual loans	1.10	X	1.06	X
(1)	Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.
(2)

The negative provision of $1.1 million for credit losses on the consolidated statements of income includes a $1.5 million negative loan loss provision and a $352 thousand provision for OBSC exposures for the year ended December 31, 2021.

At December 31, 2021, allowance as of percent of total loans decreased 0.10% to 1.04% when compared to 1.14% at December 31, 2020. The decrease is attributed to the $1.5 million in negative credit loss and a $177.9 million decrease in loans outstanding at year end compared the year end 2020. At December 31, 2021, nonaccrual loans as a percentage of total loans decreased 0.13% to 0.94% when compared to 1.07% at December 31, 2020. The decrease is attributed to a $5.8 million decrease in nonaccrual loans and a decrease in loans outstanding mentioned above.

At December 31, 2021, the components of the ACL consisted of the following ($ in thousands):

Allowance
Allocated:
Collateral dependent loans	$6
Loans collectively evaluated	30,736
Total	$30,742

Loan collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for loan losses for the years 2021 and 2020 ($ in thousands):

	Analysis of the Allowance for Credit Losses
	2021 (1)	2020
Balance at beginning of period	$35,820	$13,908
Impact of ASC 326 adoption on non-PCD loans	(718)	—
Impact of ASC 326 adoption on PCD loans	1,115	—
Loans charged-off:
Commercial, financial and agriculture	(1,662)	(1,496)
Commercial real estate	(3,523)	(2,256)
Consumer real estate	(473)	(280)
Consumer installment	(555)	(447)
Total	(6,213)	(4,479)
Recoveries on loans previously charged-off:
Commercial, financial and agriculture	433	169
Commercial real estate	888	418
Consumer real estate	311	251
Consumer installment	562	402
Total	2,194	1,240
Net (charge-offs) recoveries	(4,019)	(3,239)
Provision for credit losses (2)	(1,456)	25,151
Balance at end of period	$30,742	$35,820

(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.

(2)The negative provision of $1.1 million for credit losses on the consolidated statements of income includes a $1.5 million negative loan loss provision and a $352 thousand provision for OBSC exposures for the year ended December 31, 2021.

The following tables represents how the ACL is allocated to a particular loan type as well as the percentage of the category to total gross loans at December 31, 2021 and 2020 ($ in thousands):

Allocation of the Allowance for Credit Losses

	December 31, 2021 (1)		December 31, 2020

		% of loans in		% of loans in
		each category to		each category to
	Amount	total gross loans	Amount	total gross loans
Commercial, financial and agriculture	$4,873	13.4%	$6,214	18.6%
Commercial real estate	17,552	57.0%	24,319	52.9%
Consumer real estate	7,889	28.3%	4,736	27.2%
Consumer installment	428	1.3%	551	1.3%
Total loans	$30,742	100%	$35,820	100%

(1)  Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP.

Non-interest Income

The Company's primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.

Non-interest income was $37.5 million at December 31, 2021, a decrease of $4.4 million or 10.5% compared to December 31, 2020. The decrease includes a $7.6 million decrease in the bargain purchase gain and loss on the sale of land, a decrease in mortgage income of $1.6 million, an increase of $1.1 million in other income and an increase in interchange fees of $2.1 million. Non-interest income was $41.9 million at December 31, 2020, an increase of $14.9 million or 55.4% compared to December 31, 2019. The increase includes an $8.3 million, net of tax, bargain purchase gain and sale of land, an increase in mortgage income of $4.5 million and an increase in interchange fee income of $1.4 million.

Non-interest Expense

Non-interest expense was $114.6 million for the year ended December 31, 2021, an increase of $8.2 million, or 7.7% in year-over-year comparison. An increase of $4.6 million in salaries and employee benefits and an increase of $1.7 million in occupancy expense contributed to the increase. Non-interest expense was $106.3 million for the year ended December 31, 2020, an increase of $17.8 million compared to December 31, 2019, of which $12.3 million is related to the operations of FFB and SWG. The remaining increase of $5.5 million in expenses are related to increases in salaries and employee benefits of $6.3 million and increases in occupancy of $386 thousand. Other expenses decreased $1.2 million in the year-over-year comparison.

The following table sets forth the primary components of non-interest expense for the periods indicated ($ in thousands):

Non-interest Expense

	Years ended December 31,
	2021	2020	2019
Salaries and employee benefits	$65,856	$61,230	$47,016
Occupancy	12,713	11,282	8,775
Furniture and equipment	2,848	2,551	2,021
Supplies and printing	903	925	798
Professional and consulting fees	4,035	3,897	3,558
Marketing and public relations	615	512	859
FDIC and OCC assessments	2,074	1,351	632
ATM expense	3,623	3,042	2,794
Bank communications	1,754	2,028	1,779
Data processing	1,578	1,137	898
Acquisition expense/charter conversion	1,607	3,315	6,275
Other	16,953	15,071	13,164
Total	$114,559	$106,341	$88,569

Amounts previously reported have been adjusted to reflect the breakout of acquisition expenses. Total non-interest expense did not change.

Income Tax Expense

Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $16.9 million for the year ended December 31, 2021, $10.6 million for the year ended December 31, 2020 and $12.7 million for the year ended December 31, 2019. The Company’s effective income tax rate was 20.9%, 16.8% and 22.5% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owed life insurance, and certain merger related expenses. The increase in the Company’s effective rate for 2021 compared 2020 was primarily due to the $6.9 million, non-taxable, decrease in the bargain purchase gain. The reduction in the Company’s effective rate for 2020 compared to 2019 was primarily due to the $7.8 million, non-taxable, bargain purchase gain related to the SWG acquisition and the CARES Act that was signed into law on March 27, 2020. The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. Income taxes are discussed more fully under Note K – Income Tax of this report.

Analysis of Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2021, 2020, and 2019, respectively, average loans accounted for 60.8%, 71.0% and 76.5% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans, excluding mortgage loans held for sale, averaged $3.020 billion during 2021 and $3.020 billion during 2020, as compared to $2.341 billion during 2019.

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

The following table sets forth the Company’s commercial and construction real estate loans maturing within specified intervals at December 31, 2021 ($ in thousands):

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		After One,	After Five but	After
	Due in One	but Within	Within	Fifteen
	Year or Less	Five Years	Fifteen Years	Years	Total
Commercial, financial and agricultural	$71,956	$214,425	$98,085	$13,050	$397,516
Commercial real estate	201,862	691,530	740,376	49,928	1,683,696
Consumer real estate	116,171	216,431	158,409	347,644	838,655
Consumer installment	6,511	29,960	3,215	—	39,686
Total	$396,500	$1,152,346	$1,000,085	$410,622	$2,959,553

Loans with fixed interest rates:
Commercial, financial and agricultural	$33,758	$185,175	$86,898	$10,074	$315,905
Commercial real estate	166,961	608,138	531,056	2,943	1,309,098
Consumer real estate	82,769	136,788	98,521	70,407	388,485
Consumer installment	5,534	28,157	3,049	—	36,740
Total	$289,022	$958,258	$719,524	$83,424	$2,050,228

Loans with floating interest rates:
Commercial, financial and agricultural	$38,198	$29,250	$11,187	$2,976	$81,611
Commercial real estate	34,901	83,392	209,320	46,985	374,598
Consumer real estate	33,402	79,643	59,888	277,237	450,170
Consumer installment	977	1,803	166	—	2,946
Total	$107,478	$194,088	$280,561	$327,198	$909,325

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the Company’s total earning assets. Total securities averaged $1.305 billion in 2021, as compared to $917.9 million in 2020, and $636.0 million in 2019. This represents 26.3%, 21.6%, and 20.8% of the average earning assets for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, investment securities, including equity securities, were $1.774 billion and represented 29.6% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The

Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.

Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $642.0 million in 2021, $317.8 million in 2020, and $84.2 million in 2019. There were no federal funds sold at December 31, 2021, 2020, and 2019. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits

Deposits. Average total deposits at December 31, 2021 were $4.631 billion, an increase of $713.7 thousand, or 18.2% compared to 2020. Average total deposits at December 31, 2020 were $3.918 billion, an increase of $1.118 billion, or 39.9% compared to $2.799 billion in 2019. At December 31, 2021, total deposits were $5.227 billion, compared to $4.215 billion at December 31, 2020, an increase of $1.012 billion, or 24.0%, and $3.077 billion at December 31, 2019. Deposits of $410.2 million were acquired in 2021 with the acquisition of the Cadence branches. Deposits of $476.1 million were acquired in 2020 with the acquisition of SWG. Deposits of $686.4 million were acquired in 2019 with the acquisitions of FPB and FFB.

The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest-bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At December 31, 2021, $794.3 million in non-interest deposit balances and $1.032 billion in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s deposits with reclassification showing the average balances of deposits by type and weighted-average rates paid during the years presented ($ in thousands):

	December 31,
	2021		2020		2019
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
Non-interest-bearing accounts	$253,324		$235,909		$154,122
Interest bearing deposits:
NOW accounts and other	1,529,293	0.48%	1,261,264	0.70%	958,226	0.85%
Money market accounts	1,870,156	0.08%	1,421,922	0.24%	864,041	0.37%
Savings accounts	440,977	0.03%	346,612	0.05%	268,426	0.06%
Time deposits	537,538	0.57%	651,887	1.08%	554,543	1.43%
Total interest-bearing deposits	4,377,964	0.27%	3,681,685	0.53%	2,645,236	0.74%
Total deposits	$4,631,288	0.26%	$3,917,594	0.50%	$2,799,358	0.70%

Average deposits increased $738.4 million, or 18.7%, in 2021 compared to 2020. The most significant growth during 2021 compared to 2020 was in money market accounts. The average cost of interest-bearing deposits and total deposits was 0.27% and 0.26% during 2021 compared to 0.53% and 0.49% in 2020. The decrease in the average cost of interest-bearing deposit during 2021 compared to 2020 was related to lower average interest rates paid on most of our interest-bearing deposit products as a result of lower average market interest rates.

The Company’s loan-to-deposit ratio, which excludes mortgage loans held for sale, was 56.6% at December 31, 2021, 74.1% at December 31, 2020 and 84.5% at December 31, 2019.  The loan-to-deposit ratio averaged 65.2% during 2021.  Core deposits, which exclude time deposits of $250,000 or more in 2021 and time deposits of $100,000 or more in 2020 and 2019, provide a relatively stable funding source for the Company's loan portfolio and other earning assets.  The Company's core deposits were $4.504 billion at December 31, 2021, $3.853 billion at December 31, 2020, and $2.650 billion at December 31, 2019. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.  The Company has purchased brokered deposits from time to time to help fund loan growth.  Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits.  Further, brokered deposit customers typically do not have loan or other relationships with the Company.  The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits.  Transaction account balances were above normal as of December 31, 2020, due to PPP loan proceeds.

Maturities of Certificates of Deposit

of $250,000 or More

After Six
		After Three	Through
	Within Three	Through Six	Twelve	After Twelve
($ in thousands)	Months	Months	Months	Months	Total
December 31, 2021	$29,695	$34,282	$40,104	$37,399	$141,480

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2021, advances from the FHLB totaled $0 compared to $110.0 million at December 31, 2020 and $206.3 million at December 31, 2019. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were $0, $0 and $2.7 million federal funds purchased at December 31, 2021, 2020, and 2019, respectively. As part of the FFB acquisition, the Company assumed two loans in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest are payable quarterly at rates ranging from 3.80% - 4.10%. In 2021, the Company repaid the two loans acquired from the FFB acquisition.

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

The Company had $144.7 million of subordinated debt, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021, compared to $144.6 million, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2021, 2020 and 2019.

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

On December 14, 2021, the U.S. Department of Treasury informed the Company of its eligibility to receive $175.0 million of non-dilutive Tier 1 perpetual preferred capital under the ECIP. Established by the Consolidated Appropriations Act of 2021, the ECIP was created to encourage low-and moderate-income community financial institutions to augment their efforts to support small businesses and consumers in their communities.

Analysis of Capital

			Minimum
			Capital
			Required
			Basel III
	Adequately	Well	Fully	The Company			The First
Capital Ratios	Capitalized	Capitalized	Phased In	December 31,			December 31,
				2021	2020	2019	2021	2020	2019
Leverage	4.0%	5.0%	7.0%	9.2%	9.2%	10.3%	10.8%	10.4%	11.8%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	7.0%	13.7%	13.5%	12.5%	16.6%	15.8%	15.1%
Tier 1	6.0%	8.0%	8.5%	14.1%	14.0%	13.0%	16.6%	15.8%	15.1%
Total	8.0%	10.0%	10.5%	18.6%	19.1%	15.8%	17.4%	16.9%	15.6%

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

The Company’s federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $642.0 million during the year ended December 31, 2021 and averaged $317.8 million at December 31, 2020. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2021, advances available totaled approximately $1.478 billion, of which $5.2 million had been drawn, or used for letters of credit.

As of December 31, 2021, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $985.4 million of the Company’s investment balances, compared to $513.2 million at December 31, 2020. The increase in unpledged debt securities from December 2021 compared to December 2020 is primarily due to an increase in acquired deposits. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2021 was 41.1%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2021	Policy Maximum
Loans to Deposits (including FHLB advances)	55.8%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(14.6)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	48.5%	90.0%	In Policy

	December 31, 2020	Policy Maximum
Loans to Deposits (including FHLB advances)	70.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(4.4)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.1%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	54.9%	90.0%	In Policy

	December 31, 2019	Policy Maximum
Loans to Deposits (including FHLB advances)	79.2%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.9%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.1%	10.0%	In Policy
FHLB Advances / Total Assets	5.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	56.5%	90.0%	In Policy

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

On May 7, 2020, the Company announced the renewal of its share repurchase program that previously expired on December 31, 2019. Under the program, the Company could from time to time repurchase up to $15 million in shares of its common stock in any manner determined appropriate by the Company's management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and depended on a number of factors, including the market price of the Company's common stock, general market and economic conditions, and applicable legal and regulatory requirements. The renewed share repurchase program expired on December 31, 2020. The Company repurchased 289,302 shares in 2020 pursuant to the program.

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “2021 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock.  Under the program, the Company could, but is not required to, from time to time repurchase up $30 million of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was be determined by management at is discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The 2021 Repurchase Program expired on December 31, 2021.  The Company repurchased 165,623 shares in 2021 pursuant to the 2021 Repurchase Program.

On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021.  Under the renewed 2021 Repurchase Program, the Company could from time to time repurchase up to an aggregate of $30 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount.

On March 9, 2022, the Company announced that its Board of Directors has authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2020 calendar year.  Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The 2022 Repurchase Program will have an expiration date of December 31, 2022.

Commitments and Contractual Obligations

The following table presents, as of December 31, 2021, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

			After One	After Three
	Note	Within One	But Within	But Within	After Five
($ in thousands)	Reference	Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	G	$4,642,175	$—	$—	$—	$4,642,175
Time deposits	G	444,983	105,481	23,840	10,305	584,609
Lease obligations	I	1,346	2,261	1,480	1,199	6,286
Trust preferred subordinated debentures	N	—	—	—	15,850	15,850
Subordinated note purchase agreement	N	—	—	—	128,876	128,876
Total Contractual obligations		$5,088,504	$107,742	$25,320	$156,230	$5,377,796

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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100-basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2021, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2021	Net Interest Income at Risk – Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	137,418	139,280	144,009	150,739	155,719	158,649	160,275
Dollar Change	(6,591)	(4,729)		6,730	11,710	14,640	16,266
NII @ Year 1	(4.6)%	(3.3)%		4.7%	8.1%	10.2%	11.3%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $6.6 million lower than in a stable interest rate scenario, for a negative variance of 4.6%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely increase by $11.7 million, or 8.1%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.

The Company’s one-year cumulative GAP ratio was approximately 164.5% at December 31, 2021, 211.7% at December 31, 2020 and 151.9% at December 31, 2019. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year.

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

	December 31, 2021 - Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	818,527	1,057,506	1,243,831	1,360,616	1,436,669	1,478,980	1,492,421
Change in EVE from base	(425,304)	(186,325)		116,785	192,838	235,149	248,590
% Change	(34.2)%	(15.0)%		9.4%	15.5%	18.9%	20.0%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

	December 31, 2020 - Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	663,134	774,745	964,302	1,100,056	1,201,063	1,272,207	1,316,039
Change in EVE from base	(301,168)	(189,557)		135,754	236,761	307,905	351,737
% Change	(31.2)%	(19.7)%		14.1%	24.6%	31.9%	36.5%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The First Bancshares, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note B to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2021 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, the allowance for credit losses is considered a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $2.97 billion as of December 31, 2021 and the allowance for credit losses on loans was $30.7 million. The Company’s unfunded loan commitments totaled $537 million, with an allowance for credit loss of $1.1 million. The Company’s available-for-sale securities portfolio totaled $1.8 billion as of December 31, 2021, and the allowance for credit losses on securities was $0. Together these amounts represent the allowance for credit losses (“ACL”).

As more fully described in Notes B, D, E and Q to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.

The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL.

We identified the ACL at December 31, 2021, as well as at the January 1, 2021 adoption date of Topic 326, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.

The primary procedures we performed at initial adoption of Topic 326 and as of December 31, 2021, to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for credit losses including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review and disclosure controls over the allowance for credit losses;
●	Testing of completeness and accuracy of the information utilized in the allowance for credit losses;
●	Testing the allowance for credit losses model’s computational accuracy;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

●	Testing the loan review function and evaluating the accuracy of loan credit ratings:
●	Evaluating the reasonableness of specific allowances on individually evaluated loans
●	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
●	Evaluating the disclosures in the consolidated financial statements

/s/ BKD, LLP

We have served as the Company’s auditor since 2021.

Jackson, Mississippi

March 11, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of The First Bancshares

Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company's auditor from 2018 to 2021.

Atlanta, Georgia

March 12, 2021

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

($ in thousands except per share data)

	2021	2020
ASSETS
Cash and due from banks	$115,232	$137,684
Interest-bearing deposits with banks	804,481	424,870
Total cash and cash equivalents	919,713	562,554
Debt securities available-for-sale securities, at fair value	1,751,832	1,022,182
Other securities	22,226	27,475
Total securities	1,774,058	1,049,657
Loans held for sale	7,678	21,432
Loans, net of ACL of $30,742 in 2021 and ALLL $35,820 in 2020 (1)	2,928,811	3,087,858
Interest receivable	23,256	26,344
Premises and equipment	125,959	114,823
Operating lease right-of-use assets	4,095	5,969
Finance lease right-of-use assets	2,394	2,658
Cash surrender value of life insurance	87,420	73,732
Goodwill	156,663	156,944
Other real estate owned	2,565	5,802
Other assets	44,802	44,987
Total assets	$6,077,414	$5,152,760
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$756,118	$571,079
Interest-bearing	4,470,666	3,644,201
Total deposits	5,226,784	4,215,280
Interest payable	1,711	2,134
Borrowed funds	—	114,647
Subordinated debentures	144,726	144,592
Operating lease liabilities	4,192	6,031
Finance lease liabilities	2,094	2,281
Allowance for credit losses on off-balance sheet credit exposures (1)	1,070	—
Other liabilities	20,665	22,980
Total liabilities	5,401,242	4,507,945
Stockholders’ Equity:
Common stock, par value $1 per share: 40,000,000 shares authorized;21,668,644 shares issued in 2021, 40,000,000 shares authorized and 21,598,993 shares issued in 2020, respectively	21,669	21,599
Additional paid-in capital	459,228	456,919
Retained earnings	206,228	154,241
Accumulated other comprehensive income	7,978	25,816
Treasury stock, at cost (649,607 shares - 2021; 483,984 shares - 2020)	(18,931)	(13,760)
Total stockholders' equity	676,172	644,815
Total liabilities and stockholders' equity	$6,077,414	$5,152,760
(1)	– Beginning January 1, 2022, ACL is based on current expected credit loss methodology. Prior to January 1, 2021, ALLL was based on incurred loss methodology.

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in thousands, except per share amount)

	2021	2020	2019
INTEREST INCOME
Interest and fees on loans	$151,203	$157,564	$128,858
Interest and dividends on securities:
Taxable interest and dividends	16,685	13,961	14,244
Tax-exempt interest	7,721	6,913	3,566
Interest on federal funds sold	—	8	7
Interest on deposits in banks	1,136	902	1,854
Total interest income	176,745	179,348	148,529

INTEREST EXPENSE
Interest on deposits	12,062	19,608	19,763
Interest on borrowed funds	7,619	7,056	6,960
Total interest expense	19,681	26,664	26,723
Net interest income	157,064	152,684	121,806
Provision for credit losses	(1,104)	25,151	3,738
Net interest income after provision for credit losses	158,168	127,533	118,068

NON-INTEREST INCOME
Service charges on deposit accounts	7,264	7,213	7,838
Other service charges and fees	1,508	1,355	1,047
Interchange fees	11,562	9,433	8,024
Secondary market mortgage income	8,823	10,446	5,988
Bank owned life insurance income	1,955	1,514	1,414
Gain (loss) on sale of premises	(264)	443	13
Securities gains	143	281	122
Gain (loss) on sale of other real estate	(300)	(537)	(144)
Financial assistance and bank enterprise awards	1,826	968	947
Bargain purchase gain	1,300	7,835	—
Other	3,656	2,925	1,698
Total non-interest income	37,473	41,876	26,947

NON-INTEREST EXPENSE
Salaries	53,371	50,853	40,152
Employee benefits	12,485	10,377	6,864
Occupancy	12,713	11,282	8,775
Furniture and equipment	2,848	2,551	2,021
Supplies and printing	903	925	798
Professional and consulting fees	4,035	3,897	3,558
Marketing and public relations	615	512	859
FDIC and OCC assessments	2,074	1,351	632
ATM expense	3,623	3,042	2,794
Bank communications	1,754	2,028	1,779
Data processing	1,578	1,137	898
Acquisition expense/charter conversion	1,607	3,315	6,275
Other	16,953	15,071	13,164

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

Continued:	2021	2020	2019
Total non-interest expense	114,559	106,341	88,569
Income before income taxes	$81,082	$63,068	$56,446
Income taxes	16,915	10,563	12,701

Net income available to common stockholders	$64,167	$52,505	$43,745

Earnings per share:
Basic	$3.05	$2.53	$2.57
Diluted	3.03	2.52	2.55

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in thousands)	2021	2020	2019

Net income	$64,167	$52,505	$43,745
Other comprehensive income:
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	(23,738)	21,345	16,084
Reclassification adjustment for (gains) included in net income	(143)	(281)	(122)
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	(23,881)	21,064	15,962
Income tax benefit (expense)	6,043	(5,337)	(4,077)
Other comprehensive income (loss)	(17,838)	15,727	11,885
Comprehensive income	$46,329	$68,232	$55,630

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

($ In Thousands except per share amount)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Net income, 2020	—	—	—	52,505	—			52,505
Common stock repurchased	—	—	—	—	—	(289,302)	(8,067)	(8,067)
Other comprehensive income	—	—	—	—	15,727	—	—	15,727
Dividend on common stock, $.42 per common share	—	—	—	(8,724)	—	—	—	(8,724)
Issuance of shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Issuance restricted stock grant	78,189	78	(78)	—	—	—	—	—
Restricted stock grant forfeited	(7,421)	(7)	7	—	—	—	—	—
Compensation expense	—	—	2,352	—	—	—	—	2,352
Repurchase of restricted stock for payment of taxes	(15,690)	(16)	(478)	—	—	—	—	(494)
Balance, December 31, 2020	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

($ In Thousands except per share amount)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Total
Net income, 2021	—	—	—	64,167	—	—	—	64,167
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(17,838)	—	—	(17,838)
Dividend on common stock, $.58 per common share	—	—	—	(12,180)	—	—	—	(12,180)
Issuance restricted stock grant	93,578	94	(94)	—	—	—	—	—
Restricted stock grant forfeited	(2,021)	(2)	2	—	—	—	—	—
Compensation expense	—	—	3,100	—	—	—	—	3,100
Repurchase of restricted stock for payment of taxes	(21,906)	(22)	(699)	—	—	—	—	(721)
Balance, December 31, 2021	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

($ in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,167	$52,505	$43,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,792	12,354	5,314
FHLB Stock dividends	(27)	(133)	(171)
Provision for credit losses	(1,104)	25,151	3,738
Deferred income taxes	1,739	(3,015)	912
Restricted stock expense	3,100	2,352	1,661
Increase in cash value of life insurance	(1,955)	(1,514)	(1,414)
Amortization and accretion, net, related to acquisitions	(30)	(3,945)	(1,791)
Bank premises and equipment loss/(gain)	264	(443)	(13)
Acquisition gain	(1,300)	(7,835)	—
Securities gains	(143)	(281)	(122)
Loss on sale/writedown of other real estate	815	1,352	680
Residential loans originated and held for sale	(230,456)	(318,969)	(186,132)
Proceeds from sale of residential loans held for sale	244,210	308,347	180,120
Changes in:
Interest receivable	3,218	(9,185)	(1,203)
Other assets	(1,056)	(5,313)	1,157
Interest payable	(463)	(374)	914
Operating lease liability	(1,839)	(1,545)	(898)
Other liabilities	2,783	1,676	(1,797)
Net cash provided by operating activities	95,715	51,185	44,700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(988,536)	(356,755)	(180,502)
Purchases of other securities	—	(3,056)	(11,085)
Proceeds from maturities and calls of available-for-sale securities	229,091	203,670	109,189
Proceeds from sales of securities available-for-sale	—	579	32,976
Proceeds from redemption of other securities	5,276	3,407	2,712
Decrease/(increase) in loans	202,194	(131,589)	(44,102)
Net additions to premises and equipment	(7,125)	(4,398)	(7,892)
Purchase of bank owned life insurance	(11,733)	(5,683)	—
Proceeds from sale of other real estate owned	4,562	4,036	5,097
Proceeds from sale of land	—	1,416	—
Proceeds from sale of other assets	—	—	65
Cash received in excess of cash paid for acquisition	358,916	29,245	30,860
Net cash used in investing activities	(207,355)	(259,128)	(62,682)

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Continued:
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in deposits	601,575	664,413	(67,821)
Proceeds from borrowed funds	—	212,000	364,715
Repayment of borrowed funds	(114,647)	(321,172)	(258,673)
Dividends paid on common stock	(11,991)	(8,589)	(5,190)
Cash paid to repurchase common stock	(5,171)	(8,067)	(5,229)
Repurchase of restricted stock for payment of taxes	(721)	(494)	(63)
Principal payment on finance lease liabilities	(187)	(183)	—
Issuance of subordinated debt, net	—	63,725	—
Payment on subordinated debt issuance costs	(59)	—	—
Net cash provided by financing activities	468,799	601,633	27,739

Net increase in cash and cash equivalents	357,159	393,690	9,757
Cash and cash equivalents at beginning of year	562,554	168,864	159,107
Cash and cash equivalents at end of year	$919,713	$562,554	$168,864

Supplemental disclosures:

Cash paid during the year for:
Interest	$16,368	$22,476	$20,673
Income taxes, net of refunds	15,717	13,971	11,102

Non-cash activities:
Transfers of loans to other real estate	2,143	3,595	1,706
Issuance of restricted stock grants	94	78	89
Stock issued in connection with FPB acquisition	—	—	78,220
Stock issued in connection with FFB acquisition	—	—	55,468
Stock issued in connection with SWG acquisition	—	47,858	—
Dividends on restricted stock grants	189	135	93
Right-of-use assets obtained in exchange for operating lease liabilities	168	3,162	6,717

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

The First Bancshares, Inc. (the “Company”) is a bank holding company whose business is primarily conducted by its wholly-owned subsidiary, The First Bank (the “Bank”), formerly known as The First, A National Banking Association.  The Bank provides a full range of banking services in its primary market area of Mississippi, Louisiana, Alabama, Florida and Georgia.  The Company is regulated by the Federal Reserve Bank. Its subsidiary bank is currently subject to the regulation of the Federal Reserve Bank and the Mississippi Department of Banking and Consumer Finance, and was previously subject to the regulation of the Office of the Comptroller of the Currency (OCC).

On January 15, 2022, the Bank, then named The First, A National Banking Association, converted from a national banking association to a Mississippi state-chartered bank and changed its name to The First Bank. The First Bank is a member of the Federal Reserve System through the Federal Reserve Bank of Atlanta. The charter conversion and name change are expected to have only a minimal impact on the Bank’s clients, and deposits will continue to be insured by the Federal Deposit Insurance Corporation up to the applicable limits.

The principal products produced and services rendered by the Company and are as follows:

Commercial Banking - The Company provides a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Company also provides deposit services, including checking, savings and money market accounts and certificate of deposit as well as treasury management services.

Consumer Banking - The Company provides banking services to consumers, including checking, savings and money market accounts as well as certificate of deposit and individual retirement accounts. In addition, the Company provides consumers with installment and real estate loans and lines of credit.

Mortgage Banking - The Company provides residential mortgage banking services, including construction financing, for conventional and government insured home loans to be sold in the secondary market.

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

Allowance for Credit Losses – Available-for-Sale Securities

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“ASC 326”), which introduces guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities (“AFS”). For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS.

Securities to be Held-to-Maturity

Debt securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. There were no held-to-maturity securities at December 31, 2021 and 2020.

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities at December 31, 2021 and 2020.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. There were no equity securities at December 31, 2021 and 2020.

Other Securities

Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.

Shares of FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No other-than-temporary impairment was noted for the years ended December 31, 2021, 2020 and 2019.

Interest Income

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become ninety days past due. Interest accrued but not received for a security placed in nonaccrual is reversed against interest income.

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

Loans Held for Investment (LHFI)

LHFI that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the principal amount outstanding, net of the allowance for credit losses, unearned income, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan and is excluded from the estimate of credit losses. Interest income is accrued in the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method. Premiums and discounts on purchased loans not deemed purchase credit impaired are deferred and amortized as a level yield adjustment over the respective term of the loan.

The new standard under CECL removes the notion of impairment as previously defined under ASC 310-10-35 and replaces it with less prescriptive guidance under ASC 326-20-30-2.  If the Bank determines that a loan does not share risk characteristics with its other financial assets, the Bank shall evaluate the financial asset for expected credit losses on an individual basis.    Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due.  Generally, impairment is measured on a loan by loan basis using the fair value of the supporting collateral.

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

Allowance for Credit Losses (ACL)

The ACL represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information, from internal and external sources, about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Expected losses are estimated over the contractual term of the loans, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. Expected recoveries amounts may not exceed the aggregate of amounts previously charged-off.

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

The loss given default (“LGD”) calculation is based on actual losses (charge-offs, net recoveries) at a loan level experienced over the entire lookback period aggregated to get a total for each segment of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. Defaults occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event. If there is not a minimum of five past defaults in a loan segment, or less than 15.0% calculated LGD rate, or the total balance at default is less than 1% of the balance in the respective call code as of the model run date, a proxy index is used. This index is proprietary to the Company’s ACL modeling vendor derived from loss data of other client institutions similar in organization structure to the Company. The vendor also provides a “crisis” index derived from loss data between the post-recessionary years of 2008-2013 that the Company uses.

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

ASC 326 requires that a loan be evaluated for losses individually and reserved for separately, if the loan does not share similar risk characteristics to any other loan segments. The Company’s process for determining which loans require specific evaluation follows the standard and is two-fold. All non-performing loans, including nonaccrual loans, loans considered to be TDRs or purchased credit deteriorated (“PCD”), are evaluated to determine if they meet the definition of collateral dependent under the new standard. These are loans where no more payments are expected from the borrower, and foreclosure or some other collection action is probable. Secondly, all non-performing loans that are not considered to be collateral dependent, but are 90 days or greater past due and/or have a balance of $500 thousand or greater, will be individually reviewed to determine if the loan displays similar risk characteristic to substandard loans in the related segment.

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

Purchased Credit Deteriorated Loans

The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These PCD loans are recorded at the amount paid. It is the Company’s policy that a loan meets this definition if it is adversely risk rated as Non-Pass (Special Mention, Substandard, Doubtful or Loss) including nonaccrual as well as loans identified as TDR’s. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2021 and 2020, other real estate owned totaled $2.6 million and $5.8 million, respectively.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of any net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company will perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. The goodwill impairment loss, if any, is measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. The Commercial/Retail Bank segment of the Company is the only reporting unit for which the goodwill analysis is prepared. Intangible assets with a finite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible assets with an indefinite life on our balance sheet.

The change in goodwill during the year is as follows ($ in thousands):

	2021	2020	2019
Beginning of year	$156,944	$158,572	$89,750
Acquired goodwill	(281)	(1,628)	68,822
End of year	$156,663	$156,944	$158,572

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions and are amortized on a straight-line basis over a 10-year average life. Such assets are periodically evaluated as to the recoverability of carrying values. The definite-lived intangible assets had the following carrying values at December 31, 2021 and 2020:

($ in thousands)
	Gross		Net
	Carrying	Accumulated	Carrying
2021	Amount	Amortization	Amount
Core deposit intangibles	$45,541	$(16,032)	$29,509

2020
Core deposit intangibles	$42,651	$(11,895)	$30,756

The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:
2019	$3,216
2020	4,093
2021	4,137

Amount
Estimated amortization expense for the year ending December 31:
2022	$4,256
2023	4,210
2024	4,180
2025	4,165
2026	4,165
Thereafter	8,533
$29,509

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

Restricted Stock

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Compensation cost is recognized for all restricted stock granted based on the weighted average fair value stock price at the grant date.

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

ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2021 and 2020, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019, was $391 thousand, $333 thousand, and $648 thousand, respectively.

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

ACL on Off-Balance Sheet Credit (OBSC) Exposures

Under ASC 326, the Company is required to estimate expected credit losses for OBSC which are not unconditionally cancellable. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected credit losses related to OBSC exposures are presented as a liability.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations available to common stockholders ($ in thousands, except per share amount):

	Net	Weighted Average
	Income	Shares	Per Share
December 31, 2021	(Numerator)	(Denominator)	Amount
Basic per common share	$64,167	21,017,189	$3.05
Effect of dilutive shares:
Restricted Stock	—	149,520
	$64,167	21,166,709	$3.03

December 31, 2020
Basic per common share	$52,505	20,718,544	$2.53
Effect of dilutive shares:
Restricted Stock	—	104,106
	$52,505	20,822,650	$2.52

December 31, 2019
Basic per common share	$43,745	17,050,095	$2.57
Effect of dilutive shares:
Restricted Stock	—	133,990
	$43,745	17,184,085	$2.55

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

Investment in Limited Partnership

The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $2.1 million at December 31, 2021 and $2.5 million at December 31, 2020, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2021, 2020 and 2019.

Reclassifications

Certain reclassifications have been made to the 2020 and 2019 financial statements to conform with the classifications used in 2021. These reclassifications did not impact the Company’s consolidated financial condition or results of operations.

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

The ACL represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information, from internal and external sources, about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Expected losses are estimated over the contractual term of the loans, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals, and modifications. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. Expected recoveries amounts may not exceed the aggregate of amounts previously charged-off.

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

The LGD calculation is based on actual losses (charge-offs, net recoveries) at a loan level experienced over the entire lookback period aggregated to get a total for each segment of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. Defaults occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event. If there is not a minimum of five past defaults in a loan segment, or less than 15.0% calculated LGD rate, or the total balance at default is less than 1% of the balance in the respective call code as of the model run date, a proxy index is used. This index is proprietary to the Company’s ACL modeling vendor derived from loss data of other client institutions similar in organization structure to the Company. The vendor also provides a “crisis” index derived from loss data between the post-recessionary years of 2008-2013 that the Company uses.

The model then uses these inputs in a non-discounted version of DCF methodology to calculate the quantitative portion of estimated losses. The model creates loan level amortization schedules that detail out the expected monthly payments for a loan including estimated prepayments and payoffs. These expected cash flows are discounted back to present value using the loan’s coupon rate instead of the effective interest rate. On a quarterly basis, the Company uses internal credit portfolio data, such as changes in portfolio volume and composition, underwriting practices, and levels of past due loans, nonaccruals and classified assets along with other external information not used in the quantitative calculation to determine if any subjective qualitative adjustments are required so that all significant risks are incorporated to form a sufficient basis to estimate credit losses.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. These PCD loans are recorded at the amount paid. It is the Company’s policy that a loan meets this definition if it is adversely risk rated as Non-Pass (Special Mention, Substandard, Doubtful or Loss) including non-accrual loans, as well as loans identified as TDR’s. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

The Company adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. Upon adoption of ASC 326, the Company increased the ACL by $1.1 million and adjusted the amortized cost basis of the PCD assets. The remaining noncredit discount of approximately $685 thousand (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Loans classified as nonaccrual, TDRs, greater than 90 days past due and still accruing interest, and PCD loans that are collateral dependent will be reviewed quarterly for potential individual assessment. Any loan classified as nonaccrual, TDR, or PCD that is not determined to need individual assessment will be evaluated collectively within its respective segment.

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

In October 2021, FASB issued ASU No. 2021-08, Business Combination (Topic 805): “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This ASU is effective for the Company after December 15, 2022. The Company is assessing ASU 2021-08 and its impact on the Company’s consolidated financial statements.

In November 2021, FASB issued ASU No. 2021-10, Government Assistance (Topic 832): “Disclosures by Business Entities about Government Assistance.” These amendments are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. This ASU is effective for the Company’s financial statements after December 31, 2021. The Company is assessing ASU 2021-10 and its impact on the Company’s consolidated financial statements.

NOTE C - BUSINESS COMBINATIONS

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

Financial assets acquired in a business combination after January 1, 2021, are recorded in accordance with ASC 326. Loans that the Company acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. PCD loans that have experienced more than insignificant credit deterioration since origination are recorded at the amount paid. The ACL is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Non-PCD loans are acquired that have experienced no or insignificant deterioration in credit quality since origination. The difference between the fair value and outstanding balance of the non-PCD loans is recognized as an adjustment to interest income over the lives of the loan.

Acquisitions

Cadence Bank Branches

On December 3, 2021, The First completed its acquisition of seven Cadence Bank, N.A. (“Cadence”) branches in Northeast Mississippi (the “Cadence Branches”).  In connection with the acquisition of the Cadence Branches, The First assumed $410.2 million in deposits, acquired $40.3 million in loans at fair value, acquired certain assets associated with the Cadence Branches at their book value, and paid a deposit premium of $1.0 million to Cadence.  As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In connection with the acquisition of the Cadence Branches, the Company recorded a $1.3 million bargain purchase gain and $2.9 million core deposit intangible.  The bargain purchase gain was generated as a result of the estimated fair value of net assets acquired exceeding the merger consideration, based on provisional fair values. The bargain purchase gain is considered non-taxable for income taxes purposes.

The core deposit intangible will be amortized to expense over 10 years.

Expenses associated with the branch acquisition of the Cadence Branches were $1.4 million for the twelve-month period ended December 31, 2021. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred. The Company also incurred $370 thousand of provision for credit losses on credit marks from the loans acquired.

The assets acquired and liabilities assumed and consideration paid in the acquisition of the Cadence Branches were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition.  While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through December 3, 2022 in respect of the Cadence Branches, in the measurement period in which the adjustment amounts are determined.  The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

Purchase price:
Cash	$1,000
Total purchase price	1,000

Identifiable assets:
Cash	$359,916
Loans	40,262
Core deposit intangible	2,890
Personal and real property	9,675
Other assets	135
Total assets	412,878

Liabilities and equity:
Deposits	410,171
Other liabilities	407
Total liabilities	410,578
Net assets acquired	2,300
Bargain purchase gain	$(1,300)

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

In connection with the acquisition, the Company recorded a $7.8 million bargain purchase gain and $4.6 million core deposit intangible. The bargain purchase gain was generated as a result of the estimated fair value of net assets acquired exceeding the merger consideration, based on fair values, which is reflected as an adjustment to retained earnings. The bargain purchase gain is considered non-taxable for income taxes purposes. The core deposit intangible will be amortized to expense over 10 years.

The Company acquired the $394.6 million loan portfolio at an estimated fair value discount of $2.3 million. The discount represents expected credit losses, adjusted for market interest rates and liquidity adjustments.

Expenses associated with the SWG acquisition were $0 and $2.5 million for the twelve months period ended December 31, 2021 and 2020. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

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

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31,2020, are as follows ($ in thousands):

December 31,
2020
Outstanding principal balance	$297,528
Carrying amount	295,772

Supplemental Pro Forma Information

The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2021 and 2020 as if the SWG and Cadence Branches acquisitions had occurred on January 1, 2020. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	Pro Forma for the Year Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
Net interest income	$157,064	$158,241
Non-interest income	37,473	43,077
Total revenue	194,537	201,318
Income before income taxes	82,456	66,283

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the year ended December 31, 2021, include the operating results of the acquired assets and assumed liabilities of the Cadence Branches subsequent to the acquisition date. Due to the timing of the data conversion and the integration of operations of the branches onto the

Company’s existing operations, historical reporting of the acquired branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired branches since the acquisition date are not available.

Non-credit impaired loans acquired in the acquisitions were accounted for in accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs. Purchased credit impaired loans acquired in the SWG acquisition were accounted for in accordance with ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality.

NOTE D - SECURITIES

On January 1, 2021, the Company adopted ASC 326, which made changes to the accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost, including held-to-maturity debt securities, to measure an expected credit loss under CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit losses estimates. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note B “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for additional information.

All securities information presented as of December 31, 2021 is in accordance with ASC 326. All securities information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See Company’s prior accounting policies in Note B “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

At December 31, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. At December 31, 2021, accrued interest receivable totaled $6.8 million for securities AFS and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

All AFS securities were current with no securities past due or on nonaccrual as of December 31, 2021.

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities at December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S Treasury	$135,889	$83	$814	$135,158
Obligations of U.S. government agencies and sponsored entities	182,877	1,238	1,094	183,021
Tax-exempt and taxable obligations of states and municipal subdivisions	698,861	12,452	2,811	708,502
Mortgage-backed securities - residential	410,269	4,123	3,425	410,967
Mortgage-backed securities - commercial	277,353	2,917	2,939	277,331
Corporate obligations	35,904	962	13	36,853
Total available-for-sale	$1,741,153	$21,775	$11,096	$1,751,832

($ in thousands)	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S Treasury	$9,063	$320	$—	$9,383
Obligations of U.S. government agencies and sponsored entities	97,107	3,130	67	100,170
Tax-exempt and taxable obligations of states and municipal subdivisions	464,348	16,326	300	480,374
Mortgage-backed securities - residential	228,257	8,206	42	236,421
Mortgage-backed securities - commercial	158,784	6,087	60	164,811
Corporate obligations	30,063	976	16	31,023
Total available-for-sale	$987,622	$35,045	$485	$1,022,182

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	December 31, 2021
	Amortized	Fair
Available-for-Sale	Cost	Value
Within one year	$33,767	$33,972
One to five years	248,751	251,747
Five to ten years	406,890	408,579
Beyond ten years	364,123	369,236
Mortgage-backed securities: residential	410,269	410,967
Mortgage-backed securities: commercial	277,353	277,331
Total	$1,741,153	$1,751,832

The proceeds from sales and calls of securities and the associated gains and losses are listed below ($ in thousands):

	2021	2020	2019
Gross gains	$202	$289	$147
Gross losses	59	8	25
Realized net gain	$143	$281	$122

The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $889.5 million and $576.0 million at December 31, 2021 and December 31,2020, respectively.

The following table summarizes available-for-sale securities with unrealized losses position for which an allowance for credit losses has not been recorded at December 31, 2021 and that are not deemed to be other than temporarily impaired as of December 31, 2020. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

	2021
($ in thousands)	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$130,098	$814	$—	$—	$130,098	$814
Obligations of U.S. government agencies and sponsored entities	121,402	933	5,254	161	126,656	1,094
Tax-exempt and taxable obligations of states and municipal subdivisions	249,430	2,692	3,692	119	253,122	2,811
Mortgage-backed securities: residential	284,183	3,228	8,912	197	293,095	3,425
Mortgage-backed securities: commercial	174,697	2,836	3,038	103	177,735	2,939
Corporate obligations	6,692	8	42	5	6,734	13
Total available-for-sale	$966,502	$10,511	$20,938	$585	$987,440	$11,096

	2020
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies and sponsored entities	6,593	65	326	2	6,919	67
Tax-exempt and taxable obligations of states and municipal subdivisions	10,193	300	—	—	10,193	300
Mortgage-backed securities: residential	30,202	42	11	—	30,213	42
Mortgage-backed securities: commercial	10,134	29	3,596	31	13,730	60
Corporate obligations	5,217	8	40	8	5,257	16
Total available-for-sale	$62,339	$444	$3,973	$41	$66,312	$485

At December 31, 2021 and December 31, 2020, the Company’s securities portfolio consisted of 304 and 71 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at December 31, 2021. The Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

NOTE E - LOANS

On January 1, 2021, the Company adopted ASU 326. The FASB issued ASU 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an ACL methodology, which replaces its previous allowance for loan losses methodology. All loan information presented as of December 31, 2021 is in accordance with ASC 326. All loan information presented prior to January 1, 2021 is in accordance with previous applicable GAAP. See the Company’s prior accounting policies in Note B “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

Commercial, financial and agriculture - Commercial, financial and agriculture loans include loans to business entities issued for commercial, industrial, or other business purposes. This type of commercial loan shares a similar risk characteristic in that unlike commercial real estate loans, repayment is largely dependent on cash flow generated from the operation of the business.

Commercial real estate - Commercial real estate loans are grouped as such because repayment is mainly dependent upon either the sale of the real estate, operation of the business occupying the real estate, or refinance of the debt obligation. This includes both owner-occupied and non-owner occupied CRE secured loans, because they share similar risk characteristics related to these variables.

Consumer real estate - Consumer real estate loans consist primarily of loans secured by 1-4 family residential properties and/or residential lots. This includes loans for the purpose of constructing improvements on the residential property, as well as home equity lines of credit.

Consumer installment – Installment and other loans are all loans issued to individuals that are not for any purpose related to operation of a business, and not secured by real estate. Repayment on these loans is mostly dependent on personal income, which may be impacted by general economic conditions.

The composition of the loan portfolio as of December 31, 2021 and December 31, 2020, is summarized below:

($ in thousands)	December 31, 2021	December 31, 2020
Loans held for sale
Mortgage loans held for sale	$7,678	$21,432
Total LHFS	$7,678	$21,432

Loans held for investment
Commercial, financial and agriculture (1)	$397,516	$579,443
Commercial real estate	1,683,698	1,652,993
Consumer real estate	838,654	850,206
Consumer installment	39,685	41,036
Total loans	2,959,553	3,123,678
Less allowance for credit losses	(30,742)	(35,820)
Net LHFI	$2,928,811	$3,087,858
(1)	Loan balance includes $41.1 million and $239.7 million in PPP loans as of December 31,2021 and 2020, respectively

Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.

Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At December 31, 2021, accrued interest receivable for LHFI totaled $16.4 million with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

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

The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

	December 31, 2021
		Past Due 90			Total		Nonaccural
	Past Due	Days or More			Past Due,		and PCD
	30 to 89	and			Nonaccrual	Total	with No
($in thousands)	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	ACL
Commercial, financial and agriculture (1)	$246	$—	$190	$—	$436	$397,516	$—
Commercial real estate	453	—	19,445	2,082	21,980	1,683,698	1,661
Consumer real estate	2,140	45	3,776	2,512	8,473	838,654	1,488
Consumer installment	121	—	7	1	129	39,685	—
Total	$2,960	$45	$23,418	$4,595	$31,018	$2,959,553	$3,149

(1)Total loan balance includes $41.1 million in PPP loans as of December 31, 2021.

	December 31, 2020
		Past Due 90			Total
	Past Due	Days or More			Past Due,
	30 to 89	and			Nonaccrual	Total
($in thousands)	Days	Still Accruing	Nonaccrual	PCI	and PCI	LHFI
Commercial, financial and agriculture (1)	$1,007	$244	$2,197	$221	$3,669	$579,443
Commercial real estate	2,116	1,553	19,499	3,388	26,556	1,652,993
Consumer real estate	5,389	895	2,480	5,954	14,718	850,206
Consumer installment	419	—	32	3	454	41,036
Total	$8,931	$2,692	$24,208	$9,566	$45,397	$3,123,678

(1)Total loan balance includes $239.7 million in PPP loans as of December 31, 2020.

Acquired Loans

On January 1, 2021, the Company adopted ASC 326 and elected to account for its existing acquired PCI loans as PCD loans included within the LHFI portfolio. The Company elected to maintain segments of loans that were previously accounted for under ASC 310-30 and will continue to account for these segments as a unit of account unless the loan is collateral dependent. PCD loans that are collateral dependent will be assessed individually. Loans are only removed from the existing segments if they are written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each segment and added to the band’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the segment and the new amortized cost basis was the noncredit discount of approximately $685 thousand, which will be accreted into interest income over the remaining life of the segment. Changes to the ACL after adoption are recorded through provision expense. As of December 31, 2021, the amortized cost of the Company’s PCD loans totaled $8.6 million, which had an estimated ACL of $855 thousand.

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

Impaired LHFI

Prior to the adoption of FASB ASC 326, the Company individually evaluated impaired LHFI.  The following table provides a detail of impaired loans broken out according to class as of December 31, 2020 and 2019. The following table does not include PCI loans. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. Recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

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

The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the years ended December 31, 2020 and 2019.

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of twelve months for the years ended December 31, 2020 and 2019, was $1.5 million and $348 thousand, respectively. The Company had no loan commitments to borrowers in nonaccrual status at December 31, 2020 and 2019.

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

As of December 31, 2021, 2020, and 2019 the Company had TDRs totaling $24.2 million, $27.5 million, and $32.0 million, respectively. As of December 31, 2021, the Company had no additional amount committed on any loan classified as TDR. As of December 31, 2021, TDRs had a related ACL of $4.3 million, compared to a related allowance for loan loss of $4.1 million and $2.1 million at December 31, 2020 and 2019, respectively.

The following table presents LHFI by class modified as TDRs that occurred during the twelve months ended December 31, 2021, 2020, and 2019 ($ in thousands, except for number of loans).

		Outstanding	Outstanding
		Recorded	Recorded	Interest
	Number of	Investment	Investment	Income
December 31, 2021	Loans	Pre-Modification	Post-Modification	Recognized
Commercial, financial and agriculture	1	$38	$37	$4
Commercial real estate	5	5,151	4,890	230
Consumer real estate	4	222	187	5
Consumer installment	1	13	1	—
Total	11	$5,424	$5,115	$239

December 31, 2020
Commercial, financial and agriculture	1	$12	$9	$2
Commercial real estate	7	2,067	2,042	40
Consumer installment	1	1	1	—
Total	9	$2,080	$2,052	$42

December 31, 2019
Commercial, financial and agriculture	7	$979	$1,023	$19
Commercial real estate	14	15,953	16,122	137
Consumer real estate	3	551	553	12
Consumer installment	2	10	11	—
Total	26	$17,493	$17,709	$168

The TDRs presented above increased the ACL $1.6 million and increased the allowance for loan losses $127 thousand and $1.4 million and resulted in no charge-offs for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2021, 2020, and 2019 ($ in thousands, except for number of loans).

	2021		2020		2019
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment	Loans	Investment
Commercial, financial and agriculture	—	$—	—	$—	10	$458
Commercial real estate	—	—	4	1,121	4	15,423
Consumer real estate	2	55	—	—	—	—
Total	2	$55	4	$1,121	14	$15,881

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $21 thousand and the allowance for loan losses $81 thousand and $1.3 million and resulted in no charge-offs for the years ended December 31, 2021, 2020, and 2019 respectively.

The following tables represents the Company’s TDRs at December 31, 2021 and 2020:

December 31, 2021
			Past Due 90
	Current	Past Due	days and still
	Loans	30-89	accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$63	$—	$—	$107	$170
Commercial real estate	3,367	—	—	16,858	20,225
Consumer real estate	1,772	—	—	1,973	3,745
Consumer installment	18	—	—	—	18
Total	$5,220	$—	$—	$18,938	$24,158
Allowance for credit losses	$90	$—	$—	$4,217	$4,307

December 31, 2020
			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$59	$—	$—	$765	$824
Commercial real estate	4,560	49	—	18,076	22,685
Consumer real estate	1,559	269	—	2,161	3,989
Consumer installment	23	3	—	—	26
Total	$6,201	$321	$—	$21,002	$27,524
Allowance for loan losses	$163	$29	$—	$3,936	$4,128

For the year ended December 31, 2021, we have modified approximately 1,643 loans for $710.7 million, of which 1,391 loans for $582.3 million were modified to defer monthly principal and interest payments and 252 loans for $128.4 million were modified from monthly principal and interest payments to interest only. As of December 31, 2021, we have approximately 419 PPP loans approved through the SBA for a balance of $41.1 million outstanding. PPP loans were excluded from the allowance for credit losses.

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of December 31, 2021:

($ in thousands)	Real Property	Total
Commercial real estate	$1,712	$1,712
Consumer real estate	1,858	1,858
Total	$3,570	$3,570

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

Loan Participations

The Company has loan participations, which qualify as participating interest, with other financial institutions. As of December 31, 2021, these loans totaled $118.4 million, of which $77.8 million had been sold to other financial institutions and $40.6 million was purchased by the Company. As of December 31, 2020, these loans totaled $127.7 million, of which $80.3 million had been sold to other financial institutions and $47.4 million was purchased by the company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

These above classifications were the most current available as of December 31, 2021, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed. Revolving loans converted to term as of year ended December 31, 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$152,798	$60,106	$52,802	$47,988	$22,083	$43,773	$178	$379,728
Special mention	—	255	749	90	481	29	—	1,604
Substandard	—	—	1,398	6,184	360	8,242	—	16,184
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$152,798	$60,361	$54,949	$54,262	$22,924	$52,044	$178	$397,516

Commercial real estate:
Risk Rating
Pass	$402,284	$313,288	$207,879	$177,943	$134,234	$332,588	$—	$1,568,216
Special mention	1,326	2,259	1,782	15,076	2,779	15,519	—	38,741
Substandard	3,904	3,189	1,931	17,147	18,814	31,756	—	76,741
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$407,514	$318,736	$211,592	$210,166	$155,827	$379,863	$—	$1,683,698

Consumer real estate:
Risk Rating
Pass	$243,340	$164,359	$70,465	$66,940	$51,988	$121,238	$98,444	$816,774
Special mention	—	—	331	26	1,746	1,949	—	4,052
Substandard	444	532	1,280	3,410	1,288	9,241	1,633	17,828
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$243,784	$164,891	$72,076	$70,376	$55,022	$132,428	$100,077	$838,654

Consumer installment:
Risk Rating
Pass	$17,980	$9,245	$4,222	$1,645	$1,088	$1,758	$3,697	$39,635
Special mention	—	—	—	—	1	—	—	1
Substandard	—	26	3	5	8	7	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$17,980	$9,271	$4,225	$1,650	$1,097	$1,765	$3,697	$39,685

Total
Pass	$816,402	$546,998	$335,368	$294,516	$209,393	$499,357	$102,319	$2,804,353
Special mention	1,326	2,514	2,862	15,192	5,007	17,497	—	44,398
Substandard	4,348	3,747	4,612	26,746	20,470	49,246	1,633	110,802
Doubtful	—	—	—	—	—	—	—	—
Total	$822,076	$553,259	$342,842	$336,454	$234,870	$566,100	$103,952	$2,959,553

At December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans (excluding mortgage loans held for sale) was as follows:

	Commercial,
December 31, 2020	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Pass	$563,772	$1,530,366	$834,920	$40,884	$2,969,942
Special Mention	2,143	64,012	1,889	20	68,064
Substandard	11,875	66,535	13,397	132	91,939
Doubtful	1,653	23	-	-	1,676
Subtotal	$579,443	$1,660,936	$850,206	$41,036	$3,131,621
Less: Unearned discount	-	7,943	-	-	7,943
LHFI, net of unearned discount	$579,443	$1,652,993	$850,206	$41,036	$3,123,678

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2021 and the allowance for loan losses for the year ended December 31, 2020:

	December 31, 2021
	Commercial,
	Financial and	Commercial	Consumer	Consumer
($ in thousands)	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on
non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on
PCD loans	166	575	372	2	1,115
Provision for credit losses (1)	1,041	(100)	(2,314)	(83)	(1,456)
Loans charged-off	(1,662)	(3,523)	(473)	(555)	(6,213)
Recoveries	433	888	311	562	2,194
Total ending allowance balance	$4,873	$17,552	$7,889	$428	$30,742

(1)	The negative provision of $1.1 million for credit losses on the consolidated statements of income includes a $1.5 million negative loan loss provision, net of $370 thousand provision for credit marks in the Cadence Branches loans acquired, and a $352 thousand provision for OBSC exposures for the year ended December 31, 2021.

	December 31, 2020
	Commercial,
	Financial and	Commercial	Consumer	Consumer
($in thousands)	Agriculture	Real Estate	Real Estate	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,043	$8,836	$1,694	$296	$39	$13,908
Provision for loan losses	4,498	17,321	3,071	300	(39)	25,151
Loans charged-off	(1,496)	(2,256)	(280)	(447)	—	(4,479)
Recoveries	169	418	251	402	—	1,240
Total ending allowance balance	$6,214	$24,319	$4,736	$551	$—	$35,820

The Company recorded a $1.1 million, negative provision for credit losses for the year ended December 31, 2021, compared to $25.2 million for the year ended December 31, 2020. The negative provision for 2021 was composed of a $1.5 million decrease in the ACL for LHFI, net of $370 thousand provision for credit marks on the Cadence Branches loans acquired, and a $352 thousand increase in the reserve for OBSC exposures. The negative provision for credit losses in 2021 was primarily due to the improved macroeconomic outlook for 2021. The higher provision in 2020 was related to our estimates of probable incurred losses associated with COVID-19.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of December 31, 2021. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation ($ in thousands).

December 31, 2021	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$—	$1,712	$1,858	$—	$3,570
Collectively evaluated	397,516	1,681,986	836,796	39,685	2,955,983
Total	$397,516	$1,683,698	$838,654	$39,685	$2,959,553

Allowance for Credit Losses
Individually evaluated	$—	$4	$2	$—	$6
Collectively evaluated	4,873	17,548	7,887	428	30,736
Total	$4,873	$17,552	$7,889	$428	$30,742

The following table provides the ending balance in the Company’s LHFI and the allowance for loan losses, broken down by portfolio segment as of December 31, 2020. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company’s systematic methodology for estimating it Allowance for Loan Losses ($ in thousands).

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

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2021	2020
Premises:
Land	$37,939	$34,976
Buildings and improvements	89,165	78,490
Equipment	28,978	26,992
Construction in progress	1,357	521
	157,439	140,979
Less accumulated depreciation and amortization	31,480	26,156
Total	$125,959	$114,823

The amounts charged to operating expense for depreciation were $5.4 million, $4.9 million and $3.8 million in 2021, 2020 and 2019, respectively.

NOTE G - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2021 and 2020, were $141.5 million and $149.4 million, respectively.

At December 31, 2021, the scheduled maturities of time deposits included in interest-bearing deposits were as follows ($ in thousands):

Year	Amount
2021	$444,983
2022	81,276
2023	24,205
2024	10,801
2025	13,039
Thereafter	10,305
Total	$584,609

NOTE H - BORROWED FUNDS

At December 31, 2021 and 2020, borrowed funds consisted of the following ($in thousands):

	2021	2020
FHLB advances	$—	$110,000
First Horizon Bank	—	4,647
Total	$—	$114,647

In 2021, the Company repaid $110.0 million in FHLB advances and $4.6 million in borrowings from First Horizon Bank. In 2020, each advance from the FHLB was payable at its maturity date, with a prepayment penalty for fixed rate advances. Interest was payable monthly at rates ranging from 0.72% to 0.77%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. In 2020, advances due to the FHLB were collateralized by $3.120 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.478 billion and $1.421 billion at December 31, 2021 and 2020, respectively.

On November 1, 2019, the Company acquired First Florida Bancorp and assumed two borrowings in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest were payable quarterly at rates ranging from 3.80% - 4.10%.

NOTE I – LEASE OBLIGATIONS

The Company enters into leases in the normal course of business primarily for financial centers, back office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 10 years.

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

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2021 and 2020 ($ in thousands):

	December 31,	December 31,
	2021	2020
Right-of-use assets:
Operating leases	$4,095	$5,969
Finance leases, net of accumulated depreciation	2,394	2,658
Total right-of-use assets	$6,489	$8,627

Lease liabilities:
Operating lease	$4,192	$6,031
Finance lease	2,094	2,281
Total lease liabilities	$6,286	$8,312

Weighted average remaining lease term
Operating leases	4.0 years	4.4 years
Finance leases	9.9 years	11.2 years

Weighted average discount rate
Operating leases	2.4%	2.3%
Finance leases	2.2%	2.0%

The table below summarizes our net lease costs ($ in thousands):

	December 31,
	2021	2020	2019
Operating lease cost	$1,657	$1,763	$898
Finance lease cost:
Interest on lease liabilities	7	7	—
Amortization of right-of-use	263	183	—
Net lease cost	$1,927	$1,953	$898

The table below summarizes the maturity of remaining lease liabilities at December 31, 2021 ($ in thousands):

	December 31, 2021
	Operating Leases	Finance Leases

2022	$1,260	$220
2023	1,124	220
2024	865	220
2025	666	220
2026	454	222
Thereafter	24	1,238
Total lease payments	4,393	2,340
Less: Interest	(201)	(246)
Present value of lease liabilities	$4,192	$2,094

NOTE J - REGULATORY MATTERS

On January 15, 2022, The First, A National Banking Association, a subsidiary of the Company, converted from a national banking association to a Mississippi state-chartered bank and changed its name to The First Bank. The First Bank is a member of the Federal Reserve System through the Federal Reserve Bank of Atlanta.

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

Management believes, as of December 31, 2021, that the Company met all capital adequacy requirements to which they are subject. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more. The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2021 and 2020 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure ($ in thousands).

	Company		Subsidiary
December 31, 2021	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$662,658	18.6%	$618,472	17.4%
Common equity Tier 1	488,290	13.7%	588,334	16.6%
Tier 1 risk-based	503,644	14.1%	588,334	16.6%
Tier 1 leverage	503,644	9.2%	588,334	10.8%

December 31, 2020
	Amount	Ratio	Amount	Ratio
Total risk-based	$618,025	19.1%	$549,273	16.9%
Common equity Tier 1	438,109	13.5%	513,453	15.8%
Tier 1 risk-based	453,409	14.0%	513,453	15.8%
Tier 1 leverage	453,409	9.2%	513,453	10.4%

The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2021, and 2020, were as follows ($ in thousands):

	Company		Subsidiary
December 31, 2021	(Consolidated)		The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$285,049	8.0%	$284,209	8.0%
Common equity Tier 1	160,340	4.5%	159,868	4.5%
Tier 1 risk-based	213,787	6.0%	213,157	6.0%
Tier 1 leverage	142,524	4.0%	142,105	4.0%

December 31, 2020	Amount	Ratio	Amount	Ratio
Total risk-based	$258,896	8.0%	$259,136	8.0%
Common equity Tier 1	145,629	4.5%	145,764	4.5%
Tier 1 risk-based	194,172	6.0%	194,352	6.0%
Tier 1 leverage	129,448	4.0%	129,568	4.0%

The principal sources of funds to the Company to pay dividends are the dividends received from the Bank. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2021, the Bank had available $116.0 million to pay dividends.

On December 14, 2021, the U.S. Department of Treasury informed the Company of its eligibility to receive $175.0 million of non-dilutive Tier 1 perpetual preferred capital under the ECIP. Established by the Consolidated Appropriations Act of 2021, the ECIP was created to encourage low-and moderate-income community financial institutions to augment their efforts to support small businesses and consumers in their communities. The Company has not accepted any capital from the ECIP, and any subsequent acceptance will be subject to approval by the Company’s board of directors and acceptance of the terms governing the ECIP established by the U.S. Department of Treasury.

NOTE K - INCOME TAXES

The components of income tax expense are as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$12,546	$11,270	$9,477
State	2,630	2,308	2,312
Deferred	1,739	(3,015)	912
Total income tax expense	$16,915	$10,563	$12,701

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$17,027	21%	$13,244	21%	$11,854	21%
Tax-exempt income, net	(1,692)	(2)%	(1,868)	(2)%	(1,176)	(2)%
Bargain purchase gain	—	—%	(1,645)	(3)%	—	—
Nondeductible expenses	29	—%	188	—%	348	1%
State income tax, net of federal tax effect	2,299	3%	1,600	3%	1,969	4%
Federal tax credits, net	(715)	(1)%	(715)	(1)%	(334)	(1)%
Other, net	(33)	—%	(241)	(1)%	40	—%
	$16,915	17%	$10,563	17%	$12,701	23%

The components of deferred income taxes included in the consolidated financial statements were as follows ($ in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$7,566	$9,062
Net operating loss carryover	2,109	2,147
Nonaccrual loan interest	1,447	1,356
Other real estate	247	252
Deferred compensation	1,267	1,285
Loan purchase accounting	966	2,268
Lease liability	1,547	2,103
Other	2,421	2,046
	17,570	20,519
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(2,702)	(8,743)
Securities	(778)	(880)
Premises and equipment	(7,637)	(7,698)
Core deposit intangible	(6,255)	(7,051)
Goodwill	(2,121)	(1,906)
Right-of-use asset	(1,702)	(2,103)
Other	(485)	(550)
	(21,680)	(28,931)
Net deferred tax liability, included in other liabilities	$(4,110)	$(8,412)

During 2020, the Company assumed a deferred tax liability of $2.5 million in its acquisition of SWG as well as utilized provisions of the CARES Act to carryback $712 thousand of net operating losses acquired as part of its 2019 acquisition of Florida Parishes Bank.

With the acquisition of Baldwin in 2013, Bay in 2014, Gulf Coast in 2017, Sunshine 2018, and Florida Parishes Bank in 2019, and SWG in 2020, the Company assumed federal tax net operating loss carryovers. $18.5 million of net operating losses remain available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.

The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2017.

NOTE L - EMPLOYEE BENEFITS

The Company and the Bank provide a deferred compensation arrangement (401k plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $1.1 million in 2021, $990 thousand in 2020, and $771 thousand in 2019.

The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2021, the ESOP held 5,728 shares valued at $221 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $ 3 thousand for 2021, $26 thousand for 2020, and $11 thousand for 2019.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, are accrued by the Company and included in other liabilities in the Consolidated Balance Sheets. The SERP balance at December 31, 2021 and 2020 was $2.7 million and $1.8 million, respectively. The Company accrued to expense $945 thousand for 2021, $676 thousand for 2020, and $257 thousand for 2019 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

Upon the acquisition of Iberville Bank, Southwest, FMB, and SWG, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2021, the total liability of the deferred compensation agreements was $907 thousand, $1.1 million, $3.0 million, and $433 thousand, respectively. Deferred compensation expense totaled $21 thousand, $138 thousand, $189 thousand, and $40 thousand, respectively for 2021.

NOTE M - STOCK PLANS

In 2007, the Company adopted the 2007 Stock Incentive Plan. The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share. In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. In 2020, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,115,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 493,579 at year-end 2021, and 93,578 and 78,189 shares were issued in 2021 and 2020, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-
		Average
		Grant-Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2021	315,331	$28.13
Granted	93,578
Vested	(92,578)
Forfeited	(2,021)
Nonvested at December 31, 2021	314,310	$30.58

As of December 31, 2021, there was $4.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs is expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $3.2 million, $3.2 million, and $240 thousand.

Compensation cost in the amount of $3.1 million was recognized for the year ended December 31, 2021, $2.3 million was recognized for the year ended December 31, 2020 and $1.7 million for the year ended December 31, 2019. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).

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

The Company had $144.7 million of subordinated debt, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021, compared to $144.6 million, net of deferred issuance costs $2.2 million and unamortized fair value mark $700 thousand, at December 31, 2020.

NOTE O - TREASURY STOCK

Shares held in treasury totaled 649,607 at December 31, 2021, 483,984 at December 31, 2020 and 194,682 at December 31, 2019.

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

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “2021 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock. Under the program, the Company could, but is not required to, from time to time repurchase up $30 million of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was be determined by management at is discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The 2021 Repurchase Program expired on December 31, 2021.  The Company repurchased 165,623 shares in 2021 pursuant to the 2021 Repurchase Program.

On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021.  Under the renewed 2021 Repurchase Program, the Company could repurchase up to an aggregate of $30 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount.

On March 9, 2022, the Company announced that its Board of Directors has authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2020 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The 2022 Repurchase Program will have an expiration date of December 31, 2022.

NOTE P - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $21.9 million and $22.7 million at December 31, 2021 and 2020, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2021, is summarized as follows ($ in thousands):

Loans outstanding at beginning of year	$22,685
New loans	650
Repayments	(1,480)
Loans outstanding at end of year	$21,855

Deposits from principal officers, directors, and their affiliates at year-end 2021 and 2020 were $14.8 million and $10.5 million.

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, overdraft protection, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2021, nor are any significant losses as a result of these transactions anticipated.

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2021		2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$80,760	$23,946	$97,738	$16,203
Unused lines of credit	213,332	309,791	157,006	195,221
Standby letters of credit	2,586	9,737	4,182	11,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from 1 year to 30 years.

The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of December 31, 2021. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand. The Company recorded a $353 thousand provision for credit losses on OBSC exposures for the year ended December 31, 2021.

No credit loss estimate is reported for OBSC exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation on the arrangement.

The Company currently has 87 full service banking and financial service offices, one motor bank facility and two loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2021, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

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

The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2021 and 2020 ($ in thousands):

December 31, 2021	Fair Value Measurements
($ in thousands)		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$135,158	$135,158	$—	$—
Obligations of U.S. government agencies and sponsored entities	183,021	—	183,021	—
Municipal securities	708,502	—	688,379	20,123
Mortgage-backed Securities	688,298	—	688,298	—
Corporate obligations	36,853	—	36,810	43
Total available for sale	$1,751,832	$135,158	$1,596,508	$20,166

December 31, 2020	Fair Value Measurements
($ in thousands)		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$9,383	$9,383	$—	$—
Obligations of U.S. government agencies and sponsored entities	100,170	—	100,170	—
Municipal securities	480,374	—	460,248	20,126
Mortgage-backed securities	401,232	—	401,232	—
Corporate obligations	31,023	—	30,788	235
Total available for sale	$1,022,182	$9,383	$992,438	$20,361

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information:

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2021	2020
Balance, January 1	$235	$408
Paydowns	(215)	(162)
Gain included in income	27	—
Unrealized (loss) included in comprehensive income	(4)	(11)
Balance, December 31	$43	$235

	Municipal Securities
($ in thousands)	2021	2020
Balance, January 1	$20,126	$10,345
Purchases	6,019	19,397
Maturities, calls and paydowns	(5,457)	(3,334)
Transfer to level 2	—	(6,294)
Unrealized (loss) gain included in comprehensive income	(565)	12

Balance, December 31	$20,123	$20,126

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2021 and 2020. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant Unobservable
Trust Preferred Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
December 31, 2021	$43	Discounted cash flow	Discount rate	2.35% - 2.47%
December 31, 2020	$235	Discounted cash flow	Discount rate	1.08% - 2.48%

			Significant Unobservable
Municipal Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
December 31, 2021	$20,123	Discounted cash flow	Discount rate	0.50% - 1.90%
December 31, 2020	$20,126	Discounted cash flow	Discount rate	0.50% - 2.45%

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Collateral Dependent Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income date available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company adjusts the appraisal for cost associated with litigation and collections.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2021, amounted to $2.6 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2021 and 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	2,565	—	—	2,565

December 31, 2020
Impaired loans	$15,107	$—	$—	$15,107
Other real estate owned	5,802	—	—	5,802

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

FHLB and Other Borrowings – The fair value of the fixed rate borrowings is estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowing approximates its fair value.

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

	Fair Value Measurements
				Significant	Significant
			Quoted	Other Observable	Unobservable
December 31, 2021	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$919,713	$919,713	$919,713	$—	$—
Securities available-for-sale	1,751,832	1,751,832	135,158	1,596,508	20,166
Loans, net	2,928,811	2,956,297	—	—	2,956,297
Accrued interest receivable	23,256	23,256	—	6,838	16,418

Liabilities:
Non-interest-bearing deposits	$756,118	$756,118	$—	$756,118	$—
Interest-bearing deposits	4,470,666	4,431,771	—	4,431,771	—
Subordinated debentures	144,726	156,952	—	—	156,952
Accrued interest payable	1,711	1,711	—	1,711	—

	Fair Value Measurements
				Significant	Significant
			Quoted	Other Observable	Unobservable
December 31, 2020	Carrying	Estimated	Prices	Inputs	Inputs
($ in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments:
Assets:
Cash and cash equivalents	$562,554	$562,554	$562,554	$—	$—
Securities available-for-sale	1,022,182	1,022,182	9,383	992,438	20,361
Loans, net	3,087,858	3,089,318	—	—	3,089,318
Accrued interest receivable	26,344	26,344	—	5,690	20,654

Liabilities:
Non-interest-bearing deposits	$571,079	$571,079	$—	$571,079	$—
Interest-bearing deposits	3,644,201	3,647,845	—	3,647,845	—
Subordinated debentures	144,592	145,289	—	—	145,289
FHLB and other borrowings	114,647	114,647	—	114,647	—
Accrued interest payable	2,134	2,134	—	2,134	—

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2021, 2020, and 2019.  Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2021
	Commercial/	Mortgage
Revenue by Operating Segments	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$3,122	$—	$—	$3,122
Other	4,140	2	—	4,142
Interchange income	11,562	—	—	11,562
Investment brokerage fees	1,349	—	—	1,349
Net (losses) on OREO	(300)	—	—	(300)
Net gains on sales of securities (a)	143	—	—	143
Gain on acquisition	1,300	—	—	1,300
Loss on premises and equipment	(264)	—	—	(264)
Other	7,487	8,821	111	16,419
Total non-interest income	$28,539	$8,823	$111	$37,473

	Year Ended December 31, 2020
	Commercial/	Mortgage
Revenue by Operating Segments	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Non-interest income
Service charges on deposits
Overdraft fees	$3,218	$—	$—	$3,218
Other	3,993	2	—	3,995
Interchange income	9,433	—	—	9,433
Investment brokerage fees	932	—	—	932
Net (losses) on OREO	(537)	—	—	(537)
Net gains on sales of securities (a)	281	—	—	281
Gain on acquisition	7,835	—	—	7,835
Gain on premises and equipment	443	—	—	443
Other	4,940	10,444	892	16,276
Total non-interest income	$30,538	$10,446	$892	$41,876

	Year Ended December 31, 2019
Revenue by Operating Segments	Commercial/	Mortgage
	Retail	Banking	Holding
	Bank	Division	Company	Total
($ in thousands)
Non-interest income
Service charges on deposits
Overdraft fees	$4,277	$1	$—	$4,278
Other	3,558	2	—	3,560
Interchange income	8,024	—	—	8,024
Investment brokerage fees	83	—	—	83
Net gains (losses) on OREO	(144)	—	—	(144)
Net gains (losses) on sales of	—	—
securities (a)	122	—	—	122
Other	3,977	5,985	1,062	11,024
Total non-interest income	$19,897	$5,988	$1,062	$26,947
(a)	Not within scope of ASC 606

NOTE T - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follows:

Condensed Balance Sheets

	December 31,
($ in thousands)	2021	2020
Assets:
Cash and cash equivalents	$34,731	$67,231
Investment in subsidiary bank	776,215	720,159
Investments in statutory trusts	496	496
Bank owned life insurance	3,818	4,202
Other	6,187	2,659
	$821,447	$794,747
Liabilities and Stockholders’ Equity:
Subordinated debentures	$144,726	$144,592
Borrowed funds	—	4,647
Other	549	693
Stockholders’ equity	676,172	644,815
	$821,447	$794,747

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Income:
Interest and dividends	$10	$20	$26
Dividend income	—	18,526	50,390
Other	111	892	1,062
	121	19,438	51,478
Expenses:
Interest on borrowed funds	7,375	5,593	4,918
Legal and professional	941	1,014	3,401
Other	4,828	4,361	2,418
	13,144	10,968	10,737
(Loss) income before income taxes and equity in undistributed income of subsidiary	(13,023)	8,470	40,741
Income tax benefit	3,295	2,545	2,291
(Loss) income before equity in undistributed income of Subsidiary	(9,728)	11,015	43,032
Equity in undistributed income of subsidiary	73,895	41,490	713

Net income	$64,167	$52,505	$43,745

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$64,167	$52,505	$43,745
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(73,895)	(41,490)	(713)
Restricted stock expense	3,100	2,352	1,661
Other, net	(3,343)	329	1,185
Net cash (used in) provided by operating activities	(9,970)	13,696	45,878

Cash flows from investing activities:
Net outlays for acquisitions	—	1,726	(32,363)
Net cash ( used in) provided by investing activities	—	1,726	(32,363)

Cash flows from financing activities:
Dividends paid on common stock	(11,991)	(8,589)	(5,190)
Repurchase of restricted stock for payment of taxes	(721)	(494)	(63)
Common stock repurchased	(5,171)	(8,067)	(5,229)
Repayment of borrowed funds	(4,647)	(707)	(173)
Issuance of subordinated debt	—	63,725	—
Net cash (used in) provided by financing Activities	(22,530)	45,868	(10,655)

Net (decrease) increase in cash and cash equivalents	(32,500)	61,290	2,860
Cash and cash equivalents at beginning of year	67,231	5,941	3,081

Cash and cash equivalents at end of year	$34,731	$67,231	$5,941

NOTE U - OPERATING SEGMENTS

The Company is considered to have three principal business segments in 2021, 2020, and 2019, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

	Year Ended December 31, 2021
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$176,153	$582	$10	$176,745
Interest expense	12,166	140	7,375	19,681
Net interest income (loss)	163,987	442	(7,365)	157,064
Provision (credit) for credit losses	(1,104)	—	—	(1,104)
Net interest income (loss) after provision for loan losses	165,091	442	(7,365)	158,168
Non-interest income	28,539	8,823	111	37,473
Non-interest expense	103,430	5,361	5,768	114,559
Income (loss) before income taxes	90,200	3,904	(13,022)	81,082
Income tax (benefit) expense	19,222	988	(3,295)	16,915
Net income (loss)	$70,978	$2,916	$(9,727)	$64,167

Total Assets	$6,015,664	$16,519	$45,231	$6,077,414
Net Loans	2,929,995	6,494	—	2,936,489

	Year Ended December 31, 2020
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$178,462	$866	$20	$179,348
Interest expense	20,801	270	5,593	26,664
Net interest income (loss)	157,661	596	(5,573)	152,684
Provision (credit) for loan losses	25,076	75	—	25,151
Net interest income (loss) after provision for loan losses	132,585	521	(5,573)	127,533
Non-interest income	30,538	10,446	892	41,876
Non-interest expense	95,370	5,596	5,375	106,341
Income (loss) before income taxes	67,753	5,371	(10,056)	63,068
Income tax (benefit) expense	11,749	1,359	(2,545)	10,563
Net income (loss)	$56,004	$4,012	$(7,511)	$52,505

Total Assets	$5,044,647	$33,525	$74,588	$5,152,760
Net Loans	3,099,675	9,615	—	3,109,290

	Year Ended December 31, 2019
	Commercial/	Mortgage
	Retail	Banking	Holding
($ in thousands)	Bank	Division	Company	Total
Interest income	$147,500	$1,003	$26	$148,529
Interest expense	21,388	417	4,918	26,723
Net interest income (loss)	126,112	586	(4,892)	121,806
Provision (credit) for loan losses	3,781	(43)	—	3,738
Net interest income (loss) after provision for loan losses	122,331	629	(4,892)	118,068
Non-interest income	19,897	5,988	1,062	26,947
Non-interest expense	78,440	4,310	5,819	88,569
Income (loss) before income taxes	63,914	2,181	(9,649)	56,446
Income tax (benefit) expense	14,595	490	(2,384)	12,701
Net income (loss)	$49,319	$1,691	$(7,265)	$43,745

Total Assets	$3,902,703	$26,231	$12,929	$3,941,863
Net Loans	2,584,385	12,875	—	2,597,260

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2021
Total interest income	$45,187	$43,238	$44,435	$43,885
Total interest expense	5,958	5,188	4,407	4,128
Net interest income	$39,229	$38,050	$40,028	$39,757
Provision for credit losses	—	—	—	(1,104)
Net interest income after provision for credit losses	39,229	38,050	40,028	40,861
Total non-interest income	9,472	8,822	9,586	9,593
Total non-interest expense	27,264	27,452	29,053	30,790
Income tax expense	4,793	3,820	4,429	3,873
Net income available to common stockholders	$16,644	$15,600	$16,132	$15,791
Per common share:
Net income, basic	$0.79	$0.74	$0.77	$0.75
Net income, diluted	0.79	0.74	0.76	0.75
Cash dividends declared	0.13	0.14	0.15	0.16

2020
Total interest income	$41,598	$45,799	$46,338	$45,613
Total interest expense	7,533	6,619	6,365	6,147
Net interest income	$34,065	$39,180	$39,973	$39,466
Provision for loan losses	7,102	7,606	6,921	3,522
Net interest income after provision for loan losses	26,963	31,574	33,052	35,944
Total non-interest income	6,474	15,680	8,794	10,928
Total non-interest expense	23,439	28,070	26,936	27,896
Income tax expense	1,687	2,241	2,993	3,642
Net income available to common stockholders	$8,311	$16,943	$11,917	$15,334
Per common share:
Net income, basic	$0.44	$0.79	$0.56	$0.72
Net income, diluted	0.44	0.79	0.55	0.72
Cash dividends declared	0.10	0.10	0.10	0.12

2019
Total interest income	$33,273	$37,571	$37,241	$40,444
Total interest expense	6,142	6,799	6,782	7,000
Net interest income	$27,131	$30,772	$30,459	$33,444
Provision for loan losses	1,123	791	974	850
Net interest income after provision for loan losses	26,008	29,981	29,485	32,594
Total non-interest income	5,554	6,716	7,103	7,574
Total non-interest expense	21,893	20,891	20,825	24,960
Income tax expense	2,034	3,823	3,491	3,353
Net income available to common stockholders	$7,635	$11,983	$12,272	$11,855
Per common share:
Net income, basic	$0.48	$0.69	$0.71	$0.64
Net income, diluted	0.63	0.70	0.74	0.72
Cash dividends declared	0.07	0.08	0.08	0.08

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of December 31, 2021, the Company’s aggregate outstanding exposure in these segments was $478.9 million, and total loan modifications resulting from COVID-19 were approximately $710.7 million. While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

As permitted by SEC guidance, management has excluded the operations of the Cadence Branches from the scope of management’s report on internal control over financial reporting.   The Cadence Branches were acquired during the year ended December 31, 2021.  For the year ended December 31, 2021, the Cadence Branches represented approximately 6.8% of total consolidated assets.  Due to the timing of the data conversion and the integration of operations of the branches onto the Company’s existing operations, historical reporting of the acquired branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired branches since the acquisition date are not available.

This Annual Report on Form 10-K contains an audit report of BKD LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2021 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

The First Bancshares, Inc.

Hattiesburg, Mississippi

Opinion on the Internal Control over Financial Reporting

We have audited The First Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in management’s report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2021, has excluded the operations of the Cadence Branches acquired on December 3, 2021. We have also excluded the Cadence Branches from the scope of our audit of internal control over financial reporting, which represented approximately 7% of consolidated total assets and less than 1% of revenues and for the year ended December 31, 2021.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 11, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying [title of management’s report]. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Jackson, Mississippi

March 11, 2022

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 19, 2022, which proxy materials will be filed with the SEC on or about April 6, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 19, 2022, which proxy materials will be filed with the SEC on or about April 6, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 19, 2022, which proxy materials will be filed with the SEC on or about April 6, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 19, 2022, which proxy materials will be filed with the SEC on or about April 6, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 19, 2022, which proxy materials will be filed with the SEC on or about April 6, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.

Consolidated balance sheets – December 31, 2021 and 2020

Consolidated statements of income – Years ended December 31, 2021, 2020, and 2019

Consolidated statements of other comprehensive income – Years ended December 31, 2021, 2020, and 2019

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2021, 2020 and 2019

Consolidated statements of cash flows –Years ended December 31, 2021, 2020, and 2019

Notes to consolidated financial statements – December 31, 2021, 2020, and 2019

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

4.6	Description of Securities*

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

10.10

Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11

Supplemental Executive Retirement Agreement effective January 1, 2020 between The First, A National Banking Association and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.12

Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.13

Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report in Form 10-K filed in March 12,2021).+

10.14

Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.15

Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+

10.16

Amendment to Stock Incentive Agreement for Outstanding Shares of Restricted Stock, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 21, 2019). +

10.17

Subordinated Note Purchase Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.18

Registration Rights Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of BKD LLP.*

23.2	Consent of Crowe LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

+ Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 11, 2022	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Dee Dee Lowery
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

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director and Chairman of the Board	March 11, 2022
/s/ Rodney D. Bennett	Director	March 11, 2022
/s/ David W. Bomboy	Director	March 11, 2022
/s/ Charles R. Lightsey	Director	March 11, 2022
/s/ Fred McMurry	Director	March 11, 2022
/s/ Thomas E. Mitchell	Director	March 11, 2022
/s/ Renee Moore	Director	March 11, 2022
/s/ Ted E. Parker	Director	March 11, 2022
/s/ J. Douglas Seidenburg	Director	March 11, 2022
/s/ Andrew D. Stetelman	Director	March 11, 2022
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President and Director	March 11, 2022
(Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 11, 2022