Form 10-Q
period 2022-03-31
FIRST BANCSHARES INC /MS/
filed 2022-05-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
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

Common stock, $1.00 par value, 21,736,437 shares issued and 20,486,830 outstanding as of May 3, 2022.

Auditor Firm PCAOB ID: 686	Auditor Name: BKD, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FIRST BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$125,709	$115,232
Interest-bearing deposits with banks	676,904	804,481
Total cash and cash equivalents	802,613	919,713
Securities available-for-sale, at fair value (amortized cost: $1,683,844 2022; $1,741,153; allowance for credit losses: $0)	1,591,677	1,751,832
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $358,395 - 2022; $0 – 2021)	372,062	—
Other securities	22,226	22,226
Total securities	1,985,965	1,774,058
Loans held for sale	8,213	7,678
Loans held for investment	2,970,246	2,959,553
Allowance for credit losses	(31,620)	(30,742)
Net loans held for investment	2,938,626	2,928,811
Interest receivable	23,234	23,256
Premises and equipment	125,756	125,959
Operating lease right-of-use assets	3,779	4,095
Finance lease right-of-use assets	2,278	2,394
Cash surrender value of bank-owned life insurance	84,357	87,420
Goodwill	156,659	156,663
Other real estate owned	2,835	2,565
Other assets	61,780	44,802
Total assets	$6,196,095	$6,077,414
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$810,723	$756,118
Interest-bearing	4,627,015	4,470,666
Total deposits	5,437,738	5,226,784
Interest payable	1,306	1,711
Subordinated debentures	144,801	144,726
Operating lease liabilities	3,876	4,192
Finance lease liabilities	2,050	2,094
Allowance for credit losses on off-balance sheet credit exposures	1,070	1,070
Other liabilities	14,814	20,665
Total liabilities	5,605,655	5,401,242
Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 21,734,437 shares issued at March 31, 2022, and 21,668,644 shares issued at December 31, 2021, respectively	21,734	21,669
Additional paid-in capital	459,075	459,228
Retained earnings	219,589	206,228
Accumulated other comprehensive (loss) income	(68,847)	7,978
Treasury stock, at cost, 1,249,607 shares at March 31, 2022 and 649,607 shares at December 31, 2021	(41,111)	(18,931)
Total shareholders’ equity	590,440	676,172
Total liabilities and shareholders’ equity	$6,196,095	$6,077,414

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$34,154	$39,613
Interest and dividends on securities:
Taxable interest and dividends	6,152	3,591
Tax exempt interest	2,422	1,935
Interest on federal funds sold and interest-bearing deposits in other banks	13	48
Total interest income	42,741	45,187
Interest expense:
Interest on deposits	2,283	3,849
Interest on borrowed funds	1,819	2,109
Total interest expense	4,102	5,958
Net interest income	38,639	39,229
Provision for credit losses, LHFI	—	—
Provision for credit losses, OBSC exposures	—	—
Net interest income after provision for credit losses	38,639	39,229
Non-interest income:
Service charges on deposit accounts	2,040	1,761
(Loss) gain on securities	(3)	20
Government awards/grants	702	—
BOLI death proceeds	1,630	—
Gain (loss) on sale of premises and equipment	2	(4)
Other	6,786	7,695
Total non-interest income	11,157	9,472
Non-interest expense:
Salaries and employee benefits	16,799	16,054
Occupancy and equipment	3,876	3,879
Acquisition expense/charter conversion	408	—
Other	7,507	7,331
Total non-interest expense	28,590	27,264
Income before income taxes	21,206	21,437
Income tax expense	4,377	4,793
Net income	$16,829	$16,644

Basic earnings per share	$0.81	$0.79
Diluted earnings per share	0.81	0.79

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Net income	$16,829	$16,644
Other comprehensive income:
Unrealized holding losses arising during the period on available-for-sale securities	(102,849)	(12,852)
Reclassification adjustment for losses (gains) included in net income	3	(20)
Unrealized holding losses arising during the period on available-for-sale securities	(102,846)	(12,872)
Income tax benefit	26,021	3,257
Other comprehensive loss	(76,825)	(9,615)
Comprehensive (loss) income	$(59,996)	$7,029

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common Stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	$21,668	$456,849	$168,162	$16,201	(649,607)	$(18,931)	$643,949

Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	21,734,437	$21,734	$459,075	$219,589	$(68,847)	(1,249,607)	$(41,111)	$590,440

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net income	$16,829	$16,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,569	3,318
Gain on sale or writedown of ORE	(46)	(75)
Securities loss (gain)	3	(20)
(Gain) loss on disposal of premises and equipment	(2)	4
Restricted stock expense	466	440
Increase in cash value of life insurance	(574)	(482)
Federal Home Loan Bank stock dividends	-	(14)
Residential loans originated and held for sale	(38,783)	(79,365)
Proceeds from sale of residential loans held for sale	38,248	85,678
Changes in:
Interest receivable	22	1,658
Interest payable	(405)	(532)
Operating lease liability	(316)	(398)
Other, net	4,093	5,351
Net cash provided by operating activities	23,104	32,207
Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	56,465	53,570
Purchases of available-for-sale and held-to-maturity securities	(372,629)	(180,948)
Redemptions of other securities, net	—	5,352
Net (increase) decrease in loans	(9,510)	65,731
Net changes in premises and equipment	(1,183)	(283)
Proceeds from sale of other real estate owned	271	831
Bank-owned life insurance – death proceeds	1,630	—
Purchase of bank-owned life insurance	—	(12,248)
Net cash used in investing activities	(324,956)	(67,995)
Cash flows from financing activities:
Increase in deposits	210,953	405,078
Net decrease in borrowed funds	—	(110,181)
Principal payments on finance lease liabilities	(44)	(47)
Dividends paid on common stock	(3,423)	(2,688)
Cash paid to repurchase common stock	(22,180)	(5,171)
Payment of subordinated debt issuance costs	—	(59)
Repurchase of restricted stock for payment of taxes	(554)	(441)
Net cash provided by financing activities	184,752	286,491
Net change in cash and cash equivalents	(117,100)	250,703
Beginning cash and cash equivalents	919,713	562,554
Ending cash and cash equivalents	$802,613	$813,257

Supplemental disclosures:
Loans transferred to other real estate	493	723
Issuance of restricted stock grants	82	85
Dividends on restricted stock grants	45	35

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

NOTE 2 – SUMMARY OF ORGANIZATION

The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).

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

At March 31, 2022, the Company had approximately $6.196 billion in assets, $2.939 billion in net loans held for investment (“LHFI”), $5.438 billion in deposits, and $590.4 million in shareholders' equity. For the three months ended March 31, 2022, the Company reported net income of $16.8 million.

On February 25, 2022, the Company paid a cash dividend in the amount of $0.17 per share to shareholders of record as of the close of business on February 10, 2022.

NOTE 3 – ACCOUNTING STANDARDS

Effect of Recently Adopted Accounting Standards

In November 2021, FASB issued Accounting Standard Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): “Disclosures by Business Entities about Government Assistance.” These amendments are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The Company adopted ASU 2021-10 effective January 1, 2022. Adoption of ASU 2021-10 did not have a material impact to the Company’s consolidated financial statements.

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

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan.  The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.  This ASU is effective for the Company after December 15, 2022.  The Company is assessing ASU 2022-02 and its impact on the Company’s consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS

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

Expenses associated with the branch acquisition of the Cadence Branches were $230 thousand for the three months ended March 31, 2022. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.

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

Expenses associated with the SWG acquisition were $0 for the three months ended March 31, 2022. These costs included system conversion and integrating operations charges and legal and consulting expenses, which have been expensed as incurred.

The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2020, are as follows ($ in thousands):

December 31, 2020
Outstanding principal balance	$297,528
Carrying amount	295,772

Supplemental Pro Forma Information

The following table presents certain supplemental pro forma information, for illustrative purposes only, for the three months ended March 31, 2022 and 2021 as if the SWG and Cadence Branches acquisitions had occurred on January 1, 2021.  The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($in thousands)	Pro-Forma	Pro-Forma
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Net interest income	$38,639	$39,229
Non-interest income	11,157	9,472
Total revenue	49,796	48,701
Income before income taxes	21,461	21,437

Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.  The Company’s operating results for the three months ended March 31, 2022, include the operating results of the acquired assets and assumed liabilities of the Cadence Branches subsequent to the acquisition date.  Due to the timing of the data conversion and the integration of operations of the branches onto the Company’s existing operations, historical reporting of the acquired branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired branches since the acquisition date are not available.

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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2022			March 31, 2021
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Data	(Numerator)	(Denominator)	Share Data
Basic earnings per share	$16,829	20,697,946	$0.81	$16,644	21,009,088	$0.79
Effect of dilutive shares:
Restricted stock grants		149,051			191,470
Diluted earnings per share	$16,829	20,846,997	$0.81	$16,644	21,200,558	$0.79

The Company granted 82,123 shares and 84,578 shares of restricted stock in the first quarter of 2022 and 2021, respectively.

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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  At March 31, 2022, and December 31, 2021 these financial instruments consisted of the following:

($ in thousands)	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$123,092	$15,086	$80,760	$23,946
Unused lines of credit	221,457	314,120	213,332	309,791
Standby letters of credit	2,692	9,164	2,586	9,737

Commitments to make loans are generally made for periods of 90 days or less.  The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.

ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures

The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2022 and December 31, 2021.  The ACL on OBSC exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Changes in the ACL on OBSC exposures were as follows for the presented periods ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$1,070	$—
Adoption of ASU 326	—	718
Credit loss expense related to OBSC exposures	—	—
Balance at end of period	$1,070	$718

Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures.

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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2022 and December 31, 2021:

●	Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where, quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where, quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
●	Loans Held for Sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.
●	Collateral Dependent Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for cost associated with litigation and collection. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
●	Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

March 31, 2022			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
				Observable	Unobservable
	Carrying	Estimated	Quoted Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$802,613	$802,613	$802,613	$—	$—
Securities available-for-sale:
U.S. Treasury	128,993	128,993	128,993	—	—
Obligations of U.S. government agencies and sponsored entities	164,582	164,582	—	164,582	—
Municipal securities	639,253	639,253	—	619,625	19,628
Mortgage-backed securities	623,117	623,117	—	623,117	—
Corporate obligations	35,732	35,732	—	35,689	43
Securities held- to-maturity	372,062	358,395	—	358,395	—
Loans, net	2,938,626	2,967,573	—	—	2,967,573
Accrued interest receivable	23,234	23,234	—	7,542	15,692
Liabilities:
Noninterest-bearing deposits	$810,723	$810,723	$—	$810,723	$—
Interest-bearing deposits	4,627,015	4,572,416	—	4,572,416	—
Subordinated debentures	144,801	156,128	—	—	156,128
Accrued interest payable	1,306	1,306	—	1,306	—

December 31, 2021			Fair Value Measurements
($ in thousands)
				Significant
				Other	Significant
			Quoted	Observable	Unobservable
	Carrying	Estimated	Prices	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$919,713	$919,713	$919,713	$—	$—
Securities available-for-sale:
U.S. Treasury	135,158	135,158	135,158	—	—
Obligations of U.S. government agencies and sponsored entities	183,021	183,021	—	183,021	—
Municipal securities	708,502	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	688,298	—	688,298	—
Corporate obligations	36,853	36,853	—	36,810	43
Loans, net	2,928,811	2,956,297	—	—	2,956,297
Accrued interest receivable	23,256	23,256	—	6,838	16,418
Liabilities:
Non-interest-bearing deposits	$756,118	$756,118	$—	$756,118	$—
Interest-bearing deposits	4,470,666	4,431,771	—	4,431,771	—
Subordinated debentures	144,726	156,952	—	—	156,952
Accrued interest payable	1,711	1,711	—	1,711	—

Assets measured at fair value on a recurring basis are summarized below:

March 31, 2022

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$128,993	$128,993	$—	$—
Obligations of U.S. Government agencies and sponsored entities	164,582	—	164,582	—
Municipal securities	639,253	—	619,625	19,628
Mortgage-backed securities	623,117	—	623,117	—
Corporate obligations	35,732	—	35,689	43
Total available-for-sale	$1,591,677	$128,993	$1,443,013	$19,671

December 31, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		For	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale
U.S. Treasury	$135,158	$135,158	$—	$—
Obligations of U.S. Government agencies and sponsored entities	183,021	—	183,021	—
Municipal securities	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	—	688,298	—
Corporate obligations	36,853	—	36,810	43
Total available-for-sale	$1,751,832	$135,158	$1,596,508	$20,166

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust
	Preferred Securities
($ in thousands)	2022	2021
Balance, January 1	$43	$235
Unrealized gain included in comprehensive income	—	40
Balance at March 31	$43	$275

	Municipal Securities
($ in thousands)	2022	2021
Balance, January 1	$20,123	$20,126
Maturities, calls and paydowns	(216)	—
Unrealized (loss) gain included in comprehensive income	(279)	22
Balance at March 31	$19,628	$20,148

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

			Significant Unobservable
Trust Preferred Securities	Fair Value	Valuation Technique	Inputs	Range of Inputs
March 31, 2022	$43	Discounted cash flow	Probability of default	2.86% - 2.99%
December 31, 2021	$43	Discounted cash flow	Probability of default	2.35% - 2.47%

			Significant
Municipal Securities	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
March 31, 2022	$19,628	Discounted cash flow	Discount Rate	0.70% - 2.78%
December 31, 2021	$20,123	Discounted cash flow	Discount Rate	0.50% - 1.90%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at March 31, 2022 and December 31, 2021.

March 31, 2022

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$2,095	$—	$—	$2,095
Other real estate owned	2,835	—	—	2,835

December 31, 2021

($ in thousands)		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For	Observable	Unobservable
		Identical Assests	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	2,565	—	—	2,565

NOTE 9 - SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$135,854	$—	$6,861	$128,993
Obligations of U.S. government agencies and sponsored entities	173,403	57	8,878	164,582
Tax-exempt and taxable obligations of states and municipal subdivisions	684,533	2,844	48,124	639,253
Mortgage-backed securities - residential	387,989	533	19,491	369,031
Mortgage-backed securities - commercial	266,197	508	12,619	254,086
Corporate obligations	35,868	367	503	35,732
Total available-for-sale	$1,683,844	$4,309	$96,476	$1,591,677
Held-to-maturity:
U.S. Treasury	$109,476	$—	$2,127	$107,349
Obligations of U.S. government agencies and sponsored entities	18,134	—	—	18,134
Tax-exempt and taxable obligations of states and municipal subdivisions	61,398	—	5,092	56,306
Mortgage-backed securities - residential	110,817	—	4,048	106,769
Mortgage-backed securities - commercial	62,237	—	1,944	60,293
Corporate obligations	10,000	—	456	9,544
Total held-to-maturity	$372,062	$—	$13,667	$358,395

($ in thousands)	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$135,889	$83	$814	$135,158
Obligations of U.S. government agencies sponsored entities	182,877	1,238	1,094	183,021
Tax-exempt and taxable obligations of states and municipal subdivisions	698,861	12,452	2,811	708,502
Mortgage-backed securities - residential	410,269	4,123	3,425	410,967
Mortgage-backed securities - commercial	277,353	2,917	2,939	277,331
Corporate obligations	35,904	962	13	36,853
Total available-for-sale	$1,741,153	$21,775	$11,096	$1,751,832

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

ACL on Securities

Securities Available for Sale

Quarterly, the Company evaluates if a security has a fair value less than its amortized cost.  Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis as outlined below:

●	Review the extent to which the fair value is less than the amortized cost and determine if the decline is indicative of credit loss or other factors.
●	The securities that violate the credit loss trigger above would be subjected to additional analysis.

●	If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using the discounted cash flow (“DCF”) analysis using the effective interest rate. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. The allowance for the calculated credit loss will be monitored going forward for further credit deterioration or improvement.

At both March 31, 2022 and December 31, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.

Accrued interest receivable is excluded from the estimate of credit losses for securities AFS.  Accrued interest receivable totaled $6.5 million and $6.8 million at March 31, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

All AFS securities were current with no securities past due or on nonaccrual as of March 31, 2022 and December 31, 2021.

Securities Held to Maturity

At March 31, 2022, the potential credit loss exposure was $197 thousand and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity.  Accrued interest receivable totaled $756 thousand and $0 at March 31, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.

At March 31, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at March 31, 2022.

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings.  The Company monitors the credit ratings on a quarterly basis.  The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2022, aggregated by credit quality indicators ($ in thousands):

March 31, 2022
A2	$1,422
Aa1/Aa2	12,062
Aaa	303,194
Not rated	55,384
Total	$372,062

The amortized cost and fair value of debt securities are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	March 31, 2022
	Amortized	Fair
Available-for-Sale	Cost	Value
Due less than one year	$36,378	$36,420
Due after one year through five years	248,150	241,935
Due after five years through ten years	395,784	372,741
Due greater than ten years	349,346	317,464
Mortgage-backed securities - residential	387,989	369,031
Mortgage-backed securities - commercial	266,197	254,086
Total	$1,683,844	$1,591,677

Held-to-maturity
Due less than one year	$10,280	$10,230
Due after one year through five years	103,433	101,152
Due after five years through ten years	33,969	32,933
Due greater than ten years	51,326	47,018
Mortgage-backed securities - residential	110,817	106,769
Mortgage-backed securities - commercial	62,237	60,293
Total	$372,062	$358,395

The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.019 billion and $889.5 million at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021. There were no held-to-maturity securities at December 31, 2021.  The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	March 31, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$128,014	$6,773	$979	$88	$128,993	$6,861
Obligations of U.S. government agencies and sponsored entities	149,445	8,449	4,876	429	154,321	8,878
Tax-exempt and taxable obligations of state and municipal subdivisions	457,582	41,484	62,050	6,640	519,632	48,124
Mortgage-backed securities - residential	287,353	16,315	34,234	3,176	321,587	19,491
Mortgage-backed securities - commercial	165,280	10,689	21,506	1,930	186,786	12,619
Corporate obligations	17,386	499	38	4	17,424	503
Total	$1,205,060	$84,209	$123,683	$12,266	$1,328,743	$96,476

Held-to-maturity
U.S. Treasury	$107,349	$2,127	$—	$—	$107,349	$2,127
Tax-exempt and taxable obligations of
state and municipal subdivisions	56,306	5,092	—	—	56,306	5,092
Mortgage-backed securities - residential	106,769	4,048	—	—	106,769	4,048
Mortgage-backed securities - commercial	60,293	1,944	—	—	60,293	1,944
Corporate obligations	9,544	456	—	—	9,544	456
Total	$340,261	$13,667	$—	$—	$340,261	$13,667

($ in thousands)	December 31, 2021
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$130,098	$814	$—	$—	$130,098	$814
Obligations of U.S. government agencies and sponsored entities	121,402	933	5,254	161	126,656	1,094
Tax-exempt and taxable obligations of state and municipal subdivisions	249,430	2,692	3,692	119	253,122	2,811
Mortgage-backed securities - residential	284,183	3,228	8,912	197	293,095	3,425
Mortgage-backed securities - commercial	174,697	2,836	3,038	103	177,735	2,939
Corporate obligations	6,692	8	42	5	6,734	13
Total	$966,502	$10,511	$20,938	$585	$987,440	$11,096

At March 31, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 952 and 304 securities, respectively, which were in an unrealized loss position.  Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly.  The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at March 31, 2022 and December 31, 2021.

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

The following table shows the composition of the loan portfolio:

($ in thousands)	March 31, 2022	December 31, 2021
Loans held for sale
Mortgage loans held for sale	$8,213	$7,678
Total LHFS	$8,213	$7,678

Loans held for investment
Commercial, financial and agriculture (1)	$385,036	$397,516
Commercial real estate	1,697,839	1,683,698
Consumer real estate	848,021	838,654
Consumer installment	39,350	39,685
Total loans	2,970,246	2,959,553
Less allowance for credit losses	(31,620)	(30,742)
Net LHFI	$2,938,626	$2,928,811
(1)	Loan balance includes $19.4 million and $41.1 million in Paycheck Protection Program (“PPP”) loans as of March 31, 2022 and December 31, 2021, respectively.

Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI.  At March 31, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $15.7 million and $16.4 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

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

The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

	March 31, 2022
		Past Due			Total
	Past Due	90 Days			Past Due,		Nonaccrual
	30 to 89	or More and			Nonaccrual	Total	and PCD
($ in thousands)	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	with No ACL
Commercial, financial and agriculture (1)	$986	$—	$153	$—	$1,139	$385,036	$—
Commercial real estate	4,300	—	18,580	1,467	24,347	1,697,839	1,438
Consumer real estate	2,965	—	3,168	1,358	7,491	848,021	557
Consumer installment	94	—	9	1	104	39,350	5
Total	$8,345	$—	$21,910	$2,826	$33,081	$2,970,246	$2,000
(1)	Total loan balance includes $19.4 million in PPP loans as of March 31, 2022.

December 31, 2021
		Past Due 90			Total		Nonaccrual
	Past Due	Days or			Past Due,		and PCD
	30 to 89	More and			Nonaccrual	Total	with No
($ in thousands)	Days	Still Accruing	Nonaccrual	PCD	and PCD	LHFI	ACL
Commercial, financial and agriculture (1)	$246	$—	$190	$—	$436	$397,516	$—
Commercial real estate	453	—	19,445	2,082	21,980	1,683,698	1,661
Consumer real estate	2,140	45	3,776	2,512	8,473	838,654	1,488
Consumer installment	121	—	7	1	129	39,685	—
Total	$2,960	$45	$23,418	$4,595	$31,018	$2,959,553	$3,149
(1)	Total loan balance includes $41.1 million in PPP loans as of December 31, 2021.

Acquired Loans

As of March 31, 2022, and December 31, 2021 the amortized cost of the Company’s PCD loans totaled $6.7 million and $8.6 million, respectively, which had an estimated ACL of $619 thousand and $855 thousand, respectively.

Troubled Debt Restructurings

If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.

In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic and its economic impact to its customers, the Company implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification.  This program allowed for a deferral of payments for up two successive 90-day periods for a cumulative maximum of 180 days.  Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as TDRs.  For borrowers requiring a longer-term modification following the short-term loan modification program the Company worked with these borrowers whose loans were not more than 30 days past due at December 31, 2019 and who required modification as a result of COVID-19 to modify such loans under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

As of March 31, 2022, and December 31, 2021, the Company had TDRs totaling $22.0 million and $24.2 million, respectively.   As of March 31, 2022, the Company had no additional amount committed on any loan classified as TDR.  As of March 31, 2022, and December 31, 2021, TDRs had a related ACL of $4.1 million and $4.3 million, respectively.

The following table presents LHFI by class modified as TDRs that occurred during the three months ended March 31, 2022.  There were no TDRs added during the three months ended March 31, 2021 ($ in thousands, except for number of loans).

	Three Months Ended March 31,
		Outstanding	Outstanding
		Recorded	Recorded
	Number of	Investment	Investment
2022	Loans	Pre-Modification	Post-Modification
Commercial real estate	1	$230	$230
Total	1	$230	$230

The TDRs presented above increased the ACL $1 thousand and $0 thousand and resulted in no charge-offs for the three months period ended March 31, 2022 and 2021, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

	Three Months Ended March 31,
	2022		2021
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment	Loans	Investment
Commercial real estate	3	$4,606	3	$1,065
Consumer real estate	3	141	—	—
Total	6	$4,747	3	$1,065

The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $1.5 million and $89 thousand and resulted in no charge-offs for the three months period ended March 31, 2022 and 2021, respectively.

The following tables represents the Company’s TDRs at March 31, 2022 and December 31, 2021:

March 31, 2022			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$18	$—	$—	$85	$103
Commercial real estate	3,210	—	—	16,051	19,261
Consumer real estate	1,665	—	—	943	2,608
Consumer installment	16	—	—	—	16
Total	$4,909	$—	$—	$17,079	$21,988
Allowance for credit losses	$81	$—	$—	$3,974	$4,055

December 31, 2021			Past Due 90
	Current	Past Due	days and still
($ in thousands)	Loans	30-89	accruing	Nonaccrual	Total
Commercial, financial and agriculture	$63	$—	$—	$107	$170
Commercial real estate	3,367	—	—	16,858	20,225
Consumer real estate	1,772	—	—	1,973	3,745
Consumer installment	18	—	—	—	18
Total	$5,220	$—	$—	$18,938	$24,158
Allowance for credit losses	$90	$—	$—	$4,217	$4,307

Collateral Dependent Loans

The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022
	Real Property	Miscellaneous	Total
Commercial real estate	$1,438	$—	$1,438
Consumer real estate	682	—	682
Consumer installment	—	5	5
Total	$2,120	$5	$2,125

December 31, 2021	Real Property	Total
Commercial real estate	$1,712	$1,712
Consumer real estate	1,858	1,858
Total	$3,570	$3,570

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

Loan Participations

The Company has loan participations, which qualify as participating interest, with other financial institutions.  As of March 31, 2022, these loans totaled $107.3 million, of which $66.9 million had been sold to other financial institutions and $40.4 million was purchased by the Company.  As of December 31, 2021, these loans totaled $118.4 million, of which $77.8 million had been sold to other financial institutions and $40.6 million was purchased by the Company.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

These above classifications were the most current available as of March 31, 2022, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at March 31, 2022 and December 31, 2021. Revolving loans converted to term as of the three months ended March 31, 2022 and December 31, 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$35,149	$129,950	$55,278	$48,382	$44,072	$54,853	$87	$367,771
Special mention	—	—	230	681	1,235	7,505	—	9,651
Substandard	38	40	—	1,151	4,921	1,464	—	7,614
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial
and agriculture	$35,187	$129,990	$55,508	$50,214	$50,228	$63,822	$87	$385,036

Commercial real estate:
Risk Rating
Pass	$122,802	$406,171	$293,259	$195,948	$162,109	$414,336	$—	$1,594,625
Special mention	—	1,326	2,245	1,744	7,764	16,116	—	29,195
Substandard	—	5,041	2,613	2,438	16,941	46,986	—	74,019
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$122,802	$412,538	$298,117	$200,130	$186,814	$477,438	$—	$1,697,839

Consumer real estate:
Risk Rating
Pass	$50,294	$246,677	$148,600	$65,615	$61,059	$159,050	$98,248	$829,543
Special mention	—	—	—	326	26	3,486	—	3,838
Substandard	785	436	424	898	2,973	7,686	1,438	14,640
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$51,079	$247,113	$149,024	$66,839	$64,058	$170,222	$99,686	$848,021

Consumer installment:
Risk Rating
Pass	$5,005	$16,200	$7,862	$3,477	$1,294	$2,365	$3,098	$39,301
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	26	2	5	16	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$5,005	$16,200	$7,888	$3,479	$1,299	$2,381	$3,098	$39,350

Total
Pass	$213,250	$798,998	$504,999	$313,422	$268,534	$630,604	$101,433	$2,831,240
Special mention	—	1,326	2,475	2,751	9,025	27,107	—	42,684
Substandard	823	5,517	3,063	4,489	24,840	56,152	1,438	96,322
Doubtful	—	—	—	—	—	—	—	—
Total	$214,073	$805,841	$510,537	$320,662	$302,399	$713,863	$102,871	$2,970,246

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial, financial and:
agriculture
Risk Rating
Pass	$152,798	$60,106	$52,802	$47,988	$22,083	$43,773	$178	$379,728
Special mention	—	255	749	90	481	29	—	1,604
Substandard	—	—	1,398	6,184	360	8,242	—	16,184
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$152,798	$60,361	$54,949	$54,262	$22,924	$52,044	$178	$397,516

Commercial real estate:
Risk Rating
Pass	$402,284	$313,288	$207,879	$177,943	$134,234	$332,588	$—	$1,568,216
Special mention	1,326	2,259	1,782	15,076	2,779	15,519	—	38,741
Substandard	3,904	3,189	1,931	17,147	18,814	31,756	—	76,741
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$407,514	$318,736	$211,592	$210,166	$155,827	$379,863	$—	$1,683,698

Consumer real estate:
Risk Rating
Pass	$243,340	$164,359	$70,465	$66,940	$51,988	$121,238	$98,444	$816,774
Special mention	—	—	331	26	1,746	1,949	—	4,052
Substandard	444	532	1,280	3,410	1,288	9,241	1,633	17,828
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$243,784	$164,891	$72,076	$70,376	$55,022	$132,428	$100,077	$838,654

Consumer installment:
Risk Rating
Pass	$17,980	$9,245	$4,222	$1,645	$1,088	$1,758	$3,697	$39,635
Special mention	—	—	—	—	1	—	—	1
Substandard	—	26	3	5	8	7	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$17,980	$9,271	$4,225	$1,650	$1,097	$1,765	$3,697	$39,685

Total
Pass	$816,402	$546,998	$335,368	$294,516	$209,393	$499,357	$102,319	$2,804,353
Special mention	1,326	2,514	2,862	15,192	5,007	17,497	—	44,398
Substandard	4,348	3,747	4,612	26,746	20,470	49,246	1,633	110,802
Doubtful	—	—	—	—	—	—	—	—
Total	$822,076	$553,259	$342,842	$336,454	$234,870	$566,100	$103,952	$2,959,553

Allowance for Credit Losses

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

The ACL represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information, from internal and external sources, about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors.  Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data.  Expected losses are estimated over the contractual term of the loans, adjusted for expected prepayments.  The contractual term excludes expected extensions, renewals, and modifications.  Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received.  Expected recovery amounts may not exceed the aggregate of amounts previously charged-off.

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Provision for credit losses	—	—	—	—	—
Loans charged-off	(52)	(3)	(7)	(169)	(231)
Recoveries	53	224	610	222	1,109
Total ending allowance balance	$4,874	$17,773	$8,492	$481	$31,620

	Three Months Ended March 31, 2021
($ in thousands)	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(986)	(2,841)	(139)	(157)	(4,123)
Recoveries	83	132	54	300	569
Total ending allowance balance	$4,158	$17,578	$10,280	$647	$32,663

The Company recorded no provision for credit losses for the three months ended March 31, 2022 and 2021, respectively. The Company determined that no provision adjustment was necessary at March 31, 2022 and 2021 due to the improved macroeconomic outlook since 2021 coupled with the $878 thousand in net recoveries for the first quarter of 2022.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of March 31, 2022 and December 31, 2021 ($ in thousands).

March 31,2022	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$—	$1,438	$682	$5	$2,125
Collectively evaluated	385,036	1,696,401	847,339	39,345	2,968,121
Total	$385,036	$1,697,839	$848,021	$39,350	$2,970,246

Allowance for Credit Losses
Individually evaluated	$—	$30	$—	$—	$30
Collectively evaluated	4,874	17,743	8,492	481	31,590
Total	$4,874	$17,773	$8,492	$481	$31,620

December 31, 2021	Commercial,
	Financial and	Commercial	Consumer	Consumer
	Agriculture	Real Estate	Real Estate	Installment	Total
LHFI
Individually evaluated	$—	$1,712	$1,858	$—	$3,570
Collectively evaluated	397,516	1,681,986	836,796	39,685	2,955,983
Total	$397,516	$1,683,698	$838,654	$39,685	$2,959,553

Allowance for Credit Losses
Individually evaluated	$—	$4	$2	$—	$6
Collectively evaluated	4,873	17,548	7,887	428	30,736
Total	$4,873	$17,552	$7,889	$428	$30,742

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

The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of March 31, 2022, the Company’s aggregate outstanding exposure in these segments was $458.7 million. While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will continue to impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.

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

NOTE 12 – RECLASSIFICATION

Certain amounts in the 2021 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

NOTE 13 – SUBSEQUENT EVENTS/OTHER

On April 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beach Bancorp, Inc. (“BBI”), a Florida Corporation, whereby BBI will be merged with and into the Company. Pursuant to and simultaneously with entering into the Merger Agreement, The First, and BBI’s wholly owned subsidiary bank, Beach Bank, entered into a Plan of Bank Merger whereby Beach Bank will be merged with and into The First immediately following the merger of BBI with and into the Company with a purchase price, on announcement date, of approximately $116.7 million. At March 31, 2022, BBI had approximately $620.0 million in assets, $456.0 million in loans, and $492.0 million in deposits. The transaction is expected to close in the third or fourth quarter of 2022 and is subject to shareholder and customary regulatory approvals.

On May 2, 2022, the Company announced that it would not be participating in the U.S. Department of Treasury's Emergency Capital Investment Program ("ECIP"). Because the Company is not participating in ECIP, it will not receive any portion of the previously disclosed proposed investment in the Company from the U.S. Department of Treasury.

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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “seek,” “plans,” “potential,” “aim,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the continued negative impact of the COVID-19 pandemic on our financial statements, including the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:

●	the continued negative impacts and disruptions resulting from the COVID-19 pandemic on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
●	negative impacts on our business, profitability and our stock price that could result from prolonged periods of inflation;
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, terrorism or other geopolitical events;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
●	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
●	reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, public health emergencies and international instability;
●	current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), potential impacts from the Tax Cuts and Jobs Act, the CARES Act of 2020, and other COVID-19 relief measures, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
●	changes in political conditions or the legislative or regulatory environment;
●	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required to replenish the allowance in future periods;
●	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
●	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses through additional credit loss provisions or write-down of our assets;
●	the rate of delinquencies and amount of loans charged-off;
●	the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
●	risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
●	significant increases in competition in the banking and financial services industries;
●	changes in the securities markets;
●	loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;
●	our ability to retain our existing customers, including our deposit relationships;
●	changes occurring in business conditions and inflation;
●	changes in technology or risks to cybersecurity;
●	changes in deposit flows;
●	changes in accounting principles, policies, or guidelines, including the impact of the Current Expected Credit Losses (“CECL”) standard;
●	our ability to maintain adequate internal control over financial reporting;

●	risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2021 Form 10-K.

As a result of the Company’s immediate response to COVID-19, including loan modifications/payment deferral programs and the PPP, the Company has elected to temporarily suspend the application of one provision of U.S. Generally Accepted Accounting Principles (“GAAP”), as allowed by the CARES Act, which was signed into law by the President on March 27, 2020. Sections 4013 and 4014 of the CARES Act provides the Company with temporary relief from TDRs, which the Company believes prudent to elect in these challenging times to allow us time to provide consistent, high-quality financial information to our investors and other stakeholders. Sections 4013 and 4014 of the CARES Act expired on December 31, 2021.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First quarter 2022 compared to first quarter 2021

The Company reported net income available to common shareholders of $16.8 million for the three months ended March 31, 2022, compared with net income available to common shareholders of $16.6 million for the same period last year, an increase of $185 thousand or 1.1%.  For the first quarter of 2022, fully diluted earnings per share were $0.81, compared to $0.79 for the first quarter of 2021.

Operating net earnings, a non-GAAP financial measure, for the first quarter of 2022 totaled $15.0 million compared to $16.6 million for the first quarter of 2021, a decrease of $1.7 million or 10.0%.  Operating net earnings, which is a non-GAAP financial measure, for the first quarter of 2022 excludes merger and conversion related costs of $305 thousand, net of tax, financial assistance grant from the U.S. Treasury of $524 thousand, net of tax, and bank-owned life insurance (“BOLI”) death proceeds of $1.6 million.  Diluted operating earnings per share, a non-GAAP financial measure, were $0.72 on a fully diluted basis for the first quarter 2022, compared to $0.79 for the same period in 2021, excluding the costs and income described above.  See reconciliation of non-GAAP financial measures provided below.

Net interest income for the first quarter 2022 was $38.6 million, a decrease of $590 thousand or 1.5%, for the three months ended March 31, 2022, compared to $39.2 million for the same period in 2021.  Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $39.5 million and $39.9 million for the first quarter of 2022 and 2021, respectively.    Purchase accounting adjustments decreased $226 thousand for the first quarter comparisons.  First quarter 2022 FTE net interest margin, which is a non-GAAP measure, of 2.78% included 5 basis points related to purchase accounting adjustments compared to 3.34% for the same quarter in 2021, which included 9 basis points related to purchase accounting adjustments.  Excluding the purchase accounting adjustments, the net interest margin decreased 52 basis points in prior year quarterly comparison.  See reconciliation of non-GAAP financial measures provided below.

Non-interest income for the three months ended March 31, 2022 was $11.2 million compared to $9.5 million for the same period in 2021, reflecting an increase of $1.7 million or 17.8%.  This increase consisted of $832 thousand in additional income related to service charges on deposit accounts and interchange fees.  Two non-recurring items were recorded during the first quarter 2022, $1.6 million in BOLI income death proceeds and $702 thousand in the form of a financial assistance grant from the U.S. Treasury.  These increases were offset by a decrease in mortgage income of $1.9 million in prior year quarterly comparison.

Pre-tax, pre-provision operating earnings, a non-GAAP measure, decreased 10.1% to $19.3 million for the quarter-ended March 31, 2022 as compared to $21.4 million for the first quarter of 2021.  Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the first quarter 2022 excludes merger and conversion related costs $408 thousand, $702 thousand financial assistance grant from the U.S Treasury, and $1.6 million in BOLI income death proceeds.  See reconciliation of non-GAAP financial measures provided below.

Non-interest expense was $28.6 million for the three months ended March 31, 2022, an increase of $1.3 million or 4.9%, when compared with the same period in 2021.  Charges related to the acquisition of the Cadence Branches and charter conversion accounted for $408 thousand.  Charges related to the ongoing operations of the Cadence Branches totaled $722 thousand for the first quarter of 2022.

Investment securities totaled $1.986 billion, or 32.1% of total assets at March 31, 2022, compared to $1.157 billion, or 21.3% of total assets at March 31, 2021.  The average balance of investment securities increased $830.4 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities, which is a non-GAAP measure, decreased 34 basis points to 1.98% from 2.32% in prior year quarterly comparison.  The investment portfolio had a net unrealized loss of $92.2 million at March 31, 2022 as compared to a net unrealized gain of $21.7 million at March 31, 2021.  See reconciliation of non-GAAP financial measures provided below.

The FTE average yield on all earning assets, a non-GAAP measure, decreased 77 basis points in prior year quarterly comparison, from 3.84% for the first quarter of 2021 to 3.07% for the first quarter of 2022.  Interest expense on average interest-bearing liabilities decreased 22 basis points from 0.54% for the first quarter of 2021 to 0.32% for the first quarter of 2022.  Cost of all deposits averaged 17 basis points for the first quarter of 2022 compared to 36 basis points for the first quarter of 2021.  See reconciliation of non-GAAP financial measures provided below.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST

The First represents the primary asset of the Company.  The First reported total assets of $6.188 billion at March 31, 2022 compared to $6.067 billion at December 31, 2021, an increase of $121.2 million.  Loans, including loans held for sale, increased $11.2 million to $2.978 billion, or 0.4%, during the first three months of 2022.  Deposits at March 31, 2022 totaled $5.450 billion compared to $5.227 billion at December 31, 2021.

For the three months period ended March 31, 2022, The First reported net income of $17.1 million compared to $18.7 million for the three months ended March 31, 2021.  Merger and conversion charges equaled $305 thousand, net of tax, for the first three months of 2022 as compared to $0 for the first three months of 2021.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income decreased by $590 thousand, or 1.5%, for the first quarter of 2022 relative to the first quarter of 2021. The decrease was due to a decrease in interest and fees on loans and was partially offset by declines in interest expense on deposits and borrowed funds.  PPP loans totaled $19.4 million as of March 31, 2022 a decrease of $202.3 million or 91.24% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	March 31, 2022			March 31, 2021
		Tax			Tax
	Avg.	Equivalent	Yield/	Avg.	Equivalent	Yield/
	Balance	interest	Rate	Balance	interest	Rate
Earning Assets:
Taxable securities	$1,413,523	$6,152	1.74%	$699,585	$3,591	2.05%
Tax exempt securities	483,780	3,242	2.68%	367,322	2,590	2.82%
Total investment securities	1,897,303	9,394	1.98%	1,066,907	6,181	2.32%
Interest bearing deposits in other banks	825,877	13	0.01%	614,283	48	0.03%
Loans	2,945,877	34,154	4.64%	3,097,145	39,613	5.12%
Total earning assets	5,669,057	43,561	3.07%	4,778,335	45,842	3.84%
Other assets	533,612			558,929
Total assets	$6,202,669			$5,337,264

Interest-bearing liabilities:
Deposits	$5,021,657	$2,283	0.18%	$4,172,326	$3,849	0.37%
Borrowed funds	—	—	0.00%	100,143	288	1.15%
Subordinated debentures	144,759	1,819	5.03%	144,590	1,821	5.04%
Total interest-bearing liabilities	5,166,416	4,102	0.32%	4,417,059	5,958	0.54%
Other liabilities	369,692			275,282
Shareholders’ equity	666,561			644,923
Total liabilities and shareholders’ equity	$6,202,669			$5,337,264

Net interest income		$38,639			$39,229
Net interest margin			2.73%			3.28%
Net interest income (FTE)*		$39,459	2.75%		$39,884	3.30%
Net interest margin (FTE)*			2.78%			3.34%

*See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended
	March 31,	% of	March 31,	% of
EARNINGS STATEMENT	2022	Total	2021	Total
Non-interest income:
Service charges on deposit accounts	$2,040	18.3%	$1,761	18.6%
Mortgage fee income	1,230	11.0%	3,162	33.4%
Interchange fee income	3,197	28.7%	2,644	27.9%
(Loss) gain on securities, net	(3)	0.0%	20	0.2%
Gain (loss) on sale of premises and equipment	2	0.0%	(4)	0.0%
Government awards/grants	702	6.3%	—	0.00%
BOLI income from death proceeds	1,630	14.6%	—	0.00%
Other	2,359	21.1%	1,889	19.9%
Total non-interest income	$11,157	100%	$9,472	100%

Non-interest expense:
Salaries and employee benefits	$16,799	58.8%	$16,054	58.9%
Occupancy expense	3,876	13.5%	3,879	14.2%
FDIC/OCC premiums	566	2.0%	494	1.8%
Marketing	86	0.3%	160	0.6%
Amortization of core deposit intangibles	1,064	3.7%	1,052	3.9%
Other professional services	563	2.0%	934	3.4%
Other non-interest expense	5,228	18.3%	4,691	17.2%
Acquisition and charter conversion charges	408	1.4%	—	0.0%
Total non-interest expense	$28,590	100%	$27,264	100%

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

The Company’s provision for income taxes was $4.4 million or 20.6% of earnings before income taxes for the first quarter 2022, compared to $4.8 million or 22.4% of earnings before income taxes for the same period in 2021.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Total securities, excluding other securities, totaled $1.964 billion, or 31.7% of total assets at March 31, 2022 compared to $1.752 billion, or 28.8% of total assets at December 31, 2021.

There were no federal funds sold at March 31, 2022 and December 31, 2021; and interest-bearing balances at other banks decreased to $676.9 million at March 31, 2022 from $804.5 million at December 31, 2021. The Company’s investment portfolio increased $211.9 million, or 11.9%, to $1.986 billion at March 31, 2022 compared to December 31, 2021.  The increase in the portfolio is related to purchases that were made in the first three months of 2022 offset by a decrease in the fair market value of $102.8 million.  The Company carries available-for-sale investments at their fair market values and held-to-maturities at their amortized costs.  The fair value of available-for-sale securities totaled $1.592 billion compared to $1.752 billion at December 31, 2021.  The fair value of held-to-maturity investments totaled $358.4 million and $0 at March 31, 2022 and December 31, 2021, respectively.  All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.

LOAN PORTFOLIO

Loans Held for Sale (“LHFS”)

The Bank originates fixed rate single family, residential first mortgage loans on a presold basis.  The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism.  Such loans are sold without the mortgage servicing rights being retained by the Bank.  The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan.  The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income.  Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors.  Associated servicing rights are not retained.  At March 31, 2022, LHFS totaled $8.2 million, compared to $7.7 million at December 31, 2021.

Loans Held for Investment (“LHFI”)

LHFI, net of deferred fees and costs, were $2.939 billion at March 31, 2022, an increase of $9.8 million, or 0.3%, from $2.929 billion at December 31, 2021.  The Company experienced a decrease in the commercial, financial, and agriculture loan portfolio related to PPP loans forgiven since December 31, 2021.  PPP loans were $19.4 million at March 31, 2022, a decrease of $21.7 million, or 52.8%, from $41.1 million at December 31, 2021.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	March 31, 2022		December 31, 2021
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial, financial and agriculture (1)	$385,036	12.9%	$397,516	13.4%
Commercial real estate	1,697,839	57.2%	1,683,698	56.9%
Consumer real estate	848,021	28.6%	838,654	28.4%
Consumer installment	39,350	1.3%	39,685	1.3%
Total loans	2,970,246	100%	2,959,553	100%
Allowance for credit losses	(31,620)		(30,742)
Net loans	$2,938,626		$2,928,811
(1)Loan amount includes $19.4 million and $41.1 million in PPP loans at March 31, 2022 and December 31, 2021, respectively.

Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.

LOAN CONCENTRATIONS

Diversification within the loan portfolio is an important means of reducing inherent lending risk.  As of March 31, 2022, management does not consider there to be any significant credit concentrations within the loan portfolio.  Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

NON-PERFORMING ASSETS

Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $24.7 million at March 31, 2022, a decrease of $3.3 million from December 31, 2021.

Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell.  Other real estate owned totaled $2.8 million at March 31, 2022 as compared to $2.6 million at December 31, 2021.

A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty.  At March 31, 2022, the Bank had $22.0 million in loans that were classified as TDRs, of which $4.9 million were performing as agreed with modified terms. At December 31, 2021, the Bank had $24.2 million in loans that were classified as TDRs of which $5.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of March 31, 2022, $17.1 million in loans categorized as TDRs were classified as non-performing as compared to $18.9 million at December 31, 2021.

The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted ($ in thousands):

	March 31, 2022	December 31, 2021
Nonaccrual Loans
Commercial, financial and agriculture	$153	$190
Commercial real estate	20,047	21,526
Consumer real estate	4,526	6,289
Consumer installment	10	8
Total Nonaccrual Loans	24,736	28,013

Other real-estate owned	2,835	2,565

Total NPAs	$27,571	$30,578
Performing TDRs	$4,908	$5,220
Past due 90 days or more and still accruing	$—	$45
Total NPAs as a % of total loans & leases net of unearned income	0.9%	1.0%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.8%	0.9%

NPAs totaled $27.6 million at March 31, 2022, compared to $30.6 million at December 31, 2021, a decrease of $3.0 million. The ACL/total loans ratio was 1.1% at March 31, 2022, and the ALLL/total loans ratio was 1.0% at December 31, 2021. The increase in the ACL/total loans ratio is primarily attributable to the $878 thousand in net recoveries recorded during the three months ended March 31, 2022.  Total valuation accounting adjustments were $3.4 million on acquired loans at March 31, 2022.  The ratio of annualized net charge-offs (recoveries) to total loans was 0.1% for the quarter ended March 31, 2022 compared to 0.0% for the year ended December 31, 2021.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors.  Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data.  Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation.  See Note 10 “Loans” for a description of the Company’s methodology and the quantitative and qualitative factors included in the calculation.

At March 31, 2022, the ACL was $31.6 million, or 1.1% of LHFI, an increase of $878 thousand, or 2.9% when compared to December 31, 2021.   The increase is related to net recoveries on several loans during 2022.  At December 31, 2021, the allowance for loan losses was approximately $30.7 million, which was 1.0% of LHFI.

At March 31, 2022, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three months ended March 31, 2022 and 2021 ($ in thousands):

Allowance for Credit Losses
	Three Months Ended	Three Months Ended
Balances:	March 31, 2022	March 31, 2021
Average LHFI outstanding during period:	$2,945,877	$3,097,145
LHFI outstanding at end of period:	2,970,246	3,055,093
Allowance for Credit Losses:
Balance at beginning of period	$30,742	$35,820
ASC 326 adoption adjustment	—	397
Provision charged to expense	—	—
Charge-offs:
Commercial, financial and agriculture	52	986
Commercial real estate	3	2,841
Consumer real estate	7	139
Consumer installment	169	157
Total Charge-offs	231	4,123
Recoveries:
Commercial, financial and agriculture	53	83
Commercial real estate	224	132
Consumer real estate	610	54
Consumer installment	222	300
Total Recoveries	1,109	569
Net loan charge offs (recoveries)	(878)	3,554
Balance at end of period	$31,620	$32,663
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	(0.1)%	0.5%
ACL to LHFI at end of period	1.1%	1.1%
Net Loan Charge-offs (recoveries) to PCL	0.0%	0.0%

The Company recorded no provision for credit losses for the three months ended March 31, 2022 and 2021, which is a result of the improved macroeconomic outlook since 2021 coupled with the $878 thousand in net recoveries for the first quarter of 2022.

The following tables summarizes the ACL at March 31, 2022 and at December 31, 2021.

($ in thousands)	March 31, 2022	December 31, 2021
	Amount	Amount
Commercial, financial and agriculture	$4,874	$4,873
Commercial real estate	17,773	17,552
Consumer real estate	8,492	7,889
Consumer installment	481	428
Total	$31,620	$30,742

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBSC exposures is adjusted as a provision for credit loss expense.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  The Company recorded no provision for credit losses on OBSC exposures for the three month periods ended March 31, 2022 and 2021.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $125.7 million at March 31, 2022 and $115.2 million at December 31, 2021.  The balance of cash and due from banks depends on the timing of collection of outstanding cash items

(checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”).  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Total other securities remained unchanged at $22.2 million at March 31, 2022 compared to $22.2 million at December 31, 2022.  The Company’s net premises and equipment at March 31, 2022 was $125.8 million and $126.0 million at December 31, 2021; a decrease of $203 thousand, or 0.2% for the first three months of 2022.  Operating right-of-use assets at March 31, 2022, totaled $3.8 million compared to $4.1 million at December 31, 2021, a decrease of $316 thousand.  Financing right-of-use assets at March 31, 2022, totaled $2.3 million compared to $2.4 million at December 31, 2021, a decrease of $116 thousand.  Bank-owned life insurance at March 31, 2022 totaled $84.4 million compared to $87.4 million at December 31, 2021, a decrease of $3.1 million. The majority of the decrease was due to $3.5 million, net in death benefits received in the first quarter of 2022.  Goodwill at March 31, 2022 remained unchanged at $156.7 million when compared to December 31, 2021.  Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $1.1 million to $28.4 million as of March 31, 2022, compared to $29.5 million at December 31, 2021.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  At March 31, 2022, management has determined that no impairment exists.

Other real estate owned increased by $270 thousand, or 10.5%, to $2.8 million at March 31, 2022 as compared to December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $673.8 million at March 31, 2022 and $627.8 million at December 31, 2021, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 22.7% of gross loans at March 31, 2022 and 21.2% at December 31, 2021.  The Company also had undrawn similar standby letters of credit to customers totaling $11.9 million at March 31, 2022 and $12.3 million at December 31, 2021.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of March 31, 2022.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources.  The net availability on lines of credit from the FHLB totaled $1.498 billion at March 31, 2022.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of March 31, 2022, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $985.4 million of the Company’s investment balances, compared to $985.4 million at December 31, 2021.  Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.

The Company’s liquidity ratio as of March 31, 2022 was 41.5%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2022	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	54.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(11.3)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	43.6%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

As of March 31, 2022, cash and cash equivalents were $802.6 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $552.2 million at March 31, 2022.  Approximately $685.6 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $11.9 million similar letters of credit, at March 31, 2022.

Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.  The full impact and duration of COVID-19 on our business is unknown but if it continues to curtail economic activity, it could impact our ability to obtain funding and result in the reduction of or the cessation of dividends.

The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations.    Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business – Supervision and Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates for the three-month periods ended March 31, 2022 and 2021 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”  The Company implemented Deposit Reclassification at the beginning of 2020.  This program reclassifies non-interest-bearing deposits and NOW deposit balances to money market accounts.  This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending.  At quarter-end March 31, 2022, $837.7 million in non-interest deposit balances and $1.034 billion in NOW deposit accounts were reclassified as money market accounts.  A distribution of the Company’s deposits with reclassification showing the year-to-date average balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	March 31, 2022		December 31, 2021
		Average		Average
	Average	Rate	Average	Rate
($ in thousands)	Balance	Paid	Balance	Paid
Non-interest-bearing demand deposits	$339,823	—	$253,324	—
Interest bearing deposits:
NOW accounts and other	1,880,102	0.33%	1,529,293	0.48%
Money market accounts	2,052,243	0.03%	1,870,156	0.08%
Savings accounts	515,261	0.02%	440,997	0.03%
Time deposits	574,051	0.38%	537,538	0.57%
Total interest-bearing deposits	5,021,657	0.18%	4,377,964	0.27%
Total deposits	$5,361,480	0.17%	$4,631,288	0.26%

As of March 31, 2022, average deposits increased by $730.2 million, or 15.8% to $5.361 billion from $4.631 billion at December 31, 2021.  The most significant growth during 2022 compared to 2021 was in money market accounts.  The average cost of interest-bearing deposits and total deposits was 0.18% and 0.17% during at March 31, 2022 compared to 0.27% and 0.26% at December 31, 2021.  The decrease in the average cost of interest-bearing deposit during the first quarter of 2022 compared to December 31, 2021 was related to the Bank gradually reducing interest rates during 2021.  In addition to reducing rates, several larger public fund relationships renewed into lower rates during the first quarter of 2022.  The Bank expects to see further reduction in deposit interest expense in the second half of 2022 as we have several public funds that will reprice with a lower rate.

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

Total non-deposit interest-bearing liabilities increased by $54.6 million, or 7.2%, in the first three months of 2021.  As of March 31, 2022, junior subordinated debentures increased $75 thousand, net of issuance costs, to $144.8 million.  Subordinated debt is discussed more fully in the below Capital section of this report.

LEASE LIABILITIES

As of March 31, 2022, operating lease liabilities decreased $316 thousand, or 7.5% to $3.9 million from $4.2 million at December 31, 2021.  Finance lease liabilities decreased $44 thousand, or 2.1% to $2.1 million from $2.1 million at December 31, 2021.

OTHER LIABILITIES

Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $6.3 million, or 26.7%, during the first three months of 2022.  The decrease is related to $5.3 million in deferred taxes on AFS unrealized losses that were classified as other assets for the first quarter of 2022.  As of March 31, 2022, accrued interest payable decreased $405 thousand, or 23.7% to $1.3 million from $1.7 million at December 31, 2021.  The ACL on OBSC exposures remained unchanged at $1.1 million at March 31, 2022 when compared to December 31, 2021.

CAPITAL

At March 31, 2022, the Company had total shareholders’ equity of $590.4 million, comprised of $21.7 million in common stock, $41.1 million in treasury stock, $459.1 million in surplus, $219.6 million in undivided profits and $68.8 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2021 was $676.2 million. The decrease of $85.7 million, or 12.7%, in shareholders’ equity during the first three months of 2022 is primarily attributable to $76.8 million decrease in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities, treasury stock acquired of $22.2 million, and $3.5 million in cash dividends paid, which decreases in total shareholders’ equity were offset by capital added through net earnings of $16.8 million.

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

On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021.  Under the renewed 2021 Repurchase Program, the Company could from time to time repurchase up to an aggregate of $30 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year.  The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount.  The Company repurchased 600,000 shares for $22.2 million under the 2021 Repurchase Program in the first quarter of 2022.

On March 9, 2022, the Company announced that its Board of Directors has authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2022 calendar year.  Under the program, the Company may, but is not required to, from time to time repurchase up to $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management.  The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.  The 2022 Repurchase Program will have an expiration date of December 31, 2022.

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

				Minimum Capital
	March 31,	December 31,	Minimum Required to	Required Basel III Fully
Regulatory Capital Ratios The First, A National Banking Association	2022	2021	be Well Capitalized	Phased In
Common Equity Tier 1 Capital Ratio	16.5%	16.6%	6.5%	7.0%
Tier 1 Capital Ratio	16.5%	16.6%	8.0%	8.5%
Total Capital Ratio	17.3%	17.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.1%	10.8%	5.0%	7.0%

				Minimum Capital
	March 31	December 31,	Minimum Required to	Required Basel III Fully
Regulatory Capital Ratios The First Bancshares, Inc.	2022	2021	be Well Capitalized	Phased In
Common Equity Tier 1 Capital Ratio*	13.0%	13.7%	N/A	N/A
Tier 1 Capital Ratio**	13.5%	14.1%	N/A	N/A
Total Capital Ratio	17.8%	18.6%	N/A	N/A
Tier 1 Leverage Ratio	8.2%	9.2%	N/A	N/A
*	The numerator does not include Preferred Stock and Trust Preferred.

**	The numerator includes Trust Preferred.

Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2022 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of March 31, 2022, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

Total consolidated equity capital at March 31, 2022 was $590.4 million, or approximately 9.5% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.

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

The Company had $144.8 million of subordinated debt, net of deferred issuance costs $2.1 million and unamortized fair value mark $633 thousand, at March 31, 2022, compared to $144.7 million, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021.

Reconciliation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain ratios derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income, total interest income, and interest income investment securities recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources.  Operating net earnings and diluted operating earnings per share exclude acquisition and charter conversion charges, Treasury awards, and BOLI income from death proceeds.  Pre-tax, pre-provision operating earnings excludes acquisition and charter conversion charges, Treasury awards, and BOLI income from death proceeds.  Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. The most comparable GAAP measures to these measures are earnings per share, net interest income, earnings, total interest income, and average yield on investment securities, respectively.  These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.

Operating Net Earnings

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Net income available to common shareholders	$16,829	$16,644
Acquisition and charter conversion charges	408	—
Tax on acquisition and charter conversion charges	(103)	—
Treasury awards	(702)	—
Tax on Treasury awards	178	—
BOLI income from death proceeds	(1,630)	—
Net earnings available to common shareholders, operating	$14,980	$16,644

Diluted Operating Earnings per Share

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Diluted earnings per share	$0.81	$0.79
Acquisition and charter conversion charges	0.02	—
Tax on acquisition and charter conversion charges	—	—
Effect of Treasury awards	(0.03)	—
Tax on Treasury awards	—	—
BOLI income from death proceeds	(0.08)	—
Diluted earnings per share, operating	$0.72	$0.79

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Net interest income	$38,639	$39,229
Tax exempt investment income	(2,422)	(1,935)
Taxable investment income	3,242	2,590
Net interest income, FTE	$39,459	$39,884

Average earning assets	$5,669,057	$4,778,335
Net interest margin, FTE	2.78%	3.34%

Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Earnings before income taxes	$21,206	$21,437
Acquisition and charter conversion charges	408	—
Treasury awards	(702)	—
BOLI income from death proceeds	(1,630)	—
Pre-Tax, Pre-Provision Operating Earnings	$19,282	$21,437

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Total interest income	$42,741	$45,187
Tax-exempt investment income	(2,422)	(1,935)
Taxable investment income	3,242	2,590
Total interest income, FTE	$43,561	$45,842

Yield on average earning assets, FTE	3.07%	3.84%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Interest income investment securities	$8,574	$5,526
Tax-exempt investment income	(2,422)	(1,935)
Taxable investment income	3,242	2,590
Interest income investment securities, FTE	$9,394	$6,181

Average investment securities	$1,897,303	$1,066,907

Yield on investment securities, FTE	1.98%	2.32%

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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

March 31, 2022	Net Interest Income at Risk		Market Value of Equity
Change in Interest	% Change		% Change
Rates	from Base	Policy Limit	from Base	Policy Limit
Up 400 bps	7.7%	(20.0)%	(2.2)%	(40.0)%
Up 300 bps	8.3%	(15.0)%	1.4%	(30.0)%
Up 200 bps	7.3%	(10.0)%	3.2%	(20.0)%
Up 100 bps	4.5%	(5.0)%	2.8%	(10.0)%
Down 100 bps	(4.1)%	(5.0)%	(7.0)%	(10.0)%
Down 200 bps	(5.0)%	(10.0)%	(17.8)%	(20.0)%

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31,

2022, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2022	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	148,844	150,225	156,686	163,697	168,128	169,729	168,782
Dollar Change	(7,842)	(6,461)		7,011	11,442	13,043	12,096
NII @ Risk - Sensitivity Y1	(5.0)%	(4.1)%		4.5%	7.3%	8.3%	7.7%
Policy Limits	(10.0)%	(5.0)%	—	(5.0)%	(10.0)%	(15.0)%	(20.0)%

If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $148.8 million lower than in a stable interest rate scenario, for a negative variance of 5.0%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $168.1 million, or 7.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise.  The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.

The Company’s one-year cumulative GAP ratio is approximately 254.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2022, under different interest rate scenarios relative to a base case of current interest rates:

March 31, 2022	Balance Sheet Shock
			STATIC
($ in thousands)	-200 bp	-100 bp	(Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,015,981	1,149,849	1,236,418	1,271,555	1,276,312	1,253,749	1,209,892
Change in EVE from base	(220,437)	(86,569)		35,137	39,894	17,331	(26,526)
% Change	(17.8)%	(7.0)%		2.8%	3.2%	1.4%	(2.2)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 31, 2022, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Current Program
				Maximum
				Approximate Dollar
				Value of
				Shares that
				May Yet Be
			Total Number of	Purchased
	Total		Shares Purchased	Under the
	Number of	Average	as Part of Publicly	Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	Per Share	or Programs	(in thousands)
January 1 – January 31	—	$—	—	$25,079
February 1 – February 28	615,479	36.37	615,479	3
March 1 – March 31	—	—	—	30,000
Total	615,479	$36.37	615,479

600,000 shares were repurchased under the 2021 Repurchase Program in the first quarter of 2022. The 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount. The 2022 Repurchase Program expires on December 31, 2022. As of March 31, 2022, $30.0 million remained available for further share repurchases of common stock under the 2022 Repurchase Programs. As of March 31, 2022, the Company withheld 15,479 shares in order to satisfy employee tax obligations for vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 26, 2022, by and between The Fist Bancshares, Inc. and Beach Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on May 2, 2022).

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requiremfents of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

/s/ M. RAY (HOPPY) COLE, JR.
May 10, 2022	M. Ray (Hoppy) Cole, Jr.
(Date)	Chief Executive Officer

/s/ DONNA T. (DEE DEE) LOWERY
May 10, 2022	Donna T. (Dee Dee) Lowery, Executive
(Date)	Vice President and Chief Financial Officer