Form 10-Q
period 2022-06-30
FIRST BANCSHARES INC /MS/
filed 2022-08-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1.00 par value, 25,277,727 shares issued and 24,028,120 outstanding as of August 2, 2022.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$119,121	$115,232
Interest-bearing deposits with banks	237,650	804,481
Total cash and cash equivalents	356,771	919,713
Securities available-for-sale, at fair value (amortized cost: $1,638,341 - 2022; $1,741,153 - 2021; allowance for credit losses: $0)	1,489,247	1,751,832
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $561,333 - 2022; $0 - 2021)	593,154	—
Other securities	22,588	22,226
Total securities	2,104,989	1,774,058
Loans held for sale	6,703	7,678
Loans held for investment	3,124,924	2,959,553
Allowance for credit losses	(32,400)	(30,742)
Net loans held for investment	3,092,524	2,928,811
Interest receivable	24,543	23,256
Premises and equipment	126,512	125,959
Operating lease right-of-use assets	4,050	4,095
Finance lease right-of-use assets	2,162	2,394
Cash surrender value of bank-owned life insurance	84,763	87,420
Goodwill	156,942	156,663
Other real estate owned	1,985	2,565
Other assets	75,481	44,802
Total assets	$6,037,425	$6,077,414
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$822,841	$756,118
Interest-bearing	4,483,356	4,470,666
Total deposits	5,306,197	5,226,784
Interest payable	1,607	1,711
Subordinated debentures	144,876	144,726
Operating lease liabilities	4,145	4,192
Finance lease liabilities	2,006	2,094
Allowance for credit losses on off-balance sheet credit exposures	1,220	1,070
Other liabilities	16,922	20,665
Total liabilities	5,476,973	5,401,242
Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 21,778,731 shares issued at June 30, 2022, and 21,668,644 shares issued at December 31, 2021, respectively	21,779	21,669
Additional paid-in capital	459,503	459,228
Retained earnings	231,654	206,228
Accumulated other comprehensive (loss) income	(111,373)	7,978
Treasury stock, at cost, 1,249,607 shares at June 30, 2022 and 649,607 shares at December 31, 2021	(41,111)	(18,931)
Total shareholders’ equity	560,452	676,172
Total liabilities and shareholders’ equity	$6,037,425	$6,077,414
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$34,663	$37,275	$68,817	$76,888
Interest and dividends on securities:
Taxable interest and dividends	8,372	4,017	14,524	7,608
Tax exempt interest	2,780	1,908	5,202	3,843
Interest on federal funds sold and interest-bearing deposits in other banks	32	38	45	86
Total interest income	45,847	43,238	88,588	88,425
Interest expense:
Interest on deposits	1,905	3,315	4,188	7,164
Interest on borrowed funds	1,841	1,873	3,660	3,982
Total interest expense	3,746	5,188	7,848	11,146
Net interest income	42,101	38,050	80,740	77,279
Provision for credit losses, LHFI	450	—	450	—
Provision for credit losses, OBSC exposures	150	—	150	—
Net interest income after provision for credit losses	41,501	38,050	80,140	77,279
Non-interest income:
Service charges on deposit accounts	2,038	1,756	4,078	3,516
(Loss) gain on securities	(80)	77	(83)	97
Gain on acquisition	281	—	281	—
Government awards/grants	171	—	873	—
BOLI death proceeds	—	—	1,630	—
(Loss) gain on sale of premises and equipment	(115)	16	(113)	12
Other	6,369	6,973	13,155	14,670
Total non-interest income	8,664	8,822	19,821	18,295
Non-interest expense:
Salaries and employee benefits	17,237	16,036	34,036	32,091
Occupancy and equipment	3,828	3,813	7,704	7,692
Acquisition expense/charter conversion	1,172	—	1,580	—
Other	8,718	7,603	16,225	14,934
Total non-interest expense	30,955	27,452	59,545	54,717
Income before income taxes	19,210	19,420	40,416	40,857
Income tax expense	3,457	3,820	7,834	8,613
Net income	$15,753	$15,600	$32,582	$32,244

Basic earnings per share	$0.77	$0.74	$1.58	$1.53
Diluted earnings per share	0.76	0.74	1.57	1.52
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,753	$15,600	$32,582	$32,244
Other comprehensive income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(57,007)	3,955	(159,856)	(8,897)
Reclassification adjustment for losses (gains) included in net income	80	(77)	83	(97)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(56,927)	3,878	(159,773)	(8,994)
Income tax benefit (expense)	14,401	(982)	40,422	2,275
Other comprehensive (loss) income	(42,526)	2,896	(119,351)	(6,719)
Comprehensive (loss) income	$(26,773)	$18,496	$(86,769)	$25,525
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	21,668	456,849	168,162	16,201	(649,607)	(18,931)	643,949
Net income	—	—	—	15,600	—	—	—	15,600
Other comprehensive income	—	—	—	—	2,896	—	—	2,896
Dividends on common stock, $0.14 per share	—	—	—	(2,942)	—	—	—	(2,942)
Issuance of restricted stock grants	3,000	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(1,021)	(1)	1	—	—	—	—	—
Compensation expense	—	—	549	—	—	—	—	549
Balance, June 30, 2021	21,670,330	$21,670	$457,396	$180,820	$19,097	(649,607)	$(18,931)	$660,052

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	21,734,437	21,734	459,075	219,589	(68,847)	(1,249,607)	(41,111)	590,440
Net income	—	—	—	15,753	—	—	—	15,753
Other comprehensive loss	—	—	—	—	(42,526)	—	—	(42,526)
Dividends on common stock, $0.18 per share	—	—	—	(3,688)	—	—	—	(3,688)
Issuance of restricted stock grants	47,827	48	(48)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(2,533)	(2)	(71)	—	—	—	—	(73)
Compensation expense	—	—	546	—	—	—	—	546
Balance, June 30, 2022	21,778,731	$21,779	$459,503	$231,654	$(111,373)	(1,249,607)	$(41,111)	$560,452
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$32,582	$32,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,520	6,685
Provision for credit loss	450	—
Loss on sale or writedown of ORE	235	416
Securities loss (gain)	83	(97)
Acquisition gain	(281)	—
Loss (gain) on disposal of premises and equipment	113	(12)
Restricted stock expense	1,012	989
Increase in cash value of life insurance	(1,080)	(950)
Federal Home Loan Bank stock dividends	(1)	(26)
Residential loans originated and held for sale	(79,176)	(134,389)
Proceeds from sale of residential loans held for sale	80,151	149,821
Changes in:
Interest receivable	(1,287)	2,318
Interest payable	(104)	(307)
Operating lease liability	(47)	(784)
Other, net	6,029	2,097
Net cash provided by operating activities	45,199	58,005
Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	111,626	109,261
Purchases of available-for-sale and held-to-maturity securities	(604,673)	(379,796)
Redemptions (Purchases) of other securities, net	(361)	5,276
Net (increase) decrease in loans	(163,253)	84,025
Net changes in premises and equipment	(4,125)	(787)
Proceeds from sale of other real estate owned	836	3,431
Proceeds from the sale of land	712	—
Bank-owned life insurance – death proceeds	1,630	—
Purchase of bank-owned life insurance	—	(12,244)
Net cash used in investing activities	(657,608)	(190,834)
Cash flows from financing activities:
Increase in deposits	79,413	458,753
Net decrease in borrowed funds	—	(114,647)
Principal payments on finance lease liabilities	(88)	(94)
Dividends paid on common stock	(7,050)	(5,580)
Cash paid to repurchase common stock	(22,180)	(5,171)
Payment of subordinated debt issuance costs	(1)	(59)
Repurchase of restricted stock for payment of taxes	(627)	(441)
Net cash provided by financing activities	49,467	332,761
Net change in cash and cash equivalents	(562,942)	199,932
Beginning cash and cash equivalents	919,713	562,554
Ending cash and cash equivalents	$356,771	$762,486
Supplemental disclosures:
Loans transferred to other real estate	495	1,576
Issuance of restricted stock grants	130	88
Dividends on restricted stock grants	105	85
Lease liabilities arising from obtaining right-of-use assets	600	14
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021.
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
At June 30, 2022, the Company had approximately $6.037 billion in assets, $3.093 billion in net loans held for investment (“LHFI”), $5.306 billion in deposits, and $560.5 million in shareholders' equity. For the six months ended June 30, 2022, the Company reported net income of $32.6 million.
On February 25, 2022, the Company paid a cash dividend in the amount of $0.17 per share to shareholders of record as of the close of business on February 10, 2022. On May 25, 2022, the Company paid a cash dividend in the amount of $0.18 per share to shareholders of record as of the close of business on May 10, 2022. On July 27, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.19 per share to be paid on its common stock on August 25, 2022 to shareholders of record as of the close of business on August 8, 2022.
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
In connection with the acquisition of the Cadence Branches, the Company recorded a $1.6 million bargain purchase gain and $2.9 million core deposit intangible. The bargain purchase gain was generated as a result of the estimated fair value of net assets acquired exceeding the merger consideration, based on provisional fair values. The bargain purchase gain is considered non-taxable for income taxes purposes. The core deposit intangible will be amortized to expense over 10 years. The Company also incurred $370 thousand of provision for credit losses on credit marks from the loans acquired.
Expenses associated with the branch acquisition of the Cadence Branches were $232 thousand and $444 thousand for the three months and six months period ended June 30, 2022, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

Purchase price:
Cash	$1,000
Total purchase price	1,000
Identifiable assets:
Cash	$359,916
Loans	40,262
Core deposit intangible	2,890
Personal and real property	9,675
Other assets	135
Total assets	412,878
Liabilities and equity:
Deposits	410,171
Other liabilities	126
Total liabilities	410,297
Net assets acquired	2,581
Bargain purchase gain	$(1,581)
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the six months ended June 30, 2022 and 2021 as if the Cadence Branches acquisitions had occurred on January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	(unaudited)	(unaudited)
	Pro-Forma	Pro-Forma
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net interest income	$80,740	$77,279
Non-interest income	19,821	18,295
Total revenue	100,561	95,574
Income before income taxes	41,996	40,857
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the six months ended June 30, 2022, include the operating results of the acquired assets and assumed liabilities of the Cadence Branches subsequent to the acquisition date. Due to the timing of the data conversion and the integration of operations of the branches onto the Company’s existing operations, historical reporting of the acquired branches is impracticable, and therefore, disclosure of the amounts of revenue and expenses attributable to the acquired branches since the acquisition date are not available.
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

The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$15,753	20,507,451	$0.77	$15,600	21,018,772	$0.74
Effect of dilutive shares:
Restricted stock grants		108,477			188,288
Diluted earnings per share	$15,753	20,615,928	$0.76	$15,600	21,207,060	$0.74

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$32,582	20,602,698	$1.58	$32,244	21,013,930	$1.53
Effect of dilutive shares:
Restricted stock grants		122,847			182,147
Diluted earnings per share	$32,582	20,725,545	$1.57	$32,244	21,196,077	$1.52
The Company granted 82,123 shares and 84,578 shares of restricted stock in the first quarter of 2022 and 2021, respectively. The Company granted 47,827 shares and 3,000 shares of restricted stock in the second quarter of 2022 and 2021, respectively.
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
NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2022, and December 31, 2021 these financial instruments consisted of the following:

($ in thousands)	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$102,763	$5,582	$80,760	$23,946
Unused lines of credit	270,342	314,136	213,332	309,791
Standby letters of credit	4,045	9,256	2,586	9,737
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.

ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2022 and December 31, 2021. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,070	$718	$1,070	$—
Adoption of ASU 326	—	—	—	718
Credit loss expense related to OBSC exposures	150	—	150	—
Balance at end of period	$1,220	$718	$1,220	$718
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures. The increase in the ACL on OBSC exposures for the three and six months ended June 30, 2022 was primarily due to an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2022 and December 31, 2021:
•Investment Securities: The fair value for investment securities are determined by quoted market prices, if available (Level 1). For securities where, quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where, quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
•Loans Held for Sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are held on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•Collateral Dependent Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. The Company generally adjusts the appraisal down by approximately 10 percent to account for cost associated with litigation and collection. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment.
•Other Real Estate Owned: Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company generally adjusts the appraisal down by approximately 10 percent to account for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other non-interest income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other non-interest income. Other real estate owned is classified within Level 3 of the fair value hierarchy.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

June 30, 2022	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$356,771	$356,771	$356,771	$—	$—
Securities available-for-sale:
U.S. Treasury	126,841	126,841	126,841	—	—
Obligations of U.S. government agencies and sponsored entities	158,660	158,660	—	158,660	—
Municipal securities	591,818	591,818	—	573,561	18,257
Mortgage-backed securities	574,634	574,634	—	574,634	—
Corporate obligations	37,294	37,294	—	37,262	32
Securities held-to-maturity	593,154	561,333	—	561,333	—
Loans, net	3,092,524	3,115,862	—	—	3,115,862
Accrued interest receivable	24,543	24,543	—	9,211	15,332
Liabilities:
Noninterest-bearing deposits	$822,841	$822,841	$—	$822,841	$—
Interest-bearing deposits	4,483,356	4,331,370	—	4,331,370	—
Subordinated debentures	144,876	145,055	—	—	145,055
Accrued interest payable	1,607	1,607	—	1,607	—

December 31, 2021	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$919,713	$919,713	$919,713	$—	$—
Securities available-for-sale:
U.S. Treasury	135,158	135,158	135,158	—	—
Obligations of U.S. government agencies and sponsored entities	183,021	183,021	—	183,021	—
Municipal securities	708,502	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	688,298	—	688,298	—
Corporate obligations	36,853	36,853	—	36,810	43
Loans, net	2,928,811	2,956,297	—	—	2,956,297
Accrued interest receivable	23,256	23,256	—	6,838	16,418
Liabilities:
Non-interest-bearing deposits	$756,118	$756,118	$—	$756,118	$—
Interest-bearing deposits	4,470,666	4,431,771	—	4,431,771	—
Subordinated debentures	144,726	156,952	—	—	156,952
Accrued interest payable	1,711	1,711	—	1,711	—
Assets measured at fair value on a recurring basis are summarized below:

June 30, 2022
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$126,841	$126,841	$—	$—
Obligations of U.S. Government agencies and sponsored entities	158,660	—	158,660	—
Municipal securities	591,818	—	573,561	18,257
Mortgage-backed securities	574,634	—	574,634	—
Corporate obligations	37,294	—	37,262	32
Total available-for-sale	$1,489,247	$126,841	$1,344,117	$18,289

December 31, 2021
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$135,158	$135,158	$—	$—
Obligations of U.S. Government agencies and sponsored entities	183,021	—	183,021	—
Municipal securities	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	—	688,298	—
Corporate obligations	36,853	—	36,810	43
Total available-for-sale	$1,751,832	$135,158	$1,596,508	$20,166
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2022	2021
Balance, January 1	$43	$235
Paydowns	(11)	(55)
Unrealized gain included in comprehensive income	—	38
Balance at June 30	$32	$218

	Municipal Securities
($ in thousands)	2022	2021
Balance, January 1	$20,123	$20,126
Purchases	—	4,189
Maturities, calls and paydowns	(236)	(4,185)
Unrealized loss included in comprehensive income	(1,630)	(26)
Balance at June 30	$18,257	$20,104
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2022	$32	Discounted cash flow	Probability of default	4.25% - 4.72%
December 31, 2021	$43	Discounted cash flow	Probability of default	2.35% - 2.47%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2022	$18,257	Discounted cash flow	Discount Rate	2.00% - 3.90%
December 31, 2021	$20,123	Discounted cash flow	Discount Rate	0.50% - 1.90%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2022 and December 31, 2021.

June 30, 2022
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,011	$—	$—	$2,011
Other real estate owned	1,985	—	—	1,985

December 31, 2021
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	2,565	—	—	2,565
NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at June 30, 2022 and December 31, 2021.

($ in thousands)	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,820	$—	$8,979	$126,841
Obligations of U.S. government agencies and sponsored entities	172,020	16	13,375	158,660
Tax-exempt and taxable obligations of states and municipal subdivisions	671,353	1,126	80,661	591,818
Mortgage-backed securities - residential	368,957	71	29,201	339,827
Mortgage-backed securities - commercial	251,865	118	17,176	234,807
Corporate obligations	38,326	83	1,115	37,294
Total available-for-sale	$1,638,341	$1,413	$150,507	$1,489,247
Held-to-maturity:
U.S. Treasury	$109,527	$—	$3,403	$106,124
Obligations of U.S. government agencies and sponsored entities	33,127	—	489	32,638
Tax-exempt and taxable obligations of states and municipal subdivisions	146,958	162	11,576	135,544
Mortgage-backed securities - residential	163,453	—	10,139	153,314
Mortgage-backed securities - commercial	130,089	66	5,793	124,362
Corporate obligations	10,000	—	649	9,351
Total held-to-maturity	$593,154	$228	$32,049	$561,333

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,889	$83	$814	$135,158
Obligations of U.S. government agencies sponsored entities	182,877	1,238	1,094	183,021
Tax-exempt and taxable obligations of states and municipal subdivisions	698,861	12,452	2,811	708,502
Mortgage-backed securities - residential	410,269	4,123	3,425	410,967
Mortgage-backed securities - commercial	277,353	2,917	2,939	277,331
Corporate obligations	35,904	962	13	36,853
Total available-for-sale	$1,741,153	$21,775	$11,096	$1,751,832
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
ACL on Securities
Securities Available for Sale
Quarterly, the Company evaluates if a security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis as outlined below:
•Review the extent to which the fair value is less than the amortized cost and determine if the decline is indicative of credit loss or other factors.
•The securities that violate the credit loss trigger above would be subjected to additional analysis.
•If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using the discounted cash flow (“DCF”) analysis using the effective interest rate. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. The allowance for the calculated credit loss will be monitored going forward for further credit deterioration or improvement.
At both June 30, 2022 and December 31, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $7.2 million and $6.8 million at June 30, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of June 30, 2022 and December 31, 2021.
Securities Held to Maturity
At June 30, 2022, the potential credit loss exposure was $391 thousand and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.0 million and $0 at June 30, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At June 30, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at June 30, 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2022, aggregated by credit quality indicators.

($ in thousands)	June 30, 2022
A2	$1,419
Aa1/Aa2/Aa3	19,711
Aaa	446,055
Not rated	125,969
Total	$593,154
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	June 30, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$27,963	$27,852
Due after one year through five years	269,064	257,549
Due after five years through ten years	387,471	350,647
Due greater than ten years	333,021	278,565
Mortgage-backed securities - residential	368,957	339,827
Mortgage-backed securities - commercial	251,865	234,807
Total	$1,638,341	$1,489,247

Held-to-maturity:
Due less than one year	$20,798	$20,545
Due after one year through five years	109,904	106,351
Due after five years through ten years	35,543	33,601
Due greater than ten years	133,367	123,160
Mortgage-backed securities - residential	163,453	153,314
Mortgage-backed securities - commercial	130,089	124,362
Total	$593,154	$561,333
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.075 billion and $889.5 million at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021. There were no held-to-maturity securities at December 31, 2021. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	June 30, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$124,260	$8,794	$2,582	$185	$126,842	$8,979
Obligations of U.S. government agencies and sponsored entities	152,689	12,837	4,503	538	157,192	13,375
Tax-exempt and taxable obligations of state and municipal subdivisions	477,118	70,673	58,393	9,988	535,511	80,661
Mortgage-backed securities - residential	299,279	24,606	31,500	4,595	330,779	29,201
Mortgage-backed securities - commercial	182,312	13,954	30,647	3,222	212,959	17,176
Corporate obligations	27,684	1,111	27	4	27,711	1,115
Total	$1,263,342	$131,975	$127,652	$18,532	$1,390,994	$150,507

Held-to-maturity:
U.S. Treasury	$106,124	$3,403	$—	$—	$106,124	$3,403
Obligations of U.S. government agencies and sponsored entities	32,638	489	—	—	32,638	489
Tax-exempt and taxable obligations of state and municipal subdivisions	86,881	11,576	—	—	86,881	11,576
Mortgage-backed securities - residential	153,314	10,139	—	—	153,314	10,139
Mortgage-backed securities - commercial	119,649	5,793	—	—	119,649	5,793
Corporate obligations	9,351	649	—	—	9,351	649
Total	$507,957	$32,049	$—	$—	$507,957	$32,049

($ in thousands)	December 31, 2021
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$130,098	$814	$—	$—	$130,098	$814
Obligations of U.S. government agencies and sponsored entities	121,402	933	5,254	161	126,656	1,094
Tax-exempt and taxable obligations of state and municipal subdivisions	249,430	2,692	3,692	119	253,122	2,811
Mortgage-backed securities - residential	284,183	3,228	8,912	197	293,095	3,425
Mortgage-backed securities - commercial	174,697	2,836	3,038	103	177,735	2,939
Corporate obligations	6,692	8	42	5	6,734	13
Total	$966,502	$10,511	$20,938	$585	$987,440	$11,096
At June 30, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 1,237 and 304 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at June 30, 2022 and December 31, 2021.
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

The following table shows the composition of the loan portfolio:

($ in thousands)	June 30, 2022	December 31, 2021
Loans held for sale
Mortgage loans held for sale	$6,703	$7,678
Total LHFS	$6,703	$7,678

Loans held for investment
Commercial, financial and agriculture (1)	$402,619	$397,516
Commercial real estate	1,810,204	1,683,698
Consumer real estate	871,051	838,654
Consumer installment	41,050	39,685
Total loans	3,124,924	2,959,553
Less allowance for credit losses	(32,400)	(30,742)
Net LHFI	$3,092,524	$2,928,811
____________________________________________________________

(1)	Loan balance includes $6.3 million and $41.1 million in Paycheck Protection Program (“PPP”) loans as of June 30, 2022 and December 31, 2021, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At June 30, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $15.3 million and $16.4 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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
The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	June 30, 2022
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$207	$527	$335	$—	$1,069	$402,619	$218
Commercial real estate	1,894	—	17,733	1,402	21,029	1,810,204	1,487
Consumer real estate	1,437	—	2,928	1,276	5,641	871,051	90
Consumer installment	194	—	4	—	198	41,050	—
Total	$3,732	$527	$21,000	$2,678	$27,937	$3,124,924	$1,795
___________________________________________________________

(1)	Total loan balance includes $6.3 million in PPP loans as of June 30, 2022.

December 31, 2021
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$246	$—	$190	$—	$436	$397,516	$—
Commercial real estate	453	—	19,445	2,082	21,980	1,683,698	1,661
Consumer real estate	2,140	45	3,776	2,512	8,473	838,654	1,488
Consumer installment	121	—	7	1	129	39,685	—
Total	$2,960	$45	$23,418	$4,595	$31,018	$2,959,553	$3,149
___________________________________________________________

(1)	Total loan balance includes $41.1 million in PPP loans as of December 31, 2021.
Acquired Loans
As of June 30, 2022, and December 31, 2021 the amortized cost of the Company’s PCD loans totaled $6.2 million and $8.6 million, respectively, which had an estimated ACL of $584 thousand and $855 thousand, respectively.
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
As of June 30, 2022, and December 31, 2021, the Company had TDRs totaling $21.1 million and $24.2 million, respectively. As of June 30, 2022, the Company had no additional amount committed on any loan classified as TDR. As of June 30, 2022, and December 31, 2021, TDRs had a related ACL of $3.8 million and $4.3 million, respectively.
The following table presents LHFI by class modified as TDRs that occurred during the three and six months ended June 30, 2022 and 2021.

($ in thousands, except for number of loans)	Three Months Ended June 30,
2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	1	$15	$15
Total	1	$15	$15

2021
Commercial real estate	2	$237	$237
Consumer real estate	1	$54	$44
Total	3	$291	$281

The TDRs presented above increased the ACL $0 and $21 thousand and resulted in no charge-offs for the three months period ended June 30, 2022 and 2021, respectively.

($ in thousands, except for number of loans)	Six Months Ended June 30,
2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	1	$15	$15
Total	1	$15	$15

2021
Commercial real estate	2	$237	$237
Consumer real estate	1	$54	$44
Total	3	$291	$281
The TDRs presented above increased the ACL $0 and $21 thousand and resulted in no charge-offs for the six months period ended June 30, 2022 and 2021, respectively.
The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification ($ in thousands, except for number of loans).

Troubled Debt Restructurings That Subsequently Defaulted:	Six Months Ended June 30,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	3	$4,562	3	$1,027
Consumer real estate	3	133	1	44
Total	6	$4,695	4	$1,071
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $1.5 million and $238 thousand and resulted in no charge-offs for the six months period ended June 30, 2022 and 2021, respectively.
The following tables represents the Company’s TDRs at June 30, 2022 and December 31, 2021:

June 30, 2022	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$15	$—	$—	$65	$79
Commercial real estate	3,142	—	—	15,849	18,991
Consumer real estate	1,157	—	—	902	2,059
Consumer installment	15	—	—	—	15
Total	$4,329	$—	$—	$16,816	$21,144
Allowance for credit losses	$53	$—	$—	$3,778	$3,831

December 31, 2021	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$63	$—	$—	$107	$170
Commercial real estate	3,367	—	—	16,858	20,225
Consumer real estate	1,772	—	—	1,973	3,745
Consumer installment	18	—	—	—	18
Total	$5,220	$—	$—	$18,938	$24,158
Allowance for credit losses	$90	$—	$—	$4,217	$4,307
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022
($ in thousands)	Real Property	Equipment	Total
Commercial, financial and agriculture	$—	$218	$218
Commercial real estate	1,487	—	1,487
Consumer real estate	312	—	312
Total	$1,799	$218	$2,017

December 31, 2021
($ in thousands)	Real Property	Total
Commercial real estate	$1,712	$1,712
Consumer real estate	1,858	1,858
Total	$3,570	$3,570
A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures the Company’s collateral-dependent LHFI:
•Commercial, financial and agriculture – Loans within these loan classes are secured by equipment, inventory accounts, and other non-real estate collateral.
•Commercial real estate – Loans within these loan classes are secured by commercial real property.
•Consumer real estate - Loans within these loan classes are secured by consumer real property.
•Consumer installment - Loans within these loan classes are secured by consumer goods, equipment, and non-real estate collateral.
There have been no significant changes to the collateral that secures these financial assets during the period.
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of June 30, 2022, these loans totaled $148.6 million, of which $62.4 million had been sold to other financial institutions and $86.2 million was purchased by the Company. As of December 31, 2021, these loans totaled $118.4 million, of which $77.8 million had been sold to other financial institutions and $40.6 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
These above classifications were the most current available as of June 30, 2022, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at June 30, 2022 and December 31, 2021. Revolving loans converted to term as of the six months ended June 30, 2022 and December 31, 2021 were not material to the total loan portfolio.

As of June 30, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$78,092	$118,432	$50,598	$46,425	$46,582	$60,811	$66	$401,006
Special mention	—	—	218	336	—	416	—	970
Substandard	35	40	—	47	50	471	—	643
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$78,126	$118,472	$50,816	$46,808	$46,632	$61,698	$66	$402,619

Commercial real estate:
Risk Rating
Pass	$288,699	$417,922	$283,843	$185,986	$149,012	$396,464	$—	$1,721,925
Special mention	—	1,309	2,269	1,725	6,911	13,889	—	26,104
Substandard	—	4,973	2,761	2,284	16,362	35,121	—	61,501
Doubtful	—	—	—	—	—	675	—	675
Total commercial real estate	$288,699	$424,204	$288,874	$189,995	$172,284	$446,149	$—	$1,810,204

Consumer real estate:
Risk Rating
Pass	$139,239	$224,599	$135,559	$56,347	$55,459	$144,043	$99,869	$855,114
Special mention	—	—	—	201	26	3,028	—	3,254
Substandard	53	424	420	653	2,569	7,145	1,418	12,683
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$139,292	$225,023	$135,978	$57,201	$58,053	$154,215	$101,287	$871,051

Consumer installment:
Risk Rating
Pass	$10,954	$13,170	$6,613	$2,895	$998	$1,853	$4,502	$40,986
Special mention	—	—	—	—	—	—	—	—
Substandard	22	4	23	2	3	9	—	63
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$10,976	$13,175	$6,636	$2,897	$1,001	$1,863	$4,502	$41,050

Total
Pass	$516,984	$774,123	$476,613	$291,654	$252,050	$603,170	$104,438	$3,019,031
Special mention	—	1,309	2,488	2,261	6,937	17,333	—	30,328
Substandard	109	5,441	3,204	2,986	18,984	42,746	1,418	74,890
Doubtful	—	—	—	—	—	675	—	675
Total	$517,093	$780,874	$482,304	$296,901	$277,971	$663,924	$105,856	$3,124,924

As of December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2021	2020	2019	2018	2017	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$152,798	$60,106	$52,802	$47,988	$22,083	$43,773	$178	$379,728
Special mention	—	255	749	90	481	29	—	1,604
Substandard	—	—	1,398	6,184	360	8,242	—	16,184
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$152,798	$60,361	$54,949	$54,262	$22,924	$52,044	$178	$397,516

Commercial real estate:
Risk Rating
Pass	$402,284	$313,288	$207,879	$177,943	$134,234	$332,588	$—	$1,568,216
Special mention	1,326	2,259	1,782	15,076	2,779	15,519	—	38,741
Substandard	3,904	3,189	1,931	17,147	18,814	31,756	—	76,741
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$407,514	$318,736	$211,592	$210,166	$155,827	$379,863	$—	$1,683,698

Consumer real estate:
Risk Rating
Pass	$243,340	$164,359	$70,465	$66,940	$51,988	$121,238	$98,444	$816,774
Special mention	—	—	331	26	1,746	1,949	—	4,052
Substandard	444	532	1,280	3,410	1,288	9,241	1,633	17,828
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$243,784	$164,891	$72,076	$70,376	$55,022	$132,428	$100,077	$838,654

Consumer installment:
Risk Rating
Pass	$17,980	$9,245	$4,222	$1,645	$1,088	$1,758	$3,697	$39,635
Special mention	—	—	—	—	1	—	—	1
Substandard	—	26	3	5	8	7	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$17,980	$9,271	$4,225	$1,650	$1,097	$1,765	$3,697	$39,685

Total
Pass	$816,402	$546,998	$335,368	$294,516	$209,393	$499,357	$102,319	$2,804,353
Special mention	1,326	2,514	2,862	15,192	5,007	17,497	—	44,398
Substandard	4,348	3,747	4,612	26,746	20,470	49,246	1,633	110,802
Doubtful	—	—	—	—	—	—	—	—
Total	$822,076	$553,259	$342,842	$336,454	$234,870	$566,100	$103,952	$2,959,553
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,874	$17,773	$8,492	$481	$31,620
Provision for credit losses	(313)	629	62	72	450
Loans charged-off	(94)	(24)	(140)	(168)	(426)
Recoveries	44	290	338	84	756
Total ending allowance balance	$4,511	$18,668	$8,752	$469	$32,400

($ in thousands)	Six Months Ended June 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Provision for credit losses	(313)	629	62	72	450
Loans charged-off	(146)	(27)	(147)	(337)	(657)
Recoveries	97	514	948	306	1,865
Total ending allowance balance	$4,511	$18,668	$8,752	$469	$32,400

($ in thousands)	Three Months Ended June 30, 2021
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,158	$17,578	$10,280	$647	$32,663
Provision for credit losses	—	—	—	—	—
Loans charged-off	(490)	(166)	(124)	(108)	(888)
Recoveries	242	161	183	96	682
Total ending allowance balance	$3,910	$17,573	$10,339	$635	$32,457

($ in thousands)	Six Months Ended June 30, 2021
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(1,476)	(3,007)	(263)	(265)	(5,011)
Recoveries	325	293	237	396	1,251
Total ending allowance balance	$3,910	$17,573	$10,339	$635	$32,457

The Company recorded a $450 thousand provision for credit losses for the six months ended June 30, 2022, compared to no provision for the same period in 2021. The $450 thousand provision for credit losses is primarily attributed to an increase in total loans held for investment. The Company determined that no provision adjustment was necessary at June 30, 2021 due to the improved macroeconomic outlook.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of June 30, 2022 and December 31, 2021 ($ in thousands).

June 30, 2022	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$218	$1,487	$312	$—	$2,017
Collectively evaluated	402,401	1,808,717	870,739	41,050	3,122,907
Total	$402,619	$1,810,204	$871,051	$41,050	$3,124,924

Allowance for Credit Losses
Individually evaluated	$—	$—	$6	$—	$6
Collectively evaluated	4,511	18,668	8,746	469	32,394
Total	$4,511	$18,668	$8,752	$469	$32,400

December 31, 2021	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$1,712	$1,858	$—	$3,570
Collectively evaluated	397,516	1,681,986	836,796	39,685	2,955,983
Total	$397,516	$1,683,698	$838,654	$39,685	$2,959,553

Allowance for Credit Losses
Individually evaluated	$—	$4	$2	$—	$6
Collectively evaluated	4,873	17,548	7,887	428	30,736
Total	$4,873	$17,552	$7,889	$428	$30,742
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
The pandemic is having an adverse impact on certain industries the Company serves, including hotels, restaurants, retail, and direct energy. As of June 30, 2022, the Company’s aggregate outstanding exposure in these segments was $526.9 million. While it is still not yet possible to know the full effect that the pandemic will have on the economy, or to what extent this crisis will continue to impact the Company, all available current industry statistics and internal monitoring of loan repayment ability and payment forgiveness across the portfolio has been analyzed in an attempt to understand the correlation with asset quality and degree of possible deterioration.
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
NOTE 13 – SUBSEQUENT EVENTS/OTHER
Heritage Southeast Bank
On July 27, 2022, the Company entered into an Agreement and Plan of Merger (the "HSBI Merger Agreement") with Heritage Southeast Bancorporation, Inc., a Georgia corporation ("HSBI"), whereby HSBI will be merged with and into the Company. Pursuant to and simultaneously with entering into the HSBI Merger Agreement, The First Bank and HSBI's wholly owned subsidiary bank, Heritage Southeast Bank, entered into a Plan of Bank Merger whereby Heritage Southeast Bank will be merged with and into The First immediately following the merger of HSBI with and into the Company. Each share of HSBI common stock will, at the effective time of the transaction, be converted into 0.965 of a share of Company common stock, representing a purchase price, as of the announcement date, of approximately $207.0 million. At June 30, 2022, HSBI had approximately $1.7 billion in assets, $1.1 billion in loans, and $1.5 billion in deposits. The closing of the transactions contemplated by the HSBI Merger Agreement is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of each of the Company and HSBI.
Beach Bancorp, Inc.
On August 1, 2022, the Company completed its acquisition of Beach Bancorp, Inc. ("BBI") pursuant to an Agreement and Plan of Merger dated April 26, 2022 by and between the Company and BBI (the "BBI Merger Agreement"). Upon the completion of the merger of BBI with and into the Company, Beach Bank, BBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the BBI Merger Agreement, each share of BBI common stock and each share of BBI preferred stock was converted into the right to receive 0.1711 of a share of Company common stock (the "BBI Exchange Ratio"), and all stock options awarded under the BBI equity plans were converted automatically into an option to purchase shares of Company common stock on the same terms and conditions as applicable to each such BBI option as in effect immediately prior to the effective time, with the number of shares underlying each such option and the applicable exercise price adjusted based on the BBI Exchange Ratio. The BBI merger provides the opportunity for the Company to expand its operations in the Florida panhandle and enter the Tampa market. The Company paid consideration of approximately $101.5 million to the former BBI shareholders including 3,498,936 shares of the Company's common stock and approximately $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock. At June 30, 2022, BBI had approximately $619.3 million in total assets, total loans $485.5 million, and $486.1 million in total deposits. The purchase price allocation and certain fair value measurements are not complete due to the timing of the closing of the BBI Merger. Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of the BBI Merger. Pro-forma financial information is not available to be disclosed due to the timing of the closing of the BBI Merger.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “seek,” “plans,” “potential,” “aim,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. The most recent factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the continued negative impact of the COVID-19 pandemic on our financial statements, including the duration of the pandemic and its continued effects on financial markets, a reduction in financial transaction and business activities resulting in decreased deposits and reduced loan originations, increases in unemployment rates impacting our borrowers’ ability to repay their loans and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
•the continued negative impacts and disruptions resulting from the COVID-19 pandemic on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;
•negative impacts on our business, profitability and our stock price that could result from prolonged periods of inflation;
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, terrorism or other geopolitical events;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
•the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

•reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•adverse changes in asset quality and resulting credit risk-related losses and expenses;
•ability of borrowers to repay loans, which can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, natural disasters, public health emergencies and international instability;
•current or future legislation, regulatory changes or changes in monetary, tax or fiscal policy that adversely affect the businesses in which we or our customers or our borrowers are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the Federal Reserve’s actions with respect to interest rates, the capital requirements promulgated by the Basel Committee on Banking Supervision (“Basel Committee”), potential impacts from the Tax Cuts and Jobs Act, the CARES Act of 2020, and other COVID-19 relief measures, uncertainty relating to calculation of LIBOR and other regulatory responses to economic conditions;
•changes in political conditions or the legislative or regulatory environment;
•the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required to replenish the allowance in future periods;
•reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•changes in the interest rate environment which could reduce anticipated or actual margins;
•increased funding costs due to market illiquidity, increased competition for funding, higher interest rates, and increased regulatory requirements with regard to funding;
•results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses through additional credit loss provisions or write-down of our assets;
•the rate of delinquencies and amount of loans charged-off;
•the impact of our efforts to raise capital on our financial position, liquidity, capital, and profitability;
•risks and uncertainties relating to not successfully closing and integrating the currently contemplated or completed acquisitions within our currently expected timeframe and other terms;
•significant increases in competition in the banking and financial services industries;
•changes in the securities markets;
•loss of consumer confidence and economic disruptions resulting from national disasters or terrorist activities;
•our ability to retain our existing customers, including our deposit relationships;
•changes occurring in business conditions and inflation;
•changes in technology or risks to cybersecurity;
•changes in deposit flows;

•changes in accounting principles, policies, or guidelines, including the impact of the Current Expected Credit Losses (“CECL”) standard;
•our ability to maintain adequate internal control over financial reporting;
•risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates; and
•other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).
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
ECONOMIC CONDITIONS

The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and rising building costs have caused some slowing of the highly robust single family housing market, however, there continues to be a shortage of housing in several markets in the southeast. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Overall, the southeast continues to experience economic growth due to company relocations and expansions combined with overall population growth.
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
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Second quarter 2022 compared to second quarter 2021
The Company reported net income available to common shareholders of $15.8 million for the three months ended June 30, 2022, compared with net income available to common shareholders of $15.6 million for the same period last year, an increase of $153 thousand or 1.0%. For the second quarter of 2022, fully diluted earnings per share were $0.76, compared to $0.74 for the second quarter of 2021.
Operating net earnings, a non-GAAP financial measure, for the second quarter of 2022 totaled $16.5 million compared to $15.6 million for the second quarter of 2021, an increase of $900 thousand or 5.8%. Operating net earnings, which is a non-GAAP financial measure, for the second quarter of 2022 excludes merger and conversion related costs of $875 thousand, net of tax, government grants from the U.S. Treasury of $128 thousand, net of tax, and bargain purchase gain and loss on sale of fixed assets, net of tax, $123 thousand. Diluted operating earnings per share, a non-GAAP financial measure, was $0.80 on a fully diluted basis for the second quarter 2022, compared to $0.74 for the same period in 2021, excluding the costs and income described above. See reconciliation of non-GAAP financial measures provided below.
Net interest income for the second quarter 2022 was $42.1 million, an increase of $4.1 million or 10.6%, compared to $38.1 million for the same period in 2021. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $43.0 million and $38.7 million for the second quarter of 2022 and 2021, respectively. Purchase accounting adjustments decreased $447 thousand for the second quarter comparisons. Second quarter 2022 FTE net interest margin, which is a non-GAAP measure, of 3.09% including 5 basis points related to purchase accounting adjustments compared to 3.14% for the same quarter in 2021, which included 9 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the net interest margin decreased 1 basis points in prior year quarterly comparison. See reconciliation of non-GAAP financial measures provided below.
Non-interest income for the three months ended June 30, 2022 was $8.7 million compared to $8.8 million for the same period in 2021, reflecting a decrease of $158 thousand or 1.8%. This decrease consisted of $1.1 million decrease in mortgage income.
Pre-tax, pre-provision operating earnings, a non-GAAP measure, increased 7.2% to $20.8 million for the quarter-ended June 30, 2022 as compared to $19.4 million for the second quarter of 2021. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the second quarter 2022 excludes merger and conversion related costs of $1.2 million, $600 thousand provision for loan losses, $165 thousand bargain purchase gain and loss on sale of fixed assets, $171 thousand government grants from the U.S Treasury offset by $165 thousand in charitable contributions related to the U.S. Treasury awards. See reconciliation of non-GAAP financial measures provided below.
Non-interest expense was $31.0 million for the three months ended June 30, 2022, an increase of $3.5 million or 12.8%, when compared with the same period in 2021. Charges related to the acquisition of the Cadence Branches and Beach Bank as well as charter conversion accounted for $1.2 million of the increase. Charges related to the ongoing operations of the Cadence Branches totaled $1.0 million for the second quarter of 2022.
Investment securities totaled $2.105 billion, or 34.9% of total assets at June 30, 2022, compared to $1.303 billion, or 23.6% of total assets at June 30, 2021. The average balance of investment securities increased $906.8 million in prior year quarterly comparison. The average tax equivalent yield on investment securities, which is a non-GAAP measure, increased 12 basis points to 2.27% from 2.15% in prior year quarterly comparison. The investment portfolio had a net unrealized loss of $149.1 million at June 30, 2022 as compared to a net unrealized gain of $25.6 million at June 30, 2021. See reconciliation of non-GAAP financial measures provided below.
The FTE average yield on all earning assets, a non-GAAP measure, decreased 20 basis points in prior year quarterly comparison, from 3.56% for the second quarter of 2021 to 3.36% for the second quarter of 2022. Interest expense on average interest-bearing liabilities decreased 17 basis points from 0.46% for the second quarter of 2021 to 0.29% for the second quarter of 2022. Cost of all deposits averaged 14 basis points for the second quarter of 2022 compared to 28 basis points for the second quarter of 2021. See reconciliation of non-GAAP financial measures provided below.

First six months 2022 compared to first six months 2021

The Company reported net income available to common shareholders of $32.6 million for the six months ended June 30, 2022, compared to $32.2 million for the same period last year. Operating net earnings, a non-GAAP financial measure, decreased $764 thousand, or 2.4%, from $32.2 million at June 30, 2021 to $31.5 million at June 30, 2022. Provision for credit losses increased $600 thousand for the year-over-year comparison. Operating net earnings excludes merger and conversion related costs of $1.2 million, net of tax, government grants from the U.S. Treasury of $652 thousand, net of tax, offset by $123 thousand in contributions related to the government grants from the U.S. Treasury and bargain purchase gain and loss on sale of fixed assets, net of tax, $123 thousand for the year-to-date period ending June 30, 2022. Operating earnings per share were $1.52 on a fully diluted basis for six-month period ending June 30, 2022, compared to $1.52 for the same period in 2021, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased by $3.5 million, or 4.5%, for the six months ended June 30, 2022, compared to $77.3 million for the same period in 2021. This increase was primarily due to interest earned on a high volume of securities and a lower rate on deposits. Average earning assets at June 30, 2022, increased $769.2 million, or 15.9%, and average interest-bearing liabilities increased $662.1 million, or 14.8%, when compared to June 30, 2021.

Non-interest income for the six months ended June 30, 2022, was $19.8 million compared to $18.3 million for the same period in 2021, reflecting an increase of $1.5 million or 8.3%. The increase can be attributed to $1.1 million in services charges on deposit accounts and interchange fee income, BOLI proceeds of $1.6 million, and government grants from the U.S. Treasury of $873 thousand coupled with a $3.1 million decrease in mortgage fee income.

The provision for credit losses was $600 thousand for the six months ended June 30, 2022, compared with $0 provision for credit losses for the same period in 2021. The allowance for credit losses of $32.4 million at June 30, 2022 (approximately 1.0% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Credit Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $59.5 million for the six months ended June 30, 2022, an increase of $4.8 million or 8.8%, when compared with the same period in 2021. The increase is primarily attributable to an increase of $1.6 million in acquisition and charter conversion and $1.7 million related to the ongoing charges associated with the Cadence branches.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $6.027 billion at June 30, 2022 compared to $6.067 billion at December 31, 2021, a decrease of $39.6 million. Loans, including loans held for sale, increased $164.4 million to $3.132 billion, or 5.5%, during the first six months of 2022. Deposits at June 30, 2022 totaled $5.311 billion compared to $5.262 billion at December 31, 2021.
For the six months period ended June 30, 2022, The First reported net income of $35.5 million compared to $36.4 million for the six months ended June 30, 2021. Merger and conversion charges equaled $1.2 million, net of tax, for the first six months of 2022 as compared to $0 for the first six months of 2021.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income increased by $4.1 million, or 10.6%, for the second quarter of 2022 relative to the second quarter of 2021. Net interest income increased by $3.5 million, or 4.5%, to $80.7 million for the six month period ending June 30, 2022 compared to the same period in 2021. The increase is primarily related to an increase in taxable interest and dividends coupled with a decrease in interest and fees on loans and was partially offset by declines in interest expense on deposits and borrowed funds. PPP loans totaled $6.3 million as of June 30, 2022, a decrease of $151.5 million or 96.0% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.
The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	June 30, 2022			June 30, 2021
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,634,679	$8,372	2.05%	$853,180	$4,017	1.88%
Tax exempt securities	492,405	3,721	3.02%	367,074	2,554	2.78%
Total investment securities	2,127,084	12,093	2.27%	1,220,254	6,571	2.15%
Interest bearing deposits in other banks	432,851	32	0.03%	661,069	38	0.02%
Loans	3,013,228	34,663	4.60%	3,042,785	37,275	4.90%
Total earning assets	5,573,163	46,788	3.36%	4,924,108	43,884	3.56%
Other assets	539,078			534,423
Total assets	$6,112,241			$5,458,531

Interest-bearing liabilities:
Deposits	$4,953,229	$1,905	0.15%	$4,374,372	$3,315	0.30%
Borrowed funds	—	—	0.00%	3,355	52	6.20%
Subordinated debentures	144,834	1,841	5.08%	144,591	1,821	5.04%
Total interest-bearing liabilities	5,098,063	3,746	0.29%	4,522,318	5,188	0.46%
Other liabilities	420,768			288,363
Shareholders’ equity	593,410			647,850
Total liabilities and shareholders’ equity	$6,112,241			$5,458,531

Net interest income		$42,101			$38,050
Net interest margin			3.02%			3.09%
Net interest income (FTE)*		$43,042	3.06%		$38,696	3.11%
Net interest margin (FTE)*			3.09%			3.14%

($ in thousands)	Six Months Ended
	June 30, 2022			June 30, 2021
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,565,844	$14,523	1.85%	$777,054	$7,608	1.96%
Tax exempt securities	446,984	6,964	3.12%	367,197	5,144	2.80%
Total investment securities	2,012,828	21,487	2.13%	1,144,251	12,752	2.23%
Interest bearing deposits in other banks	628,279	45	0.01%	637,559	86	0.03%
Loans	2,979,738	68,817	4.62%	3,069,815	76,888	5.01%
Total earning assets	5,620,845	90,349	3.21%	4,851,625	89,726	3.70%
Other assets	535,698			546,608
Total assets	$6,156,543			$5,398,233

Interest-bearing liabilities:
Deposits	$4,987,254	$4,188	0.17%	$4,273,907	$7,164	0.34%
Borrowed funds	—	—	0.00%	51,482	340	1.32%
Subordinated debentures	144,797	3,660	5.06%	144,590	3,642	5.04%
Total interest-bearing liabilities	5,132,051	7,848	0.31%	4,469,979	11,146	0.50%
Other liabilities	394,709			281,859
Shareholders’ equity	629,783			646,395
Total liabilities and shareholders’ equity	$6,156,543			$5,398,233

Net interest income		$80,740			$77,279
Net interest margin			2.87%			3.19%
Net interest income (FTE)*		$82,501	2.91%		$78,580	3.20%
Net interest margin (FTE)*			2.94%			3.24%
____________________________________________________
*Non-GAAP measure. See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	June 30, 2022	% of Total	June 30, 2021	% of Total
Non-interest income:
Service charges on deposit accounts	$2,038	23.5%	$1,756	19.9%
Mortgage fee income	1,227	14.2%	2,372	26.9%
Interchange fee income	3,102	35.8%	3,145	35.6%
(Loss) gain on securities, net	(80)	(0.9)%	77	0.9%
Gain (loss) on sale of premises and equipment	(115)	(1.3)%	—	0.0%
Gain on acquisition	281	3.2%	—	0.0%
Government awards/grants	171	2.0%	—	0.0%
Other	2,040	23.5%	1,472	16.7%
Total non-interest income	$8,664	100%	$8,822	100%

Non-interest expense:
Salaries and employee benefits	$17,237	55.6%	$16,036	58.5%
Occupancy expense	3,828	12.4%	3,813	13.9%
FDIC/OCC premiums	546	1.8%	499	1.8%
Marketing	122	0.4%	39	0.1%
Amortization of core deposit intangibles	1,064	3.4%	1,052	3.8%
Other professional services	768	2.5%	1,049	3.8%
Other non-interest expense	6,218	20.1%	4,964	18.1%
Acquisition and charter conversion charges	1,172	3.8%	—	0.0%
Total non-interest expense	$30,955	100%	$27,452	100%

($ in thousands)	Six Months Ended
EARNINGS STATEMENT	June 30, 2022	% of Total	June 30, 2021	% of Total
Non-interest income:
Service charges on deposit accounts	$4,078	20.6%	$3,516	19.2%
Mortgage fee income	2,457	12.4%	5,534	30.2%
Interchange fee income	6,299	31.8%	5,789	31.7%
(Loss) gain on securities, net	(83)	(0.4)%	97	0.5%
Gain (loss) on sale of premises and equipment	(113)	(0.6)%	—	0.0%
Gain on acquisition	281	1.4%	—	0.0%
Government awards/grants	873	4.4%	—	0.0%
BOLI income from death proceeds	1,630	8.2%	—	0.0%
Other	4,399	22.2%	3,359	18.4%
Total non-interest income	$19,821	100%	$18,295	100%

Non-interest expense:
Salaries and employee benefits	$34,036	57.2%	$32,091	58.7%
Occupancy expense	7,704	12.9%	7,692	14.1%
FDIC/OCC premiums	1,112	1.9%	993	1.8%
Marketing	208	0.3%	199	0.4%
Amortization of core deposit intangibles	2,128	3.6%	2,104	3.8%
Other professional services	1,331	2.2%	1,983	3.6%
Other non-interest expense	11,446	19.2%	9,655	17.6%
Acquisition and charter conversion charges	1,580	2.7%	—	0.0%
Total non-interest expense	$59,545	100%	$54,717	100%
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
The Company’s provision for income taxes was $3.5 million or 18.0% of earnings before income taxes for the second quarter 2022, compared to $3.8 million or 19.7% of earnings before income taxes for the same period in 2021. The provision for the six months ended June 30, 2022 was $7.8 million or 19.4% of earnings before income taxes compared to $8.6 million or 21.1% for the same period in 2021.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $2.082 billion, or 34.5% of total assets at June 30, 2022 compared to $1.752 billion, or 28.8% of total assets at December 31, 2021.
There were no federal funds sold at June 30, 2022 and December 31, 2021; and interest-bearing balances at other banks decreased to $237.6 million at June 30, 2022 from $804.5 million at December 31, 2021. The Company’s investment portfolio increased $330.9 million, or 18.7%, to $2.105 billion at June 30, 2022 compared to December 31, 2021. The increase in the portfolio is related to purchases that were made in the first six months of 2022 offset by a decrease in the fair market value of $159.8 million. The Company carries available-for-sale investments at their fair market values and held-to-maturities at their amortized costs. The fair value of available-for-sale securities totaled 1.489 billion at June 30, 2022 compared to $1.752 billion at December 31, 2021. The fair value of held-to-maturity investments totaled $561.3 million and $0 at June 30, 2022 and December 31, 2021, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At June 30, 2022, LHFS totaled $6.7 million, compared to $7.7 million at December 31, 2021.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $3.093 billion at June 30, 2022, an increase of $163.7 million, or 5.6%, from $2.929 billion at December 31, 2021. PPP loans were $6.3 million at June 30, 2022, a decrease of $34.8 million, or 84.7%, from $41.1 million at December 31, 2021.
The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$402,619	12.9%	$397,516	13.4%
Commercial real estate	1,810,204	57.9%	1,683,698	57.0%
Consumer real estate	871,051	27.9%	838,654	28.3%
Consumer installment	41,050	1.3%	39,685	1.3%
Total loans	3,124,924	100%	2,959,553	100%
Allowance for credit losses	(32,400)		(30,742)
Net loans	$3,092,524		$2,928,811

_______________________________________
(1)Loan amount includes $6.3 million and $41.1 million in PPP loans at June 30, 2022 and December 31, 2021, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of June 30, 2022, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $23.7 million at June 30, 2022, a decrease of $4.3 million from December 31, 2021.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $2.0 million at June 30, 2022 as compared to $2.6 million at December 31, 2021.
A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At June 30, 2022, the Bank had $21.1 million in loans that were classified as TDRs, of which $4.3 million were performing as agreed with modified terms. At December 31, 2021, the Bank had $24.2 million in loans that were classified as TDRs of which $5.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of June 30, 2022, $16.8 million in loans categorized as TDRs were classified as non-performing as compared to $18.9 million at December 31, 2021.
The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted.

($ in thousands)	June 30, 2022	December 31, 2021
Nonaccrual Loans
Commercial, financial and agriculture	$335	$190
Commercial real estate	19,134	21,527
Consumer real estate	4,205	6,288
Consumer installment	4	8
Total Nonaccrual Loans	23,678	28,013

Other real-estate owned	1,985	2,565

Total NPAs	$25,663	$30,578
Performing TDRs	$4,329	$5,220
Past due 90 days or more and still accruing	$527	$45
Total NPAs as a % of total loans & leases net of unearned income	0.8%	1.0%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.8%	0.9%
NPAs totaled $25.7 million at June 30, 2022, compared to $30.6 million at December 31, 2021, a decrease of $4.9 million. The ACL/total loans ratio was 1.0% at June 30, 2022, and 1.0% at December 31, 2021. Total valuation accounting adjustments were $2.8 million on acquired loans at June 30, 2022. The ratio of annualized net charge-offs (recoveries) to total loans was (0.04)% for the quarter ended June 30, 2022 compared to 0.03% for the year ended December 31, 2021.
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
At June 30, 2022, the ACL was $32.4 million, or 1.0% of LHFI, an increase of $1.7 million, or 5.4% when compared to December 31, 2021. The increase is related to $450 thousand in provision for credit losses and net recoveries on several loans during 2022. At December 31, 2021, the allowance for loan losses was approximately $30.7 million, which was 1.0% of LHFI.
At June 30, 2022, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

Allowance for Credit Losses
Balances:	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Average LHFI outstanding during period:	$3,013,228	$3,042,785	$2,979,739	$3,069,815
LHFI outstanding at end of period:	3,124,924	3,036,732	3,124,924	3,036,732
Allowance for Credit Losses:
Balance at beginning of period	$31,620	$32,663	$30,742	$35,820
ASC 326 adoption adjustment	—	—	—	397
Provision charged to expense	450	—	450	—
Charge-offs:
Commercial, financial and agriculture	94	490	146	1,476
Commercial real estate	24	166	27	3,007
Consumer real estate	140	124	147	263
Consumer installment	168	108	337	265
Total Charge-offs	426	888	657	5,011
Recoveries:
Commercial, financial and agriculture	44	242	97	325
Commercial real estate	290	161	514	293
Consumer real estate	338	183	948	237
Consumer installment	84	96	306	396
Total Recoveries	756	682	1,865	1,251
Net loan charge offs (recoveries)	(330)	206	(1,208)	3,760
Balance at end of period	$32,400	$32,457	$32,400	$32,457
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.0%	0.0%	(0.1)%	0.2%
ACL to LHFI at end of period	1.0%	1.1%	1.0%	1.1%
Net Loan Charge-offs (recoveries) to PCL	(73.3)%	0.0%	(268.4)%	0.0%
The Company recorded $450 thousand provision for credit losses for the three and six months ended June 30, 2022 and $0 for the three and six months ended June 30, 2021. The increased provision for credit losses resulted primarily from an increase of $163.7 million in LHFI and $1.2 million in net recoveries during 2022.
The following tables summarizes the ACL at June 30, 2022 and at December 31, 2021.

($ in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agriculture	$4,511	$4,873
Commercial real estate	18,668	17,552
Consumer real estate	8,752	7,889
Consumer installment	469	428
Total	$32,400	$30,742
ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the

Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded $150 thousand provision for credit losses on OBSC exposures for the three and six periods ended June 30, 2022 and $0 for the same period in 2021.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $119.1 million at June 30, 2022 and $115.2 million at December 31, 2021. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $362 thousand to $22.6 million at June 30, 2022 compared to $22.2 million at December 31, 2021. The Company’s net premises and equipment at June 30, 2022 was $126.5 million and $126.0 million at December 31, 2021; an increase of $553 thousand, or 0.4% for the first six months of 2022. Operating right-of-use assets at June 30, 2022, totaled $4.0 million compared to $4.1 million at December 31, 2021, a decrease of $45 thousand. Financing right-of-use assets at June 30, 2022, totaled $2.2 million compared to $2.4 million at December 31, 2021, a decrease of $232 thousand. Bank-owned life insurance at June 30, 2022 totaled $84.8 million compared to $87.4 million at December 31, 2021, a decrease of $2.7 million. The majority of the decrease was due to death benefits received in the first quarter of 2022. Goodwill at June 30, 2022 increased $279 thousand to $156.9 million compared to $156.7 million at December 31, 2021. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $2.1 million to $27.4 million as of June 30, 2022, compared to $29.5 million at December 31, 2021.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At June 30, 2022, management has determined that no impairment exists.
Other real estate owned decreased by $580 thousand, or 22.6%, to $2.0 million at June 30, 2022 as compared to December 31, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $692.8 million at June 30, 2022 and $627.8 million at December 31, 2021, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 22.1% of gross loans at June 30, 2022 and 21.2% at December 31, 2021. The Company also had undrawn similar standby letters of credit to customers totaling $13.3 million at June 30, 2022 and $12.3 million at December 31, 2021. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 – Financial Instruments with Off-Balance Risk to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of June 30, 2022. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.506 billion at June 30, 2022. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2022, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $1.195 billion of the Company’s investment balances, compared to $985.4 million at December 31, 2021. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of June 30, 2022 was 33.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2022	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	58.4%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(2.9)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	46.1%	90.0%	In Policy
Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of June 30, 2022, cash and cash equivalents were $356.8 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $636.5 million at June 30, 2022. Approximately $692.8 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $13.3 million similar letters of credit, at June 30, 2022.
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

DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the six month periods ended June 30, 2022 and 2021 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.” The Company implemented Deposit Reclassification at the beginning of 2020. This program reclassifies non-interest-bearing deposits and NOW deposit balances to money market accounts. This program reduces our reserve balance required at the Federal Reserve Bank of Atlanta and provides additional funds for liquidity or lending. At quarter-end June 30, 2022, $835.4 million in non-interest deposit balances and $1.044 billion in NOW deposit accounts were reclassified as money market accounts. A distribution of the Company’s deposits with reclassification showing the year-to-date average balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution	June 30, 2022		December 31, 2021
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$367,059	—	$253,324	—
Interest bearing deposits:
NOW accounts and other	1,853,061	0.25%	1,529,293	0.48%
Money market accounts	2,049,196	0.03%	1,870,156	0.08%
Savings accounts	521,714	0.02%	440,997	0.03%
Time deposits	563,283	0.35%	537,538	0.57%
Total interest-bearing deposits	4,987,254	0.15%	4,377,964	0.27%
Total deposits	$5,354,313	0.14%	$4,631,288	0.26%
As of June 30, 2022, average deposits increased by $723.0 million, or 15.6% to $5.354 billion from $4.631 billion at December 31, 2021. The most significant growth during 2022 compared to 2021 was in money market accounts. The average cost of interest-bearing deposits and total deposits was 0.15% and 0.14% during at June 30, 2022 compared to 0.27% and 0.26% at December 31, 2021. The decreased in the average cost of interest-bearing deposit during the first six months of 2022 compared to December 31, 2021 was related to the Bank gradually reducing interest rates during 2021. In addition to reducing rates, several larger public fund relationships renewed into lower rates during the first quarter of 2022.
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
Total noninterest-bearing deposit liabilities increased by $66.7 million, or 8.8%, in the first six months of 2022. As of June 30, 2022, junior subordinated debentures increased $150 thousand, net of issuance costs, to $144.9 million. Subordinated debt is discussed more fully in the below Capital section of this report.
LEASE LIABILITIES
As of June 30, 2022, operating lease liabilities decreased $47 thousand, or 1.1% to $4.1 million from $4.2 million at December 31, 2021. Finance lease liabilities decreased $88 thousand, or 4.2% to $2.0 million from $2.1 million at December 31, 2021.

OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $3.7 million, or 15.8%, during the first six months of 2022. The primary decrease is related to deferred taxes on AFS unrealized losses that were classified as other assets during 2022. As of June 30, 2022, accrued interest payable decreased $104 thousand, or 6.1% to $1.6 million from $1.7 million at December 31, 2021. The ACL on OBSC exposures increased $150 thousand to $1.2 million at June 30, 2022 when compared to December 31, 2021.
CAPITAL
At June 30, 2022, the Company had total shareholders’ equity of $560.5 million, comprised of $21.8 million in common stock, $41.1 million in treasury stock, $459.5 million in surplus, $231.7 million in undivided profits and $111.4 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2021 was $676.2 million. The decrease of $115.7 million, or 17.1%, in shareholders’ equity during the first six months of 2022 is primarily attributable to $119.4 million decrease in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities, treasury stock acquired of $22.2 million, and $7.2 million in cash dividends paid, which decreases in total shareholders’ equity were offset by capital added through net earnings of $32.6 million.
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

Regulatory Capital Ratios The First Bank	June 30, 2022	December 31, 2021	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	16.2%	16.6%	6.5%	7.0%
Tier 1 Capital Ratio	16.2%	16.6%	8.0%	8.5%
Total Capital Ratio	17.0%	17.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.4%	10.8%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	June 30, 2022	December 31, 2021	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.7%	13.7%	N/A	N/A
Tier 1 Capital Ratio**	13.1%	14.1%	N/A	N/A
Total Capital Ratio	17.3%	18.6%	N/A	N/A
Tier 1 Leverage Ratio	8.6%	9.2%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2022 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of June 30, 2022, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at June 30, 2022 was $560.5 million, or approximately 9.3% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Company had $144.9 million of subordinated debt, net of deferred issuance costs $2.0 million and unamortized fair value mark $619 thousand, at June 30, 2022, compared to $144.7 million, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021.
Reconciliation of Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain ratios derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income, total interest income, and interest income investment securities recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Operating net earnings and diluted operating earnings per share exclude acquisition and charter conversion charges, bargain purchase gain and loss on sale of fixed assets, Treasury awards, BOLI income from death proceeds, and contributions related to the Treasury awards. Pre-tax, pre-provision operating earnings excludes acquisition and charter conversion charges, provision for credit losses, bargain purchase gain and loss on sale of fixed assets, Treasury awards, BOLI income from death proceeds, and charitable contributions related to Treasury awards. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. The most comparable GAAP measures to these measures are earnings per share, net interest income, earnings, total interest income, and average yield on investment securities, respectively. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.
Operating Net Earnings

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net income available to common shareholders	$15,753	$15,600	$32,582	$32,244
Acquisition and charter conversion charges	1,172	—	1,580	—
Tax on acquisition and charter conversion charges	(297)	—	(400)	—
Bargain purchase gain and loss on sale of fixed assets	(165)	—	(165)	—
Tax on bargain purchase gain and loss on sale of fixed assets	42	—	42	—
Treasury awards	(170)	—	(872)	—
Tax on Treasury awards	42	—	220	—
BOLI income from death proceeds	—	—	(1,630)	—
Contributions related to Treasury awards	165	—	165	—
Tax on contributions related to Treasury awards	(42)	—	(42)	—
Net earnings available to common shareholders, operating	$16,500	$15,600	$31,480	$32,244
Diluted Operating Earnings per Share

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Diluted earnings per share	$0.76	$0.74	$1.57	$1.52
Acquisition and charter conversion charges	0.06	—	0.08	—
Tax on acquisition and charter conversion charges	(0.02)	—	(0.02)	—
Bargain purchase gain and loss on sale of fixed assets	(0.01)	—	(0.01)	—
Tax on bargain purchase gain and loss on sale of fixed assets	—	—	—	—
Effect of Treasury awards	(0.01)	—	(0.04)	—
Tax on Treasury awards	0.01	—	0.01	—
BOLI income from death proceeds	—	—	(0.08)	—
Contributions related to Treasury awards	0.01	—	0.01	—
Tax on contributions related to Treasury awards	—	—	—	—
Diluted earnings per share, operating	$0.80	$0.74	$1.52	$1.52

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net interest income	$42,101	$38,050	$80,740	$77,279
Tax exempt investment income	(2,780)	(1,908)	(5,202)	(3,843)
Taxable investment income	3,721	2,554	6,963	5,144
Net interest income, FTE	$43,042	$38,696	$82,501	$78,580

Average earning assets	$5,573,163	$4,924,108	$5,620,845	$4,851,625
Net interest margin, FTE	3.09%	3.14%	2.94%	3.24%
Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Earnings before income taxes	$19,210	$19,420	$40,416	$40,857
Acquisition and charter conversion charges	1,172	—	1,580	—
Provision for credit loss	600	—	600	—
Bargain purchase gain and loss on sale of fixed assets	(165)	—	(165)	—
Treasury awards	(170)	—	(872)	—
BOLI income from death proceeds	—	—	(1,630)	—
Contributions related to Treasury awards	165	—	165	—
Pre-Tax, Pre-Provision Operating Earnings	$20,812	$19,420	$40,094	$40,857
Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Total interest income	$45,847	$43,238	$88,588	$88,425
Tax-exempt investment income	(2,780)	(1,908)	(5,202)	(3,843)
Taxable investment income	3,721	2,554	6,963	5,144
Total interest income, FTE	$46,788	$43,884	$90,349	$89,726

Yield on average earning assets, FTE	3.36%	3.56%	3.21%	3.70%
Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Interest income investment securities	$11,152	$5,925	$19,726	$11,451
Tax-exempt investment income	(2,780)	(1,908)	(5,202)	(3,843)
Taxable investment income	3,721	2,554	6,963	5,144
Interest income investment securities, FTE	$12,093	$6,571	$21,487	$12,752

Average investment securities	$2,127,084	$1,220,254	$2,012,828	$1,144,251

Yield on investment securities, FTE	2.27%	2.15%	2.13%	2.23%

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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

June 30, 2022	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(2.3)%	(20.0)%	(10.0)%	(40.0)%
Up 300 bps	0.7%	(15.0)%	(5.2)%	(30.0)%
Up 200 bps	2.2%	(10.0)%	(1.6)%	(20.0)%
Up 100 bps	1.9%	(5.0)%	0.2%	(10.0)%
Down 100 bps	(5.6)%	(5.0)%	(3.5)%	(10.0)%
Down 200 bps	(9.6)%	(10.0)%	(10.7)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2022, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2022	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	162,598	169,842	179,910	183,271	183,858	181,244	175,858
Dollar Change	(17,312)	(10,068)		3,361	3,948	1,334	(4,052)
NII @ Risk - Sensitivity Y1	(9.6)%	(5.6)%		1.9%	2.2%	0.7%	(2.3)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $162.6 million lower than in a stable interest rate scenario, for a decreased variance of 9.6%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $183.9 million, or 2.2%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 214.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2022, under different interest rate scenarios relative to a base case of current interest rates:

June 30, 2022	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,138,442	1,230,187	1,274,987	1,277,035	1,254,848	1,209,282	1,147,337
Change in EVE from base	(136,545)	(44,800)		2,048	(20,139)	(65,705)	(127,650)
% Change	(10.7)%	(3.5)%		0.2%	(1.6)%	(5.2)%	(10.0)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item 1A - Risk Factors" of the Company's 2021 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 30, 2022, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Current Program
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - April 30	—	$—	—	$30,000
May 1 - May 31	200	32.66	—	30,000
June 1 - June 30	2,333	28.84	—	30,000
Total	2,533	$30.75	—
As of June 30, 2022, the Company withheld 2,533 shares in order to satisfy employee tax obligations for vesting of restricted stock awards.
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

2.2
Agreement and Plan of Merger, dated as of July 27, 2022, by and between The First Bancshares, Inc. and Heritage Southeast Bancorporation, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 1, 2022).

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
________________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

August 9, 2022	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer
(Date)

August 9, 2022	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer
(Date)