Form 10-Q
period 2022-09-30
FIRST BANCSHARES INC /MS/
filed 2022-11-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Common stock, $1.00 par value, 25,277,502 shares issued and 24,027,895 outstanding as of November 2, 2022.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$71,555	$115,232
Interest-bearing deposits with banks	92,286	804,481
Total cash and cash equivalents	163,841	919,713
Securities available-for-sale, at fair value (amortized cost: $1,596,290 - 2022; $1,741,153 - 2021; allowance for credit losses: $0)	1,379,410	1,751,832
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $532,688 - 2022; $0 - 2021)	593,553	—
Other securities	31,060	22,226
Total securities	2,004,023	1,774,058
Loans held for sale	2,225	7,678
Loans held for investment	3,719,388	2,959,553
Allowance for credit losses	(38,356)	(30,742)
Net loans held for investment	3,681,032	2,928,811
Interest receivable	24,570	23,256
Premises and equipment	140,533	125,959
Operating lease right-of-use assets	7,901	4,095
Finance lease right-of-use assets	2,046	2,394
Cash surrender value of bank-owned life insurance	95,351	87,420
Goodwill	178,764	156,663
Other real estate owned	10,328	2,565
Other assets	144,234	44,802
Total assets	$6,454,848	$6,077,414
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,770,848	$1,550,381
Interest-bearing	3,780,450	3,676,403
Total deposits	5,551,298	5,226,784
Interest payable	1,365	1,711
Borrowed funds	90,000	—
Subordinated debentures	144,952	144,726
Operating lease liabilities	8,092	4,192
Finance lease liabilities	1,962	2,094
Allowance for credit losses on off-balance sheet credit exposures	1,220	1,070
Other liabilities	34,488	20,665
Total liabilities	5,833,377	5,401,242
Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 25,277,727 shares issued at September 30, 2022, and 21,668,644 shares issued at December 31, 2021, respectively	25,278	21,669
Additional paid-in capital	558,181	459,228
Retained earnings	241,132	206,228
Accumulated other comprehensive (loss) income	(162,009)	7,978
Treasury stock, at cost, 1,249,607 shares at September 30, 2022 and 649,607 shares at December 31, 2021	(41,111)	(18,931)
Total shareholders’ equity	621,471	676,172
Total liabilities and shareholders’ equity	$6,454,848	$6,077,414
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$42,274	$37,480	$111,091	$114,368
Interest and dividends on securities:
Taxable interest and dividends	8,723	5,033	23,247	12,641
Tax exempt interest	2,875	1,905	8,077	5,748
Interest on federal funds sold and interest-bearing deposits in other banks	2	17	47	103
Total interest income	53,874	44,435	142,462	132,860
Interest expense:
Interest on deposits	2,748	2,588	6,937	9,752
Interest on borrowed funds	1,978	1,819	5,638	5,801
Total interest expense	4,726	4,407	12,575	15,553
Net interest income	49,148	40,028	129,887	117,307
Provision for credit losses, LHFI	4,300	—	4,750	—
Provision for credit losses, OBSC exposures	—	—	150	—
Net interest income after provision for credit losses	44,848	40,028	124,987	117,307
Non-interest income:
Service charges on deposit accounts	2,219	1,846	6,297	5,363
(Loss) gain on securities	1	11	(82)	107
Gain on acquisition	—	—	281	—
Government awards/grants	—	1,826	873	1,826
BOLI death proceeds	—	—	1,630	—
(Loss) gain on sale of premises and equipment	—	(397)	(114)	(383)
Other	6,802	6,300	19,958	20,968
Total non-interest income	9,022	9,586	28,843	27,881
Non-interest expense:
Salaries and employee benefits	19,099	16,246	53,135	48,337
Occupancy and equipment	3,826	3,922	11,530	11,614
Acquisition expense/charter conversion	3,640	5	5,220	5
Other	9,338	8,880	25,563	23,814
Total non-interest expense	35,903	29,053	95,448	83,770
Income before income taxes	17,967	20,561	58,382	61,418
Income tax expense	3,924	4,429	11,758	13,042
Net income	$14,043	$16,132	$46,624	$48,376

Basic earnings per share	$0.61	$0.77	$2.18	$2.30
Diluted earnings per share	0.61	0.76	2.17	2.28
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$14,043	$16,132	$46,624	$48,376
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(67,785)	(7,306)	(227,641)	(16,204)
Reclassification adjustment for losses (gains) included in net income	(1)	(11)	82	(107)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(67,786)	(7,317)	(227,559)	(16,311)
Income tax (expense) benefit	17,150	1,852	57,572	4,127
Other comprehensive income (loss)	(50,636)	(5,465)	(169,987)	(12,184)
Comprehensive income (loss)	$(36,593)	$10,667	$(123,363)	$36,192
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income	—	—	—	16,644	—	—	—	16,644
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(9,615)	—	—	(9,615)
Dividends on common stock, $0.13 per share	—	—	—	(2,723)	—	—	—	(2,723)
Issuance of restricted stock grants	84,578	85	(85)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(14,720)	(15)	(426)	—	—	—	—	(441)
Compensation expense	—	—	440	—	—	—	—	440
Balance, March 31, 2021	21,668,351	21,668	456,849	168,162	16,201	(649,607)	(18,931)	643,949
Net income	—	—	—	15,600	—	—	—	15,600
Other comprehensive income	—	—	—	—	2,896	—	—	2,896
Dividends on common stock, $0.14 per share	—	—	—	(2,942)	—	—	—	(2,942)
Issuance of restricted stock grants	3,000	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(1,021)	(1)	1	—	—	—	—	—
Compensation expense	—	—	549	—	—	—	—	549
Balance, June 30, 2021	21,670,330	21,670	457,396	180,820	19,097	(649,607)	(18,931)	660,052
Net income	—	—	—	16,132	—	—	—	16,132
Other comprehensive income	—	—	—	—	(5,465)	—	—	(5,465)
Dividends on common stock, $0.15 per share	—	—	—	(3,152)	—	—	—	(3,152)
Restricted stock grants forfeited	(500)	—	—	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(326)	—	(12)	—	—	—	—	(12)
Compensation expense	—	—	1,128	—	—	—	—	1,128
Balance, September 30, 2021	21,669,504	$21,670	$458,512	$193,800	$13,632	(649,607)	$(18,931)	$668,683

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	21,734,437	21,734	459,075	219,589	(68,847)	(1,249,607)	(41,111)	590,440
Net income	—	—	—	15,753	—	—	—	15,753
Other comprehensive loss	—	—	—	—	(42,526)	—	—	(42,526)
Dividends on common stock, $0.18 per share	—	—	—	(3,688)	—	—	—	(3,688)
Issuance of restricted stock grants	47,827	48	(48)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(2,533)	(2)	(71)	—	—	—	—	(73)
Compensation expense	—	—	546	—	—	—	—	546
Balance, June 30, 2022	21,778,731	21,779	459,503	231,654	(111,373)	(1,249,607)	(41,111)	560,452
Net income	—	—	—	14,043	—	—	—	14,043
Other comprehensive loss	—	—	—	—	(50,636)	—	—	(50,636)
Dividends on common stock, $0.19 per share	—	—	—	(4,565)	—	—	—	(4,565)
Issuance of common shares for BBI acquisition	3,498,936	3,499	97,970	—	—	—	—	101,469
Issuance of restricted stock grants	60	—	—	—	—	—	—	—
Compensation expense	—	—	708	—	—	—	—	708
Balance, September 30, 2022	25,277,727	$25,278	$558,181	$241,132	$(162,009)	(1,249,607)	$(41,111)	$621,471
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$46,624	$48,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,549	10,453
Provision for credit loss	4,900	—
Loss on sale or writedown of ORE	252	778
Securities loss (gain)	82	(107)
Acquisition gain	(281)	—
Loss (gain) on disposal of premises and equipment	114	383
Restricted stock expense	1,720	2,117
Increase in cash value of life insurance	(1,576)	(1,407)
Federal Home Loan Bank stock dividends	(8)	(26)
Residential loans originated and held for sale	(113,058)	(182,371)
Proceeds from sale of residential loans held for sale	118,511	195,263
Changes in:
Interest receivable	166	3,200
Interest payable	(346)	(758)
Operating lease liability	3,900	(1,696)
Other, net	1,844	2,667
Net cash provided by operating activities	68,393	76,872
Cash flows from investing activities:
Maturities, calls and paydowns of available-for-sale and held-to-maturity securities	157,181	174,987
Proceeds from sales of securities available-for-sale	21,069	—
Purchases of available-for-sale and held-to-maturity securities	(609,218)	(636,825)
Purchases of other securities	(8,580)	5,276
Proceeds from other securities	1,237	—
Net (increase) decrease in loans	(273,335)	160,700
Net changes in premises and equipment	(5,756)	(6,448)
Proceeds from sale of other real estate owned	2,260	4,221
Proceeds from the sale of land	712	—
Bank-owned life insurance – death proceeds	1,630	—
Purchase of bank-owned life insurance	—	(12,330)
Cash received in excess of cash paid for acquisitions	23,939	—
Net cash used in investing activities	(688,861)	(310,419)
Cash flows from financing activities:
(Decrease) increase in deposits	(165,921)	457,443
Proceeds from borrowed funds	270,001	24,025
Repayments of borrowed funds	(205,001)	(138,672)
Principal payments on finance lease liabilities	(132)	(141)
Dividends paid on common stock	(11,544)	(8,682)
Cash paid to repurchase common stock	(22,180)	(5,171)
Payment of subordinated debt issuance costs	—	(60)
Repurchase of restricted stock for payment of taxes	(627)	(453)
Net cash provided by (used in) financing activities	(135,404)	328,289
Net change in cash and cash equivalents	(755,872)	94,742
Beginning cash and cash equivalents	919,713	562,554
Ending cash and cash equivalents	$163,841	$657,296

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures:
Loans transferred to other real estate	1,490	1,780
Issuance of restricted stock grants	130	86
Dividends on restricted stock grants	176	135
Stock issued in connection with BBI acquisition	101,469	—
Lease liabilities arising from obtaining right-of-use assets	600	14
Lease liabilities arising from BBI acquisition	5,437	—
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2022
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021.
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
At September 30, 2022, the Company had approximately $6.455 billion in assets, $3.681 billion in net loans held for investment (“LHFI”), $5.551 billion in deposits, and $621.5 million in shareholders' equity. For the nine months ended September 30, 2022, the Company reported net income of $46.6 million.
On February 25, 2022, the Company paid a cash dividend in the amount of $0.17 per share to shareholders of record as of the close of business on February 10, 2022. On May 25, 2022, the Company paid a cash dividend in the amount of $0.18 per share to shareholders of record as of the close of business on May 10, 2022. On July 27, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.19 per share to be paid on its common stock on August 25, 2022 to shareholders of record as of the close of business on August 8, 2022. On August 25, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.20 per share to be paid on its common stock on November 25, 2022 to shareholders of record as of the close of business on November 8, 2022.
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
NOTE 4 – BUSINESS COMBINATIONS
Acquisitions
Beach Bancorp, Inc.
On August 1, 2022, the Company completed its acquisition of Beach Bancorp, Inc. ("BBI"), pursuant to an Agreement and Plan of Merger dated April 26, 2022 by and between the Company and BBI (the "BBI Merger Agreement"). Upon the completion of the merger of BBI with and into the Company, Beach Bank, BBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the BBI Merger Agreement, each share of BBI common stock and each share of BBI preferred stock was converted into the right to receive 0.1711 of a share of Company common stock (the "BBI Exchange Ratio"), and all stock options awarded under the BBI equity plans were converted automatically into an option to purchase shares of Company common stock on the same terms and conditions as applicable to each such BBI option as in effect immediately prior to the effective time, with the number of shares underlying each such option and the applicable exercise price adjusted based on the BBI Exchange Ratio. The BBI merger provides the opportunity for the Company to expand its operations in the Florida panhandle and enter the Tampa market. The Company paid consideration of approximately $101.5 million to the former BBI shareholders including 3,498,936 shares of the Company's common stock and approximately $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock.
In connection with the acquisition of BBI, the Company recorded approximately $21.8 million of goodwill and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years. The Company also incurred $1.3 million of provision for credit losses on credit marks from the loans acquired from Beach Bank.
Expenses associated with the BBI acquisition were $2.3 million and $2.9 million for the three months and nine months period ended September 30, 2022, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The assets acquired and liabilities assumed and consideration paid in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through August 1, 2023 in respect of the acquisition, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$101,470
Total purchase price	101,470
Identifiable assets:
Cash	$23,939
Investments	22,907
Loans	482,903
Other real estate	8,797
Bank owned life insurance	10,092
Core deposit intangible	9,791
Personal and real property	13,825
Deferred tax asset	28,105
Other assets	9,649
Total assets	610,008
Liabilities and equity:
Deposits	490,588
Borrowings	25,000
Other liabilities	14,772
Total liabilities	530,360
Net assets acquired	79,648
Goodwill	$21,822
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
Expenses associated with the branch acquisition of the Cadence Branches were $142 thousand and $604 thousand for the three months and nine months period ended September 30, 2022, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.

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
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the nine months ended September 30, 2022 and 2021 as if the Cadence and BBI acquisitions had occurred on January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	(unaudited)	(unaudited)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net interest income	$140,551	$129,439
Non-interest income	33,710	45,114
Total revenue	174,261	174,553
Income before income taxes	69,123	63,787
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the nine months ended September 30, 2022, include the operating results of the acquired assets and assumed liabilities of the above mentioned acquisitions subsequent to the acquisition date.

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
The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$14,043	22,861,795	$0.61	$16,132	21,020,128	$0.77
Effect of dilutive shares:
Restricted stock grants		117,734			190,763
Diluted earnings per share	$14,043	22,979,529	$0.61	$16,132	21,210,891	$0.76

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$46,624	21,355,731	$2.18	$48,376	21,015,996	$2.30
Effect of dilutive shares:
Restricted stock grants		111,397			186,661
Diluted earnings per share	$46,624	21,467,128	$2.17	$48,376	21,202,657	$2.28
The Company granted 82,123 shares and 84,578 shares of restricted stock in the first quarter of 2022 and 2021, respectively. The Company granted 47,827 shares and 3,000 shares of restricted stock in the second quarter of 2022 and 2021, respectively. The Company granted 60 shares and 0 shares of restricted stock in the third quarter of 2022 and 2021, respectively.
NOTE 6 – COMPREHENSIVE INCOME
As presented in the Consolidated Statements of Comprehensive Income (Loss), comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity.

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2022, and December 31, 2021 these financial instruments consisted of the following:

($ in thousands)	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$85,066	$11,113	$80,760	$23,946
Unused lines of credit	219,118	314,864	213,332	309,791
Standby letters of credit	4,470	10,079	2,586	9,737
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2022 and December 31, 2021. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,220	$718	$1,070	$—
Adoption of ASU 326	—	—	—	718
Credit loss expense related to OBSC exposures	—	—	150	—
Balance at end of period	$1,220	$718	$1,220	$718
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures. The Company recorded no provision and $150 thousand for the three months and nine months period ended September 30, 2022. The increase in the ACL on OBSC exposures for the nine months ended September 30, 2022 was primarily due to an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2022 and December 31, 2021:
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
•Interest Rate Swaps: The Company offers interest rate swaps to certain commercial loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable to fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing the contract or fixed interest payments for the customer. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rates swaps is classified within Level 2 of the fair value hierarchy.
Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

September 30, 2022	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$163,841	$163,841	$163,841	$—	$—
Securities available-for-sale:
U.S. Treasury	122,918	122,918	122,918	—	—
Obligations of U.S. government agencies and sponsored entities	144,926	144,926	—	144,926	—
Municipal securities	550,891	550,891	—	533,933	16,958
Mortgage-backed securities	517,432	517,432	—	517,432	—
Corporate obligations	43,243	43,243	—	43,211	32
Securities held-to-maturity	593,553	593,553	—	593,553	—
Loans, net	3,681,032	3,684,489	—	—	3,684,489
Accrued interest receivable	24,570	23,317	—	8,495	14,822
Interest rate swaps	13,258	13,258	—	13,258	—
Liabilities:
Noninterest-bearing deposits	$1,770,848	$1,770,848	$—	$1,770,848	$—
Interest-bearing deposits	3,780,450	3,614,886	—	3,614,886	—
Subordinated debentures	144,952	137,418	—	—	137,418
FHLB advances and other borrowings	90,000	90,000	—	90,000	—
Accrued interest payable	1,365	1,365	—	1,365	—
Interest rate swaps	13,258	13,258	—	13,258	—

December 31, 2021	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$919,713	$919,713	$919,713	$—	$—
Securities available-for-sale:
U.S. Treasury	135,158	135,158	135,158	—	—
Obligations of U.S. government agencies and sponsored entities	183,021	183,021	—	183,021	—
Municipal securities	708,502	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	688,298	—	688,298	—
Corporate obligations	36,853	36,853	—	36,810	43
Loans, net	2,928,811	2,956,297	—	—	2,956,297
Accrued interest receivable	23,256	23,256	—	6,838	16,418
Liabilities:
Non-interest-bearing deposits	$1,550,381	$1,550,381	$—	$1,550,381	$—
Interest-bearing deposits	3,676,403	3,644,418	—	3,644,418	—
Subordinated debentures	144,726	156,952	—	—	156,952
Accrued interest payable	1,711	1,711	—	1,711	—
Assets measured at fair value on a recurring basis are summarized below:

September 30, 2022
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$122,918	$122,918	$—	$—
Obligations of U.S. Government agencies and sponsored entities	144,926	—	144,926	—
Municipal securities	550,891	—	533,933	16,958
Mortgage-backed securities	517,432	—	517,432	—
Corporate obligations	43,243	—	43,211	32
Total available-for-sale	$1,379,410	$122,918	$1,239,502	$16,990
Interest rate swaps	$13,258	$—	$13,258	$—
Liabilities
Interest rate swaps	$13,258	$—	$13,258	$—

December 31, 2021
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$135,158	$135,158	$—	$—
Obligations of U.S. Government agencies and sponsored entities	183,021	—	183,021	—
Municipal securities	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	—	688,298	—
Corporate obligations	36,853	—	36,810	43
Total available-for-sale	$1,751,832	$135,158	$1,596,508	$20,166
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2022	2021
Balance, January 1	$43	$235
Paydowns	(11)	(64)
Unrealized gain included in comprehensive income	—	55
Balance at September 30	$32	$226

	Municipal Securities
($ in thousands)	2022	2021
Balance, January 1	$20,123	$20,126
Purchases	—	4,209
Maturities, calls and paydowns	(524)	(4,474)
Unrealized loss included in comprehensive income	(2,641)	(496)
Balance at September 30	$16,958	$19,365
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2022	$32	Discounted cash flow	Probability of default	5.78% - 6.11%
December 31, 2021	$43	Discounted cash flow	Probability of default	2.35% - 2.47%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2022	$16,958	Discounted cash flow	Discount Rate	1.10% - 4.62%
December 31, 2021	$20,123	Discounted cash flow	Discount Rate	0.50% - 1.90%

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2022 and December 31, 2021.

September 30, 2022
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,633	$—	$—	$6,633
Other real estate owned	10,328	—	—	10,328

December 31, 2021
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	2,565	—	—	2,565
NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at September 30, 2022 and December 31, 2021.

($ in thousands)	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,786	$—	$12,868	$122,918
Obligations of U.S. government agencies and sponsored entities	164,486	4	19,564	144,926
Tax-exempt and taxable obligations of states and municipal subdivisions	661,260	546	110,915	550,891
Mortgage-backed securities - residential	353,965	15	46,071	307,909
Mortgage-backed securities - commercial	234,860	71	25,408	209,523
Corporate obligations	45,933	—	2,690	43,243
Total available-for-sale	$1,596,290	$636	$217,516	$1,379,410
Held-to-maturity:
U.S. Treasury	$109,578	$—	$5,670	$103,908
Obligations of U.S. government agencies and sponsored entities	33,074	—	2,164	30,910
Tax-exempt and taxable obligations of states and municipal subdivisions	146,789	—	18,975	127,814
Mortgage-backed securities - residential	159,844	—	19,253	140,591
Mortgage-backed securities - commercial	134,268	—	13,350	120,918
Corporate obligations	10,000	—	1,453	8,547
Total held-to-maturity	$593,553	$—	$60,865	$532,688

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,889	$83	$814	$135,158
Obligations of U.S. government agencies sponsored entities	182,877	1,238	1,094	183,021
Tax-exempt and taxable obligations of states and municipal subdivisions	698,861	12,452	2,811	708,502
Mortgage-backed securities - residential	410,269	4,123	3,425	410,967
Mortgage-backed securities - commercial	277,353	2,917	2,939	277,331
Corporate obligations	35,904	962	13	36,853
Total available-for-sale	$1,741,153	$21,775	$11,096	$1,751,832
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
At both September 30, 2022 and December 31, 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $6.2 million and $6.8 million at September 30, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of September 30, 2022 and December 31, 2021.
Securities Held to Maturity
At September 30, 2022, the potential credit loss exposure was $402 thousand and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.0 million and $0 at September 30, 2022 and December 31, 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At September 30, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at September 30, 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2022, aggregated by credit quality indicators.

($ in thousands)	September 30, 2022
Aaa	$452,516
Aa1/Aa2/Aa3	66,260
A1/A2	21,092
BBB	10,000
Not rated	43,685
Total	$593,553
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	September 30, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$26,758	$26,432
Due after one year through five years	276,821	256,948
Due after five years through ten years	376,584	324,364
Due greater than ten years	327,302	254,234
Mortgage-backed securities - residential	353,965	307,909
Mortgage-backed securities - commercial	234,860	209,523
Total	$1,596,290	$1,379,410

Held-to-maturity:
Due less than one year	$20,850	$20,558
Due after one year through five years	109,905	103,568
Due after five years through ten years	41,211	36,786
Due greater than ten years	127,475	110,267
Mortgage-backed securities - residential	159,844	140,591
Mortgage-backed securities - commercial	134,268	120,918
Total	$593,553	$532,688
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.053 billion and $889.5 million at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021. There were no held-to-maturity securities at December 31, 2021. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	September 30, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$104,630	$10,570	$18,288	$2,298	$122,918	$12,868
Obligations of U.S. government agencies and sponsored entities	78,456	9,317	65,383	10,247	143,839	19,564
Tax-exempt and taxable obligations of state and municipal subdivisions	411,023	80,247	125,582	30,668	536,605	110,915
Mortgage-backed securities - residential	129,058	14,720	177,053	31,351	306,111	46,071
Mortgage-backed securities - commercial	113,360	10,431	91,036	14,977	204,396	25,408
Corporate obligations	43,215	2,686	28	4	43,243	2,690
Total	$879,742	$127,971	$477,370	$89,545	$1,357,112	$217,516

Held-to-maturity:
U.S. Treasury	$103,908	$5,670	$—	$—	$103,908	$5,670
Obligations of U.S. government agencies and sponsored entities	30,910	2,164	—	—	30,910	2,164
Tax-exempt and taxable obligations of state and municipal subdivisions	120,472	18,975	—	—	120,472	18,975
Mortgage-backed securities - residential	140,591	19,253	—	—	140,591	19,253
Mortgage-backed securities - commercial	120,918	13,350	—	—	120,918	13,350
Corporate obligations	8,547	1,453	—	—	8,547	1,453
Total	$525,346	$60,865	$—	$—	$525,346	$60,865

($ in thousands)	December 31, 2021
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury	$130,098	$814	$—	$—	$130,098	$814
Obligations of U.S. government agencies and sponsored entities	121,402	933	5,254	161	126,656	1,094
Tax-exempt and taxable obligations of state and municipal subdivisions	249,430	2,692	3,692	119	253,122	2,811
Mortgage-backed securities - residential	284,183	3,228	8,912	197	293,095	3,425
Mortgage-backed securities - commercial	174,697	2,836	3,038	103	177,735	2,939
Corporate obligations	6,692	8	42	5	6,734	13
Total	$966,502	$10,511	$20,938	$585	$987,440	$11,096
At September 30, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 1,392 and 304 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at September 30, 2022 and December 31, 2021.
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

The following table shows the composition of the loan portfolio:

($ in thousands)	September 30, 2022	December 31, 2021
Loans held for sale
Mortgage loans held for sale	$2,225	$7,678
Total LHFS	$2,225	$7,678

Loans held for investment
Commercial, financial and agriculture (1)	$517,197	$397,516
Commercial real estate	2,125,471	1,683,698
Consumer real estate	1,032,343	838,654
Consumer installment	44,377	39,685
Total loans	3,719,388	2,959,553
Less allowance for credit losses	(38,356)	(30,742)
Net LHFI	$3,681,032	$2,928,811
____________________________________________________________

(1)	Loan balance includes $1.5 million and $41.1 million in Paycheck Protection Program (“PPP”) loans as of September 30, 2022 and December 31, 2021, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At September 30, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $16.1 million and $16.4 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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
The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	September 30, 2022
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$293	$—	$29	$—	$322	$517,197	$—
Commercial real estate	121	—	10,253	1,198	11,572	2,125,471	5,265
Consumer real estate	1,452	571	3,282	1,079	6,384	1,032,343	1,339
Consumer installment	144	—	3	—	147	44,377	—
Total	$2,010	$571	$13,567	$2,277	$18,425	$3,719,388	$6,604
___________________________________________________________

(1)	Total loan balance includes $1.5 million in PPP loans as of September 30, 2022.

	December 31, 2021
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$246	$—	$190	$—	$436	$397,516	$—
Commercial real estate	453	—	19,445	2,082	21,980	1,683,698	1,661
Consumer real estate	2,140	45	3,776	2,512	8,473	838,654	1,488
Consumer installment	121	—	7	1	129	39,685	—
Total	$2,960	$45	$23,418	$4,595	$31,018	$2,959,553	$3,149
___________________________________________________________

(1)	Total loan balance includes $41.1 million in PPP loans as of December 31, 2021.
Acquired Loans
In connection with the acquisitions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution's previously recorded allowance for credit losses. Acquired loans are accounted for under the following accounting pronouncements: ASC 326, Financial Instruments - Credit Losses.
The fair value for acquired loans recorded at the time of acquisition is based upon several factors including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of premium or discount to the unpaid principal balance of each acquired loan. As it relates to acquired PCD loans, the net premium or net discount is adjusted to reflect the Company's allowance for credit losses ("ACL") recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the loan. As it relates to acquired loans not classified as PCD ("non-PCD") loans, the credit loss and yield components of the fair value adjustments are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the average remaining life of those loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.
The estimated fair value of the non-PCD loans acquired in the BBI acquisition was $460.0 million, which is net of a $8.8 million discount. The gross contractual amounts receivable of the acquired non-PCD loans at acquisition was approximately $468.8 million, of which $6.4 million is the amount of contractual cash flows not expected to be collected.
The following table shows the carrying amount of loans acquired in the BBI acquisition transaction for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination:

($ in thousands)	Carrying Amount
Purchase price of loans at acquisition	$27,669
Allowance for credit losses at acquisition	1,303
Non-credit discount (premium) at acquisition	530
Par value of acquired loans at acquisition	$29,502
As of September 30, 2022, and December 31, 2021 the amortized cost of the Company’s PCD loans totaled $27.1 million and $8.6 million, respectively, which had an estimated ACL of $1.7 million and $855 thousand, respectively.
Troubled Debt Restructurings ("TDRs")
If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.

As of September 30, 2022, and December 31, 2021, the Company had TDRs totaling $23.4 million and $24.2 million, respectively. The Company acquired three TDRs totaling $1.5 million as part of the BBI acquisition. As of September 30, 2022, the Company had no additional amount committed on any loan classified as TDR. As of September 30, 2022, and December 31, 2021, TDRs had a related ACL of $704 thousand and $4.3 million, respectively.
The following table presents LHFI by class modified as TDRs that occurred during the three and nine months ended September 30, 2021. There were no TDRs added during the three and nine months ended September 30, 2022.

($ in thousands)	Three Months Ended September 30,
2021	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	3	$4,914	$4,914
Commercial real estate	1	$38	$38
Consumer installment	2	$113	$151
Total	6	$5,065	$5,103
The TDRs presented above increased the ACL $0 and $91 thousand and resulted in no charge-offs for the three months period ended September 30, 2022 and 2021, respectively.

($ in thousands)	Nine Months Ended September 30,
2021	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	5	$5,151	$5,151
Commercial real estate	1	38	38
Consumer real estate	1	13	2
Consumer installment	3	168	194
Total	10	$5,370	$5,385
The TDRs presented above increased the ACL $0 and $112 thousand and resulted in no charge-offs for the nine months period ended September 30, 2022 and 2021, respectively.
There were no TDRs for which there was a payment default within tweleve months for the nine months ended September 30, 2022. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification for the nine months ended September 30, 2021 ($ in thousands).

Troubled Debt Restructurings That Subsequently Defaulted:	Nine Months Ended September 30,
	2021
	Number of Loans	Recorded Investment
Commercial real estate	1	$165
Consumer real estate	2	355
Total	3	$520
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $0 and $101 thousand and resulted in no charge-offs for the nine months period ended September 30, 2022 and 2021, respectively.

The following tables represents the Company’s TDRs at September 30, 2022 and December 31, 2021:

September 30, 2022	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$681	$—	$—	$—	$681
Commercial real estate	13,661	—	—	6,847	20,508
Consumer real estate	1,411	51	—	778	2,240
Consumer installment	15	—	—	—	15
Total	$15,768	$51	$—	$7,625	$23,444
Allowance for credit losses	$223	$—	$—	$481	$704

December 31, 2021	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$63	$—	$—	$107	$170
Commercial real estate	3,367	—	—	16,858	20,225
Consumer real estate	1,772	—	—	1,973	3,745
Consumer installment	18	—	—	—	18
Total	$5,220	$—	$—	$18,938	$24,158
Allowance for credit losses	$90	$—	$—	$4,217	$4,307
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$5,265	$5,265
Consumer real estate	1,374	1,374
Total	$6,639	$6,639

December 31, 2021
($ in thousands)	Real Property	Total
Commercial real estate	$1,712	$1,712
Consumer real estate	1,858	1,858
Total	$3,570	$3,570
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

Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of September 30, 2022, these loans totaled $202.5 million, of which $93.2 million had been sold to other financial institutions and $109.3 million was purchased by the Company. As of December 31, 2021, these loans totaled $118.4 million, of which $77.8 million had been sold to other financial institutions and $40.6 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of September 30, 2022, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at September 30, 2022 and December 31, 2021. Revolving loans converted to term as of the nine months ended September 30, 2022 and December 31, 2021 were not material to the total loan portfolio.

As of September 30, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$139,969	$151,211	$58,425	$58,055	$46,316	$53,783	$115	$507,874
Special mention	389	5,655	1,690	204	—	1,032	—	8,970
Substandard	—	17	—	54	35	247	—	353
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$140,358	$156,883	$60,115	$58,313	$46,351	$55,062	$115	$517,197

Commercial real estate:
Risk Rating
Pass	$458,767	$458,929	$320,224	$228,481	$147,199	$411,604	$—	$2,025,204
Special mention	676	1,389	2,315	11,763	7,184	20,665	—	43,992
Substandard	51	5,159	2,705	3,514	15,394	28,777	—	55,600
Doubtful	—	—	—	—	—	675	—	675
Total commercial real estate	$459,494	$465,477	$325,244	$243,758	$169,777	$461,721	$—	$2,125,471

Consumer real estate:
Risk Rating
Pass	$264,641	$240,464	$144,526	$62,785	$58,092	$141,643	$103,853	$1,016,004
Special mention	—	—	—	—	837	4,256	—	5,093
Substandard	116	1,003	220	640	1,726	6,515	1,026	11,246
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$264,757	$241,467	$144,746	$63,425	$60,655	$152,414	$104,879	$1,032,343

Consumer installment:
Risk Rating
Pass	$15,513	$13,840	$5,858	$2,597	$986	$1,669	$3,867	$44,330
Special mention	—	—	—	—	—	—	—	—
Substandard	—	4	25	9	1	8	—	47
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$15,513	$13,844	$5,883	$2,606	$987	$1,677	$3,867	$44,377

Total
Pass	$878,890	$864,444	$529,033	$351,918	$252,593	$608,699	$107,835	$3,593,412
Special mention	1,065	7,044	4,005	11,967	8,021	25,953	—	58,055
Substandard	167	6,183	2,950	4,217	17,156	35,547	1,026	67,246
Doubtful	—	—	—	—	—	675	—	675
Total	$880,122	$877,671	$535,988	$368,102	$277,770	$670,874	$108,861	$3,719,388

As of December 31, 2021	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2021	2020	2019	2018	2017	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$152,798	$60,106	$52,802	$47,988	$22,083	$43,773	$178	$379,728
Special mention	—	255	749	90	481	29	—	1,604
Substandard	—	—	1,398	6,184	360	8,242	—	16,184
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$152,798	$60,361	$54,949	$54,262	$22,924	$52,044	$178	$397,516

Commercial real estate:
Risk Rating
Pass	$402,284	$313,288	$207,879	$177,943	$134,234	$332,588	$—	$1,568,216
Special mention	1,326	2,259	1,782	15,076	2,779	15,519	—	38,741
Substandard	3,904	3,189	1,931	17,147	18,814	31,756	—	76,741
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$407,514	$318,736	$211,592	$210,166	$155,827	$379,863	$—	$1,683,698

Consumer real estate:
Risk Rating
Pass	$243,340	$164,359	$70,465	$66,940	$51,988	$121,238	$98,444	$816,774
Special mention	—	—	331	26	1,746	1,949	—	4,052
Substandard	444	532	1,280	3,410	1,288	9,241	1,633	17,828
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$243,784	$164,891	$72,076	$70,376	$55,022	$132,428	$100,077	$838,654

Consumer installment:
Risk Rating
Pass	$17,980	$9,245	$4,222	$1,645	$1,088	$1,758	$3,697	$39,635
Special mention	—	—	—	—	1	—	—	1
Substandard	—	26	3	5	8	7	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$17,980	$9,271	$4,225	$1,650	$1,097	$1,765	$3,697	$39,685

Total
Pass	$816,402	$546,998	$335,368	$294,516	$209,393	$499,357	$102,319	$2,804,353
Special mention	1,326	2,514	2,862	15,192	5,007	17,497	—	44,398
Substandard	4,348	3,747	4,612	26,746	20,470	49,246	1,633	110,802
Doubtful	—	—	—	—	—	—	—	—
Total	$822,076	$553,259	$342,842	$336,454	$234,870	$566,100	$103,952	$2,959,553
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
The PD calculation analyzes the historical loan portfolio over the given lookback period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PD’s are used for an immediate reversion back to the historical mean. The historical data used to calculate this input was captured by the Company from 2009 through the most recent quarter end.
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,511	$18,668	$8,752	$469	$32,400
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	483	1,663	2,135	19	4,300
Loans charged-off	—	—	(55)	(186)	(241)
Recoveries	292	18	39	245	594
Total ending allowance balance	$5,900	$20,925	$10,984	$547	$38,356

($ in thousands)	Nine Months Ended September 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	171	2,292	2,197	90	4,750
Loans charged-off	(146)	(27)	(202)	(523)	(898)
Recoveries	388	532	987	552	2,459
Total ending allowance balance	$5,900	$20,925	$10,984	$547	$38,356

($ in thousands)	Three Months Ended September 30, 2021
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$3,910	$17,573	$10,339	$635	$32,457
Provision for credit losses	—	—	—	—	—
Loans charged-off	(142)	(59)	(19)	(166)	(386)
Recoveries	57	180	39	71	347
Total ending allowance balance	$3,825	$17,694	$10,359	$540	$32,418

($ in thousands)	Nine Months Ended September 30, 2021
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on PCD loans	166	575	372	2	1,115
Provision for credit losses	—	—	—	—	—
Loans charged-off	(1,618)	(3,066)	(282)	(431)	(5,397)
Recoveries	382	473	276	467	1,598
Total ending allowance balance	$3,825	$17,694	$10,359	$540	$32,418
The initial ACL on PCD loans recorded in September 30, 2022, of $1.3 million were related to the BBI acquisition. The 2022 provision for credit losses includes $3.9 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the BBI merger. The Company recorded a $4.3 million provision for credit losses for the three months ended September 30, 2022, compared to no provision for the same periods in 2021. The increase in the provision is related to the BBI acquisition. The provision for credit losses was $4.9 million for the nine months ended September 30, 2022, compared with no provision for credit losses for the same period in 2021.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of September 30, 2022 and December 31, 2021 ($ in thousands).

September 30, 2022	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$5,265	$1,374	$—	$6,639
Collectively evaluated	517,197	2,120,206	1,030,969	44,377	3,712,749
Total	$517,197	$2,125,471	$1,032,343	$44,377	$3,719,388

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	5,900	20,925	10,979	547	38,351
Total	$5,900	$20,925	$10,984	$547	$38,356

December 31, 2021	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$1,712	$1,858	$—	$3,570
Collectively evaluated	397,516	1,681,986	836,796	39,685	2,955,983
Total	$397,516	$1,683,698	$838,654	$39,685	$2,959,553

Allowance for Credit Losses
Individually evaluated	$—	$4	$2	$—	$6
Collectively evaluated	4,873	17,548	7,887	428	30,736
Total	$4,873	$17,552	$7,889	$428	$30,742

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
The Company enters into interest rate swap agreements primarily to facilitate the risk management strategies of certain commercial customers. The interest rate swap agreements entered into by the Company are all entered into under what is referred to as a back-to-back interest rate swap, as such, the net positions are offsetting assets and liabilities, as well as income and expenses. All derivative instruments are recorded in the consolidated statement of financial condition at their respective fair values, as components of other assets and other liabilities. Under a back-to-back interest rate swap program, the Company enters into an interest rate swap with the customer and another offsetting swap with a counterparty. The result is two mirrored interest rate swaps, absent a credit event, that will offset in the financial statements. These swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. As part of the BBI acquisition, the Bank acquired 33 loans with related interest rate swaps.

The following table provides outstanding interest rate swaps at September 30, 2022.

($ in thousands)
September 30, 2022
Notional amount	$326,156
Weighted average pay rate	4.3%
Weighted average receive rate	4.3%
Weighted average maturity in years	6.34

The following table provides the fair value of interest rate swap contracts at September 30, 2022 included in other assets and other liabilities.

($ in thousands)
	September 30, 2022
	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$13,258	13,258

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At September 30, 2022, the Company had $1.0 million of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three and nine months ended September 30, 2022, net swap spread income included in other income was $20 thousand.

Entering into derivative contracts potentially exposes the Company to the risk of counterparties' failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The Company assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials.

The Company records the fair value of its interest rate swap contracts separately within other assets and other liabilities as current accounting rules do not permit the netting of customer and counterparty fair value amounts in the consolidated statement of financial condition.
NOTE 12 – RECLASSIFICATION
Certain amounts in the 2021 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

NOTE 13 – SUBSEQUENT EVENTS/OTHER
Heritage Southeast Bank
On July 27, 2022, the Company entered into an Agreement and Plan of Merger (the "HSBI Merger Agreement") with Heritage Southeast Bancorporation, Inc., a Georgia corporation ("HSBI"), whereby HSBI will be merged with and into the Company. Pursuant to and simultaneously with entering into the HSBI Merger Agreement, The First Bank and HSBI's wholly owned subsidiary bank, Heritage Southeast Bank, entered into a Plan of Bank Merger whereby Heritage Southeast Bank will be merged with and into The First immediately following the merger of HSBI with and into the Company. Each share of HSBI common stock will, at the effective time of the transaction, be converted into 0.965 of a share of Company common stock, representing a purchase price, as of the announcement date, of approximately $207.0 million. At September 30, 2022, HSBI had approximately $1.7 billion in assets, $1.1 billion in loans, and $1.5 billion in deposits. The closing of the transactions contemplated by the HSBI Merger Agreement is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of each of the Company and HSBI.

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
•the ongoing impact of COVID-19 pandemic on the economy and our operations;
•negative impacts on our business, profitability and our stock price that could result from prolonged periods of inflation;
•risks and uncertainties relating to recent, pending or potential future mergers or acquisitions, including risks related to the completion of such acquisitions within expected timeframes and the successful integration of the business that we acquire into our operations;
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
•developments in our mortgage banking business, including loan modifications, general demand, and the effects of judicial or regulatory requirements or guidance;
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
•changes in the securities markets;
•significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
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
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 the "Company's 2021 Form 10-K" and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.
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
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Third quarter 2022 compared to third quarter 2021
The Company reported net income available to common shareholders of $14.0 million for the three months ended September 30, 2022, compared with net income available to common shareholders of $16.1 million for the same period last year, a decrease of $2.1 million or 12.9%. For the third quarter of 2022, fully diluted earnings per share were $0.61, compared to $0.76 for the third quarter of 2021.
Operating net earnings, a non-GAAP financial measure, for the third quarter of 2022 totaled $19.6 million compared to $16.1 million for the third quarter of 2021, an increase of $3.5 million or 21.9%. Operating net earnings, which is a non-GAAP financial measure, for the third quarter of 2022 excludes merger and conversion related costs of $2.7 million, net of tax, initial provision for acquired loans of $2.9 million, net of tax. Operating net earnings, a non-GAAP financial measure, for the third quarter of 2021 excludes merger and conversion related costs of $4 thousand, net of tax, loss on sale of fixed assets, net of tax, $297 thousand, $1.4 million, net of tax, related to the U.S. Treasury Rapid Response Program ("RRP"), and $1.0 million, net of tax, in contributions as a result of the RRP grant. Diluted operating earnings per share, a non-GAAP financial measure, was $0.85 on a fully diluted basis for the third quarter 2022, compared to $0.76 for the same period in 2021, excluding the costs and income described above. See reconciliation of non-GAAP financial measures provided below.
Net interest income for the third quarter 2022 was $49.1 million, an increase of $9.1 million or 22.8%, compared to $40.0 million for the same period in 2021. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $50.1 million and $40.7 million for the third quarter of 2022 and 2021, respectively. Purchase accounting adjustments decreased $349 thousand for the third quarter comparisons. Third quarter 2022 FTE net interest margin, which is a non-GAAP measure, increased 3.50% including 6 basis points related to purchase accounting adjustments compared to 3.25% for the same quarter in 2021, which included 10 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the net interest margin increased 29 basis points in prior year quarterly comparison. See reconciliation of non-GAAP financial measures provided below.
Non-interest income for the three months ended September 30, 2022 was $9.0 million compared to $9.6 million for the same period in 2021, reflecting a decrease of $564 thousand or 5.9%. This decrease consisted of $511 thousand decrease in mortgage income.
Pre-tax, pre-provision operating earnings, a non-GAAP measure, increased 26.2% to $25.9 million for the quarter-ended September 30, 2022 as compared to $20.5 million for the third quarter of 2021. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the third quarter 2022 excludes merger and conversion related costs of $3.6 million, $4.3 million provision for loan losses. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the third quarter of 2021 excludes merger and conversion related costs of $5 thousand, $397 thousand bargain purchase gain and loss on sale of fixed assets, $1.8 million in government grants from the U.S. Treasury offset by $1.4 million in charitable contributions related to the U.S. Treasury awards. See reconciliation of non-GAAP financial measures provided below.
Non-interest expense was $35.9 million for the three months ended September 30, 2022, an increase of $6.9 million or 23.6%, when compared with the same period in 2021. Charges related to the acquisition of the Cadence Branches and Beach Bank as well as charter conversion accounted for $3.6 million of the increase. Charges related to the ongoing operations of the Cadence Branches totaled $834 thousand and Beach Bank totaled $2.1 million for the third quarter of 2022.
Investment securities totaled $2.004 billion, or 31.0% of total assets at September 30, 2022, compared to $1.485 billion, or 27.0% of total assets at September 30, 2021. The average balance of investment securities increased $727.3 million in prior year quarterly comparison. The average tax equivalent yield on investment securities, which is a non-GAAP measure, increased 18 basis points to 2.40% from 2.22% in prior year quarterly comparison. The investment portfolio had a net unrealized loss of $216.9 million at September 30, 2022 as compared to a net unrealized gain of $18.2 million at September 30, 2021. See reconciliation of non-GAAP financial measures provided below.
The FTE average yield on all earning assets, a non-GAAP measure, increased 23 basis points in prior year quarterly comparison, from 3.60% for the third quarter of 2021 to 3.83% for the third quarter of 2022. Interest expense on average interest-bearing liabilities decreased 4 basis points from 0.52% for the third quarter of 2021 to 0.48% for the third quarter of 2022. Cost of all deposits averaged 19 basis points for the third quarter of 2022 compared to 22 basis points for the third quarter of 2021. See reconciliation of non-GAAP financial measures provided below.

First nine months 2022 compared to first nine months 2021

The Company reported net income available to common shareholders of $46.6 million for the nine months ended September 30, 2022, compared to $48.4 million for the same period last year. Provision for credit losses increased $4.9 million for the year-over-year comparison. Operating net earnings, a non-GAAP financial measure, increased $2.8 million, or 5.7%, from $48.4 million at September 30, 2021 to $51.1 million at September 30, 2022. Operating net earnings, a non-GAAP measure, for the nine months ended September 30, 2022, excludes merger and conversion related costs of $3.9 million, net of tax, government grants from the U.S. Treasury of $652 thousand, net of tax, offset by $123 thousand in contributions related to the government grants from the U.S. Treasury and bargain purchase gain and loss on sale of fixed assets, net of tax, $123 thousand for the year-to-date period ending September 30, 2022. Operating net earnings, a non-

GAAP financial measure, for the nine months ended September 30, 2021, excludes merger and conversion related costs of $4 thousand, net of tax, loss on sale of fixed assets, net of tax, $297 thousand, $1.4 million, net of tax, related to the RRP grant, and $1.0 million, net of tax, in contributions as a result of the RRP grant. Operating earnings per share, a non-GAAP measure, were $2.38 on a fully diluted basis for nine-month period ending September 30, 2022, compared to $2.28 for the same period in 2021, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income increased by $12.6 million, or 10.7%, to $129.9 million for the nine months ended September 30, 2022, compared to $117.3 million for the same period in 2021. This increase was primarily due to interest earned on a high volume of securities. Average earning assets at September 30, 2022, increased $752.1 million, or 15.3%, and average interest-bearing liabilities decreased $597.5 million, or 13.3%, when compared to September 30, 2021.

Non-interest income for the nine months ended September 30, 2022, was $28.8 million compared to $27.9 million for the same period in 2021, reflecting an increase of $1.0 million or 3.5%. The increase can be attributed to $2.0 million in services charges on deposit accounts and interchange fee income coupled with a decrease of $3.6 million in mortgage income.

The provision for credit losses was $4.9 million for the nine months ended September 30, 2022, compared with $0 provision for credit losses for the same period in 2021. The allowance for credit losses of $38.4 million at September 30, 2022 (approximately 1.0% of total loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Credit Losses” in Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information on this evaluation.

Non-interest expense was $95.4 million for the nine months ended September 30, 2022, an increase of $11.7 million or 13.9%, when compared with the same period in 2021. The increase is primarily attributable to an increase of $5.2 million in acquisition and charter conversion expenses and $2.5 million related to the ongoing charges associated with the Cadence Branches and $2.1 million related to the Beach Bank branch operations.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $6.443 billion at September 30, 2022 compared to $6.067 billion at December 31, 2021, an increase of $376.5 million. Loans, including loans held for sale, increased $754.4 million to $3.722 billion, or 25.4%, during the first nine months of 2022. Deposits at September 30, 2022 totaled $5.558 billion compared to $5.262 billion at December 31, 2021.
For the nine months period ended September 30, 2022, The First reported net income of $53.6 million compared to $55.2 million for the nine months ended September 30, 2021. Merger and conversion charges equaled $3.9 million, net of tax, for the first nine months of 2022 as compared to $0 for the first nine months of 2021.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended September 30, 2022, net interest income increased by $9.1 million, or 22.8%, when compared with the same period in 2021. Net interest income increased by $12.6 million, or 10.7%, to $129.9 million for the nine month period ending September 30, 2022 compared to the same period in 2021. The increase is primarily related to interest income earned on a higher volume of loans and securities. PPP loans totaled $1.5 million as of September 30, 2022, a decrease of $156.3 million or 99.0% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.
Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	September 30, 2022			September 30, 2021
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,612,066	$8,723	2.16%	$986,821	$5,033	2.04%
Tax exempt securities	479,168	3,849	3.21%	377,610	2,550	2.70%
Total investment securities	2,091,234	12,572	2.40%	1,364,431	7,583	2.22%
Interest bearing deposits in other banks	143,867	2	0.01%	656,891	17	0.01%
Loans	3,492,110	42,274	4.84%	2,983,771	37,480	5.02%
Total earning assets	5,727,211	54,848	3.83%	5,005,093	45,080	3.60%
Other assets	645,661			506,134
Total assets	$6,372,872			$5,511,227

Interest-bearing liabilities:
Deposits	$3,777,059	$2,748	0.29%	$3,274,257	$2,588	0.32%
Borrowed funds	13,261	92	2.78%	206	—	—%
Subordinated debentures	144,910	1,886	5.21%	144,630	1,819	5.03%
Total interest-bearing liabilities	3,935,230	4,726	0.48%	3,419,093	4,407	0.52%
Other liabilities	1,806,898			1,427,540
Shareholders’ equity	630,744			664,594
Total liabilities and shareholders’ equity	$6,372,872			$5,511,227

Net interest income		$49,148			$40,028
Net interest margin			3.43%			3.20%
Net interest income (FTE)*		$50,122	3.35%		$40,673	3.22%
Net interest margin (FTE)*			3.50%			3.25%

($ in thousands)	Nine Months Ended
	September 30, 2022			September 30, 2021
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,553,820	$23,247	1.99%	$847,745	$12,641	1.99%
Tax exempt securities	485,101	10,812	2.97%	370,706	7,693	2.77%
Total investment securities	2,038,921	34,059	2.23%	1,218,451	20,334	2.23%
Interest bearing deposits in other banks	465,312	47	0.01%	644,074	103	0.02%
Loans	3,151,197	111,091	4.70%	3,040,818	114,368	5.01%
Total earning assets	5,655,430	145,197	3.42%	4,903,343	134,805	3.67%
Other assets	572,623			532,968
Total assets	$6,228,053			$5,436,311

Interest-bearing liabilities:
Deposits	$3,756,077	$6,936	0.25%	$4,324,047	$9,752	0.30%
Borrowed funds	4,469	92	2.74%	34,202	339	1.32%
Subordinated debentures	144,835	5,546	5.11%	144,604	5,462	5.04%
Total interest-bearing liabilities	3,905,381	12,574	0.43%	4,502,853	15,553	0.46%
Other liabilities	1,692,565			280,930
Shareholders’ equity	630,107			652,528
Total liabilities and shareholders’ equity	$6,228,053			$5,436,311

Net interest income		$129,887			$117,307
Net interest margin			3.06%			3.19%
Net interest income (FTE)*		$132,623	2.99%		$119,253	3.21%
Net interest margin (FTE)*			3.13%			3.24%
____________________________________________________
*Non-GAAP measure. See reconciliation of Non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	September 30, 2022	% of Total	September 30, 2021	% of Total
Non-interest income:
Service charges on deposit accounts	$2,219	24.6%	$1,846	19.3%
Mortgage fee income	1,221	13.5%	1,732	18.1%
Interchange fee income	3,310	36.7%	2,744	28.6%
(Loss) gain on securities, net	1	—%	11	0.1%
Gain (loss) on sale of premises and equipment	—	0.0%	(397)	(4.1)%
Government awards/grants	—	0.0%	1,826	19.0%
Other	2,271	25.2%	1,824	19.0%
Total non-interest income	$9,022	100%	$9,586	100%

Non-interest expense:
Salaries and employee benefits	$19,099	53.2%	$16,246	56.0%
Occupancy expense	3,826	10.7%	3,922	13.5%
FDIC/OCC premiums	496	1.4%	532	1.8%
Marketing	50	0.1%	78	0.3%
Amortization of core deposit intangibles	1,227	3.4%	1,052	3.6%
Other professional services	1,256	3.5%	934	3.2%
Other non-interest expense	6,309	17.6%	6,284	21.6%
Acquisition and charter conversion charges	3,640	10.1%	5	0.0%
Total non-interest expense	$35,903	100%	$29,053	100%

($ in thousands)	Nine Months Ended
EARNINGS STATEMENT	September 30, 2022	% of Total	September 30, 2021	% of Total
Non-interest income:
Service charges on deposit accounts	$6,297	21.8%	$3,516	19.2%
Mortgage fee income	3,678	12.8%	5,534	30.2%
Interchange fee income	9,609	33.3%	5,789	31.7%
(Loss) gain on securities, net	(82)	(0.3)%	97	0.5%
Gain (loss) on sale of premises and equipment	(114)	(0.4)%	—	0.0%
Gain on acquisition	281	1.0%	—	0.0%
Government awards/grants	873	3.0%	—	0.0%
BOLI income from death proceeds	1,630	5.7%	—	0.0%
Other	6,671	23.1%	3,359	18.4%
Total non-interest income	$28,843	100%	$18,295	100%

Non-interest expense:
Salaries and employee benefits	$53,135	55.6%	$32,091	58.7%
Occupancy expense	11,530	12.1%	7,692	14.1%
FDIC/OCC premiums	1,608	1.7%	993	1.8%
Marketing	258	0.3%	199	0.4%
Amortization of core deposit intangibles	3,355	3.5%	2,104	3.8%
Other professional services	2,587	2.7%	1,983	3.6%
Other non-interest expense	17,755	18.6%	9,655	17.6%
Acquisition and charter conversion charges	5,220	5.5%	—	0.0%
Total non-interest expense	$95,448	100%	$54,717	100%
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
The Company’s provision for income taxes was $3.9 million or 21.8% of earnings before income taxes for the third quarter 2022, compared to $4.4 million or 21.5% of earnings before income taxes for the same period in 2021. The provision for the nine months ended September 30, 2022 was $11.8 million or 20.1% of earnings before income taxes compared to $13.0 million or 21.2% for the same period in 2021.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.973 billion, or 30.6% of total assets at September 30, 2022 compared to $1.752 billion, or 28.8% of total assets at December 31, 2021.
There were $10.0 million federal funds sold at September 30, 2022 and $0 at December 31, 2021; and interest-bearing balances at other banks decreased to $92.3 million at September 30, 2022 from $804.5 million at December 31, 2021. The decrease in interest-bearing balances is primarily related to a $721.7 million decrease in the Federal Reserve Bank deposits and was partially offset by an increase of $609.8 million in investment securities that were purchased due to deployment of excess liquidity and $273.3 million increase in loans. The Company’s investment portfolio increased $230.0 million, or 13.0%, to $2.004 billion at September 30, 2022 compared to December 31, 2021. The increase in the portfolio is related to purchases that were made in the first nine months of 2022 offset by a decrease in the fair market value of $227.6 million. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.379 billion at September 30, 2022 compared to $1.752 billion at December 31, 2021. The fair value of held-to-maturity investments totaled $532.7 million and $0 at September 30, 2022 and December 31, 2021, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At September 30, 2022, LHFS totaled $2.2 million, compared to $7.7 million at December 31, 2021.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $3.681 billion at September 30, 2022, an increase of $752.2 million, or 25.7%, from $2.929 billion at December 31, 2021. The acquisition of BBI accounted for approximately $502.3 million of the increase. PPP loans were $1.5 million at September 30, 2022, a decrease of $39.6 million, or 96.3%, from $41.1 million at December 31, 2021.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	September 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$517,197	13.9%	$397,516	13.4%
Commercial real estate	2,125,471	57.1%	1,683,698	57.0%
Consumer real estate	1,032,343	27.8%	838,654	28.3%
Consumer installment	44,377	1.2%	39,685	1.3%
Total loans	3,719,388	100%	2,959,553	100%
Allowance for credit losses	(38,356)		(30,742)
Net loans	$3,681,032		$2,928,811
_______________________________________
(1)Loan amount includes $1.5 million and $41.1 million in PPP loans at September 30, 2022 and December 31, 2021, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of September 30, 2022, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $15.8 million at September 30, 2022, a decrease of $12.2 million from December 31, 2021.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $10.3 million at September 30, 2022, an increase of $7.8 million as compared to $2.6 million at December 31, 2021. The acquisition of BBI accounted for approximately $8.1 million of the increase.
A loan is classified as a restructured loan when the following two conditions are present: first, the borrower is experiencing financial difficulty and second, the creditor grants a concession it would not otherwise consider but for the borrower’s financial difficulty. At September 30, 2022, the Bank had $23.4 million in loans that were classified as TDRs, of which $15.8 million were performing as agreed with modified terms. At December 31, 2021, the Bank had $24.2 million in loans that were classified as TDRs of which $5.2 million were performing as agreed with modified terms. TDRs may be classified as either non-performing or performing loans depending on their accrual status. As of September 30, 2022, $7.7 million in loans categorized as TDRs were classified as non-performing as compared to $18.9 million at December 31, 2021.

The following table presents comparative data for the Company’s non-performing assets and performing TDRs as of the dates noted.

($ in thousands)	September 30, 2022	December 31, 2021
Nonaccrual Loans
Commercial, financial and agriculture	$29	$190
Commercial real estate	11,452	21,527
Consumer real estate	4,361	6,288
Consumer installment	2	8
Total Nonaccrual Loans	15,844	28,013

Other real-estate owned	10,328	2,565

Total NPAs	$26,172	$30,578
Performing TDRs	$15,767	$5,220
Past due 90 days or more and still accruing	$571	$45
Total NPAs as a % of total loans & leases net of unearned income	0.7%	1.0%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.4%	0.9%
NPAs totaled $26.2 million at September 30, 2022, compared to $30.6 million at December 31, 2021, a decrease of $4.4 million. The ACL/total loans ratio was 1.03% at September 30, 2022, and 1.04% at December 31, 2021. Total valuation accounting adjustments were $11.5 million on acquired loans at September 30, 2022. The Company recorded a $9.5 million credit mark related to the BBI acquisition. The ratio of annualized net charge-offs (recoveries) to total loans was (0.04)% for the quarter ended September 30, 2022 compared to 0.03% for the year ended December 31, 2021.
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
At September 30, 2022, the ACL was $38.4 million, or 1.0% of LHFI, an increase of $7.6 million, or 24.8% when compared to December 31, 2021. The 2022 provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans, unfunded commitments, and a $1.3 million initial allowance on PCD loans acquired in the BBI merger. At December 31, 2021, the allowance for loan losses was approximately $30.7 million, which was 1.0% of LHFI.
At September 30, 2022, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.
The table that follows summarizes the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

Allowance for Credit Losses
Balances:	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Average LHFI outstanding during period:	$3,162,310	$2,983,771	$3,041,337	$3,040,818
LHFI outstanding at end of period:	3,719,388	2,960,919	3,719,388	2,960,919
Allowance for Credit Losses:
Balance at beginning of period	$32,400	$32,457	$30,742	$35,820
ASC 326 adoption adjustment	—	—	—	397
Initial allowance on PCD loans	1,303	—	1,303	—
Provision:
Initial provision for acquired non-PCD loans	3,855	—	3,855	—
Provision for credit losses charged to expense	445	—	895	—
Charge-offs:
Commercial, financial and agriculture	—	142	146	1,618
Commercial real estate	—	59	27	3,066
Consumer real estate	55	19	202	282
Consumer installment	186	166	523	431
Total Charge-offs	241	386	898	5,397
Recoveries:
Commercial, financial and agriculture	292	57	388	382
Commercial real estate	18	180	532	473
Consumer real estate	39	39	987	276
Consumer installment	245	71	552	467
Total Recoveries	594	347	2,459	1,598
Net loan charge offs (recoveries)	(353)	39	(1,561)	3,799
Balance at end of period	$38,356	$32,418	$38,356	$32,418
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.0%	0.0%	(0.1)%	0.2%
ACL to LHFI at end of period	1.0%	1.1%	1.0%	1.1%
Net Loan Charge-offs (recoveries) to PCL	(79.3)%	0.0%	(174.4)%	0.0%
The Company recorded a $4.3 million and $4.8 million provision for credit losses for the three and nine months ended September 30, 2022 and $0 for the three and nine months ended September 30, 2021, respectively. An initial provision for acquired non-PCD loans of $3.9 million and an initial allowance on PCD loans of $1.3 million was recorded as of September 30, 2022 due to the acquisition of BBI.

The following tables summarizes the ACL at September 30, 2022 and at December 31, 2021.

($ in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agriculture	$5,900	$4,873
Commercial real estate	20,925	17,552
Consumer real estate	10,984	7,889
Consumer installment	547	428
Total	$38,356	$30,742
ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded $150 thousand provision for credit losses on OBSC exposures for the nine month period ended September 30, 2022 and $0 for the same period in 2021. The increase in the ACL on OBSC exposures for the nine months ended September 30, 2022 was primarily due to an increase in unfunded commitments.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $71.6 million at September 30, 2022 and $115.2 million at December 31, 2021. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $8.8 million to $31.1 million at September 30, 2022 compared to $22.2 million at December 31, 2021. A majority of the increase in other securities is related to an increase in stock held at the FHLB. The Company’s net premises and equipment at September 30, 2022 was $140.5 million and $126.0 million at December 31, 2021; an increase of $14.6 million, or 12% for the first nine months of 2022. The increase is attributed to the BBI acquisition. Operating right-of-use assets at September 30, 2022 totaled $7.9 million compared to $4.1 million at December 31, 2021, an increase of $3.8 million. The increase in operating right-of-use assets is attributed to the acquisition of BBI. Financing right-of-use assets at September 30, 2022 totaled $2.0 million compared to $2.4 million at December 31, 2021, a decrease of $348 thousand. Bank-owned life insurance at September 30, 2022 totaled $95.4 million compared to $87.4 million at December 31, 2021, an increase of $7.9 million. The increase in bank-owned life insurance is attributed to $10.1 million of insurance included in the acquisition of BBI offset by a decrease in death benefits received in the first quarter of 2022. Goodwill at September 30, 2022 increased $22.1 million to $178.8 million compared to $156.7 million at December 31, 2021 as a result of the BBI acquisition. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $6.4 million to $35.9 million as of September 30, 2022, compared to $29.5 million at December 31, 2021, due to the BBI acquisition.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At September 30, 2022, management has determined that no impairment exists.
Other real estate owned increased by $7.8 million, or 303%, to $10.3 million at September 30, 2022 as compared to December 31, 2021. The acquisition of BBI accounted for approximately $8.1 million of the increase.

OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $630.2 million at September 30, 2022 and $627.8 million at December 31, 2021, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 16.9% of gross loans at September 30, 2022 and 21.2% at December 31, 2021. The Company also had undrawn similar standby letters of credit to customers totaling $14.5 million at September 30, 2022 and $12.3 million at December 31, 2021. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $5.0 million letter of credit issued by the FHLB on the Company’s behalf as of September 30, 2022. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.494 billion at September 30, 2022. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2022, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $1.097 billion of the Company’s investment balances, compared to $985.4 million at December 31, 2021. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of September 30, 2022 was 25.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2022	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	66.4%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	1.3%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.2%	10.0%	In Policy
FHLB Advances / Total Assets	1.2%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	45.6%	90.0%	In Policy

Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of September 30, 2022, cash and cash equivalents were $163.8 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $915.0 million at September 30, 2022. Approximately $630.2 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $14.5 million similar letters of credit, at September 30, 2022.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.
The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business "Supervision and Regulation" in the Company’s 2021 Form 10-K.
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the nine month periods ended September 30, 2022 and 2021 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”
In the third quarter of 2022, the Company ceased the Deposit Reclassification program it implemented at the beginning of 2020. The program reclassified non-interest bearing and NOW deposit balances to money market accounts. A distribution of the Company’s deposits showing the year-to-date average balance and percentage of total deposits by type is presented for the noted periods in the following table. Deposits at December 31, 2021 are shown without reclassification for consistency with the current period presentation.

Deposit Distribution	September 30, 2022		December 31, 2021
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$1,647,205	—	$1,366,529	—
Interest bearing deposits:
NOW accounts and other	1,836,462	0.34%	1,529,293	0.48%
Money market accounts	825,400	0.11%	756,951	0.20%
Savings accounts	531,304	0.02%	440,977	0.03%
Time deposits	562,912	0.35%	537,538	0.59%
Total interest-bearing deposits	3,756,078	0.25%	3,264,759	0.37%
Total deposits	$5,403,283	0.17%	$4,631,288	0.26%
As of September 30, 2022, average deposits increased by $772.0 million, or 16.7% to $5.403 billion from $4.631 billion at December 31, 2021. The most significant growth during 2022 compared to 2021 was in NOW accounts. The average cost of interest-bearing deposits and total deposits was 0.25% and 0.17% during at September 30, 2022 compared to 0.37% and 0.26% at December 31, 2021. The decrease in the average cost of interest-bearing deposit during the first nine months of 2022 compared to December 31, 2021 was related to the Bank gradually reducing interest rates during 2021. In addition to reducing rates, several larger public fund relationships renewed into lower rates during the first quarter of 2022.

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
Total noninterest-bearing deposit liabilities increased by $220.5 million, or 14.2%, in the first nine months of 2022. In the third quarter of 2022, the Company ceased the Deposit Reclassification program it implemented at the beginning of 2020. The program reclassified non-interest bearing and NOW deposit balances to money market accounts. The increase in noninterest-bearing deposits is related to the ending of the Deposit Reclassification program coupled with the BBI acquisition. As of September 30, 2022, junior subordinated debentures increased $226 thousand, net of issuance costs, to $145.0 million. Subordinated debt is discussed more fully in the below Capital section of this report.
LEASE LIABILITIES
As of September 30, 2022, operating lease liabilities increased $3.9 million, or 93.0% to $8.1 million from $4.2 million at December 31, 2021. The increase in operating lease liabilities is attributed to the acquisition of BBI. Finance lease liabilities decreased $132 thousand, or 6.3% to $2.0 million from $2.1 million at December 31, 2021.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $13.6 million, or 58.1%, during the first nine months of 2022. The increase is primarily related to the acquisition of BBI. As of September 30, 2022, accrued interest payable decreased $346 thousand, or 20.2% to $1.4 million from $1.7 million at December 31, 2021. The ACL on OBSC exposures increased $150 thousand to $1.2 million at September 30, 2022 when compared to December 31, 2021.
CAPITAL
At September 30, 2022, the Company had total shareholders’ equity of $621.5 million, comprised of $25.3 million in common stock, $41.1 million in treasury stock, $558.2 million in surplus, $241.1 million in undivided profits and $162.0 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2021 was $676.2 million. The decrease of $54.7 million, or 8.1%, in shareholders’ equity during the first nine months of 2022 is primarily attributable to $170.0 million decrease in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities, treasury stock acquired of $22.2 million, and $11.7 million in cash dividends paid, these decreases in total shareholders’ equity were offset by capital added through net earnings of $46.6 million.
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
The Inflation Reduction Act of 2022 signed into law in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in fiscal year 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our statement of condition or result of operations.
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

Regulatory Capital Ratios The First Bank	September 30, 2022	December 31, 2021	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	15.5%	16.6%	6.5%	7.0%
Tier 1 Capital Ratio	15.5%	16.6%	8.0%	8.5%
Total Capital Ratio	16.4%	17.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.6%	10.8%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	September 30, 2022	December 31, 2021	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.6%	13.7%	N/A	N/A
Tier 1 Capital Ratio**	12.9%	14.1%	N/A	N/A
Total Capital Ratio	16.7%	18.6%	N/A	N/A
Tier 1 Leverage Ratio	9.3%	9.2%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2022 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.

As of September 30, 2022, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at September 30, 2022 was $621.5 million, or approximately 9.6% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Company had $145.0 million of subordinated debt, net of deferred issuance costs $1.9 million and unamortized fair value mark $606 thousand, at September 30, 2022, compared to $144.7 million, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021.
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
Operating Net Earnings

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net income available to common shareholders	$14,043	$16,132	$46,624	$48,376
Acquisition and charter conversion charges	3,640	5	5,220	5
Tax on acquisition and charter conversion charges	(919)	(1)	(1,318)	(1)
Initial provision for acquired loans	3,855	—	3,855	—
Tax on initial provision for acquired loans	(976)	—	(976)	—
Bargain purchase gain and loss on sale of fixed assets	—	397	(165)	397
Tax on bargain purchase gain and loss on sale of fixed assets	—	(100)	42	(100)
Treasury awards	—	(1,826)	(872)	(1,826)
Tax on Treasury awards	—	462	220	462
BOLI income from death proceeds	—	—	(1,630)	—
Contributions related to Treasury awards	—	1,400	165	1,400
Tax on contributions related to Treasury awards	—	(354)	(42)	(354)
Net earnings available to common shareholders, operating	$19,643	$16,115	$51,123	$48,359

Diluted Operating Earnings per Share

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Diluted earnings per share	$0.61	$0.76	$2.17	$2.28
Acquisition and charter conversion charges	0.16	—	0.24	—
Tax on acquisition and charter conversion charges	(0.05)	—	(0.06)	—
Initial provision for acquired loans	0.17	—	0.18	—
Tax on initial provision for acquired loans	(0.04)	—	(0.04)	—
Bargain purchase gain and loss on sale of fixed assets	—	0.02	(0.01)	0.02
Effect of Treasury awards	—	(0.09)	(0.04)	(0.09)
Tax on Treasury awards	—	0.02	0.01	0.02
BOLI income from death proceeds	—	—	(0.08)	—
Contributions related to Treasury awards	—	0.07	0.01	0.07
Tax on contributions related to Treasury awards	—	(0.02)	—	(0.02)
Diluted earnings per share, operating	$0.85	$0.76	$2.38	$2.28
Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net interest income	$49,148	$40,028	$129,887	$117,307
Tax exempt investment income	(2,875)	(1,905)	(8,077)	(5,748)
Taxable investment income	3,849	2,550	10,812	7,694
Net interest income, FTE	$50,122	$40,673	$132,622	$119,253

Average earning assets	$5,727,211	$5,005,093	$5,655,430	$4,903,343
Net interest margin, FTE	3.50%	3.25%	3.13%	3.24%
Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Earnings before income taxes	$17,967	$20,561	$58,382	$61,418
Acquisition and charter conversion charges	3,640	5	5,220	5
Provision for credit loss	4,300	—	4,900	—
Bargain purchase gain and loss on sale of fixed assets	—	397	(165)	397
Treasury awards	—	(1,826)	(872)	(1,826)
BOLI income from death proceeds	—	—	(1,630)	—
Contributions related to Treasury awards	—	1,400	165	1,400
Pre-Tax, Pre-Provision Operating Earnings	$25,907	$20,537	$66,000	$61,394

Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Total interest income	$53,874	$44,435	$142,462	$132,860
Tax-exempt investment income	(2,875)	(1,905)	(8,077)	(5,748)
Taxable investment income	3,849	2,550	10,812	7,694
Total interest income, FTE	$54,848	$45,080	$145,197	$134,806

Yield on average earning assets, FTE	3.83%	3.60%	3.42%	3.67%
Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Interest income investment securities	$11,598	$6,938	$31,324	$18,389
Tax-exempt investment income	(2,875)	(1,905)	(8,077)	(5,748)
Taxable investment income	3,849	2,550	10,812	7,694
Interest income investment securities, FTE	$12,572	$7,583	$34,059	$20,335

Average investment securities	$2,091,234	$1,364,431	$2,038,921	$1,218,451

Yield on investment securities, FTE	2.40%	2.15%	2.23%	2.23%
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

The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

September 30, 2022	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(1.8)%	(20.0)%	(11.6)%	(40.0)%
Up 300 bps	0.9%	(15.0)%	(6.3)%	(30.0)%
Up 200 bps	2.2%	(10.0)%	(2.5)%	(20.0)%
Up 100 bps	1.9%	(5.0)%	(0.4)%	(10.0)%
Down 100 bps	(4.3)%	(5.0)%	(2.4)%	(10.0)%
Down 200 bps	(10.3)%	(10.0)%	(7.3)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2022, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2022	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	193,088	205,914	215,168	219,276	219,795	217,136	211,335
Dollar Change	(22,080)	(9,254)		4,108	4,627	1,968	(3,833)
NII @ Risk - Sensitivity Y1	(10.3)%	(4.3)%		1.9%	2.2%	0.9%	(1.8)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $22.1 million lower than in a stable interest rate scenario, for a negative variance of 10.3%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.
Net interest income would likely improve by $4.6 million, or 2.2%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 206.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2022, under different interest rate scenarios relative to a base case of current interest rates:

September 30, 2022	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,269,941	1,336,504	1,369,428	1,363,441	1,335,225	1,282,932	1,210,445
Change in EVE from base	(99,487)	(32,924)		(5,987)	(34,203)	(86,496)	(158,983)
% Change	(7.3)%	(2.4)%		(0.4)%	(2.5)%	(6.3)%	(11.6)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

THE FIRST BANCSHARES, INC.
(Registrant)

November 9, 2022	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer
(Date)

November 9, 2022	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer
(Date)