Form 10-K
period 2022-12-31
FIRST BANCSHARES INC /MS/
filed 2023-03-01
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file no. 000-22507
THE FIRST BANCSHARES, INC.
________________________________________
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the price at which the registrant’s Common Stock was last sold on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $558.5 million.
On February 22, 2023, the registrant had outstanding 31,063,780 shares of common stock.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 25, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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
•the risks that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve;

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
•changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses;
•the financial impact of future tax legislation;
•changes in political conditions or the legislative or regulatory environment, including the possibility that the U.S. could default on its debt obligations;
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
•changes in technology or risks related to cybersecurity;
•changes in deposit flows;
•changes in accounting principles, policies, or guidelines, including the impact of the new current expected credit loss (“CECL”) standard;
•our ability to maintain adequate internal control over financial reporting;
•risks related to the continued use, availability and reliability of London Inter-Bank Offered Rate (“LIBOR”) and other “benchmark” rates; and
•other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2022, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS
BUSINESS OF THE COMPANY
Overview and History
The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First Bank (“The First”), formerly known as The First, A National Banking Association, headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered bank holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2022, The First operated 90 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.
The Company is a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that it serves. These services include consumer and commercial loans, deposit accounts and safe deposit services.
We have benefited from historically strong asset quality metrics compared to most of our peers, which we believe illustrates our historically disciplined underwriting and credit culture. As such, we benefited from our strength by taking advantage of growth opportunities when many of our peers were unable to do so. We have also focused on growing earnings per share and increasing our tangible common equity and tangible book value per share.
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
Human Capital Resources
At December 31, 2022, we employed 870 full-time equivalent employees spanning 5 states and 90 locations.
We are dedicated to providing competitive compensation and benefit programs to help attract and maintain skilled and highly trained employees. Our compensation and benefit programs include: a "401(k)" plan with matching contributions, a Loan Incentive Plan for our lending officers, an Employee Stock Ownership Plan, healthcare and insurance benefits, health savings, flexible spending accounts, and paid time off. The Company offers a Continuing Education Program for our employees to support and help them attain personal goals and professional achievements by encouraging and supporting those who pursue and participate in continuing their education.
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

Market Areas
As of December 31, 2022, The First had 90 locations across Mississippi, Louisiana, Alabama, Florida and Georgia.
Recent Developments
On January 15, 2022, The First, then named The First, A National Banking Association, converted from a national banking association to a Mississippi state-chartered bank and changed its name to The First Bank. The First is now a member of the Federal Reserve System through the Federal Reserve Bank of Atlanta.
On August 1, 2022, we completed the acquisition of Beach Bancorp, Inc. ("BBI"), and immediately thereafter merged its wholly-owned subsidiary, Beach Bank, with and into The First. The Company paid a total consideration of approximately $101.5 million to the former Beach shareholders as consideration in the acquisition, which included 3,498,936 shares of the Company's common stock, and approximately $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock.
On January 1, 2023, we completed the acquisition of Heritage Southeast Bancorporation, Inc. ("HSBI"), and immediately thereafter merged with and into the Company. The Company paid a total consideration of approximately $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included approximately 6,920,909 shares of the Company's common stock, and approximately $16 thousand in cash in lieu of fractional shares.
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
Loan Products. We offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), purchase of equipment and machinery, and interest rate swap agreements to facilitate the risk management strategies of certain commercial customers. Consumer loans include equity lines of credit, secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. In addition, we offer interest rate swap agreements to certain commercial customers to facilitate the their risk management strategies. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to an aggregate loans-to-one-borrower limit of 15% of our unimpaired capital and surplus.
Mortgage Loan Division. We have a residential mortgage loan division which originates conventional or government agency insured loans to purchase existing residential homes, construct new homes or refinance existing mortgages.
Private Banking Division. We have a private banking division, which offers financial and wealth management services to individuals who meet certain criteria.

Other Services. Other bank services we offer include online internet banking services, automated teller machines, voice response telephone inquiry services, commercial sweep accounts, cash management services, safe deposit boxes, merchant services, mobile deposit, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We network with other automated teller machines that may be used by our customers throughout our market area and other regions. The First also offers credit card services through a correspondent bank.
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
We, The First, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund ("DIF") of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.
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
Source of Strength Obligations
A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary bank. The term "source of financial strength" means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as The First, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of The First, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to The First in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of The First would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The First is an FDIC-insured depository institution and thus subject to these requirements.
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Mississippi or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act ("CRA"); and (4) the effectiveness of the companies in combating money laundering.
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
Volcker Rule
Section 13 of the BHC Act, common referred to as the "Volcker Rule," generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a "covered fund," all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking, organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule.
Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and The First, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Other Regulatory Matters
We are subject to oversight by the SEC, the Public Company Accounting Oversight Board ("PCAOB"), NASDAQ and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.
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

To be well-capitalized, The First must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The First was well capitalized at December 31, 2022, and brokered deposits are not restricted.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to The First, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2022, our and The First’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and The First will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. Certain regulatory capital ratios of the Company and The First, as of December 31, 2022, are shown in the following table:

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Minimum Capital Required Basel III Fully Phased-In	The First Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.5%	6.5%	7.0%	12.7%	15.6%
Tier 1 risk-based capital ratio	6.0%	8.0%	8.5%	13.0%	15.6%
Total risk-based capital ratio	8.0%	10.0%	10.5%	16.7%	16.4%
Leverage ratio	4.0%	5.0%	4.0%	9.3%	11.1%
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
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
In addition, as discussed in more detail below, The First and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau ("CFPB"). In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ration to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC's amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including The First, if the DIF reserve ratio is not restored as projected.
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

Anti-Money Laundering
Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
•the development of internal policies, procedures, and controls;
•the designation of a compliance officer;
•an ongoing employee training program;
•an independent audit function to test the programs; and
•identify and verify the identity of beneficial owners of legal entity customers.
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
Economic Sanctions
The Office of Foreign Assets Control ("OFAC") is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
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
On May 5, 2002, the Office of the Comptroller of the Currency (OCC), FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect The First's CRA compliance obligations in the future.
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
Consumer Regulation
Activities of The First are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•limit the interest and other charges collected or contracted for by The First, including rules respecting the terms of credit cards and of debit card overdrafts;
•govern The First’s disclosures of credit terms to consumer borrowers;

•require The First to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•prohibit The First from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which The First may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
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
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act") to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacements benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.
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
A significant portion of our loan portfolio is secured by real estate. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the economy deteriorates and real estate values decline materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. This could result in additional credit loss accruals which would negatively impact our earnings. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impacted, which could cause our results of operations to be adversely affected.
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
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. In addition, the U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations could cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and could negatively impact our results of operations.

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
On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses ("ASC 326"). The Financial Accounting Standards Board (the “FASB”) issued ASC 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an allowance for credit losses (“ACL”) methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly. Further, the FRB has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, so have competitive pressures on the deposit cost of funds. We may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds, which could result in negative pressure on our net interest income. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on the Company’s results of operations.

We may be adversely affected by the replacement of the London Interbank Offered Rate (“LIBOR”) with an alternative reference rate, for our variable rate loans and the interest expense paid on our subordinated notes and our subordinated debentures.
In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 2020, the administration of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR's discontinuation.
To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the LIBOR Act. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the SOFR that will replace LIBOR in certain financial contracts after June 30, 2023.
Upon the cessation of the of LIBOR, interest rates on our floating rate obligation, loans, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. In addition, the cessation of the use of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.
As of December 31, 2022, approximately $140.7 million or 3.8% of our outstanding loans were indexed to 30-day, 90-day, and one-year LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language.
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
The Company and The First are also subject to the accounting rules and regulations of the SEC and the FASB. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect the Company.
Tax law and regulatory changes could adversely affect our financial condition and results of operations.
Changes to tax laws, including a repeal of all or part of the Tax Cuts and Jobs Act and the implementation of the Inflation Reduction Act of 2022 ("IRA"), could significantly impact our business in the form of greater than expected income tax expense and taxes payable. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. Further, future regulatory reforms that could include a heightened focus and scrutiny on BSA/AML related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrows impacted by climate changes, increased capital and liquidity requirements and limitations or additional taxes on share repurchases and dividends, could increase our costs and impact our business.
On August 16, 2022, the IRA was signed into law in the United States. The IRA includes various tax provisions, including an excise tax on stock repurchases and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. We do not currently expect the IRA to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity, the effects of the measures are unknown at this time.

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
The Company completed the Beach Bancorp, Inc. ("BBI") acquisition on August 1, 2022, and the acquisition of Heritage Southeast Bank ("Heritage Bank") on January 1, 2023. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.
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
Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Cautionary Notice Regarding Forward-Looking Statements,” these factors include, among others:
•actual or anticipated quarterly fluctuations in our operating results, financial condition or asset quality;
•changes in financial estimates or the publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•failure to declare dividends on our common stock from time to time;
•failure to meet analysts’ revenue or earnings estimates;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•fluctuations in the stock price and operating results of our competitors or other companies that investors deem comparable to us;
•future sales of our common stock or other securities;
•proposed or final regulatory changes or developments;
•anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us;
•reports in the press or investment community generally relating to our reputation or the financial services industry;
•domestic and international economic and political factors unrelated to our performance;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•adverse weather conditions, including floods, tornadoes and hurricanes;
•public health emergencies, including disease pandemics; and
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.
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
Securities issued by the Company, including the Company’s common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the DIF, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.
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
The following table sets forth banking office locations that are leased by the Company.

•Bayley’s Corner	•Pascagoula
•Dauphin Island	•Pensacola - Downtown
•Fairhope	•Pensacola - Garden Street
•Hardy Court	•Spanish Fort
•Killern	•Starkville University
•Mary Esther	•Tallahassee – Apalachee Parkway
•Niceville – 750 John Sims Parkway East	•Tampa - Loan Production Office
•Ocean Springs	•Petal
•Panama City Beach
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
There were approximately 4,240 record holders of the Company’s common stock at February 22, 2023 and 31,063,780 shares outstanding.
Subject to the approval of the Board of Directors and applicable regulatory requirements, the Company expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of The Firsts to pay dividends to the Company and the ability of the Company to pay dividends on its common stock is set forth in Part 1 – Item 1. Business – Supervision and Regulation of this report.
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock we repurchased during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	225		$30.00	—	30,000,000
November	396		33.05	—	30,000,000
December	1,237		30.79	—	30,000,000
Total	1,858	(a)	$31.28	—
______________________________________
(a)The 1,858 shares purchased in the 4th quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
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
The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2017 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2017
2018
2019
2020
2021
2022
First Bancshares, Inc
NASDAQ Composite-Total Return
NASDAQ QMX Banks Index

Legend

Symbol	Total Returns Index For:	2017	2018	2019	2020	2021	2022

	First Bancshares, Inc.	100.00	88.96	105.46	93.24	118.37	100.35
	NASDAQ Composite-Total Returns	100.00	97.16	132.81	192.47	235.15	158.65
	NASDAQ OMX Banks Index	100.00	83.83	104.26	96.44	137.82	115.38

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on 12/31/2017.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following provides a narrative discussion and analysis of The First Bancshares’ financial condition and results of operations for the years ended December 31, 2022, 2021, and 2020. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. Financial Statements and Supplementary Data included elsewhere in this report.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, business combinations and goodwill. The most critical of these is the accounting policy related to the allowance for credit losses.
The allowance is based in large measure upon management's evaluation of borrowers' abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments – Measurement of Current Expected Credit Losses on Financial Instruments (“CECL”), which modified the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under Part II – Item 8. Financial Statements and Supplementary Data – Note B – Summary of Significant Accounting Policies of this report.
Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of identifiable assets, particularly intangibles, and liabilities acquired also require management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Business combinations are discussed more fully under Part II - Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies and Note C Business Combinations of this report.
Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impaired loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Other intangibles are also assessed for impairment, both annually and when events or circumstances occur, that make it more likely than not that impairment has occurred. Goodwill is discussed more fully under Part II - Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies of this report.
Overview
The Company was incorporated on June 23, 1995, and serves as a bank holding company for The First, formerly known as The First, A National Banking Association, located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 90 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.
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
Highlights for the year ended December 31, 2022 include:
•Effective January 1, 2023, the Company closed its acquisition of HSBI, parent company of Heritage Bank based in Jonesboro, Georgia. Heritage Bank will increase the Company's presence in Southern Georgia as well as provide entry into the fast growing markets of Atlanta and Savannah, Georgia and Jacksonville, Florida. Heritage Bank will add approximately $1.6 million of assets and twenty four locations. Systems conversion is scheduled for the end of the first quarter of 2023.
•During the fourth quarter, the Company completed the systems conversion related to the acquisition of BBI.
•In year-over-year comparison, net income available to common shareholders decreased $1.2 million, or 1.9%, from $64.2 million for the year ended December 31, 2021 to $62.9 million for the year ended December 31, 2022. Over the same period, Paycheck Protection Program ("PPP") loan fees decreased $9.8 million.
•Net interest income after provision for credit losses was $172.2 million for the year ended December 31, 2022, an increase of $14.0 million as compared to the same period ended December 31, 2021, primarily due to interest income earned on a higher volume of loans and securities and increased interest rates.
•Non-interest income was $37.0 million for the year ended December 31, 2022, a decrease of $512 thousand as compared to the same period ended December 31, 2021. Increased service charges on deposit accounts and interchange fee income of $2.5 million was offset by a decrease in mortgage income of $4.5 million.
•Non-interest expense was $130.5 million for the year ended December 31, 2022, an increase of $15.9 million as compared to the same period ended December 31, 2021. An increase of $4.8 million in acquisition and charter conversion charges and $3.3 million related to the ongoing operation of the acquired Cadence Bank, N.A. ("Cadence") branches (the "Cadence Branches") and $5.1 million related to the Beach Bank branch operations accounted for the increase in non-interest expense.
•On January 15, 2022, the Bank converted from a national banking association to a Mississippi state-chartered bank and became a member bank of the Federal Reserve System.
At December 31, 2022, the Company had approximately $6.462 billion in total assets, an increase of $384.3 million compared to $6.077 billion at December 31, 2021. Loans, including mortgage loans held for sale and net of the allowance for credit losses, increased to $3.740 billion at December 31, 2022 from $2.936 billion at December 31, 2021. Deposits increased to $5.494 billion at December 31, 2022 from $5.227 billion at December 31, 2021. Stockholders’ equity decreased to $646.7 million at December 31, 2022 from $676.2 million at December 31, 2021. The acquisition of BBI during 2022 contributed, at acquisition, $608.5 million, $485.2 million and $490.6 million in assets, loans, and deposits, respectively. The addition of the seven Cadence Bank branches during 2021 contributed, at acquisition, $412.9 million, $40.3 million and $410.2 million in assets, loans, and deposits, respectively.
The First (Bank only) reported net income of $72.6 million, $73.9 million and $60.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company reported consolidated net income available to common stockholders of $62.9 million, $64.2 million and $52.5 million, respectively. The following discussion should be read in conjunction with the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.

Results of Operations
The following is a summary of the results of operations for The First (Bank only) the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	2022	2021	2020
Interest income	$200,375	$176,735	$179,328
Interest expense	15,085	12,306	21,071
Net interest income	185,290	164,429	158,257
Provision for credit losses	5,605	(1,104)	25,151
Net interest income after provision for loan losses	179,685	165,533	133,106
Non-interest income	34,288	37,362	40,984
Non-interest expense	122,373	108,791	100,966
Income tax expense	19,033	20,210	13,108
Net income	$72,567	$73,894	$60,016
The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2022, 2021, and 2020 ($ in thousands):

	2022	2021	2020
Net interest income:
Net interest income of The First	$185,290	$164,429	$158,257
Interest expense	(7,474)	(7,365)	(5,573)
	$177,816	$157,064	$152,684

Net income available to common shareholders:
Net income of The First	$72,567	$73,894	$60,016
Net loss of the Company	(9,648)	(9,727)	(7,511)
	$62,919	$64,167	$52,505
Consolidated Net Income
The Company reported consolidated net income available to common stockholders of $62.9 million for the year ended December 31, 2022, compared to a consolidated net income of $64.2 million for the year ended December 31, 2021. In the year-over-year comparison, PPP loan fee income decreased $9.8 million.
Net interest income increased $14.0 million in year-over-year comparison, primarily due to interest income earned on a higher volume of securities and loans and increased interest rates. Non-interest income decreased $512 thousand in year-over-year comparison. Increased service charges on deposit accounts and interchange fee income of $2.5 million was offset by a decrease in mortgage income of $4.5 million. Non-interest expense was $130.5 million for the year ended December 31, 2022, an increase of $15.9 million as compared to the same period ended December 31, 2021. An increase of $4.8 million in acquisition and charter conversion charges and $3.3 million related to the ongoing operations of the Cadence Bank branches and $5.1 million related to the Beach Bank branch operations accounted for the increase in non-interest expense.
The Company reported consolidated net income available to common stockholders of $64.2 million for the year ended December 31, 2021, compared to a consolidated net income of $52.5 million for the year ended December 31, 2020. The change in provision for credit loss expenses in year-over-year comparison accounted for $19.6 million, net of tax of the change. The Company recorded a bargain purchase gain and loss on sale of land of $674 thousand, net of tax for the year end December 31, 2021 compared to a bargain purchase and sale of land gains of $8.3 million, net of tax for the year ended December 31, 2020.

Net interest income increased $4.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to interest income earned on a higher volume of securities and a reduction in interest expense due to changes in rates. Non-interest income increased $2.3 million in year-over-year comparison excluding the gains mentioned above. Interchange fee income increased $2.1 million and the U.S. Treasury Rapid Response Program (“RRP”) grant of $1.4 million, net of tax accounted for the increase in year-over-year comparison. Non-interest expense was $114.6 million for the year ended December 31, 2021, an increase of $8.2 million as compared to the same period ended December 31, 2020. An increase of $4.6 million in salaries and employee benefits and an increase of $1.7 million in occupancy expense contributed to the increase.
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
Consolidated net interest income was approximately $177.8 million for the year ended December 31, 2022, as compared to $157.1 million for the year ended December 31, 2021. This increase was the direct result of higher volume of securities and loans and increased interest rates during 2022 as compared to 2021. Average interest-bearing liabilities for the year 2022 were $3.944 billion compared to $3.435 billion for the year 2021. Net interest margin, which is net interest income divided by average earning assets, was 3.19% for the year 2022 compared to 3.21% for the year 2021. Rates paid on average interest-bearing liabilities increased to 0.57% for the year 2022 compared to 0.43% for the year 2021. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by federal agencies. Average loans comprised 58.0% of average earnings assets for the year 2022 compared to 60.8% for the year 2021.
Consolidated net interest income was approximately $157.1 million for the year ended December 31, 2021, as compared to $152.7 million for the year ended December 31, 2020. This increase was the direct result of higher volume of securities and a reduction in interest expense due to changes in rates during 2021 as compared to 2020. Average interest-bearing liabilities for the year 2021 were $4.548 billion compared to $3.902 billion for the year 2020. Net interest margin, which is net interest income divided by average earning assets, was 3.21% for the year 2021 compared to 3.64% for the year 2020. Rates paid on average interest-bearing liabilities decreased to 0.57% for the year 2021 compared to 0.86% for the year 2020. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by federal agencies. Average loans comprised 60.8% of average earnings assets for the year 2021 compared to 71.0% for the year 2020.

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
Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Earning Assets
Loans (1)(2)	$3,302,265	$157,761	4.78%	$3,019,605	$151,203	5.01%	$3,020,280	$157,564	5.22%
Securities (4)	2,023,214	46,305	2.29%	1,305,262	28,035	2.15%	917,858	23,747	2.59%
Federal funds sold and interest bearing deposits with other banks (3)	366,465	50	0.01%	642,042	121	0.02%	317,848	378	0.12%
Total earning assets	5,691,944	204,116	3.59%	4,966,909	179,359	3.61%	4,255,986	181,689	4.27%
Other	584,164			526,877			523,412
Total assets	$6,276,108			$5,493,786			$4,779,398

Liabilities
Interest-bearing liabilities	$3,943,531	$22,577	0.57%	$3,434,964	$19,681	0.57%	$3,090,353	$26,664	0.86%
Demand deposits (1)	1,660,696			1,366,529			1,047,353
Other liabilities	45,065			34,827			34,582
Stockholders’ equity	626,816			657,466			607,110
Total liabilities and stockholders’ equity	$6,276,108			$5,493,786			$4,779,398

Net interest spread			3.02%			3.04%			3.41%
Net yield on interest-earning assets		$181,539	3.19%		$159,678	3.21%		$155,025	3.64%
______________________________________
(1)All loans and deposits were made to borrowers or received from depositors in the United States. Includes nonaccrual loans of $12,591, $28,013, and $33,744 for the years ended December 31, 2022, 2021, and 2020, respectively. Loans include held for sale loans.
(2)Includes loan fees of $7,453, $17,138, and $9,899 for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Includes Excess Balance Account-Mississippi National Banker’s Bank.
(4)Fully tax equivalent yield assuming a 25.3% tax rate.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.
Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31, 2022 versus 2021 Increase (decrease) due to			Year Ended December 31, 2021 versus 2020 Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$14,176	$(7,595)	$6,581	$(35)	$(6,246)	$(6,281)
Securities (1)	15,436	2,832	18,268	9,949	(5,749)	4,200
Federal funds sold and interest bearing deposits with other banks	(55)	(37)	(92)	386	(635)	(249)
Total interest income	29,557	(4,800)	24,757	10,300	(12,630)	(2,330)
Interest-Bearing Liabilities
Interest-bearing transaction accounts	1,278	(745)	533	2,100	(3,746)	(1,646)
Money market accounts and savings	226	819	1,045	950	(2,757)	(1,807)
Time deposits	294	(52)	242	(1,267)	(2,836)	(4,103)
Borrowed funds	241	835	1,076	1,251	(678)	573
Total interest expense	2,039	857	2,896	3,034	(10,017)	(6,983)
Net interest income	$27,518	$(5,657)	$21,861	$7,266	$(2,613)	$4,653
______________________________________
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

In the third quarter of 2022, the Company ceased the Deposit Reclassification program it implemented at the beginning of 2020. The program reclassified non-interest bearing and NOW deposit balances to money market accounts. The following tables illustrate the Company’s consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2022, 2021, and 2020. Deposits at December 31, 2021 and 2020 are shown without reclassification for consistency with the current period presentation ($ in thousands):

	December 31, 2022
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$180,128	$247,781	$427,909	$3,350,693	$3,778,602
Securities (2)	13,565	58,431	71,996	1,876,589	1,948,585
Funds sold and other	—	78,139	78,139	—	78,139
Total earning assets	$193,693	$384,351	$578,044	$5,227,282	$5,805,326
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,769,699	$1,769,699	$—	$1,769,699
Money market accounts	825,813	—	825,813	—	825,813
Savings deposits (1)	—	542,296	542,296	—	542,296
Time deposits	118,108	440,087	558,195	168,200	726,395
Total interest-bearing deposits	943,921	2,752,082	3,696,003	168,200	$3,864,203
Borrowed funds (3)	130,100	—	130,100	—	130,100
Total interest-bearing liabilities	1,074,021	2,752,082	3,826,103	168,200	3,994,303
Interest-sensitivity gap per period	$(880,328)	$(2,367,731)	$(3,248,059)	$5,059,082	$1,811,023
Cumulative gap at December 31, 2022	$(880,328)	$(3,248,059)	$(3,248,059)	$1,811,023	$1,811,023
Ratio of cumulative gap to total earning assets at December 31, 2022	(15.2)%	(55.9)%	(55.9)%	31.2%

	December 31, 2021
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$147,728	$256,450	$404,178	$2,563,053	$2,967,231
Securities (2)	8,959	51,457	60,416	1,713,642	1,774,058
Funds sold and other	—	804,481	804,481	—	804,481
Total earning assets	$156,687	$1,112,388	$1,269,075	$4,276,695	$5,545,770
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,771,510	$1,771,510	$—	$1,771,510
Money market accounts	817,476	—	817,476	—	817,476
Savings deposits (1)	—	502,808	502,808	—	502,808
Time deposits	132,025	312,958	444,983	139,626	584,609
Total interest-bearing deposits	949,501	2,587,276	3,536,777	139,626	$3,676,403
Total interest-bearing liabilities	949,501	2,587,276	3,536,777	139,626	3,676,403
Interest-sensitivity gap per period	$(792,814)	$(1,474,888)	$(2,267,702)	$4,137,069	$1,869,367
Cumulative gap at December 31, 2021	$(792,814)	$(2,267,702)	$(2,267,702)	$1,869,367	$1,869,367
Ratio of cumulative gap to total earning assets at December 31, 2021	(14.3)%	(40.9)%	(40.9)%	33.7%

	December 31, 2020
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning Assets:
Loans	$220,572	$222,176	$442,748	$2,702,362	$3,145,110
Securities (2)	9,211	24,012	33,223	1,016,434	1,049,657
Funds sold and other	—	424,870	424,870	—	424,870
Total earning assets	$229,783	$671,058	$900,841	$3,718,796	$4,619,637
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,347,778	$1,347,778	$—	$1,347,778
Money market accounts	705,357	—	705,357	—	705,357
Savings deposits (1)	—	395,116	395,116	—	395,116
Time deposits	116,796	303,571	420,367	160,682	581,049
Total interest-bearing deposits	822,153	2,046,465	2,868,618	160,682	3,029,300
Borrowed funds (3)	110,182	554	110,736	3,911	114,647
Total interest-bearing liabilities	932,335	2,047,019	2,979,354	164,593	3,143,947
Interest-sensitivity gap per period	$(702,552)	$(1,375,961)	$(2,078,513)	$3,554,203	$1,475,690
Cumulative gap at December 31, 2020	$(702,552)	$(2,078,513)	$(2,078,513)	$1,475,690	$1,475,690
Ratio of cumulative gap to total earning assets at December 31, 2020	(15.2)%	(45.0)%	(45.0)%	31.9%
______________________________________
(1)NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the Company believes these deposits are fairly stable. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.
(2)Securities include mortgage backed and other installment paying obligations based upon stated maturity dates.
(3)Does not include subordinated debentures of $145,027, $144,592, $80,678 for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive within the one-year time frame based on effective GAP which uses behavioral assumptions that model the rate sensitivity of non-maturity deposits by looking at the deposits’ behavior rather than their contractual ability to reprice. The cash flows used in the analysis are the projected dollars of assets and liabilities that “reprice” (including maturities, repricing, likely calls, prepayments, etc.). However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive-position within one year would not be as indicative of the Company’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity:

December 31, 2022
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(11.3)%	(20.0)%	(16.6)%	(40.0)%
Up 300 bps	(6.4)%	(15.0)%	(10.6)%	(30.0)%
Up 200 bps	(2.9)%	(10.0)%	(5.8)%	(20.0)%
Up 100 bps	(0.9)%	(5.0)%	(2.2)%	(10.0)%
Down 100 bps	1.1%	(5.0)%	0.9%	(10.0)%
Down 200 bps	(0.7)%	(10.0)%	(2.2)%	(20.0)%

December 31, 2021
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	11.3%	(20.0)%	20.0%	(40.0)%
Up 300 bps	10.2%	(15.0)%	18.9%	(30.0)%
Up 200 bps	8.1%	(10.0)%	15.5%	(20.0)%
Up 100 bps	4.7%	(5.0)%	9.4%	(10.0)%
Down 100 bps	(3.3)%	(5.0)%	(15.0)%	(10.0)%
Down 200 bps	(4.6)%	(10.0)%	(34.2)%	(20.0)%

December 31, 2020
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	14.7%	(20.0)%	36.5%	(40.0)%
Up 300 bps	12.4%	(15.0)%	31.9%	(30.0)%
Up 200 bps	9.2%	(10.0)%	24.6%	(20.0)%
Up 100 bps	5.1%	(5.0)%	14.1%	(10.0)%
Down 100 bps	(2.1)%	(5.0)%	(19.7)%	(10.0)%
Down 200 bps	(3.0)%	(10.0)%	(31.2)%	(20.0)%
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
At December 31, 2022, the ACL was $38.9 million, or 1.0% of LHFI, an increase of $8.2 million, or 26.6% when compared to December 31, 2021. The 2022 provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans, unfunded commitments. A $1.3 million initial allowance was recorded on PCD loans acquired in the BBI merger. At December 31, 2021, the allowance for loan losses was approximately $30.7 million, which was 1.0% of LHFI. The Company maintains the allowance at a level that management believes is adequate to absorb probable incurred losses inherent in the loan portfolio. Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.
The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for credit losses was a $5.4 million for the year ended December 31, 2022 and negative $1.5 million for the year ended December 31, 2021, and the provision for loan losses was $25.2 million for the year ended December 31, 2020. A majority of the 2022 increase in the Company's provision for credit losses is attributed to the BBI acquisition detailed above. The negative provision for 2021 is attributed to the improved macroeconomic outlook and the Company’s ACL calculation under ASC 326. The majority of the $25.2 million provision for loan losses in 2020 was related to our estimates of probable incurred losses associated with COVID-19 pandemic.
At December 31, 2022, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.
Allowance for Credit Losses on Off Balance Sheet Credit Exposures
On January 1, 2021, the Company adopted ASC 326. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit (“OBSC”) exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASC 326, the Company recorded an ACL on unfunded commitments of $718 thousand. The Company's provision for credit losses on OBSC exposures was $255 thousand for the year end December 31, 2022 and $352 thousand for the year ended December 31, 2021.
Non-Performing Assets
A loan is placed on nonaccrual and the accrual of interest discontinued, when based on all available information and events, it displays characteristics causing management to determine that the collection of all principal, interest, and other related fees due according to the contractual terms of the loan agreement is not probable. Also identified along with these loans in nonaccrual status, are loans determined by management to be labelled as “troubled debt restructure” based on regulatory guidance, as well as loans 90 days or greater past due and still accruing interest.
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
Total nonaccrual loans at December 31, 2022, were $12.6 million, a decrease of $15.4 million compared to $28.0 million at December 31, 2021. A majority of the decrease is related to one legacy relationship that was placed back on accrual status. Management believes these relationships were adequately reserved at December 31, 2022. Restructured loans not reported as past due or nonaccrual at December 31, 2022 totaled $14.7 million. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of restructured loans.
A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not meet the standard of a non-performing asset as outlined by regulatory guidance. These loans may or may not be current as to principal and interest repayment, but they still possess some asset quality characteristics that give management a reason to believe that repayment in full under the contractual terms of the agreement are possible. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses. At December 31, 2022 and 2021, The First had potential problem loans of $108.1 million and $154.8 million, respectively. The decrease of $46.8 million during 2022 was largely attributable to payoffs throughout the year and loans that were downgraded due to the financial impact of the COVID-19 pandemic being upgraded as their financial position improved.
Summary of Loan Loss Experience
Consolidated Allowance for Credit Losses

	Years Ended December 31,
($ in thousands)	2022	2021 (1)
Average LHFI outstanding	$3,302,265	$3,019,605
Loans outstanding at year end, including LHFS	$3,778,630	$2,967,231

Total nonaccrual loans	$12,591	$28,013

Beginning balance of allowance	$30,742	$35,820
Impact of ASC 326 adoption on non-PCD loans	—	(718)
Impact of ASC 326 adoption on PCD loans	—	1,115
Initial allowance on acquired PCD loans	1,303	—
Loans charged-off	(1,218)	(6,213)
Total recoveries	2,740	2,194
Net loans (charged-off) recoveries	1,522	(4,019)
Provision for credit losses (2)	5,350	(1,456)
Balance at year end	$38,917	$30,742

Net charge-offs to average loans	0.05%	0.13%
Allowance as percent of total loans	1.03%	1.04%
Nonaccrual loans as a percentage of total loans	0.33%	0.94%
Allowance as a multiple of nonaccrual loans	3.10X	1.10 X
______________________________________
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach.
(2)The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Branches loans acquired for the year ended December 31, 2022.
At December 31, 2022, allowance as of percent of total loans decreased 0.01% to 1.03% when compared to 1.04% at December 31, 2021. The decrease is attributed to the increase in loan volume related to the BBI acquisition and organic loan growth in 2022. At December 31, 2022, nonaccrual loans as a percentage of total loans decreased 0.61% to 0.33% when compared to 0.94% at December 31, 2021. The decrease is attributed to a $15.4 million decrease in nonaccrual loans mentioned above.

At December 31, 2022, the components of the ACL consisted of the following ($ in thousands):

	Allowance
Allocated:	2022	2021
Collateral dependent loans	$5	$6
Loans collectively evaluated	38,912	30,736
Total	$38,917	$30,742
Loan collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.
The following table represents the activity of the allowance for credit losses for the years 2022 and 2021 ($ in thousands):

	Analysis of the Allowance for Credit Losses
	2022	2021 (1)
Balance at beginning of period	$30,742	$35,820
Impact of ASC 326 adoption on non-PCD loans	—	(718)
Impact of ASC 326 adoption on PCD loans	—	1,115
Initial allowance on acquired PCD loans	1,303	—
Loans charged-off:
Commercial, financial and agriculture	(259)	(1,662)
Commercial real estate	(72)	(3,523)
Consumer real estate	(204)	(473)
Consumer installment	(683)	(555)
Total	(1,218)	(6,213)
Recoveries on loans previously charged-off:
Commercial, financial and agriculture	433	433
Commercial real estate	591	888
Consumer real estate	1,015	311
Consumer installment	701	562
Total	2,740	2,194
Net (charge-offs) recoveries	1,522	(4,019)
Provision:
Initial provision for acquired non-PCD loans	3,855
Provision for credit losses charged to expense	1,495	(1,456)
Balance at end of period	$38,917	$30,742
______________________________________
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach.
(2)The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Branches loans acquired for the year ended December 31, 2022.

The following tables represents how the ACL is allocated to a particular loan type as well as the percentage of the category to total gross loans at December 31, 2022 and 2021 ($ in thousands):
Allocation of the Allowance for Credit Losses

	December 31, 2022		December 31, 2021
	Amount	% of loans in each category to total gross loans	Amount	% of loans in each category to total gross loans
Commercial, financial and agriculture	$6,349	14.2%	$4,873	13.4%
Commercial real estate	20,389	56.5%	17,552	57.0%
Consumer real estate	11,599	28.1%	7,889	28.3%
Consumer installment	580	1.2%	428	1.3%
Total loans	$38,917	100%	$30,742	100%
Non-interest Income
The Company's primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.
Non-interest income was $37.0 million at December 31, 2022, a decrease of $512 thousand or 1.4% compared to December 31, 2021. Increased service charges on deposit accounts and interchange fee income of $2.5 million was offset by a decrease in mortgage income of $4.5 million. Non-interest income was $37.5 million at December 31, 2021, a decrease of $4.4 million or 10.5% compared to December 31, 2020. The decrease includes a $7.6 million decrease in the bargain purchase gain and loss on the sale of land, a decrease in mortgage income of $1.6 million, an increase of $1.1 million in other income and an increase in interchange fees of $2.1 million.
Non-interest Expense
Non-interest expense was $130.5 million for the year ended December 31, 2022, an increase of $15.9 million, or 13.9% in year-over-year comparison. An increase of $4.8 million in acquisition and charter conversion charges and $3.3 million related to the ongoing operations of the Cadence Bank branches and $5.1 million related to the Beach Bank branch operations accounted for the increase in non-interest expense. Non-interest expense was $114.6 million for the year ended December 31, 2021, an increase of $8.2 million compared to December 31, 2020, of which $4.6 million is related to the increase in salaries and employee benefits and an increase of $1.7 million in occupancy expense.

The following table sets forth the primary components of non-interest expense for the periods indicated ($ in thousands):
Non-interest Expense

	Years ended December 31,
	2022	2021	2020
Salaries and employee benefits	$73,077	$65,856	$61,230
Occupancy	12,854	12,713	11,282
Furniture and equipment	2,981	2,848	2,551
Supplies and printing	967	903	925
Professional and consulting fees	3,558	4,035	3,897
Marketing and public relations	393	615	512
FDIC and OCC assessments	2,122	2,074	1,351
ATM expense	3,873	3,623	3,042
Bank communications	1,904	1,754	2,028
Data processing	2,211	1,578	1,137
Acquisition expense/charter conversion	6,410	1,607	3,315
Other	20,133	16,953	15,071
Total	$130,483	$114,559	$106,341
Income Tax Expense
Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $15.8 million for the year ended December 31, 2022, $16.9 million for the year ended December 31, 2021 and $10.6 million for the year ended December 31, 2020. The Company’s effective income tax rate was 20.0%, 20.9% and 16.8% for the years ended December 31, 2022, 2021 and 2020, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owed life insurance, and certain merger related expenses. The increase in the Company’s effective rate for 2021 compared to 2020 was primarily due to the $6.9 million, non-taxable, decrease in the bargain purchase gain. The effective tax rate for 2020 includes the $7.8 million, non-taxable, bargain purchase gain related to the acquisition of Southwest Georgia Financial Corp. ("SWG") and the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") of 2020 that was signed into law on March 27, 2020. The CARES Act included several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. Income taxes are discussed more fully under Note K – Income Tax in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Analysis of Financial Condition
Earning Assets
Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2022, 2021, and 2020, respectively, average loans accounted for 58.0%, 60.8% and 71.0% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans, excluding mortgage loans held for sale, averaged $3.302 billion during 2022 and $3.020 billion during 2021, as compared to $3.020 billion during 2020.
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
The following table sets forth the Company’s loan portfolio maturing within specified intervals at December 31, 2022 ($ in thousands):
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial, financial and agricultural	$92,181	$260,616	$179,998	$3,397	$536,192
Commercial real estate	198,934	862,146	1,024,254	49,929	2,135,263
Consumer real estate	123,841	277,998	160,975	496,185	1,058,999
Consumer installment	6,349	33,863	3,490	1	43,703
Total	$421,305	$1,434,623	$1,368,717	$549,512	$3,774,157

Loans with fixed interest rates:
Commercial, financial and agricultural	$37,848	$213,347	$145,177	$2,739	$399,111
Commercial real estate	156,309	736,933	703,451	11,783	1,608,476
Consumer real estate	83,129	189,024	101,379	81,247	454,779
Consumer installment	5,403	32,472	3,288	1	41,164
Total	$282,689	$1,171,776	$953,295	$95,770	$2,503,530

Loans with floating interest rates:
Commercial, financial and agricultural	$54,333	$47,269	$34,821	$658	$137,081
Commercial real estate	42,625	125,213	320,803	38,146	526,787
Consumer real estate	40,712	88,974	59,596	414,938	604,220
Consumer installment	946	1,391	202	—	2,539
Total	$138,616	$262,847	$415,422	$453,742	$1,270,627
The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.
Investment Securities. The investment securities portfolio is a significant component of the Company’s total earning assets. Total securities averaged $2.023 billion in 2022, as compared to $1.305 billion in 2021, and $917.9 million in 2020. This represents 35.5%, 26.3%, and 21.6% of the average earning assets for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, investment securities, including equity securities, were $1.983 billion and represented 32.6% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Treasury, U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.

The following table details the weighted-average yield for each range of maturities of securities held-to-maturity using the amortized cost at December 31, 2022 (tax equivalent basis):

	Within One Year	After One, But Within Five Years	Maturing After Five But Within Ten Years	After Ten Years	Total
Securities held-to-maturity
U.S. Treasury	1.16%	1.60%	—%	—%	1.52%
Obligations of U.S. government agencies and sponsored entities	—%	2.49%	3.28%	—%	3.08%
Tax-exempt and taxable obligations of states and municipal subdivisions	1.00%	1.90%	3.78%	4.92%	4.68%
Mortgage-backed securities - residential	—%	—%	1.61%	2.45%	2.34%
Mortgage-backed securities - commercial	—%	2.24%	3.40%	3.36%	3.25%
Corporate obligations	—%	—%	—%	3.13%	3.13%
Total held-to-maturity	1.11%	1.81%	3.50%	4.64%	4.22%
Mortgage-backed securities are included in maturity categories based in their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $366.5 million in 2022, $642.0 million in 2021, and $317.8 million in 2020. There were no federal funds sold at December 31, 2022, 2021, and 2020. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.
Deposits
Deposits. Average total deposits at December 31, 2022 were $5.428 billion, an increase of $796.9 million, or 17.2% compared to 2021. Average total deposits at December 31, 2021 were $4.631 billion, an increase of $713.7 million, or 18.2% compared to $3.918 billion in 2020. At December 31, 2022, total deposits were $5.494 billion, compared to $5.227 billion at December 31, 2021, an increase of $267.6 million, or 5.1%, and $4.215 billion at December 31, 2020. Deposits of $490.6 million were acquired in 2022 with the acquisition of BBI. Deposits of $410.2 million were acquired in 2021 with the acquisition of the Cadence branches. Deposits of $476.1 million were acquired in 2020 with the acquisition of SWG. As of December 31, 2022 and 2021, the Company had estimated uninsured deposits of $2.076 billion and $2.054 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

In the third quarter of 2022, the Company ceased the Deposit Reclassification program it implemented at the beginning of 2020. The program reclassified non-interest bearing and NOW deposit balances to money market accounts. A distribution of the Company’s deposits showing the year-to-date average balance of deposits by type and weighted-average is presented for the noted periods in the following table. Deposits at December 31, 2021 and 2020 are shown without reclassification for consistency with the current period presentation ($ in thousands):

	December 31,
	2022		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing accounts	$1,660,301		$1,366,529		$1,047,353
Interest bearing deposits:
NOW accounts and other	1,810,575	0.44%	1,529,293	0.48%	1,261,264	0.70%
Money market accounts	831,463	0.29%	756,951	0.20%	610,478	0.56%
Savings accounts	535,449	0.04%	440,977	0.03%	346,612	0.05%
Time deposits	590,385	0.58%	537,538	0.59%	651,887	1.11%
Total interest-bearing deposits	3,767,872	0.37%	3,264,759	0.37%	2,870,241	0.68%
Total deposits	$5,428,173	0.26%	$4,631,288	0.26%	$3,917,594	0.50%
The most significant growth during 2022 compared to 2021 was in NOW accounts. The average cost of interest-bearing deposits and total deposits was 0.37% and 0.26% during 2022 compared to 0.37% and 0.26% in 2021. Average cost of interest-bearing deposits and total deposits remained unchanged at December 31, 2022 compared to 2021. The decrease in the average cost of interest-bearing deposit during 2021 compared to 2020 was related to lower average interest rates paid on most of our interest-bearing deposit products as a result of lower average market interest rates.
The Company’s loan-to-deposit ratio, which excludes mortgage loans held for sale, was 68.7% at December 31, 2022, 56.6% at December 31, 2021 and 74.1% at December 31, 2020. The loan-to-deposit ratio averaged 60.8% during 2022. Core deposits, which exclude time deposits of $250,000 or more in 2022 and 2021 and time deposits of $100,000 or more in 2020, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $5.198 billion at December 31, 2022, $4.504 billion at December 31, 2021, and $3.853 billion at December 31, 2020. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits. Transaction account balances were above normal as of December 31, 2020, due to PPP loan proceeds.
Maturities of Certificates of Deposit
of $250,000 or More

($ in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
December 31, 2022	$11,179	$27,574	$65,993	$41,865	$146,611
Borrowed Funds
Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2022, advances from the FHLB totaled $130.1 million compared to $0 at December 31, 2021 and $110.0 million at December 31, 2020. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were no federal funds purchased at December 31, 2022, 2021, and 2020, respectively. As part of the acquisition of First Florida Bancshares, Inc. ("FFB"), the Company assumed two loans in the amount of $3.5 million and $2.0 million with First Horizon Bank. Principal and interest are payable quarterly at rates ranging from 3.80% - 4.10%. In 2021, the Company repaid the two loans acquired from the FFB acquisition.
Subordinated Debentures
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”). The debentures are the sole asset of Trust 2, and the Company is the sole owner of the common equity of Trust 2. Trust 2 issued $4,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”). The Company owns all of the common equity of Trust 3, and the debentures are the sole asset of Trust 3. Trust 3 issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

In 2018, as a result of the acquisition of FMB Banking Corporation (“FMB”), the Company became the successor to FMB’s obligations in respect of $6,186,000 of floating rate junior subordinated debentures issued to FMB Capital Trust 1 (“FMB Trust”). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust’s obligations under the preferred securities. The preferred securities issued by the FMB Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three month LIBOR plus 2.85% and is payable quarterly.

On January 1, 2023, as a result of the acquisition of HSBI, the Company became the successor to HSBI’s obligations in respect of $10,310,000 of subordinated debentures issued to Liberty Shares Statutory Trust II (“Liberty Trust”). The debentures are the sole asset of Liberty Trust, and the Company is the sole owner of the common equity of Liberty Trust. Liberty Trust issued $10,000,000 of preferred securities to an investor. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Liberty Trust’s obligations under the preferred securities. The preferred securities issued by the Liberty Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month LIBOR plus 1.48% and is payable quarterly.

Subordinated Notes
April 30, 2018, the Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (collectively, the “Notes”). Deferred issuance costs included in the subordinated debt were $756 thousand and $859 thousand at December 31, 2022 and December 31, 2021, respectively.
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

On September 25, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term SOFR plus 412.6 basis points, payable quarterly in arrears. As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Deferred issuance costs included in the subordinated debt were $1.1 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively.
The Company had $145.0 million of subordinated debt, net of deferred issuance costs $1.9 million and unamortized fair value mark $592 thousand, at December 31, 2022, compared to $144.7 million, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021.
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
Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2022, 2021 and 2020.
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
The prompt corrective action rules have been modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Company to be considered well-capitalized under the rules include a 5.0% leverage ratio, a 6.5% common equity Tier 1 capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio.
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
Analysis of Capital

Capital Ratios	Adequately Capitalized	Well Capitalized	Minimum Capital Required Basel III Fully Phased In	The Company December 31,			The First December 31,
				2022	2021	2020	2022	2021	2020
Leverage	4.0%	5.0%	7.0%	9.3%	9.2%	9.2%	11.1%	10.8%	10.4%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	7.0%	12.7%	13.7%	13.5%	15.6%	16.6%	15.8%
Tier 1	6.0%	8.0%	8.5%	13.0%	14.1%	14.0%	15.6%	16.6%	15.8%
Total	8.0%	10.0%	10.5%	16.7%	18.6%	19.1%	16.4%	17.4%	16.9%
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
The Company’s federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $366.5 million during the year ended December 31, 2022 and averaged $642.0 million at December 31, 2021. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2022, advances available totaled approximately $1.679 billion, of which $5.2 million had been drawn, or used for letters of credit.
As of December 31, 2022, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $1.066 billion of the Company’s investment balances, compared to $985.4 million at December 31, 2021. The increase in unpledged debt securities from December 31, 2022 compared to December 31, 2021 is primarily due to an increase in acquired deposits. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s liquidity ratio as of December 31, 2022 was 24.7%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2022	Policy Maximum
Loans to Deposits (including FHLB advances)	67.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	4.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	46.9%	90.0%	In Policy

	December 31, 2021	Policy Maximum
Loans to Deposits (including FHLB advances)	55.8%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(14.6)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	48.5%	90.0%	In Policy

	December 31, 2020	Policy Maximum
Loans to Deposits (including FHLB advances)	70.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(4.4)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.1%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	54.9%	90.0%	In Policy
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
Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. As of December 31, 2022, the target federal funds rate was 4.25% to 4.50%.
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

On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “2021 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock. Under the program, the Company could, but was not required to, from time to time repurchase up $30 million of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was be determined by management at is discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2021 Repurchase Program expired on December 31, 2021. The Company repurchased 165,623 shares in 2021 pursuant to the 2021 Repurchase Program.
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
On March 9, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2020 calendar year. Under the program, the Company could, but was not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2022 Repurchase Program had an expiration date of December 31, 2022.
On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program will have an expiration date of December 31, 2023.

Commitments and Contractual Obligations
The following table presents, as of December 31, 2022, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

($ in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	G	$4,784,472	$—	$—	$—	$4,784,472
Time deposits	G	558,195	137,853	21,956	8,391	726,395
Borrowings	H	130,100	—	—	—	130,100
Lease obligations	I	1,561	2,656	1,948	3,563	9,728
Trust preferred subordinated debentures	N	—	—	—	15,904	15,904
Subordinated note purchase agreement	N	—	—	—	129,123	129,123
Total Contractual obligations		$5,474,328	$140,509	$23,904	$156,981	$5,795,722
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
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100-basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2022, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2022	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	200,403	204,030	201,895	200,146	196,096	188,971	179,057
Dollar Change	(1,492)	2,135		(1,749)	(5,799)	(12,924)	(22,838)
NII @ Risk - Sensitivity Year 1	(0.7)%	1.1%		(0.9)%	(2.9)%	(6.4)%	(11.3)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $1.5 million lower than in a stable interest rate scenario, for a negative variance of 0.7%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.
Net interest income would likely decrease by $5.8 million, or 2.9%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio was approximately 180.0% at December 31, 2022, 164.5% at December 31, 2021 and 211.7% at December 31, 2020. The Company is considered “liability-sensitive” which means that there are more liabilities repricing than assets within the first year.
In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat.
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

	December 31, 2022 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,366,982	1,410,341	1,397,164	1,366,639	1,316,226	1,248,624	1,165,069
Change in EVE from base	(30,182)	13,177		(30,525)	(80,938)	(148,540)	(232,095)
% Change	(2.2)%	0.9%		(2.2)%	(5.8)%	(10.6)%	(16.6)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

	December 31, 2021 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	818,527	1,057,506	1,243,831	1,360,616	1,436,669	1,478,980	1,492,421
Change in EVE from base	(425,304)	(186,325)		116,785	192,838	235,149	248,590
% Change	(34.2)%	(15.0)%		9.4%	15.5%	18.9%	20.0%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2023, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses in 2021 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, the allowance for credit losses is considered a critical audit matter.

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

Critical Audit Matter

The critical audit matters communicated below arises from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio totaled $3.78 billion as of December 31, 2022, and the allowance for credit losses on loans was $38.9 million. The Company’s unfunded loan commitments totaled $611 million, with an allowance for credit loss of $1.3 million. Together these amounts represent the allowance for credit losses (“ACL”).

As more fully described in Notes B, E and Q to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.

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

We identified the valuation of the ACL as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.

The primary procedures we performed as of December 31, 2022, to address this critical audit matter included:

•Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for credit losses including:

◦loan data completeness and accuracy,

◦classifications of loans by loan segment,

◦verification of historical net loss data and calculated net loss rates,

◦the establishment of qualitative adjustments,

◦credit ratings and risk classification of loans,

◦establishment of specific reserves on individually evaluated loans,

◦and management’s review and disclosure controls over the allowance for credit losses;

•Testing of completeness and accuracy of the information utilized in the allowance for credit losses;

•Testing the allowance for credit losses model’s computational accuracy;

•Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•Testing the loan review function and evaluating the accuracy of loan credit ratings;

•Evaluating the reasonableness of specific allowances on individually evaluated loans;

•Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;

•Evaluating the disclosures in the consolidated financial statements.

Acquisition

As described in Note C to the Company’s consolidated financial statements, the Company consummated the acquisition of Beach Bancorp, Inc. and its wholly-owned subsidiary, Beach Bank, on August 1, 2022, resulting in goodwill of approximately $23.3 million being recognized on the Company’s consolidated balance sheet. As part of the acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment. Management utilized outside vendors to assist with estimating the fair value.

We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired assets and assumed liabilities and other acquisition-related considerations involved a high degree of subjectivity in evaluating management’s fair value estimates and purchase price allocations.

The primary procedures we performed to address this critical audit matter included:

•Obtained and read the executed Agreement and Plan of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;

•Testing the design and operating effectiveness of controls including:

◦Evaluating the significant assumptions used for valuing significant assets and liabilities assumed;

•Assessed management’s application of accounting guidance related to the business combination and management’s determination of whether the transaction was an acquisition of a business as defined within the ASC 805, Business Combinations, framework;

•Assessed the completeness and accuracy of management’s purchase accounting model, including the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•Obtained and evaluated significant outside vendor valuation estimates, and challenging management’s review of the appropriateness of the valuations including but not limited to, testing critical inputs, assumptions applied and valuation models utilized by the outside vendors;

•Utilized internal valuation specialists to assist with testing the related fair value estimates;

•Tested the completeness and accuracy of management’s calculation of total consideration paid;

•Tested the accuracy of the goodwill calculation resulting from the acquisition, which was the difference between the total consideration paid and the fair value of the net assets acquired;

•Read and evaluated the adequacy of the disclosures made in the notes to the Company’s consolidated financial statements.

/s/ FORVIS, LLP (Formerly BKD, LLP)
We have served as the Company’s auditor since 2021.
Jackson, Mississippi
March 1, 2023

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of The First Bancshares, Inc.
Hattiesburg, Mississippi
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia
March 12, 2021

THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021
($ in thousands except per share data)

	2022	2021
ASSETS
Cash and due from banks	$67,176	$115,232
Interest-bearing deposits with banks	78,139	804,481
Total cash and cash equivalents	145,315	919,713
Securities available-for-sale, at fair value (amortized cost:$1,418,337 in 2022; $1,741,153 in 2021; allowance for credit losses: $0 in both 2022 and 2021)	1,257,101	1,751,832
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $642,097 - 2022; $0 - 2021)	691,484	—
Other securities	33,944	22,226
Total securities	1,982,529	1,774,058
Loans held for sale	4,443	7,678
Loans, net of ACL of $38,917 in 2022 and $30,742 in 2021	3,735,240	2,928,811
Interest receivable	27,723	23,256
Premises and equipment	143,518	125,959
Operating lease right-of-use assets	7,620	4,095
Finance lease right-of-use assets	1,930	2,394
Cash surrender value of life insurance	95,571	87,420
Goodwill	180,254	156,663
Other real estate owned	4,832	2,565
Other assets	132,742	44,802
Total assets	$6,461,717	$6,077,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$1,630,203	$1,550,381
Interest-bearing	3,864,201	3,676,403
Total deposits	5,494,404	5,226,784
Interest payable	3,324	1,711
Borrowed funds	130,100	—
Subordinated debentures	145,027	144,726
Operating lease liabilities	7,810	4,192
Finance lease liabilities	1,918	2,094
Allowance for credit losses on off-balance sheet credit exposures	1,325	1,070
Other liabilities	31,146	20,665
Total liabilities	5,815,054	5,401,242
Stockholders’ Equity:
Common stock, par value $1 per share: 40,000,000 shares authorized;25,275,369 shares issued in 2022, 40,000,000 shares authorized and 21,668,644 shares issued in 2021, respectively	25,275	21,669
Additional paid-in capital	558,833	459,228
Retained earnings	252,623	206,228
Accumulated other comprehensive (loss) income	(148,957)	7,978
Treasury stock, at cost (1,249,607 shares - 2022; 649,607 shares - 2021)	(41,111)	(18,931)
Total stockholders' equity	646,663	676,172
Total liabilities and stockholders' equity	$6,461,717	$6,077,414

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
($ in thousands, except per share amount)

	2022	2021	2020
INTEREST INCOME
Interest and fees on loans	$157,768	$151,203	$157,564
Interest and dividends on securities:
Taxable interest and dividends	29,656	16,685	13,961
Tax-exempt interest	11,017	7,721	6,913
Interest on federal funds sold	—	—	8
Interest on deposits in banks	1,952	1,136	902
Total interest income	200,393	176,745	179,348

INTEREST EXPENSE
Interest on deposits	13,978	12,062	19,608
Interest on borrowed funds	8,599	7,619	7,056
Total interest expense	22,577	19,681	26,664
Net interest income	177,816	157,064	152,684
Provision for credit losses, LHFI	5,350	(1,456)	25,151
Provision for credit losses, OBSC exposures	255	352	—
Net interest income after provision for credit losses	172,211	158,168	127,533

NON-INTEREST INCOME
Service charges on deposit accounts	8,668	7,264	7,213
Other service charges and fees	1,833	1,508	1,355
Interchange fees	12,702	11,562	9,433
Secondary market mortgage income	4,303	8,823	10,446
Bank owned life insurance income	2,101	1,955	1,514
BOLI death proceeds	1,630	—	—
Gain (loss) on sale of premises	(116)	(264)	443
Securities (loss) gain	(82)	143	281
Gain (loss) on sale of other real estate	214	(300)	(537)
Government awards/grants	873	1,826	968
Bargain purchase gain	281	1,300	7,835
Other	4,554	3,656	2,925
Total non-interest income	36,961	37,473	41,876

NON-INTEREST EXPENSE
Salaries	57,903	53,371	50,853
Employee benefits	15,174	12,485	10,377
Occupancy	12,854	12,713	11,282
Furniture and equipment	2,981	2,848	2,551
Supplies and printing	967	903	925
Professional and consulting fees	3,558	4,035	3,897
Marketing and public relations	393	615	512
FDIC and OCC assessments	2,122	2,074	1,351
ATM expense	3,873	3,623	3,042
Bank communications	1,904	1,754	2,028
Data processing	2,211	1,578	1,137
Acquisition expense/charter conversion	6,410	1,607	3,315

	2022	2021	2020
Other	20,133	16,953	15,071
Total non-interest expense	130,483	114,559	106,341
Income before income taxes	$78,689	$81,082	$63,068
Income taxes	15,770	16,915	10,563

Net income available to common stockholders	$62,919	$64,167	$52,505

Earnings per share:
Basic	$2.86	$3.05	$2.53
Diluted	2.84	3.03	2.52
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

($ in thousands)	2022	2021	2020

Net income	$62,919	$64,167	$52,505
Other comprehensive income (loss):
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	(173,428)	(23,738)	21,345
Net unrealized loss at time of transfer on securities available-for-sale transferred to held-to-maturity	(36,838)	—	—
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	97	—	—
Reclassification adjustment for loss/ (gains) included in net income	82	(143)	(281)
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	(210,087)	(23,881)	21,064
Income tax (expense) benefit	53,152	6,043	(5,337)
Other comprehensive income (loss)	(156,935)	(17,838)	15,727
Comprehensive income (loss)	$(94,016)	$46,329	$68,232
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2021 AND 2022
($ in thousands except per share amount)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2020	18,996,948	$18,997	$409,805	$110,460	$10,089	(194,682)	$(5,693)	$543,658
Net income, 2020	—	—	—	52,505	—	—	—	52,505
Common stock repurchased	—	—	—	—	—	(289,302)	(8,067)	(8,067)
Other comprehensive income	—	—	—	—	15,727	—	—	15,727
Dividend on common stock, $.42 per common share	—	—	—	(8,724)	—	—	—	(8,724)
Issuance of shares for SWG acquisition	2,546,967	2,547	45,311	—	—	—	—	47,858
Issuance restricted stock grant	78,189	78	(78)	—	—	—	—	—
Restricted stock grant forfeited	(7,421)	(7)	7	—	—	—	—	—
Compensation expense	—	—	2,352	—	—	—	—	2,352
Repurchase of restricted stock for payment of taxes	(15,690)	(16)	(478)	—	—	—	—	(494)
Balance, December 31, 2020	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815

Net income, 2021	—	—	—	64,167	—			64,167
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(17,838)	—	—	(17,838)
Dividend on common stock, $.58 per common share	—	—	—	(12,180)	—	—	—	(12,180)
Issuance restricted stock grant	93,578	94	(94)	—	—	—	—	—
Restricted stock grant forfeited	(2,021)	(2)	2	—	—	—	—	—
Compensation expense	—	—	3,100	—	—	—	—	3,100
Repurchase of restricted stock for payment of taxes	(21,906)	(22)	(699)	—	—	—	—	(721)
Balance, December 31, 2021	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172

Net income, 2022	—	—	—	62,919	—	—	—	62,919
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(156,935)	—	—	(156,935)
Dividend on common stock, $.74 per common share	—	—	—	(16,524)	—	—	—	(16,524)
Issuance of common shares for BBI acquisition	3,498,936	3,499	97,970	—	—	—	—	101,469
Issuance restricted stock grant	129,950	130	(130)	—	—	—	—	—
Restricted stock grant forfeited	(2,500)	(3)	3	—	—	—	—	—
Compensation expense	—	—	2,425	—	—	—	—	2,425
Repurchase of restricted stock for payment of taxes	(19,661)	(20)	(663)	—	—	—	—	(683)
Balance, December 31, 2022	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

($ in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,919	$64,167	$52,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,173	13,792	12,354
FHLB stock dividends	(28)	(27)	(133)
Provision for credit losses	5,605	(1,104)	25,151
Deferred income taxes	940	1,739	(3,015)
Restricted stock expense	2,425	3,100	2,352
Increase in cash value of life insurance	(2,101)	(1,955)	(1,514)
Amortization and accretion, net, related to acquisitions	1,706	(30)	(3,945)
Bank premises and equipment loss/(gain)	116	264	(443)
Acquisition gain	(281)	(1,300)	(7,835)
Securities loss (gain)	82	(143)	(281)
Loss on sale/writedown of other real estate	159	815	1,352
Residential loans originated and held for sale	(152,776)	(230,456)	(318,969)
Proceeds from sale of residential loans held for sale	156,011	244,210	308,347
Changes in:
Interest receivable	(2,987)	3,218	(9,185)
Other assets	(45,692)	(1,056)	(5,313)
Interest payable	1,613	(463)	(374)
Operating lease liability	(1,306)	(1,839)	(1,545)
Other liabilities	51,449	2,783	1,676
Net cash provided by operating activities	90,027	95,715	51,185

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Sales	21,069	—	579
Maturities, prepayments and calls	197,417	229,091	203,670
Purchases	(6,500)	(988,536)	(356,755)
Held-to-maturity securities:
Maturities, prepayments and calls	474	—	—
Purchases	(602,718)	—	—
Purchases of other securities	(11,444)	—	(3,056)
Proceeds from redemption of other securities	1,237	5,276	3,407
Net (increase)/decrease in loans	(326,113)	202,194	(131,589)
Net changes to premises and equipment	(15,522)	(7,125)	(4,398)
Bank-owned life insurance - death proceeds	1,630	—	—
Purchase of bank owned life insurance	—	(11,733)	(5,683)
Proceeds from sale of other real estate owned	8,930	4,562	4,036
Proceeds from sale of land	712	—	1,416
Cash received in excess of cash paid for acquisition	23,939	358,916	29,245
Net cash used in investing activities	(706,889)	(207,355)	(259,128)

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

Continued:
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in deposits	(223,322)	601,575	664,413
Net change in borrowed funds	105,100	(114,647)	(109,172)
Dividends paid on common stock	(16,275)	(11,991)	(8,589)
Cash paid to repurchase common stock	(22,180)	(5,171)	(8,067)
Repurchase of restricted stock for payment of taxes	(683)	(721)	(494)
Principal payment on finance lease liabilities	(176)	(187)	(183)
Issuance of subordinated debt, net	—	—	63,725
Payment on subordinated debt issuance costs	—	(59)	—
Net cash provided by (used in) financing activities	(157,536)	468,799	601,633

Net change in cash and cash equivalents	(774,398)	357,159	393,690
Cash and cash equivalents at beginning of year	919,713	562,554	168,864
Cash and cash equivalents at end of year	$145,315	$919,713	$562,554

Supplemental disclosures:

Cash paid during the year for:
Interest	$16,932	$16,368	$22,476
Income taxes, net of refunds	7,194	15,717	13,971

Non-cash activities:
Transfers of loans to other real estate	2,560	2,143	3,595
Transfer of securities available-for-sale to held-to-maturity	139,598	—	—
Issuance of restricted stock grants	130	94	78
Stock issued in connection with SWG acquisition	—	—	47,858
Stock issued in connection with BBI acquisition	101,469	—	—
Dividends on restricted stock grants	249	189	135
Right-of-use assets obtained in exchange for operating lease liabilities	2,698	168	3,162
Lease liabilities arising from BBI acquisition	3,390	—	—
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - NATURE OF BUSINESS
The First Bancshares, Inc. (the “Company”) is a bank holding company whose business is primarily conducted by its wholly-owned subsidiary, The First Bank (the “Bank”), formerly known as The First, A National Banking Association. The Bank provides a full range of banking services in its primary market area of Mississippi, Louisiana, Alabama, Florida and Georgia. The Company is regulated by the Federal Reserve Bank. Its subsidiary bank is currently subject to the regulation of the Federal Reserve Bank and the Mississippi Department of Banking and Consumer Finance, and was previously subject to the regulation of the OCC.
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
Debt Securities
Investments in debt securities are accounted for as follows:

Available-for-Sale Securities
Debt securities classified as available-for-sale ("AFS") are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity, until realized. Premiums and discounts are recognized in interest income using the interest method. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold. AFS securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to AFS securites reversed against interest income for the years ended December 31, 2022, 2021, and 2020.
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
Securities to be Held-to-Maturity
Debt securities classified as held-to-maturity ("HTM") are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Gain and losses on the sales are determined using the adjusted cost of the specific security sold. HTM securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to HTM securites reversed against interest income for the years ended December 31, 2022, 2021, and 2020. There were no held-to-maturity securities at December 31, 2021.
Allowance for Credit Losses – Held-to-Maturity Securities
On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“ASC 326”), which introduces guidance on reporting credit losses for assets held at amortized cost basis, including HTM debt securities. Management measures expected credit losses on HTM debt securities on a pooled basis. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained form external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities.
Expected credit losses on each security in the HTM portfolio that does not share common risk characteristics with any of the identified pools of debt securities are individually measured based on net realizable value, of the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security.
Loss forecasts for HTM debt securities utilize Moody's municipal and corporate database, based on a scenario-conditioned probability of default and loss rate platform. The core of the stressed default probabilities and loss rates is based on the methodological relationship between key macroeconomic risk factors and historical defaults over nearly 50 years. Loss forecasts for structured HTM securities utilize VeriBanc's Estimated CAMELS Rating and the Modified Texas Ratio for each piece of underlying collateral and are applied to Intex models for the underlying assets cashflow resulting in collateral cashflow forecasts. These securities are assumed not to share similar risk characteristics due to the heterogeneous nature of the underlying collateral. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the year ended December 31, 2022.
Accrued interest receivable is excluded from the estimate of credit losses for securities HTM.
Trading Account Securities
Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities at December 31, 2022 and 2021.
Equity Securities
Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. There were no equity securities at December 31, 2022 and 2021.
Other Securities
Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.
Shares of FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No other-than-temporary impairment was noted for the years ended December 31, 2022, 2021 and 2020.
Interest Income
Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. Interest accrued but not received for a security placed in nonaccrual is reversed against interest income.

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
Loans Held for Investment (LHFI)
LHFI that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the principal amount outstanding, net of the allowance for credit losses, unearned income, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan and is excluded from the estimate of credit losses. Interest income is accrued in the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method. Premiums and discounts on purchased loans not deemed purchase credit deteriorated are deferred and amortized as a level yield adjustment over the respective term of the loan.
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
Loans are generally placed on a nonaccrual status, and the accrual of interest on such loan is discontinued, when principal or interest is past due 90 days or when specifically determined to be impaired unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded in interest income. Past due status is determined based upon contractual terms. Loans are returned to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
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
Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure and, as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2022 and 2021, other real estate owned totaled $4.8 million and $2.6 million, respectively.
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
The change in goodwill during the year is as follows ($ in thousands):

	2022	2021	2020
Beginning of year	$156,663	$156,944	$158,572
Acquired goodwill	23,591	(281)	(1,628)
End of year	$180,254	$156,663	$156,944
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions and are amortized on a straight-line basis over a 10-year average life. Such assets are periodically evaluated as to the recoverability of carrying values. The definite-lived intangible assets had the following carrying values at December 31, 2022 and 2021:

($ in thousands)
2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$55,332	$(20,696)	$34,636

2021
Core deposit intangibles	$45,541	$(16,032)	$29,509
The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:
2020	$4,093
2021	4,137
2022	4,664

Amount
Estimated amortization expense for the year ending December 31:
2023	$5,189
2024	5,159
2025	5,144
2026	5,144
2027	4,811
Thereafter	9,189
Total amortization expense	$34,636
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
ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2022 and 2021, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.
Advertising Costs
Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020, was $393 thousand, $391 thousand, and $333 thousand, respectively.
Statements of Cash Flows
Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, federal funds sold, and collateral identified as "restricted cash" related to the Company's back-to-back SWAP transactions. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
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
The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations available to common stockholders ($ in thousands, except per share amount):

December 31, 2022	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common share	$62,919	22,023,595	$2.86
Effect of dilutive shares:
Restricted Stock	—	141,930
	$62,919	22,165,525	$2.84

December 31, 2021
Basic per common share	$64,167	21,017,189	$3.05
Effect of dilutive shares:
Restricted Stock	—	149,520
	$64,167	21,166,709	$3.03

December 31, 2020
Basic per common share	$52,505	20,718,544	$2.53
Effect of dilutive shares:
Restricted Stock	—	104,106
	$52,505	20,822,650	$2.52
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

Derivative Financial Instruments
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
Investment in Limited Partnership
The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $1.6 million at December 31, 2022 and $2.1 million at December 31, 2021, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2022, 2021 and 2020.
Reclassifications
Certain reclassifications have been made to the 2021 and 2020 financial statements to conform with the classifications used in 2022. These reclassifications did not impact the Company’s consolidated financial condition or results of operations.
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
New Accounting Standards That Have Not Yet Been Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (ASC 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848):

"Deferral of the Sunset Date of Topic 848." These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
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
In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. This ASU is effective for the Company after December 15, 2022. The Company is assessing ASU 2022-02 and its impact on the Company’s consolidated financial statements.
NOTE C - BUSINESS COMBINATIONS
The Company accounts for its business combinations using the acquisition method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the acquisition method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the straight-line method over their estimated useful lives of up to 10 years.
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
In connection with the acquisition of BBI, the Company recorded approximately $23.3 million of goodwill and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years. The Company also incurred $1.3 million of provision for credit losses on credit marks from the loans acquired from Beach Bank.
Expenses associated with the BBI acquisition were $3.6 million for the twelve months period ended December 31, 2022. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$101,470
Total purchase price	101,470
Identifiable assets:
Cash	$23,939
Investments	22,643
Loans	485,171
Other real estate	8,676
Bank owned life insurance	10,092
Core deposit intangible	9,791
Personal and real property	11,895
Deferred tax asset	27,075
Other assets	9,235
Total assets	608,517
Liabilities and equity:
Deposits	490,591
Borrowings	25,000
Other liabilities	14,772
Total liabilities	530,363
Net assets acquired	78,154
Goodwill	$23,316
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
Expenses associated with the branch acquisition of the Cadence Branches were $608 thousand and $1.4 million for the twelve months period ended December 31, 2022 and 2021, respectively. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred. The Company also incurred $370 thousand of provision for credit losses on credit marks from the loans acquired.
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
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction ($ in thousands):

	As Initially Reported	Measurement Period Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$359,916	$—	$359,916
Loans	40,262	—	40,262
Core deposit intangible	2,890	—	2,890
Personal and real property	9,675	—	9,675
Other assets	135	—	135
Total assets	412,878	—	412,878

Liabilities and equity:
Deposits	410,171	—	410,171
Other liabilities	407	(281)	126
Total liabilities	410,578	(281)	410,297
Net assets acquired	2,300	281	2,581
Consideration paid	1,000	—	1,000
Bargain purchase gain	$(1,300)	$(281)	$(1,581)
During the fourth quarter of 2022, the Company finalized its analysis and valuation adjustments have been made to other liabilities since initially reported.

Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2022 and 2021 as if the Cadence Branches and BBI acquisitions had occurred on January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	Pro Forma for the Year Ended December 31,
	2022	2021
	(unaudited)	(unaudited)
Net interest income	$188,480	$173,630
Non-interest income	41,828	43,902
Total revenue	230,308	217,532
Income before income taxes	90,619	85,609
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.
NOTE D - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of AFS securities and securities HTM at December 31, 2022 and 2021:

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasury	$135,752	$—	$11,898	$123,854
Obligations of U.S. government agencies and sponsored entities	163,054	3	18,688	144,369
Tax-exempt and taxable obligations of states and municipal subdivisions	519,190	598	61,931	457,857
Mortgage-backed securities - residential	341,272	11	42,041	299,242
Mortgage-backed securities - commercial	215,200	60	24,363	190,897
Corporate obligations	43,869	—	2,987	40,882
Total available-for-sale	$1,418,337	$672	$161,908	$1,257,101
Held-to-maturity:
U.S. Treasury	$109,631	$—	$5,175	$104,456
Obligations of U.S. government agencies and sponsored entities	33,789	—	2,153	31,636
Tax-exempt and taxable obligations of states and municipal subdivisions	247,467	4,525	13,699	238,293
Mortgage-backed securities - residential	156,119	—	17,479	138,640
Mortgage-backed securities - commercial	134,478	7	13,798	120,687
Corporate obligations	10,000	—	1,615	8,385
Total held-to-maturity	$691,484	$4,532	$53,919	$642,097

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasury	$135,889	$83	$814	$135,158
Obligations of U.S. government agencies and sponsored entities	182,877	1,238	1,094	183,021
Tax-exempt and taxable obligations of states and municipal subdivisions	698,861	12,452	2,811	708,502
Mortgage-backed securities - residential	410,269	4,123	3,425	410,967
Mortgage-backed securities - commercial	277,353	2,917	2,939	277,331
Corporate obligations	35,904	962	13	36,853
Total available-for-sale	$1,741,153	$21,775	$11,096	$1,751,832
The Company reassessed classification of certain investments and effective October 2022, the Company transferred $863 thousand of obligations of U.S. government agencies and sponsored entities, $1.2 million of mortgage -backed securities - commercial, and $137.5 million of tax-exempt and taxable obligations of states and municipal subdivisions from AFS to HTM securities. The securities were transferred at their amortized costs basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $36.8 million included in other comprehensive income remained in other comprehensive income, to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. There was no allowance for credit loss associated with the AFS securities that were transferred to HTM.
ACL on Securities
Securities Available-for-Sale
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
At December 31, 2022 and 2021, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $6.2 million and $6.8 million at December 31, 2022 and 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of December 31, 2022.

Securities Held to Maturity
At December 31, 2022, the potential credit loss exposure was $242 thousand and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded for the years ended December 31, 2022 and 2021.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $3.6 million and $0 at December 31, 2022 and 2021, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the years ended December 31, 2022 and 2021.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2022, aggregated by credit quality indicators.

($ in thousands)	December 31, 2022
Aaa	$467,736
Aa1/Aa2/Aa3	110,854
A1/A2	13,757
BBB	10,000
Not rated	89,137
Total	$691,484
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	December 31, 2022
Available-for-Sale	Amortized Cost	Fair Value
Within one year	$48,959	$47,812
One to five years	264,768	246,806
Five to ten years	358,442	314,217
Beyond ten years	189,695	158,126
Mortgage-backed securities: residential	341,273	299,242
Mortgage-backed securities: commercial	215,200	190,898
Total	$1,418,337	$1,257,101
Held-to-maturity
Within one year	$20,262	$20,096
One to five years	109,905	104,124
Five to ten years	47,855	43,459
Beyond ten years	222,865	215,091
Mortgage-backed securities: residential	156,119	138,640
Mortgage-backed securities: commercial	134,478	120,687
Total	$691,484	$642,097

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

($ in thousands)	2022	2021	2020
Gross gains	$82	$202	$289
Gross losses	164	59	8
Realized net (loss) gain	$(82)	$143	$281
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.031 billion and $889.5 million at December 31, 2022 and 2021, respectively.
The following table summarizes securities in an unrealized losses position for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021. There were no held-to-maturity securities at December 31, 2021. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

	2022
($ in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury	$4,563	$419	$119,292	$11,479	$123,855	$11,898
Obligations of U.S. government agencies and sponsored entities	34,254	2,293	109,431	16,395	143,685	18,688
Tax-exempt and taxable obligations of states and municipal subdivisions	275,202	31,152	159,508	30,779	434,710	61,931
Mortgage-backed securities - residential	76,125	4,970	222,274	37,071	298,399	42,041
Mortgage-backed securities - commercial	50,193	3,025	136,062	21,338	186,255	24,363
Corporate obligations	35,142	1,995	5,739	992	40,881	2,987
Total available-for-sale	$475,479	$43,854	$752,306	$118,054	$1,227,785	$161,908
Held-to-maturity:
U.S. Treasury	$104,457	$5,175	$—	$—	$104,457	$5,175
Obligations of U.S. government agencies and sponsored entities	31,636	2,153	—	—	31,636	2,153
Tax-exempt and taxable obligations of states and municipal subdivisions	127,628	13,583	15,303	116	142,931	13,699
Mortgage-backed securities - residential	138,639	17,479	—	—	138,639	17,479
Mortgage-backed securities - commercial	119,758	13,798	—	—	119,758	13,798
Corporate obligations	8,385	1,615	—	—	8,385	1,615
Total held-to-maturity	$530,503	$53,803	$15,303	$116	$545,806	$53,919

	2021
	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$130,098	$814	$—	$—	$130,098	$814
Obligations of U.S. government agencies and sponsored entities	121,402	933	5,254	161	126,656	1,094
Tax-exempt and taxable obligations of states and municipal subdivisions	249,430	2,692	3,692	119	253,122	2,811
Mortgage-backed securities: residential	284,183	3,228	8,912	197	293,095	3,425
Mortgage-backed securities: commercial	174,697	2,836	3,038	103	177,735	2,939
Corporate obligations	6,692	8	42	5	6,734	13
Total available-for-sale	$966,502	$10,511	$20,938	$585	$987,440	$11,096
At December 31, 2022 and December 31, 2021, the Company’s securities portfolio consisted of 1,265 and 304 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at December 31, 2022. The Company did not consider these investments to be other-than-temporarily impaired at December 31, 2021.
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
Consumer installment - Installment and other loans are all loans issued to individuals that are not for any purpose related to operation of a business, and not secured by real estate. Repayment on these loans is mostly dependent on personal income, which may be impacted by general economic conditions.

The composition of the loan portfolio as of December 31, 2022 and December 31, 2021, is summarized below:

($ in thousands)	December 31, 2022	December 31, 2021
Loans held for sale
Mortgage loans held for sale	$4,443	$7,678
Total LHFS	$4,443	$7,678

Loans held for investment
Commercial, financial and agriculture (1)	$536,192	$397,516
Commercial real estate	2,135,263	1,683,698
Consumer real estate	1,058,999	838,654
Consumer installment	43,703	39,685
Total loans	3,774,157	2,959,553
Less allowance for credit losses	(38,917)	(30,742)
Net LHFI	$3,735,240	$2,928,811
______________________________________
(1)Loan balance includes $710 thousand and $41.1 million in PPP loans as of December 31, 2022 and 2021, respectively.
Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At December 31, 2022 and 2021, accrued interest receivable for LHFI totaled $18.0 million and $16.4 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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
The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

	December 31, 2022
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$220	$—	$19	$—	$239	$536,192	$—
Commercial real estate	1,984	—	7,445	1,129	10,558	2,135,263	4,560
Consumer real estate	3,386	289	2,965	1,032	7,672	1,058,999	791
Consumer installment	173	—	1	—	174	43,703	—
Total	$5,763	$289	$10,430	$2,161	$18,643	$3,774,157	$5,351
______________________________________
(1)Total loan balance includes $710 thousand in PPP loans as of December 31, 2022.

	December 31, 2021
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$246	$—	$190	$—	$436	$397,516	$—
Commercial real estate	453	—	19,445	2,082	21,980	1,683,698	1,661
Consumer real estate	2,140	45	3,776	2,512	8,473	838,654	1,488
Consumer installment	121	—	7	1	129	39,685	—
Total	$2,960	$45	$23,418	$4,595	$31,018	$2,959,553	$3,149
______________________________________
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
As of December 31, 2022 and 2021, the amortized cost of the Company’s PCD loans totaled $24.0 million and $8.6 million, respectively, which had an estimated ACL of $1.7 million and $855 thousand, respectively.
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

December 31, 2020	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
($ in thousands)
Impaired loans with no related allowance:
Commercial, financial and agriculture	$—	$—	$—	$198	$—
Commercial real estate	5,884	6,087	—	11,433	47
Consumer real estate	712	758	—	790	5
Consumer installment	23	24	—	17	—
Total	$6,619	$6,869	$—	$12,438	$52

Impaired loans with a related allowance:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,186	$58
Commercial real estate	17,973	18,248	4,244	13,687	36
Consumer real estate	536	544	176	734	4
Consumer installment	26	26	14	86	—
Total	$20,776	$21,072	$5,669	$16,693	$98

Total impaired loans:
Commercial, financial and agriculture	$2,241	$2,254	$1,235	$2,384	$58
Commercial real estate	23,857	24,335	4,244	25,120	83
Consumer real estate	1,248	1,302	176	1,524	9
Consumer installment	49	50	14	103	—
Total Impaired Loans	$27,395	$27,941	$5,669	$29,131	$150
The cash basis interest earned in the chart above is materially the same as the interest recognized during impairment for the year ended December 31, 2020.
The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of twelve months for the year ended December 31, 2020, was $1.5 million. The Company had no loan commitments to borrowers in nonaccrual status at December 31, 2020.
Troubled Debt Restructurings
If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.
As of December 31, 2022, 2021, and 2020 the Company had TDRs totaling $21.8 million, $24.2 million, and $27.5 million, respectively. As of December 31, 2022, the Company had no additional amount committed on any loan classified as TDR. As of December 31, 2022 and 2021, TDRs had a related ACL of $841 thousand and $4.3 million, respectively, compared to a related allowance for loan loss of $4.1 million at December 31, 2020.

The following table presents LHFI by class modified as TDRs that occurred during the twelve months ended December 31, 2022, 2021, and 2020 ($ in thousands, except for number of loans).

December 31, 2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification	Interest Income Recognized
Consumer real estate	1	$134	$135	$7
Total	1	$134	$135	$7

December 31, 2021
Commercial, financial and agriculture	1	$38	$37	$4
Commercial real estate	5	5,151	4,890	230
Consumer real estate	4	222	187	5
Consumer installment	1	13	1	—
Total	11	$5,424	$5,115	$239

December 31, 2020
Commercial, financial and agriculture	1	$12	$9	$2
Commercial real estate	7	2,067	2,042	40
Consumer installment	1	1	1	—
Total	9	$2,080	$2,052	$42
The TDRs presented above increased the ACL $22 thousand and $1.6 million and increased the allowance for loan losses $127 thousand and resulted in no charge-offs for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2022, 2021, and 2020 ($ in thousands, except for number of loans).

	2022		2021		2020
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	—	$—	—	$—	4	$1,121
Consumer real estate	1	134	2	55	—	—
Total	1	$134	2	$55	4	$1,121
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $22 thousand and $21 thousand and the allowance for loan losses $81 thousand and resulted in no charge-offs for the years ended December 31, 2022, 2021, and 2020 respectively.

The following tables represents the Company’s TDRs at December 31, 2022 and 2021:

December 31, 2022
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
Commercial, financial and agriculture	$49	$—	$—	$—	$49
Commercial real estate	13,561	—	—	6,121	19,682
Consumer real estate	1,077	—	—	929	2,006
Consumer installment	14	—	—	—	14
Total	$14,701	$—	$—	$7,050	$21,751
Allowance for credit losses	$350	$—	$—	$491	$841

December 31, 2021
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
Commercial, financial and agriculture	$63	$—	$—	$107	$170
Commercial real estate	3,367	—	—	16,858	20,225
Consumer real estate	1,772	—	—	1,973	3,745
Consumer installment	18	—	—	—	18
Total	$5,220	$—	$—	$18,938	$24,158
Allowance for loan losses	$90	$—	$—	$4,217	$4,307
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of December 31, 2022 and 2021:

December 31, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$4,560	$4,560
Consumer real estate	998	998
Total	$5,558	$5,558

December 31, 2021
($ in thousands)	Real Property	Total
Commercial real estate	$1,712	$1,712
Consumer real estate	1,858	1,858
Total	$3,570	$3,570
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of December 31, 2022, these loans totaled $202.6 million, of which $100.1 million had been sold to other financial institutions and $102.5 million was purchased by the Company. As of December 31, 2021, these loans totaled $118.4 million, of which $77.8 million had been sold to other financial institutions and $40.6 million was purchased by the company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of December 31, 2022, and were generally updated within the prior year.
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at year ends December 31, 2022 and 2021 . Revolving loans converted to term as of year ended December 31, 2022 and 2021 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$181,761	$141,174	$55,690	$53,954	$43,441	$52,038	$181	$528,239
Special mention	380	5,188	1,664	—	—	412	—	7,644
Substandard	50	—	—	34	33	192	—	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$182,191	$146,362	$57,354	$53,988	$43,474	$52,642	$181	$536,192
Commercial real estate:
Risk Rating
Pass	$582,895	$436,661	$305,140	$217,626	$140,682	$368,185	$1,765	$2,052,954
Special mention	672	1,345	3,938	11,643	9,885	16,612	—	44,095
Substandard	50	2,830	908	1,694	4,797	27,935	—	38,214
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$583,617	$440,836	$309,986	$230,963	$155,364	$412,732	$1,765	$2,135,263
Consumer real estate:
Risk Rating
Pass	$325,853	$226,355	$136,052	$59,376	$51,515	$129,923	$112,278	$1,041,352
Special mention	—	—	—	—	823	3,846	—	4,669
Substandard	519	554	1,481	648	1,706	6,894	1,176	12,978
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$326,372	$226,909	$137,533	$60,024	$54,044	$140,663	$113,454	$1,058,999
Consumer installment:
Risk Rating
Pass	$18,925	$11,618	$5,031	$2,078	$832	$1,445	$3,725	$43,654
Special mention	—	—	—	—	—	—	—	—
Substandard	4	13	24	—	3	5	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$18,929	$11,631	$5,055	$2,078	$835	$1,450	$3,725	$43,703
Total
Pass	$1,109,434	$815,808	$501,913	$333,034	$236,470	$551,591	$117,949	$3,666,199
Special mention	1,052	6,533	5,602	11,643	10,708	20,870	—	56,408
Substandard	623	3,397	2,413	2,376	6,539	35,026	1,176	51,550
Doubtful	—	—	—	—	—	—	—	—
Total	$1,111,109	$825,738	$509,928	$347,053	$253,717	$607,487	$119,125	$3,774,157

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$152,798	$60,106	$52,802	$47,988	$22,083	$43,773	$178	$379,728
Special mention	—	255	749	90	481	29	—	1,604
Substandard	—	—	1,398	6,184	360	8,242	—	16,184
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$152,798	$60,361	$54,949	$54,262	$22,924	$52,044	$178	$397,516
Commercial real estate:
Risk Rating
Pass	$402,284	$313,288	$207,879	$177,943	$134,234	$332,588	$—	$1,568,216
Special mention	1,326	2,259	1,782	15,076	2,779	15,519	—	38,741
Substandard	3,904	3,189	1,931	17,147	18,814	31,756	—	76,741
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$407,514	$318,736	$211,592	$210,166	$155,827	$379,863	$—	$1,683,698
Consumer real estate:
Risk Rating
Pass	$243,340	$164,359	$70,465	$66,940	$51,988	$121,238	$98,444	$816,774
Special mention	—	—	331	26	1,746	1,949	—	4,052
Substandard	444	532	1,280	3,410	1,288	9,241	1,633	17,828
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$243,784	$164,891	$72,076	$70,376	$55,022	$132,428	$100,077	$838,654
Consumer installment:
Risk Rating
Pass	$17,980	$9,245	$4,222	$1,645	$1,088	$1,758	$3,697	$39,635
Special mention	—	—	—	—	1	—	—	1
Substandard	—	26	3	5	8	7	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$17,980	$9,271	$4,225	$1,650	$1,097	$1,765	$3,697	$39,685
Total
Pass	$816,402	$546,998	$335,368	$294,516	$209,393	$499,357	$102,319	$2,804,353
Special mention	1,326	2,514	2,862	15,192	5,007	17,497	—	44,398
Substandard	4,348	3,747	4,612	26,746	20,470	49,246	1,633	110,802
Doubtful	—	—	—	—	—	—	—	—
Total	$822,076	$553,259	$342,842	$336,454	$234,870	$566,100	$103,952	$2,959,553

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
The LGD calculation is based on actual losses (charge-offs, net recoveries) at a loan level experienced over the entire lookback period aggregated to get a total for each segment of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. Defaults occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event. If there is not a minimum of five past defaults in a loan segment, or less than 15.0% calculated LGD rate, or the total balance at default is less than 1.0% of the balance in the respective call code as of the model run date, a proxy index is used. This index is proprietary to the Company’s ACL modeling vendor derived from loss data of other client institutions similar in organization structure to the Company. The vendor also provides a “crisis” index derived from loss data between the post-recessionary years of 2008-2013 that the Company uses.

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
The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022 and the allowance for loan losses for the year ended December 31, 2021:

	December 31, 2022
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	688	1,742	2,786	134	5,350
Loans charged-off	(259)	(72)	(204)	(683)	(1,218)
Recoveries	433	591	1,015	701	2,740
Total ending allowance balance	$6,349	$20,389	$11,599	$580	$38,917

	December 31, 2021
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on
non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on
PCD loans	166	575	372	2	1,115
Provision for credit losses (1)	1,041	(100)	(2,314)	(83)	(1,456)
Loans charged-off	(1,662)	(3,523)	(473)	(555)	(6,213)
Recoveries	433	888	311	562	2,194
Total ending allowance balance	$4,873	$17,552	$7,889	$428	$30,742

(1)
The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Branches loans acquired for the year ended December 31, 2022.

The Company recorded a $5.4 million, provision for credit losses for the year ended December 31, 2022, compared to $1.5 million, negative provision for credit losses for the year ended December 31, 2021. The 2022 provision for credit losses includes $3.9 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments. A $1.3 million initial allowance was recorded on PCD loans acquired in the BBI merger. The negative provision for 2021 was composed of a $1.5 million decrease in the ACL for LHFI, net of $370 thousand provision for credit marks on the Cadence Branches loans acquired. The negative provision for credit losses in 2021 was primarily due to the improved macroeconomic outlook for 2021.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of December 31, 2022 and 2021. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation ($ in thousands).

	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2022
LHFI
Individually evaluated	$—	$4,560	$998	$—	$5,558
Collectively evaluated	536,192	2,130,703	1,058,001	43,703	3,768,599
Total	$536,192	$2,135,263	$1,058,999	$43,703	$3,774,157

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	6,349	20,389	11,594	580	38,912
Total	$6,349	$20,389	$11,599	$580	$38,917

	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2021
LHFI
Individually evaluated	$—	$1,712	$1,858	$—	$3,570
Collectively evaluated	397,516	1,681,986	836,796	39,685	2,955,983
Total	$397,516	$1,683,698	$838,654	$39,685	$2,959,553

Allowance for Loan Losses
Individually evaluated	$—	$4	$2	$—	$6
Collectively evaluated	4,873	17,548	7,887	428	30,736
Total	$4,873	$17,552	$7,889	$428	$30,742
NOTE F - PREMISES AND EQUIPMENT
Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2022	2021
Premises:
Land	$40,846	$37,939
Buildings and improvements	100,830	89,165
Equipment	32,486	28,978
Construction in progress	6,447	1,357
	180,609	157,439
Less accumulated depreciation and amortization	37,091	31,480
Total	$143,518	$125,959
The amounts charged to operating expense for depreciation were $5.7 million, $5.4 million and $4.9 million in 2022, 2021 and 2020, respectively.

NOTE G - DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2022 and 2021, were $146.6 million and $141.5 million, respectively.
At December 31, 2022, the scheduled maturities of time deposits included in interest-bearing deposits were as follows ($ in thousands):

Year	Amount
2023	$558,195
2024	119,361
2025	18,492
2026	12,699
2027	9,257
Thereafter	8,391
Total	$726,395
NOTE H - BORROWED FUNDS
At December 31, 2022 and 2021, borrowed funds consisted of the following ($ in thousands):

	2022	2021
FHLB advances	$130,100	$—
Total	$130,100	$—
In 2022, each advance from the FHLB was payable at its maturity date, with a prepayment penalty for fixed rate advances. Interest was payable monthly at rates ranging from 4.55% to 4.58% Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. In 2022, advances due to the FHLB were collateralized by $3.651 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.679 billion and $1.478 billion at December 31, 2022 and 2021, respectively.
Payments over the next five years are as follows ($ in thousands):

2023	$130,100
2024	—
2025	—
2026	—
2027	—
NOTE I – LEASE OBLIGATIONS
The Company enters into leases in the normal course of business primarily for financial centers, back office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 9 years.
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
The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets:
Operating leases	$7,620	$4,095
Finance leases, net of accumulated depreciation	1,930	2,394
Total right-of-use assets	$9,550	$6,489

Lease liabilities:
Operating lease	$7,810	$4,192
Finance lease	1,918	2,094
Total lease liabilities	$9,728	$6,286

Weighted average remaining lease term
Operating leases	7.5 years	4.0 years
Finance leases	8.9 years	9.9 years

Weighted average discount rate
Operating leases	1.8%	2.4%
Finance leases	2.2%	2.2%
The table below summarizes our net lease costs ($ in thousands):

	December 31,
	2022	2021	2020
Operating lease cost	$1,464	$1,657	$1,763
Finance lease cost:
Interest on lease liabilities	44	7	7
Amortization of right-of-use	464	263	183
Net lease cost	$1,972	$1,927	$1,953

The table below summarizes the maturity of remaining lease liabilities at December 31, 2022 ($ in thousands):

	December 31, 2022
	Operating Leases	Finance Leases

2023	$1,418	$220
2024	1,240	220
2025	1,104	220
2026	887	222
2027	696	252
Thereafter	2,751	986
Total lease payments	8,096	2,120
Less: Interest	(286)	(202)
Present value of lease liabilities	$7,810	$1,918
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
Management believes, as of December 31, 2022, that the Company met all capital adequacy requirements to which they are subject. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more.

The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2022 and 2021 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure ($ in thousands).

December 31, 2022	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$753,708	16.7%	$739,616	16.4%
Common equity Tier 1	570,660	12.7%	701,099	15.6%
Tier 1 risk-based	586,068	13.0%	701,099	15.6%
Tier 1 leverage	586,068	9.3%	701,099	11.1%

December 31, 2021	Amount	Ratio	Amount	Ratio
Total risk-based	$662,658	18.6%	$618,472	17.4%
Common equity Tier 1	488,290	13.7%	588,334	16.6%
Tier 1 risk-based	503,644	14.1%	588,334	16.6%
Tier 1 leverage	503,644	9.2%	588,334	10.8%
The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2022, and 2021, were as follows ($ in thousands):

December 31, 2022	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$360,597	8.0%	$360,071	8.0%
Common equity Tier 1	202,836	4.5%	202,540	4.5%
Tier 1 risk-based	270,447	6.0%	270,053	6.0%
Tier 1 leverage	180,298	4.0%	180,035	4.0%

December 31, 2021	Amount	Ratio	Amount	Ratio
Total risk-based	$285,049	8.0%	$284,209	8.0%
Common equity Tier 1	160,340	4.5%	159,868	4.5%
Tier 1 risk-based	213,787	6.0%	213,157	6.0%
Tier 1 leverage	142,524	4.0%	142,105	4.0%
The principal sources of funds to the Company to pay dividends are the dividends received from the Bank. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2022, the Bank had available $172.0 million to pay dividends.

NOTE K - INCOME TAXES
The components of income tax expense are as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$12,071	$12,546	$11,270
State	2,759	2,630	2,308
Deferred	940	1,739	(3,015)
Total income tax expense	$15,770	$16,915	$10,563
The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$16,525	21%	$17,027	21%	$13,244	21%
Tax-exempt income, net	(2,369)	(3)%	(1,692)	(2)%	(1,868)	(2)%
Bargain purchase gain	—	—%	—	—%	(1,645)	(3)%
Nondeductible expenses	391	—%	29	—%	188	—%
State income tax, net of federal tax effect	2,251	3%	2,299	3%	1,600	3%
Federal tax credits, net	(715)	(1)%	(715)	(1)%	(715)	(1)%
Other, net	(313)	—%	(33)	—%	(241)	(1)%
	$15,770	17%	$16,915	17%	$10,563	17%

The components of deferred income taxes included in the consolidated financial statements were as follows ($ in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$9,581	$7,566
Net operating loss carryover	24,531	2,109
Nonaccrual loan interest	600	1,447
Other real estate	894	247
Deferred compensation	1,205	1,267
Loan purchase accounting	2,554	966
Unrealized loss on available-for-sale securities	48,738	—
Lease liability	2,395	1,547
Other	3,299	2,421
	93,797	17,570
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	—	(2,702)
Securities	(627)	(778)
Premises and equipment	(6,588)	(7,637)
Core deposit intangible	(7,628)	(6,255)
Goodwill	(2,388)	(2,121)
Right-of-use asset	(2,517)	(1,702)
Other	(596)	(485)
	(20,344)	(21,680)
Net deferred tax asset/(liability), included in other assets/(liabilities)	$73,453	$(4,110)
With the acquisition of Baldwin Bancshares, Inc. in 2013, BCB Holding Company, Inc. in 2014, Gulf Coast Community Bank in 2017, Sunshine Financial, Inc. in 2018, and FPB Financial Corp. in 2019, SWG in 2020, and BBI in 2022 the Company assumed federal tax net operating loss carryovers. $200.2 million of net operating losses remain available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.
The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2022, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2018.
NOTE L - EMPLOYEE BENEFITS
The Company and the Bank provide a deferred compensation arrangement (401k plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $1.2 million in 2022, $1.1 million in 2021, and $990 thousand in 2020.
The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2022, the ESOP held 5,728 shares valued at $183 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $33 thousand for 2022, $3 thousand for 2021, and $26 thousand for 2020.

In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, are accrued by the Company and included in other liabilities in the Consolidated Balance Sheets. The SERP balance at December 31, 2022 and 2021 was $3.7 million and $2.7 million, respectively. The Company accrued to expense $945 thousand for 2022, $945 thousand for 2021, and $676 thousand for 2020 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.
Upon the acquisition of Iberville Bank, Southwest Banc Shares, Inc., FMB Banking Corporation, and SWG, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2022, the total liability of the deferred compensation agreements was $833 thousand, $1.1 million, $2.8 million, and $353 thousand, respectively. Deferred compensation expense totaled $21 thousand, $46 thousand, $190 thousand, and $19 thousand, respectively for 2022.
NOTE M - STOCK PLANS
In 2007, the Company adopted the 2007 Stock Incentive Plan. The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share. In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. In 2021, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,115,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 384,955 at year-end 2022, and 129,950 and 93,578 shares were issued in 2022 and 2021, respectively.
A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2022	314,310	$30.58
Granted	129,950
Vested	(77,704)
Forfeited	(2,500)
Nonvested at December 31, 2022	364,056	$31.88
As of December 31, 2022, there was $6.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs is expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $3.2 million, and $3.2 million.
Compensation cost in the amount of $2.4 million was recognized for the year ended December 31, 2022, $3.1 million was recognized for the year ended December 31, 2021 and $2.4 million for the year ended December 31, 2020. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).
In 2022, as part of the BBI acquisition, the Company assumed outstanding options previously granted by BBI under the BBI 2018 Stock Option Plan ("legacy BBI options"). In connection with the assumption of the legacy BBI options, the Company reserved for issuance 310,427 shares of common stock to be issued upon exercise of such options. These options had a weighted average exercise price of $29.23 and were fully vested upon acquisition.
NOTE N - SUBORDINATED DEBT
Debentures
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 ("Trust 2"). The Company owns all of the common equity of Trust 2, and the debentures are the sole asset of Trust 2. Trust 2 issued $4,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2's obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three month London Interbank Offer Rate (LIBOR) plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 ("Trust 3"). The Company owns all of the common equity of Trust 3, and the debentures are the sole asset of Trust 3. The Trust 3 issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 3's obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
In 2018, as the result of the acquisition of FMB Banking Corporation ("FMB"), the Company became the successor to FMB’s obligations in respect of $6,186,000 of floating rate junior subordinated debentures issued to FMB Capital Trust 1 ("FMB Trust"). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6,000,000 of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three month LIBOR plus 2.85% and is payable quarterly.
In accordance with the provisions of ASC Topic 810, Consolidation, the Trust 2, Trust 3, and FMB Trust are not included in the consolidated financial statements.
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
On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030. The Notes are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term SOFR plus 412.6 basis points, payable quarterly in arrears). As provided in the Notes, under specified conditions the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the

Notes, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes at any time in whole upon certain other specified events.
The Company had $145.0 million of subordinated debt, net of deferred issuance costs $1.9 million and unamortized fair value mark $593 thousand, at December 31, 2022, compared to $144.7 million, net of deferred issuance costs $2.1 million and unamortized fair value mark $646 thousand, at December 31, 2021.
NOTE O - TREASURY STOCK
Shares held in treasury totaled 1,249,607 at December 31, 2022, 649,607 at December 31, 2021 and 483,984 at December 31, 2020.
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
On December 16, 2020, the Company announced that its Board of Directors has authorized a share repurchase program (the “2021 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock. Under the program, the Company could, but was not required to, from time to time repurchase up $30 million of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was be determined by management at is discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2021 Repurchase Program expired on December 31, 2021. The Company repurchased 165,623 shares in 2021 pursuant to the 2021 Repurchase Program.
On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021. Under the renewed 2021 Repurchase Program, the Company could repurchase up to an aggregate of $30 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount. The Company repurchased 600,000 shares under the 2021 Repurchase Program in the first quarter of 2022.
On March 9, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2022 calendar year. Under the program, the Company could, but was not required to, from time to time repurchase up $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2022 Repurchase Program had an expiration date of December 31, 2022.
On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program will have an expiration date of December 31, 2023.

NOTE P - RELATED PARTY TRANSACTIONS
In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $28.3 million and $21.9 million at December 31, 2022 and 2021, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2022, is summarized as follows ($ in thousands):

Loans outstanding at beginning of year	$21,855
Advances/new loans	7,487
Removed/payments	(1,004)
Loans outstanding at end of year	$28,338
Deposits from principal officers, directors, and their affiliates at year-end 2022 and 2021 were $16.8 million and $14.8 million.
NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK
In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, overdraft protection, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the two years ended December 31, 2022, nor are any significant losses as a result of these transactions anticipated.
The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2022		2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$43,227	$15,758	$80,760	$23,946
Unused lines of credit	243,043	404,025	213,332	309,791
Standby letters of credit	4,260	9,909	2,586	9,737
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet for the years ended December 31, 2022 and 2021. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	2022	2021
Balance at beginning of period	$1,070	$—
Adoption of ASU 326	—	718
Credit loss expense related to OBSC exposures	255	352
Balance at end of period	$1,325	$1,070
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures. The Company recorded $255 thousand and $352 thousand to the provision for credit losses OBSC exposures for the years ended December 31, 2022 and 2021, respectively.
No credit loss estimate is reported for OBSC exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation on the arrangement.
The Company currently has 87 full service banking and financial service offices, one motor bank facility and two loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2022, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
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
Level 1:Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2:Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.
Level 3:Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.
Debt Securities - The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using the discounted cash flow or other market indicators (Level 3).
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
Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. As, such we classify those loans subjected to nonrecurring fair value adjustments as Level 2 of the fair value hierarchy.
Interest Rate Swaps - The Company offers interest rate swaps to certain commercial loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable to fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing the contract or fixed interest payments for the customer. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rates swaps is classified within Level 2 of the fair value hierarchy.
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
The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2022 and 2021:

December 31, 2022	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$123,854	$123,854	$—	$—
Obligations of U.S. government agencies and sponsored entities	144,369	—	144,369	—
Municipal securities	457,857	—	442,740	15,117
Mortgage-backed Securities	490,139	—	490,139	—
Corporate obligations	40,882	—	40,851	31
Total investment securities available-for-sale	$1,257,101	$123,854	$1,118,099	$15,148
Loans held for sale	4,443	—	4,443	—
Interest rate swaps	$12,825	$—	$12,825	$—
Liabilities:
Interest rate swaps	$12,825	$—	$12,825	$—

December 31, 2021	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$135,158	$135,158	$—	$—
Obligations of U.S. government agencies and sponsored entities	183,021	—	183,021	—
Municipal securities	708,502	—	688,379	20,123
Mortgage-backed securities	688,298	—	688,298	—
Corporate obligations	36,853	—	36,810	43
Total investment securities available-for-sale	$1,751,832	$135,158	$1,596,508	$20,166
Loans held for sale	$7,678	$—	$7,678	$—

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information:

	Bank-Issued Trust Preferred Securities
($ in thousands)	2022	2021
Balance, January 1	$43	$235
Paydowns	(12)	(215)
Gain included in income	—	27
Unrealized (loss) included in comprehensive income	—	(4)
Balance, December 31	$31	$43

	Municipal Securities
($ in thousands)	2022	2021
Balance, January 1	$20,123	$20,126
Purchases	—	6,019
Maturities, calls and paydowns	(2,328)	(5,457)
Unrealized (loss) gain included in comprehensive income	(2,678)	(565)
Balance, December 31	$15,117	$20,123
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2022 and 2021. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2022	$31	Discounted cash flow	Discount rate	6.98% - 7.19%
December 31, 2021	$43	Discounted cash flow	Discount rate	2.35% - 2.47%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2022	$15,117	Discounted cash flow	Discount rate	3.00% - 4.00%
December 31, 2021	$20,123	Discounted cash flow	Discount rate	0.50% - 1.90%
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

Other Real Estate Owned
Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2022, amounted to $4.8 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2022 and 2021:

	Fair Value Measurements Using
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Collateral dependent loans	$5,552	$—	$—	$5,552
Other real estate owned	4,832	—	—	4,832

December 31, 2021
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	2,565	—	—	2,565

Estimated fair values for the Company's financial instruments are as follows, as of the dated noted:

	Fair Value Measurements
December 31, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$145,315	$145,315	$145,315	$—	$—
Securities available-for-sale	1,257,101	1,257,101	123,854	1,118,099	15,148
Securities held-to-maturity	691,484	642,097	—	642,097	—
Loans held for sale	4,443	4,443	—	4,443	—
Loans, net	3,735,240	3,681,313	—	—	3,681,313
Accrued interest receivable	27,723	27,723	—	9,757	17,966
Interest rate swaps	12,825	12,825	—	12,825	—

Liabilities:
Non-interest-bearing deposits	$1,630,203	$1,630,203	$—	$1,630,203	$—
Interest-bearing deposits	3,864,201	3,505,990	—	3,505,990	—
Subordinated debentures	145,027	133,816	—	—	133,816
FHLB and other borrowings	130,100	130,100	—	130,100	—
Accrued interest payable	3,324	3,324	—	3,324	—
Interest rate swaps	12,825	12,825	—	12,825	—

	Fair Value Measurements
December 31, 2021	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$919,713	$919,713	$919,713	$—	$—
Securities available-for-sale	1,751,832	1,751,832	135,158	1,596,508	20,166
Loans held for sale	7,678	7,678	—	7,678	—
Loans, net	2,928,811	2,956,278	—	—	2,956,278
Accrued interest receivable	23,256	23,256	—	6,838	16,418

Liabilities:
Non-interest-bearing deposits	$756,118	$756,118	$—	$756,118	$—
Interest-bearing deposits	4,470,666	4,431,771	—	4,431,771	—
Subordinated debentures	144,726	156,952	—	—	156,952
Accrued interest payable	1,711	1,711	—	1,711	—
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
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2022, 2021, and 2020. Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2022
Revenue by Operating Segments	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
($ in thousands)
Non-interest income
Service charges on deposits
Overdraft fees	$4,023	$93	$—	$4,116
Other	8,679	—	—	8,679
Interchange income	12,702	—	—	12,702
Investment brokerage fees	1,566	—	—	1,566
Net gains on OREO	214	—	—	214
Net losses on sales of securities (1)	(82)	—	—	(82)
Gain on acquisition	281	—	—	281
Loss on premises and equipment	(116)	—	—	(116)
Other	2,724	4,210	2,667	9,601
Total non-interest income	$29,991	$4,303	$2,667	$36,961

	Year Ended December 31, 2021
Revenue by Operating Segments	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
($ in thousands)
Non-interest income
Service charges on deposits
Overdraft fees	$3,122	$—	$—	$3,122
Other	4,140	2	—	4,142
Interchange income	11,562	—	—	11,562
Investment brokerage fees	1,349	—	—	1,349
Net (losses) on OREO	(300)	—	—	(300)
Net gains on sales of securities (1)	143	—	—	143
Gain on acquisition	1,300	—	—	1,300
Loss on premises and equipment	(264)	—	—	(264)
Other	7,487	8,821	111	16,419
Total non-interest income	$28,539	$8,823	$111	$37,473

	Year Ended December 31, 2020
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
($ in thousands)
Non-interest income
Service charges on deposits
Overdraft fees	$3,218	$—	$—	$3,218
Other	3,993	2	—	3,995
Interchange income	9,433	—	—	9,433
Investment brokerage fees	932	—	—	932
Net gains (losses) on OREO	(537)	—	—	(537)
Net gains on sales of securities (1)	281	—	—	281
Gain on acquisition	7,835	—	—	7,835
Gain on premises and equipment	443	—	—	443
Other	4,940	10,444	892	16,276
Total non-interest income	$30,538	$10,446	$892	$41,876
___________________________________
(1)Not within scope of ASC 606.

NOTE T - PARENT COMPANY FINANCIAL INFORMATION
The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follows:
Condensed Balance Sheets

	December 31,
($ in thousands)	2022	2021
Assets:
Cash and cash equivalents	$9,843	$34,731
Investment in subsidiary bank	778,885	776,215
Investments in statutory trusts	496	496
Bank owned life insurance	333	3,818
Other	3,962	6,187
	$793,519	$821,447
Liabilities and Stockholders’ Equity:
Subordinated debentures	$145,027	$144,726
Borrowed funds	—	—
Other	1,830	549
Stockholders’ equity	646,663	676,172
	$793,519	$821,447
Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Income:
Interest and dividends	$17	$10	$20
Dividend income	16,000	—	18,526
Other	2,667	111	892
	18,684	121	19,438
Expenses:
Interest on borrowed funds	7,492	7,375	5,593
Legal and professional	593	941	1,014
Other	7,498	4,828	4,361
	15,583	13,144	10,968
Income (loss) before income taxes and equity in undistributed income of subsidiary	3,101	(13,023)	8,470
Income tax benefit	3,263	3,295	2,545
Income (loss) before equity in undistributed income of subsidiary	6,364	(9,728)	11,015
Equity in undistributed income of subsidiary	56,555	73,895	41,490

Net income	$62,919	$64,167	$52,505

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$62,919	$64,167	$52,505
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(56,555)	(73,895)	(41,490)
Restricted stock expense	2,425	3,100	2,352
Other, net	6,255	(3,343)	329
Net cash (used in) provided by operating activities	15,044	(9,970)	13,696

Cash flows from investing activities:
Investment in bank	(1,300)	—	—
Other, net	290	—	1,726
Net cash (used in) provided by investing activities	(1,010)	—	1,726

Cash flows from financing activities:
Dividends paid on common stock	(16,275)	(11,991)	(8,589)
Repurchase of restricted stock for payment of taxes	(683)	(721)	(494)
Common stock repurchased	(22,180)	(5,171)	(8,067)
Repayment of borrowed funds	—	(4,647)	(707)
Issuance of subordinated debt	—	—	63,725
Other, net	216	—	—
Net cash (used in) provided by financing activities	(38,922)	(22,530)	45,868

Net (decrease) increase in cash and cash equivalents	(24,888)	(32,500)	61,290
Cash and cash equivalents at beginning of year	34,731	67,231	5,941

Cash and cash equivalents at end of year	$9,843	$34,731	$67,231

NOTE U - OPERATING SEGMENTS
The Company is considered to have three principal business segments in 2022, 2021, and 2020, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

	Year Ended December 31, 2022
($ in thousands)	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$199,937	$439	$17	$200,393
Interest expense	14,979	106	7,492	22,577
Net interest income (loss)	184,958	333	(7,475)	177,816
Provision (credit) for credit losses	5,605	—	—	5,605
Net interest income (loss) after provision for loan losses	179,353	333	(7,475)	172,211
Non-interest income	29,991	4,303	2,667	36,961
Non-interest expense	116,899	5,493	8,091	130,483
Income (loss) before income taxes	92,445	(857)	(12,899)	78,689
Income tax (benefit) expense	19,250	(217)	(3,263)	15,770
Net income (loss)	$73,195	$(640)	$(9,636)	$62,919

Total Assets	$6,428,889	$18,194	$14,634	$6,461,717
Net Loans	3,734,659	5,024	—	3,739,683

	Year Ended December 31, 2021
($ in thousands)	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$176,153	$582	$10	$176,745
Interest expense	12,166	140	7,375	19,681
Net interest income (loss)	163,987	442	(7,365)	157,064
Provision (credit) for loan losses	(1,104)	—	—	(1,104)
Net interest income (loss) after provision for loan losses	165,091	442	(7,365)	158,168
Non-interest income	28,539	8,823	111	37,473
Non-interest expense	103,430	5,361	5,768	114,559
Income (loss) before income taxes	90,200	3,904	(13,022)	81,082
Income tax (benefit) expense	19,222	988	(3,295)	16,915
Net income (loss)	$70,978	$2,916	$(9,727)	$64,167

Total Assets	$6,015,664	$16,519	$45,231	$6,077,414
Net Loans	2,929,995	6,494	—	2,936,489

	Year Ended December 31, 2020
($ in thousands)	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$178,462	$866	$20	$179,348
Interest expense	20,801	270	5,593	26,664
Net interest income (loss)	157,661	596	(5,573)	152,684
Provision (credit) for loan losses	25,076	75	—	25,151
Net interest income (loss) after provision for loan losses	132,585	521	(5,573)	127,533
Non-interest income	30,538	10,446	892	41,876
Non-interest expense	95,370	5,596	5,375	106,341
Income (loss) before income taxes	67,753	5,371	(10,056)	63,068
Income tax (benefit) expense	11,749	1,359	(2,545)	10,563
Net income (loss)	$56,004	$4,012	$(7,511)	$52,505

Total Assets	$5,044,647	$33,525	$74,588	$5,152,760
Net Loans	3,099,675	9,615	—	3,109,290

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2022
Total interest income	$42,741	$45,847	$53,874	$57,931
Total interest expense	4,102	3,746	4,726	10,003
Net interest income	$38,639	$42,101	$49,148	$47,928
Provision for credit losses	—	600	4,300	705
Net interest income after provision for credit losses	38,639	41,501	44,848	47,223
Total non-interest income	11,157	8,664	9,022	8,118
Total non-interest expense	28,590	30,955	35,903	35,035
Income tax expense	4,377	3,457	3,924	4,012
Net income available to common stockholders	$16,829	$15,753	$14,043	$16,294
Per common share:
Net income, basic	$0.81	$0.77	$0.61	$0.68
Net income, diluted	0.81	0.76	0.61	0.67
Cash dividends declared	0.17	0.18	0.19	0.20

2021
Total interest income	$45,187	$43,238	$44,435	$43,885
Total interest expense	5,958	5,188	4,407	4,128
Net interest income	$39,229	$38,050	$40,028	$39,757
Provision for credit losses	—	—	—	(1,104)
Net interest income after provision for credit losses	39,229	38,050	40,028	40,861
Total non-interest income	9,472	8,822	9,586	9,593
Total non-interest expense	27,264	27,452	29,053	30,790
Income tax expense	4,793	3,820	4,429	3,873
Net income available to common stockholders	$16,644	$15,600	$16,132	$15,791
Per common share:
Net income, basic	$0.79	$0.74	$0.77	$0.75
Net income, diluted	0.79	0.74	0.76	0.75
Cash dividends declared	0.13	0.14	0.15	0.16

2020
Total interest income	$41,598	$45,799	$46,338	$45,613
Total interest expense	7,533	6,619	6,365	6,147
Net interest income	$34,065	$39,180	$39,973	$39,466
Provision for loan losses	7,102	7,606	6,921	3,522
Net interest income after provision for loan losses	26,963	31,574	33,052	35,944
Total non-interest income	6,474	15,680	8,794	10,928
Total non-interest expense	23,439	28,070	26,936	27,896
Income tax expense	1,687	2,241	2,993	3,642
Net income available to common stockholders	$8,311	$16,943	$11,917	$15,334
Per common share:
Net income, basic	$0.44	$0.79	$0.56	$0.72
Net income, diluted	0.44	0.79	0.55	0.72
Cash dividends declared	0.10	0.10	0.10	0.12

NOTE W - DERIVATIVE FINANCIAL INSTRUMENTS
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

The following table provides outstanding interest rate swaps at December 31, 2022.

($ in thousands)	December 31, 2022
Notional amount	$328,756
Weighted average pay rate	4.6%
Weighted average receive rate	4.3%
Weighted average maturity in years	6.11

The following table provides the fair value of interest rate swap contracts at December 31, 2022 included in other assets and other liabilities.

($ in thousands)	December 31, 2022
	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$12,825	12,825

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At December 31, 2022, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the year ended December 31, 2022, net swap spread income included in other income was $193 thousand.

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
NOTE X – SUBSEQUENT EVENTS/OTHER
Heritage Southeast Bank
On January 1, 2023, the Company completed the acquisition of HSBI, and immediately thereafter merged with and into the Company. The Company paid a total consideration of approximately $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included approximately 6,920,909 shares of the Company's common stock, and approximately $16 thousand in cash in lieu of fractional shares. At December 31, 2022, HSBI had approximately $1.579 billion in assets, $1.191 billion in loans, and $1.394 billion in deposits. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the HSBI acquisition. Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of the HSBI acquisition. The Company expects to finalize its analysis of the HSBI acquired assets and assumed liabilities in this transaction within one year of the acquisition.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
As permitted by SEC guidance, management has excluded the operations of the BBI acquisition from the scope of management’s report on internal control over financial reporting. BBI was acquired during the year ended December 31, 2022. For the year ended December 31, 2022, BBI represented approximately 9.4% of total consolidated assets.
This Annual Report on Form 10-K contains an audit report of FORVIS, LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2022 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi
Opinion on the Internal Control over Financial Reporting
We have audited The First Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021 and for each of the years in the two-year period ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Beach Bancorp, Inc. acquired on August 1, 2022. We have also excluded Beach Bancorp, Inc. from the scope of our audit of internal control over financial reporting. Beach Bancorp, Inc. represented approximately 9.4 percent of consolidated total assets as of December 31, 2022.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly BKD, LLP)
Jackson, Mississippi
March 1, 2023
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 25, 2023, which proxy materials will be filed with the SEC on or about April 12, 2023.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 25, 2023, which proxy materials will be filed with the SEC on or about April 12, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 25, 2023, which proxy materials will be filed with the SEC on or about April 12, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 25, 2023, which proxy materials will be filed with the SEC on or about April 12, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 25, 2023, which proxy materials will be filed with the SEC on or about April 12, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.The following consolidated financial statements of The First Bancshares, Inc. and subsidiaries are incorporated as part of this Report under Item 8 – Financial Statements and Supplementary Data.
2.Consolidated Financial Statement Schedules:
All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.
3.Exhibits required to be filed by Item 601 of Regulation S-K, by Item 15(b) are listed below.
(b)Exhibits:
All other financial statements and schedules are omitted as the required information is inapplicable or the required information is presented in the consolidated financial statements or related notes.
(a)3. Exhibits:

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

2.9
Agreement and Plan of Merger, dated as of April 26, 2022, by and between The Fist Bancshares, Inc. and Beach Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on May 2, 2022).

2.10
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

10.19	Beach Community Bank 2018 Stock Option Plan (incorporated by reference to Exhibit 99.1 of The First Bancshares' Registration Statement No. 333-266436 on Form S-8 filed on August 1, 2022).
21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of FORVIS, LLP (Formerly BKD, LLP.)*

23.2	Consent of Crowe LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.
**Furnished herewith.
+ Denotes management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 1, 2023	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board

Date: March 1, 2023	By:	/s/ Dee Dee Lowery
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

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director	March 01, 2023
/s/ Rodney D. Bennett	Director	March 01, 2023
/s/ David W. Bomboy	Director	March 01, 2023
/s/ Jonathan A. Levy	Director	March 01, 2023
/s/ Charles R. Lightsey	Director	March 01, 2023
/s/ Fred McMurry	Director	March 01, 2023
/s/ Thomas E. Mitchell	Director	March 01, 2023
/s/ Renee Moore	Director	March 01, 2023
/s/ Ted E. Parker	Lead Director	March 01, 2023
/s/ J. Douglas Seidenburg	Director	March 01, 2023
/s/ Andrew D. Stetelman	Director	March 01, 2023
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President, Director, and Chairman of	March 01, 2023
the Board (Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer	March 01, 2023
(Principal Financial and Accounting Officer)