Form 10-Q
period 2023-03-31
FIRST BANCSHARES INC /MS/
filed 2023-05-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Common stock, $1.00 par value, 32,301,491 shares issued and 31,051,884 outstanding as of May 3, 2023.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$106,586	$67,176
Interest-bearing deposits with banks	226,905	78,139
Total cash and cash equivalents	333,491	145,315
Securities available-for-sale, at fair value (amortized cost: $1,387,394 - 2023; $1,418,337 - 2022; allowance for credit losses: $0)	1,249,791	1,257,101
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $639,518 - 2023; $642,097 - 2022)	678,161	691,484
Other securities	34,423	33,944
Total securities	1,962,375	1,982,529
Loans held for sale	4,073	4,443
Loans held for investment	4,969,776	3,774,157
Allowance for credit losses	(52,450)	(38,917)
Net loans held for investment	4,917,326	3,735,240
Interest receivable	29,983	27,723
Premises and equipment	178,410	143,518
Operating lease right-of-use assets	6,464	7,620
Finance lease right-of-use assets	1,814	1,930
Cash surrender value of bank-owned life insurance	131,945	95,571
Goodwill	271,804	180,254
Other real estate owned	5,066	4,832
Other assets	174,565	132,742
Total assets	$8,017,316	$6,461,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,082,441	$1,630,203
Interest-bearing	4,585,515	3,864,201
Total deposits	6,667,956	5,494,404
Interest payable	4,087	3,324
Borrowed funds	250,000	130,100
Subordinated debentures	154,127	145,027
Operating lease liabilities	6,624	7,810
Finance lease liabilities	1,874	1,918
Allowance for credit losses on off-balance sheet credit exposures	1,825	1,325
Other liabilities	34,396	31,146
Total liabilities	7,120,889	5,815,054
Shareholders’ equity:
Common stock, par value $1 per share, 40,000,000 shares authorized; 32,304,153 shares issued at March 31, 2023, and 25,275,369 shares issued at December 31, 2022, respectively	32,304	25,275
Additional paid-in capital	773,612	558,833
Retained earnings	262,396	252,623
Accumulated other comprehensive (loss) income	(130,774)	(148,957)
Treasury stock, at cost, 1,249,607 shares at March 31, 2023 and at December 31, 2022	(41,111)	(41,111)
Total shareholders’ equity	896,427	646,663
Total liabilities and shareholders’ equity	$8,017,316	$6,461,717
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$67,733	$34,154
Interest and dividends on securities:
Taxable interest and dividends	8,759	6,152
Tax exempt interest	2,948	2,422
Interest on federal funds sold and interest-bearing deposits in other banks	898	13
Total interest income	80,338	42,741
Interest expense:
Interest on deposits	12,277	2,283
Interest on borrowed funds	3,135	1,819
Total interest expense	15,412	4,102
Net interest income	64,926	38,639
Provision for credit losses, LHFI	10,500	—
Provision for credit losses, OBSC exposures	500	—
Net interest income after provision for credit losses	53,926	38,639
Non-interest income:
Service charges on deposit accounts	3,657	2,040
(Loss) gain on securities	—	(3)
Government awards/grants	—	702
BOLI death proceeds	—	1,630
(Loss) gain on sale of premises and equipment	662	2
Other	8,293	6,786
Total non-interest income	12,612	11,157
Non-interest expense:
Salaries and employee benefits	23,572	16,799
Occupancy and equipment	5,296	3,876
Acquisition expense/charter conversion	3,793	408
Other	13,009	7,507
Total non-interest expense	45,670	28,590
Income before income taxes	20,868	21,206
Income tax expense	4,597	4,377
Net income	$16,271	$16,829

Basic earnings per share	$0.52	$0.81
Diluted earnings per share	0.52	0.81
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net income	$16,271	$16,829
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the period on available-for-sale securities	24,249	(102,849)
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	92	—
Reclassification adjustment for losses (gains) included in net income	—	3
Unrealized holding (losses) gains arising during the period on available-for-sale securities	24,341	(102,846)
Income tax (expense) benefit	(6,158)	26,021
Other comprehensive income (loss)	18,183	(76,825)
Comprehensive income (loss)	$34,454	$(59,996)
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	$21,734,437	$21,734	$459,075	$219,589	$(68,847)	$(1,249,607)	$(41,111)	$590,440

Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive loss	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	$32,304,153	$32,304	$773,612	$262,396	$(130,774)	$(1,249,607)	$(41,111)	$896,427
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,271	$16,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,336	3,569
Provision for credit loss	11,000	—
Loss (gain) on sale or writedown of ORE	66	(46)
Securities loss (gain)	—	3
Loss (gain) on disposal of premises and equipment	(662)	(2)
Restricted stock expense	593	466
Increase in cash value of life insurance	(795)	(574)
Residential loans originated and held for sale	(21,900)	(38,783)
Proceeds from sale of residential loans held for sale	22,270	38,248
Changes in:
Interest receivable	2,089	22
Interest payable	763	(405)
Operating lease liability	(1,186)	(316)
Other, net	(27,191)	4,093
Net cash provided by operating activities	4,654	23,104
Cash flows from investing activities:
Available-for-sale securities:
Sales	170,625	—
Maturities, prepayments and calls	31,173	55,868
Held-to-maturity securities:
Maturities, prepayments and calls	14,044	597
Purchases	—	(372,629)
Purchases of other securities	(7,631)	—
Proceeds from other securities	7,979	—
Net (increase) decrease in loans	(33,405)	(9,510)
Net changes in premises and equipment	(1,066)	(1,183)
Proceeds from sale of other real estate owned	456	271
Proceeds from the sale of land	731	—
Bank-owned life insurance – death proceeds	—	1,630
Cash received in excess of cash paid for acquisitions	106,973	—
Net cash provided by (used in) investing activities	289,879	(324,956)
Cash flows from financing activities:
(Decrease) increase in deposits	(219,484)	210,953
Net change in borrowed funds	119,900	—
Principal payments on finance lease liabilities	(44)	(44)
Dividends paid on common stock	(6,422)	(3,423)
Cash paid to repurchase common stock	—	(22,180)
Repurchase of restricted stock for payment of taxes	(307)	(554)
Net cash provided by (used in) financing activities	(106,357)	184,752
Net change in cash and cash equivalents	188,176	(117,100)
Beginning cash and cash equivalents	145,315	919,713
Ending cash and cash equivalents	$333,491	$802,613

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Supplemental disclosures:
Loans transferred to other real estate	$—	$493
Issuance of restricted stock grants	$119	$82
Dividends on restricted stock grants	$76	$45
Stock issued in connection with HSBI acquisition	6,920,422	—
Lease liabilities arising from obtaining right-of-use assets	$—	$6
Lease liabilities arising from HSBI acquisition	$184	$—
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2023
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022.
NOTE 2 – SUMMARY OF ORGANIZATION
The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).
At March 31, 2023, the Company had approximately $8.017 billion in assets, $4.917 billion in net loans held for investment (“LHFI”), $6.668 billion in deposits, and $896.4 million in shareholders' equity. For the three months ended March 31, 2023, the Company reported net income of $16.3 million.
On February 24, 2023, the Company paid a cash dividend in the amount of $0.21 per share to shareholders of record as of the close of business on February 8, 2023.
NOTE 3 – ACCOUNTING STANDARDS
Effect of Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (ASC 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offer Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The Company adopted ASU 2020-04 effective January 1, 2023. Adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combination (Topic 805): “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted ASU 2021-08 effective January 1, 2023. Adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.
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

In March 2022, FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and instead require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted ASU 2022-02 effective January 1, 2023. Adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.
New Accounting Standards That Have Not Yet Been Adopted
In March 2023, FASB issued ASU No. 2023-01, Leases (Topic 842) - "Common Control Arrangements." This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party. The ASU requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Company January 1, 2024, and is not expected to have a material impact on the Company's consolidated financial statements.
In March 2023, FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Venture (Topic 323): "Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Company January 1, 2024, and is not expected to have a material impact on the Company's consolidated financial statements.
NOTE 4 – BUSINESS COMBINATIONS
Acquisitions
Heritage Southeast Bank
On January 1, 2023, the Company completed its acquisition of Heritage Southeast Bancorporation, Inc. ("HSBI"), pursuant to an Agreement and Plan of Merger dated July 27, 2022, by and between the Company and HSBI (the "HSBI Merger Agreement"). Upon the completion of the merger of HSBI with and into the Company, Heritage Southeast Bank, HSBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the HSBI Merger Agreement, each share of HSBI common stock was converted into the right to receive 0.965 of a share of Company common stock. The Company paid a total consideration of $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included approximately 6,920,909 shares of the Company's common stock, and $16 thousand in cash in lieu of fractional shares. The HSBI acquisition provides the opportunity for the Company to expand its operations in Georgia and the Florida panhandle.
In connection with the acquisition of HSBI, the Company recorded approximately $91.4 million of goodwill, of which $3.2 million funded the ACL for estimated losses on the acquired PCD loans, and $43.7 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the HSBI acquisition were $1.0 million for the three months period ended March 31, 2023. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The assets acquired and liabilities assumed, and consideration paid in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through January 1, 2024, in respect of the acquisition, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the goodwill generated from the transaction ($ in thousands):

Purchase price:
Cash and stock	$221,538
Total purchase price	221,538
Identifiable assets:
Cash	$106,973
Investments	172,775
Loans	1,155,712
Core deposit intangible	43,739
Personal and real property	35,963
Other real estate owned	857
Bank owned life insurance	35,579
Deferred taxes	6,761
Interest receivable	4,349
Other assets	3,103
Total assets	1,565,811
Liabilities and equity:
Deposits	1,392,432
Trust Preferred	9,015
Other liabilities	34,271
Total liabilities	1,435,718
Net assets acquired	130,093
Goodwill	$91,445
Beach Bancorp, Inc.
On August 1, 2022, the Company completed its acquisition of Beach Bancorp, Inc. ("BBI"), pursuant to an Agreement and Plan of Merger dated April 26, 2022, by and between the Company and BBI (the "BBI Merger Agreement"). Upon the completion of the merger of BBI with and into the Company, Beach Bank, BBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the BBI Merger Agreement, each share of BBI common stock and each share of BBI preferred stock was converted into the right to receive 0.1711 of a share of Company common stock (the "BBI Exchange Ratio"), and all stock options awarded under the BBI equity plans were converted automatically into an option to purchase shares of Company common stock on the same terms and conditions as applicable to each such BBI option as in effect immediately prior to the effective time, with the number of shares underlying each such option and the applicable exercise price adjusted based on the BBI Exchange Ratio. The BBI merger provides the opportunity for the Company to expand its operations in the Florida panhandle and enter the Tampa market. The Company paid consideration of $101.5 million to the former BBI shareholders including 3,498,936 shares of the Company's common stock and $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock.
In connection with the acquisition of BBI, the Company recorded approximately $21.8 million of goodwill, of which $1.3 million funded the ACL for estimated losses on the acquired PCD loans, and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the BBI acquisition were $820 thousand for the three months period ended March 31, 2023. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The assets acquired and liabilities assumed, and consideration paid in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through August 1, 2023, in respect of the acquisition, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the goodwill generated from the transaction ($ in thousands):

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
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the three months ended March 31, 2023 and 2022 as if the BBI and HSBI acquisitions had occurred on January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	(unaudited)	(unaudited)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net interest income	$64,926	$42,722
Non-interest income	12,612	16,865
Total revenue	77,538	59,587
Income before income taxes	24,661	27,532
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the three months ended March 31, 2023, include the operating results of the acquired assets and assumed liabilities of the above mentioned acquisitions subsequent to the acquisition date.
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
The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders ($ in thousands, except per share amount):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$16,271	31,309,458	$0.52	$16,829	20,697,946	$0.81
Effect of dilutive shares:
Restricted stock grants		231,755			149,051
Diluted earnings per share	$16,271	31,541,213	$0.52	$16,829	20,846,997	$0.81
The Company granted 118,689 shares and 82,123 shares of restricted stock in the first quarter of 2023 and 2022, respectively.
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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2023, and December 31, 2022, these financial instruments consisted of the following:

($ in thousands)	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$39,123	$29,041	$43,227	$15,758
Unused lines of credit	247,995	360,488	243,043	404,025
Standby letters of credit	9,299	8,909	4,260	9,909
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2023 and December 31, 2022. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,325	$1,070
Credit loss expense related to OBSC exposures	500	—
Balance at end of period	$1,825	$1,070
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded $500 thousand provision and no provision for the three months period ended March 31, 2023 and 2022, respectively. The increase in the ACL on OBSC exposures for the three months ended March 31, 2023 was due to the day one provision for unfunded commitments related to the HSBI acquisition.
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

The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2023 and December 31, 2022:
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
•Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. As, such we classify those loans subjected to nonrecurring fair value adjustments as Level 2 of the fair value hierarchy.
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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

March 31, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$333,491	$333,491	$333,491	$—	$—
Securities available-for-sale	1,249,791	1,249,791	125,773	1,108,360	15,658
Securities held-to-maturity	678,161	639,518	—	639,518	—
Loans held for sale	4,073	4,073	—	4,073	—
Loans, net	4,917,326	4,793,811	—	—	4,793,811
Accrued interest receivable	29,983	29,983	—	8,408	21,575
Interest rate swaps	10,577	10,577	—	10,577	—
Liabilities:
Noninterest-bearing deposits	$2,082,441	$2,082,441	$—	$2,082,441	$—
Interest-bearing deposits	4,585,515	4,270,490	—	4,270,490	—
Subordinated debentures	154,127	134,532	—	—	134,532
FHLB and other borrowings	250,000	250,000	—	250,000	—
Accrued interest payable	4,087	4,087	—	4,087	—
Interest rate swaps	10,577	10,577	—	10,577	—

December 31, 2022	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$145,315	$145,315	$145,315	$—	$—
Securities available-for-sale	1,257,101	1,257,101	123,854	1,118,099	15,148
Securities held-to-maturity	691,484	642,097	—	642,097	—
Loans held for sale	4,443	4,443	—	4,443	—
Loans, net	3,735,240	3,681,313	—	—	3,681,313
Accrued interest receivable	27,723	27,723	—	9,757	17,966
Interest rate swaps	12,825	12,825	—	12,825	—
Liabilities:
Non-interest-bearing deposits	$1,630,203	$1,630,203	$—	$1,630,203	$—
Interest-bearing deposits	3,864,201	3,505,990	—	3,505,990	—
Subordinated debentures	145,027	133,816	—	—	133,816
FHLB and other borrowings	130,100	130,100	—	130,100	—
Accrued interest payable	3,324	3,324	—	3,324	—
Interest rate swaps	12,825	12,825	—	12,825	—
Assets measured at fair value on a recurring basis are summarized below:

March 31, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$125,773	$125,773	$—	$—
Obligations of U.S. Government agencies and sponsored entities	143,217	—	143,217	—
Municipal securities	460,184	—	444,557	15,627
Mortgage-backed securities	481,553	—	481,553	—
Corporate obligations	39,064	—	39,033	31
Total available-for-sale	$1,249,791	$125,773	$1,108,360	$15,658
Loans held for sale	$4,073	$—	$4,073	$—
Interest rate swaps	$10,577	$—	$10,577	$—
Liabilities
Interest rate swaps	$10,577	$—	$10,577	$—

December 31, 2022
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$123,854	$123,854	$—	$—
Obligations of U.S. Government agencies and sponsored entities	144,369	—	144,369	—
Municipal securities	457,857	—	442,740	15,117
Mortgage-backed securities	490,139	—	490,139	—
Corporate obligations	40,882	—	40,851	31
Total available-for-sale	$1,257,101	$123,854	$1,118,099	$15,148
Loans held for sale	$4,443	$—	$4,443	$—
Interest rate swaps	$12,825	$—	$12,825	$—
Liabilities:
Interest rate swaps	$12,825	$—	$12,825	$—
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2023	2022
Balance, January 1	$31	$235
Paydowns	—	(64)
Unrealized gain included in comprehensive income	—	55
Balance at March 31	$31	$226

	Municipal Securities
($ in thousands)	2023	2022
Balance, January 1	$15,117	$20,126
Purchases	—	4,209
Maturities, calls and paydowns	(216)	(4,474)
Unrealized gain (loss) included in comprehensive income	726	(496)
Balance at March 31	$15,627	$19,365
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2023	$31	Discounted cash flow	Probability of default	7.10% - 7.12%
December 31, 2022	$31	Discounted cash flow	Probability of default	6.98% - 7.19%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2023	$15,627	Discounted cash flow	Discount Rate	2.60% - 4.61%
December 31, 2022	$15,117	Discounted cash flow	Discount Rate	3.00% - 4.00%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at March 31, 2023 and December 31, 2022.

March 31, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,087	$—	$—	$8,087
Other real estate owned	5,066	—	—	5,066

December 31, 2022
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,564	$—	$—	$3,564
Other real estate owned	4,832	—	—	4,832

NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at March 31, 2023 and December 31, 2022.

($ in thousands)	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,718	$—	$9,945	$125,773
Obligations of U.S. government agencies and sponsored entities	158,735	2	15,520	143,217
Tax-exempt and taxable obligations of states and municipal subdivisions	509,746	762	50,324	460,184
Mortgage-backed securities - residential	330,626	9	37,241	293,394
Mortgage-backed securities - commercial	209,947	56	21,844	188,159
Corporate obligations	42,622	—	3,558	39,064
Total available-for-sale	$1,387,394	$829	$138,432	$1,249,791
Held-to-maturity:
U.S. Treasury	$99,677	$—	$4,114	$95,563
Obligations of U.S. government agencies and sponsored entities	33,679	12	1,549	32,142
Tax-exempt and taxable obligations of states and municipal subdivisions	247,872	8,676	13,569	242,979
Mortgage-backed securities - residential	152,636	—	15,229	137,407
Mortgage-backed securities - commercial	134,297	21	11,282	123,036
Corporate obligations	10,000	—	1,609	8,391
Total held-to-maturity	$678,161	$8,709	$47,352	$639,518

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,752	$—	$11,898	$123,854
Obligations of U.S. government agencies sponsored entities	163,054	3	18,688	144,369
Tax-exempt and taxable obligations of states and municipal subdivisions	519,190	598	61,931	457,857
Mortgage-backed securities - residential	341,272	11	42,041	299,242
Mortgage-backed securities - commercial	215,200	60	24,363	190,897
Corporate obligations	43,869	—	2,987	40,882
Total available-for-sale	$1,418,337	$672	$161,908	$1,257,101
Held-to-maturity:
U.S. Treasury	$109,631	$—	$5,175	$104,456
Obligations of U.S. government agencies and sponsored entities	33,789	—	2,153	31,636
Tax-exempt and taxable obligations of states and municipal subdivisions	247,467	4,525	13,699	238,293
Mortgage-backed securities - residential	156,119	—	17,479	138,640
Mortgage-backed securities - commercial	134,478	7	13,798	120,687
Corporate obligations	10,000	—	1,615	8,385
Total held-to-maturity	$691,484	$4,532	$53,919	$642,097
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.
The Company reassessed classification of certain investments and effective October 2022, the Company transferred $863 thousand of obligations of U.S. government agencies and sponsored entities, $1.2 million of mortgage-backed securities - commercial, and $137.5 million of tax-exempt and taxable obligations of state and municipal subdivisions from AFS to HTM securities. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $36.8 million included in other comprehensive income remained in other comprehensive income, to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. There was no allowance for credit loss associated with the AFS securities that were transferred to HTM.
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
At both March 31, 2023 and December 31, 2022, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.2 million and $6.2 million at March 31, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of March 31, 2023 and December 31, 2022.
Securities Held to Maturity
At March 31, 2023 and December 31, 2022, the potential credit loss exposure was $282 thousand and $242 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.8 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both March 31, 2023 and December 31, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both March 31, 2023 and December 31, 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2023 and December 31, 2022, aggregated by credit quality indicators.

($ in thousands)	March 31, 2023	December 31, 2022
Aaa	$454,048	$467,736
Aa1/Aa2/Aa3	110,991	110,854
A1/A2	13,793	13,757
BBB	10,000	10,000
Not rated	89,329	89,137
Total	$678,161	$691,484

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	March 31, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$59,346	$58,055
Due after one year through five years	271,333	255,119
Due after five years through ten years	336,077	300,986
Due greater than ten years	180,065	154,078
Mortgage-backed securities - residential	330,626	293,394
Mortgage-backed securities - commercial	209,947	188,159
Total	$1,387,394	$1,249,791

Held-to-maturity:
Due less than one year	$38,232	$37,371
Due after one year through five years	82,398	78,578
Due after five years through ten years	48,564	45,111
Due greater than ten years	222,034	218,015
Mortgage-backed securities - residential	152,636	137,407
Mortgage-backed securities - commercial	134,297	123,036
Total	$678,161	$639,518
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.198 billion at March 31, 2023 and $1.031 billion at December 31, 2022, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	March 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$125,773	$9,945	$125,773	$9,945
Obligations of U.S. government agencies and sponsored entities	5,573	137	137,028	15,383	142,601	15,520
Tax-exempt and taxable obligations of state and municipal subdivisions	57,181	1,363	368,485	48,961	425,666	50,324
Mortgage-backed securities - residential	31,971	1,266	260,601	35,975	292,572	37,241
Mortgage-backed securities - commercial	29,832	1,292	153,856	20,552	183,688	21,844
Corporate obligations	23,228	1,378	15,836	2,180	39,064	3,558
Total	$147,785	$5,436	$1,061,579	$132,996	$1,209,364	$138,432

Held-to-maturity:
U.S. Treasury	$—	$—	$95,562	$4,114	$95,562	$4,114
Obligations of U.S. government agencies and sponsored entities	31,401	1,549	—	—	31,401	1,549
Tax-exempt and taxable obligations of state and municipal subdivisions	71,182	5,667	40,327	7,902	111,509	13,569
Mortgage-backed securities - residential	48,340	4,190	89,067	11,039	137,407	15,229
Mortgage-backed securities - commercial	67,344	4,760	54,749	6,522	122,093	11,282
Corporate obligations	—	—	8,391	1,609	8,391	1,609
Total	$218,267	$16,166	$288,096	$31,186	$506,363	$47,352

($ in thousands)	December 31, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$4,563	$419	$119,292	$11,479	$123,855	$11,898
Obligations of U.S. government agencies and sponsored entities	34,254	2,293	109,431	16,395	143,685	18,688
Tax-exempt and taxable obligations of state and municipal subdivisions	275,202	31,152	159,508	30,779	434,710	61,931
Mortgage-backed securities - residential	76,125	4,970	222,274	37,071	298,399	42,041
Mortgage-backed securities - commercial	50,193	3,025	136,062	21,338	186,255	24,363
Corporate obligations	35,142	1,995	5,739	992	40,881	2,987
Total	$475,479	$43,854	$752,306	$118,054	$1,227,785	$161,908

Held-to-maturity:
U.S. Treasury	$104,457	$5,175	$—	$—	$104,457	$5,175
Obligations of U.S. government agencies and sponsored entities	31,636	2,153	—	—	31,636	2,153
Tax-exempt and taxable obligations of state and municipal subdivisions	127,628	13,583	15,303	116	142,931	13,699
Mortgage-backed securities - residential	138,639	17,479	—	—	138,639	17,479
Mortgage-backed securities - commercial	119,758	13,798	—	—	119,758	13,798
Corporate obligations	8,385	1,615	—	—	8,385	1,615
Total	$530,503	$53,803	$15,303	$116	$545,806	$53,919
At March 31, 2023 and December 31, 2022, the Company’s securities portfolio consisted of 1,162 and 1,265 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at March 31, 2023 and December 31, 2022.
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
The following table shows the composition of the loan portfolio:

($ in thousands)	March 31, 2023	December 31, 2022
Loans held for sale
Mortgage loans held for sale	$4,073	$4,443
Total LHFS	$4,073	$4,443

Loans held for investment
Commercial, financial and agriculture (1)	$785,676	$536,192
Commercial real estate	2,862,145	2,135,263
Consumer real estate	1,268,776	1,058,999
Consumer installment	53,179	43,703
Total loans	4,969,776	3,774,157
Less allowance for credit losses	(52,450)	(38,917)
Net LHFI	$4,917,326	$3,735,240
____________________________________________________________

(1)	Loan balance includes $568 thousand and $710 thousand in Paycheck Protection Program (“PPP”) loans as of March 31, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At March 31, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $21.6 million and $18.0 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	March 31, 2023
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,405	$70	$92	$1,563	$4,130	$785,676	$98
Commercial real estate	2,151	—	8,916	1,557	12,624	2,862,145	6,230
Consumer real estate	6,101	3	3,381	1,790	11,275	1,268,776	1,118
Consumer installment	214	—	14	—	228	53,179	—
Total	$10,871	$73	$12,403	$4,910	$28,257	$4,969,776	$7,446
___________________________________________________________

(1)	Total loan balance includes $568 thousand in PPP loans as of March 31, 2023.

	December 31, 2022
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$220	$—	$19	$—	$239	$536,192	$—
Commercial real estate	1,984	—	7,445	1,129	10,558	2,135,263	4,560
Consumer real estate	3,386	289	2,965	1,032	7,672	1,058,999	791
Consumer installment	173	—	1	—	174	43,703	—
Total	$5,763	$289	$10,430	$2,161	$18,643	$3,774,157	$5,351
___________________________________________________________

(1)	Total loan balance includes $710 thousand in PPP loans as of December 31, 2022.
Acquired Loans
In connection with the acquisitions of HSBI and BBI, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution's previously recorded allowance for credit losses. Acquired loans are accounted for under the following accounting pronouncements: ASC 326, Financial Instruments - Credit Losses.
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

The estimated fair value of the non-PCD acquired in the HSBI acquisition was $1.091 billion, which is net of a $33.7 million discount. The gross contractual amounts receivable of the acquired non-PCD loans at acquisition was approximately $1.125 billion, of which $16.5 million is the amount of contractual cash flows not expected to be collected.
The following table shows the carrying amount of loans acquired in the BBI and HSBI acquisitions for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination:

($ in thousands)	BBI	HSBI
Purchase price of loans at acquisition	$27,669	$52,356
Allowance for credit losses at acquisition	1,303	3,176
Non-credit discount (premium) at acquisition	530	2,325
Par value of acquired loans at acquisition	$29,502	$57,857
As of March 31, 2023, and December 31, 2022 the amortized cost of the Company’s PCD loans totaled $68.8 million and $24.0 million, respectively, which had an estimated ACL of $4.3 million and $1.7 million, respectively.
Loan Modifications
The Company adopted ASU No. 2022-02 effective January 1, 2023. These amendments eliminate the TDR recognition and measurement guidance and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.
Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.
In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.
The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)	Combination Payment Deferral and Payment Modification	Percentage of Total Loans Held for Investment
Commercial real estate	$301	0.01%
Total	$301	0.01%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as a TDR.
As of December 31, 2022, the Company had TDRs totaling $21.8 million. The Company acquired three TDRs totaling $1.5 million as part of the BBI acquisition. As of December 31, 2022, the Company had no additional amount committed on any loan classified as TDR. As of December 31, 2022, TDRs had a related ACL of $841 thousand.

The following table presents LHFI by class modified as TDRs that occurred during the three months ended March 31, 2022.

($ in thousands)	Three Months Ended March 31,
2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial real estate	1	$230	$230
Total	1	$230	$230
The TDRs presented above increased the ACL $1 thousand and resulted in no charge-offs for the three months period ended March 31, 2022.
The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification for the three months ended March 31, 2022 ($ in thousands).

Troubled Debt Restructurings That Subsequently Defaulted:	Three Months Ended March 31,
	2022
	Number of Loans	Recorded Investment
Commercial real estate	3	$4,606
Consumer real estate	3	141
Total	6	$4,747
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $1.5 million and resulted in no charge-offs for the three months period ended March 31, 2022.
The following tables represents the Company’s TDRs at December 31, 2022:

December 31, 2022	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
($ in thousands)
Commercial, financial and agriculture	$49	$—	$—	$—	$49
Commercial real estate	13,561	—	—	6,121	19,682
Consumer real estate	1,077	—	—	929	2,006
Consumer installment	14	—	—	—	14
Total	$14,701	$—	$—	$7,050	$21,751
Allowance for credit losses	$350	$—	$—	$491	$841

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023
($ in thousands)	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$171	$701	$872
Commercial real estate	6,230	—	—	6,230
Consumer real estate	1,342	—	—	1,342
Total	$7,572	$171	$701	$8,444

December 31, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$4,560	$4,560
Consumer real estate	998	998
Total	$5,558	$5,558
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of March 31, 2023, these loans totaled $251.3 million, of which $140.7 million had been sold to other financial institutions and $110.5 million was purchased by the Company. As of December 31, 2022, these loans totaled $202.6 million, of which $100.1 million had been sold to other financial institutions and $102.5 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
These above classifications were the most current available as of March 31, 2023, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at March 31, 2023 and December 31, 2022. Revolving loans converted to term as of the three months ended March 31, 2023 and December 31, 2022 were not material to the total loan portfolio.

As of March 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$30,008	$164,576	$123,428	$59,554	$50,826	$84,846	$264,482	$777,720
Special mention	—	—	2,358	536	399	1,474	305	5,072
Substandard	9	291	181	334	908	1,136	25	2,884
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$30,017	$164,867	$125,967	$60,424	$52,133	$87,456	$264,812	$785,676
Current period gross write offs	$—	$—	$3	$—	$—	$—	$—	$3

Commercial real estate:
Risk Rating
Pass	$37,110	$774,221	$586,611	$405,322	$285,453	$650,549	$9,306	$2,748,572
Special mention	—	7,558	9,379	3,342	11,190	28,141	173	59,783
Substandard	—	2,714	3,297	873	5,375	41,531	—	53,790
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$37,110	$784,493	$599,287	$409,537	$302,018	$720,221	$9,479	$2,862,145
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer real estate:
Risk Rating
Pass	$35,440	$397,923	$257,557	$148,394	$65,976	$194,847	$147,998	$1,248,135
Special mention	—	77	179	—	92	4,270	2,026	6,644
Substandard	—	538	673	1,579	1,075	8,978	1,154	13,997
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$35,440	$398,538	$258,409	$149,973	$67,143	$208,095	$151,178	$1,268,776
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Risk Rating
Pass	$6,458	$19,656	$11,402	$5,236	$2,282	$1,989	$6,095	$53,118
Special mention	—	—	—	1	—	—	—	1
Substandard	—	14	20	23	—	3	—	60
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$6,458	$19,670	$11,422	$5,260	$2,282	$1,992	$6,095	$53,179
Current period gross write offs	$—	$114	$47	$85	$17	$75	$—	$338
Total
Pass	$109,016	$1,356,376	$978,998	$618,506	$404,537	$932,231	$427,881	$4,827,545
Special mention	—	7,635	11,916	3,879	11,681	33,885	2,504	71,500
Substandard	9	3,557	4,171	2,809	7,358	51,648	1,179	70,731
Doubtful	—	—	—	—	—	—	—	—
Total	$109,025	$1,367,568	$995,085	$625,194	$423,576	$1,017,764	$431,564	$4,969,776
Current period gross write offs	$—	$114	$50	$85	$17	$75	$—	$341

As of December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$181,761	$141,174	$55,690	$53,954	$43,441	$52,038	$181	$528,239
Special mention	380	5,188	1,664	—	—	412	—	7,644
Substandard	50	—	—	34	33	192	—	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$182,191	$146,362	$57,354	$53,988	$43,474	$52,642	$181	$536,192

Commercial real estate:
Risk Rating
Pass	$582,895	$436,661	$305,140	$217,626	$140,682	$368,185	$1,765	$2,052,954
Special mention	672	1,345	3,938	11,643	9,885	16,612	—	44,095
Substandard	50	2,830	908	1,694	4,797	27,935	—	38,214
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$583,617	$440,836	$309,986	$230,963	$155,364	$412,732	$1,765	$2,135,263

Consumer real estate:
Risk Rating
Pass	$325,853	$226,355	$136,052	$59,376	$51,515	$129,923	$112,278	$1,041,352
Special mention	—	—	—	—	823	3,846	—	4,669
Substandard	519	554	1,481	648	1,706	6,894	1,176	12,978
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$326,372	$226,909	$137,533	$60,024	$54,044	$140,663	$113,454	$1,058,999

Consumer installment:
Risk Rating
Pass	$18,925	$11,618	$5,031	$2,078	$832	$1,445	$3,725	$43,654
Special mention	—	—	—	—	—	—	—	—
Substandard	4	13	24	—	3	5	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$18,929	$11,631	$5,055	$2,078	$835	$1,450	$3,725	$43,703

Total
Pass	$1,109,434	$815,808	$501,913	$333,034	$236,470	$551,591	$117,949	$3,666,199
Special mention	1,052	6,533	5,602	11,643	10,708	20,870	—	56,408
Substandard	623	3,397	2,413	2,376	6,539	35,026	1,176	51,550
Doubtful	—	—	—	—	—	—	—	—
Total	$1,111,109	$825,738	$509,928	$347,053	$253,717	$607,487	$119,125	$3,774,157
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022:

($ in thousands)	Three Months Ended March 31, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,327	5,388	2,402	383	10,500
Loans charged-off	(3)	—	—	(338)	(341)
Recoveries	43	15	18	122	198
Total ending allowance balance	$9,443	$28,052	$14,201	$754	$52,450

($ in thousands)	Three Months Ended March 31, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Provision for credit losses	—	—	—	—	—
Loans charged-off	(52)	(3)	(7)	(169)	(231)
Recoveries	53	224	610	222	1,109
Total ending allowance balance	$4,874	$17,773	$8,492	$481	$31,620
The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI merger. The Company recorded a $10.5 million provision for credit losses for the three months ended March 31, 2023, compared to no provision for the same periods in 2022. The increase in the provision is related to the HSBI acquisition and loan growth.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of March 31, 2023 and December 31, 2022 ($ in thousands).

March 31, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$872	$6,230	$1,342	$—	$8,444
Collectively evaluated	784,804	2,855,915	1,267,434	53,179	4,961,332
Total	$785,676	$2,862,145	$1,268,776	$53,179	$4,969,776

Allowance for Credit Losses
Individually evaluated	$337	$—	$20	$—	$357
Collectively evaluated	9,106	28,052	14,181	754	52,093
Total	$9,443	$28,052	$14,201	$754	$52,450

December 31, 2022	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$4,560	$998	$—	$5,558
Collectively evaluated	536,192	2,130,703	1,058,001	43,703	3,768,599
Total	$536,192	$2,135,263	$1,058,999	$43,703	$3,774,157

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	6,349	20,389	11,594	580	38,912
Total	$6,349	$20,389	$11,599	$580	$38,917
NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
The Company enters into interest rate swap agreements primarily to facilitate the risk management strategies of certain commercial customers. The interest rate swap agreements entered into by the Company are all entered into under what is referred to as a back-to-back interest rate swap, as such, the net positions are offsetting assets and liabilities, as well as income and expenses. All derivative instruments are recorded in the consolidated statement of financial condition at their respective fair values, as components of other assets and other liabilities. Under a back-to-back interest rate swap program, the Company enters into an interest rate swap with the customer and another offsetting swap with a counterparty. The result is two mirrored interest rate swaps, absent a credit event, which will offset in the financial statements. These swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. As part of the BBI acquisition, the Bank acquired 33 loans with related interest rate swaps.

The following table provides outstanding interest rate swaps at March 31, 2023.

($ in thousands)
March 31, 2023
Notional amount	$332,873
Weighted average pay rate	4.4%
Weighted average receive rate	4.4%
Weighted average maturity in years	5.96

The following table provides the fair value of interest rate swap contracts at March 31, 2023 included in other assets and other liabilities.

($ in thousands)
	March 31, 2023
	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$10,577	$10,577

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At March 31, 2023, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months ended March 31, 2023, net swap spread income included in other income was $169 thousand.

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
NOTE 12 – RECLASSIFICATION
Certain amounts in the 2022 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
NOTE 13 – SUBSEQUENT EVENTS/OTHER
In April 2023, the U.S. Department of Treasury (the "Treasury") informed the Company that the Treasury has reviewed the Company's application to receive a grant through the Community Development Financial Institution Fund ("CDFI Fund") related to the Equitable Recovery Program ("ERP"), and that the Company would be eligible to receive an ERP grant in an amount up to $6.2 million. The Company has not yet determined whether it will accept the offer to receive the ERP grant.
If the Company moves forward with pursuing the ERP grant from the Treasury, the Company would be required to fulfill certain conditions established by the Treasury and would be subject to certain restrictions following its acceptance of the investment.
Authorized by the Consolidated Appropriations Act, 2021, the ERP was created to respond to the economic effects of the Coronavirus Disease ("COVID-19") pandemic. These funds will strengthen the ability of the CDFIs to help low-and moderate-income communities recover from the COVID-19 pandemic and invest in long-term prosperity.

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
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved, or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 "the Company's 2022 Form 10-K" and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.
RECENT DEVELOPMENTS
During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's liquidity position and balance sheet remains strong. The Company's total deposits increased by approximately $1.174 billion, or 21.4%, as compared to December 31, 2022, to $6.668 billion at March 31, 2023. The increase in the current quarter compared to the sequential quarter was primarily due the HSBI acquisition which included deposits totaling $1.392 billion, net of purchase accounting adjustments offset by deposit outflow in the first quarter. The Company's estimated uninsured deposits totaled $2.303 billion at March 31, 2023, compared to $2.076 billion at December 31, 2022, representing 34.5% and 37.8% of total deposits at March 31, 2023, and December 31, 2022, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including the Company's strategic decision to hold excess cash for contingency liquidity for the majority of the month ended March 31, 2023. Furthermore, the Company's capital remains strong with common Tier 1 and total capital ratios of 11.2% and 14.7%, respectively, as of March 31, 2023.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.
On January 1, 2023, the Company adopted FASB ASU 2022-02, which eliminates the TDR recognition and measurement guidance and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
First quarter 2023 compared to first quarter 2022
The Company reported net income available to common shareholders of $16.3 million for the three months ended March 31, 2023, compared with net income available to common shareholders of $16.8 million for the same period last year, a decrease of $558 thousand or 3.3%. For the first quarter of 2023, fully diluted earnings per share were $0.52, compared to $0.81 for the first quarter of 2022.
Operating net earnings, a non-GAAP financial measure, for the first quarter of 2023 totaled $27.1 million compared to $15.0 million for the first quarter of 2022, an increase of $12.1 million or 81.0%. Operating net earnings, which is a non-GAAP financial measure, for the first quarter of 2023 excludes merger and conversion related costs of $2.8 million, net of tax, initial provision for acquired loans of $8.0 million, net of tax. Operating net earnings, a non-GAAP financial measure, for the first quarter of 2022 excludes merger and conversion related costs of $305 thousand, net of tax, government grants from the U.S. Treasury of $524 thousand, net of tax, and bank-owned life insurance ("BOLI") death proceeds of $1.6 million. Diluted operating earnings per share, a non-GAAP financial measure, was $0.86 on a fully diluted basis for the first quarter 2023, compared to $0.72 for the same period in 2022, excluding the costs and income described above. See reconciliation of non-GAAP financial measures provided below.
Net interest income for the first quarter 2023 was $64.9 million, an increase of $26.3 million or 68.0%, compared to $38.6 million for the same period in 2022. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $65.9 million and $39.5 million for the first quarter of 2023 and 2022, respectively. Purchase accounting adjustments increased $2.7 million for the first quarter comparisons. The increase was largely due to increased interest rates as well as the acquisitions of BBI and HSBI.
First quarter 2023 FTE net interest margin, which is a non-GAAP measure, increased 3.69% including 22 basis points related to purchase accounting adjustments compared to 2.78% for the same quarter in 2022, which included 5 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin, a non-GAAP financial measure, increased 74 basis points in prior year quarterly comparison primarily due to an increase in average loans as well as interest rate increases. See reconciliation of non-GAAP financial measures provided below.
Non-interest income for the three months ended March 31, 2023 was $12.6 million compared to $11.2 million for the same period in 2022, reflecting an increase of $1.5 million or 13.0%. This increase was attributable to increases in service charges on deposit accounts and interchange fee income of $2.9 million and partially offset by a decrease of $597 thousand in mortgage income.
Pre-tax, pre-provision operating earnings, a non-GAAP measure, increased 84.9% to $35.7 million for the quarter-ended March 31, 2023 as compared to $19.3 million for the first quarter of 2022. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the first quarter 2023 excludes merger and conversion related costs of $3.8 million, and $11.0 million provision for credit losses. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the first quarter of 2022 excludes merger and conversion related costs of $408 thousand, $702 thousand government grants from the U.S. Treasury, and $1.6 million in BOLI income death proceeds. See reconciliation of non-GAAP financial measures provided below.
Non-interest expense was $45.7 million for the three months ended March 31, 2023, an increase of $17.1 million or 59.7%, when compared with the same period in 2022. For the first quarter of 2023, charges related to the ongoing operations of BBI and HSBI totaled $12.7 million. For the first quarter of 2022, charges related to the acquisition of the Cadence Branches and charter conversion accounted for $408 thousand and charges related to the ongoing operations of the Cadence Branches totaled $722 thousand.
Investment securities totaled $1.962 billion, or 24.5% of total assets at March 31, 2023, compared to $1.986 billion, or 27.0% of total assets at March 31, 2022. The average balance of investment securities increased $131.0 million in prior year quarterly comparison. The average tax equivalent yield on investment securities, a non-GAAP financial measure, increased 53 basis points to 2.51% from 1.98% in prior year quarterly comparison. The investment portfolio had a net unrealized loss of $137.6 million at March 31, 2023 as compared to a net unrealized loss of $92.2 million at March 31, 2022. See reconciliation of non-GAAP financial measures provided below.
The FTE average yield on all earning assets, a non-GAAP measure, increased 148 basis points in prior year quarterly comparison, from 3.07% for the first quarter of 2022 to 4.55% for the first quarter of 2023. Interest expense on average interest-bearing liabilities increased 82 basis points from 0.42% for the first quarter of 2022 to 1.24% for the first quarter of 2023. Cost of all deposits averaged 77 basis points for the first quarter of 2023 compared to 17 basis points for the first quarter of 2022. This increase was a result of rising interest rates and increased competition for deposits. See reconciliation of non-GAAP financial measures provided below.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $8.008 billion at March 31, 2023 compared to $6.462 billion at December 31, 2022, an increase of $1.546 billion. Loans, including loans held for sale, increased $1.195 billion to $4.974 billion, or 31.6%, during the first three months of 2023. Deposits at March 31, 2023 totaled $6.677 billion compared to $5.511 billion at December 31, 2022. The increase in assets, loans, and deposits is attributed to the HSBI acquisition.
For the three months period ended March 31, 2023, The First reported net income of $20.3 million compared to $17.1 million for the three months ended March 31, 2022. Merger and conversion charges equaled $2.8 million, net of tax, for the first three months of 2023 as compared to $305 thousand, net of tax, for the first three months of 2022.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended March 31, 2023, net interest income increased by $26.3 million, or 68.0%, when compared with the same period in 2022. The increase is primarily related to interest income earned on a higher volume of loans attributed to the BBI and HSBI acquisitions and securities. PPP loans totaled $568 thousand as of March 31, 2023, a decrease of $18.8 million or 97.1% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.
Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	March 31, 2023			March 31, 2022
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,565,623	$8,758	2.24%	$1,413,523	$6,152	1.74%
Tax exempt securities	462,718	3,946	3.41%	483,780	3,242	2.68%
Total investment securities	2,028,341	12,704	2.51%	1,897,303	9,394	1.98%
Interest bearing deposits in other banks	146,663	898	2.45%	825,877	13	0.01%
Loans	4,975,663	67,734	5.45%	2,945,877	34,154	4.64%
Total earning assets	7,150,667	81,336	4.55%	5,669,057	43,561	3.07%
Other assets	852,587			533,612
Total assets	$8,003,254			$6,202,669

Interest-bearing liabilities:
Deposits	$4,738,076	$12,277	1.04%	$5,021,657	$2,588	0.18%
Borrowed funds	77,098	959	4.98%	—	—	—%
Subordinated debentures	155,084	2,176	5.61%	144,759	1,819	5.03%
Total interest-bearing liabilities	4,970,258	15,412	1.24%	5,166,416	4,407	0.32%
Other liabilities	2,164,001			369,692
Shareholders’ equity	868,995			666,561
Total liabilities and shareholders’ equity	$8,003,254			$6,202,669

Net interest income		$64,926			$38,639
Net interest margin			3.63%			2.73%
Net interest income (FTE)*		$65,924	3.31%		$39,459	2.75%
Net interest margin (FTE)*			3.69%			2.78%
____________________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three months ended March 31, 2023 and 2022:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	March 31, 2023	% of Total	March 31, 2022	% of Total
Non-interest income:
Service charges on deposit accounts	$3,657	29.0%	$2,040	18.3%
Mortgage fee income	633	5.0%	1,230	11.0%
Interchange fee income	4,498	35.7%	3,197	28.7%
(Loss) gain on securities, net	—	0.0%	(3)	0.0%
Gain (loss) on sale of premises and equipment	—	0.0%	2	0.0%
Government awards/grants	—	0.0%	702	6.3%
BOLI income from death proceeds	—	0.0%	1,630	14.6%
Other	3,824	30.3%	2,359	21.1%
Total non-interest income	$12,612	100%	$11,157	100%

Non-interest expense:
Salaries and employee benefits	$23,572	51.6%	$16,799	58.8%
Occupancy expense	5,296	11.6%	3,876	13.5%
FDIC/OCC premiums	670	1.5%	566	2.0%
Marketing	158	0.3%	86	0.3%
Amortization of core deposit intangibles	2,402	5.3%	1,064	3.7%
Other professional services	1,068	2.3%	563	2.0%
Other non-interest expense	8,711	19.1%	5,228	18.3%
Acquisition and charter conversion charges	3,793	8.3%	408	1.4%
Total non-interest expense	$45,670	100%	$28,590	100%
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
The Company’s provision for income taxes was $4.6 million or 22.0% of earnings before income taxes for the first quarter 2023, compared to $4.4 million or 20.6% of earnings before income taxes for the same period in 2022.
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

INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.928 billion, or 24.0% of total assets at March 31, 2023 compared to $1.949 billion, or 30.2% of total assets at December 31, 2022.
There were no federal funds sold at March 31, 2023 and December 31, 2022; and interest-bearing balances at other banks increased to $226.9 million at March 31, 2023 from $78.1 million at December 31, 2022. The increase in interest-bearing balances is primarily related to $143.4 million increase in the Federal Reserve Bank deposits. The Company’s investment portfolio decreased $20.2 million, or 1.0%, to $1.962 billion at March 31, 2023 compared to December 31, 2022. The decrease is attributed to $43.7 million in securities that matured, prepaid, or were called offset by a $23.6 million change in the net unrealized loss of the security portfolio. The investment portfolio had a net unrealized loss of $137.6 million at March 31, 2023 as compared to a net unrealized loss of $161.2 million at December 31, 2022. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.250 billion at March 31, 2023 compared to $1.257 billion at December 31, 2022. The fair value of held-to-maturity investments totaled $639.5 million and $642.1 million at March 31, 2023 and December 31, 2022, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – Securities to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At March 31, 2023, LHFS totaled $4.1 million, compared to $4.4 million at December 31, 2022.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $4.917 billion at March 31, 2023, an increase of $1.182 billion, or 31.6%, from $3.735 billion at December 31, 2022. The acquisition of HSBI accounted for approximately $1.159 billion, net of purchase accounting adjustments, of the increase. PPP loans were $568 thousand at March 31, 2023, a decrease of $142 thousand, or 20.0%, from $710 thousand at December 31, 2022.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$785,676	15.8%	$536,192	14.2%
Commercial real estate	2,862,145	57.6%	2,135,263	57.0%
Consumer real estate	1,268,776	25.5%	1,058,999	28.1%
Consumer installment	53,179	1.1%	43,703	1.2%
Total loans	4,969,776	100%	3,774,157	100%
Allowance for credit losses	(52,450)		(38,917)
Net loans	$4,917,326		$3,735,240
_______________________________________
(1)Loan amount includes $568 thousand and $710 thousand in PPP loans at March 31, 2023 and December 31, 2022, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of March 31, 2023, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $17.3 million at March 31, 2023, an increase of $4.7 million from December 31, 2022.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.1 million at March 31, 2023, an increase of $234 thousand as compared to $4.8 million at December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand of the increase and was offset by $623 thousand in sales and write-downs during the first quarter of 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	March 31, 2023	December 31, 2022
Nonaccrual Loans
Commercial, financial and agriculture	$1,655	$19
Commercial real estate	10,473	8,574
Consumer real estate	5,171	3,997
Consumer installment	14	1
Total Nonaccrual Loans	17,313	12,591

Other real-estate owned	5,066	4,832

Total NPAs	$22,379	$17,423
Past due 90 days or more and still accruing	$73	$289
Total NPAs as a % of total loans & leases net of unearned income	0.5%	0.5%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.3%	0.3%
NPAs totaled $22.4 million at March 31, 2023, compared to $17.4 million at December 31, 2022, an increase of $5.0 million. The ACL/total loans ratio was 1.06% at March 31, 2023, and 1.03% at December 31, 2022. Total valuation accounting adjustments were $40.1 million on acquired loans at March 31, 2023. The Company recorded a $9.5 million credit mark related to the BBI acquisition in 2022 and a $33.2 million credit mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.01% for the quarter ended March 31, 2023 compared to 0.004% for the quarter ended December 31, 2022.
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
At March 31, 2023, the ACL was $52.5 million, or 1.1% of LHFI, an increase of $13.5 million, or 34.8% when compared to December 31, 2022. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2022, provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance on PCD loans acquired in the BBI acquisition. At December 31, 2022, the allowance for credit losses was approximately $38.9 million, which was 1.0% of LHFI.
At March 31, 2023, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022 ($ in thousands):

Allowance for Credit Losses
Balances:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Average LHFI outstanding during period:	$4,975,663	$2,945,877
LHFI outstanding at end of period:	$4,969,776	$2,970,246
Allowance for Credit Losses:
Balance at beginning of period	$38,917	$30,742
Initial allowance on PCD loans	3,176	—
Provision:
Initial provision for acquired non-PCD loans	10,219	—
Provision for credit losses charged to expense	281	—
Charge-offs:
Commercial, financial and agriculture	3	52
Commercial real estate	—	3
Consumer real estate	—	7
Consumer installment	338	169
Total Charge-offs	341	231
Recoveries:
Commercial, financial and agriculture	43	53
Commercial real estate	15	224
Consumer real estate	18	610
Consumer installment	122	222
Total Recoveries	198	1,109
Net loan charge offs (recoveries)	143	(878)
Balance at end of period	$52,450	$31,620
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.0%	(0.1)%
ACL to LHFI at end of period	1.1%	1.1%
Net Loan Charge-offs (recoveries) to PCL	50.9%	0.0%
The Company recorded a $10.5 million provision for credit losses for the three months ended March 31, 2023 and $0 for the three months ended March 31, 2022. An initial provision for acquired non-PCD loans of $10.2 million and an initial allowance on PCD loans of $3.2 million was recorded as of March 31, 2023 due to the acquisition of HSBI.
The following tables summarizes the ACL at March 31, 2023 and at December 31, 2022.

($ in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agriculture	$9,443	$6,349
Commercial real estate	28,052	20,389
Consumer real estate	14,201	11,599
Consumer installment	754	580
Total	$52,450	$38,917

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded $500 thousand provision for credit losses on OBSC exposures for the three month period ended March 31, 2023 and $0 for the same period in 2022. The increase in the ACL on OBSC exposures for the three months ended March 31, 2023 was primarily due to the day one provision for unfunded commitments related to the HSBI acquisition.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $106.6 million at March 31, 2023 and $67.2 million at December 31, 2022. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $479 thousand to $34.4 million at March 31, 2023 compared to $33.9 million at December 31, 2022. A majority of the increase in other securities is related to an increase in stock held at the Federal Reserve Bank. The Company’s net premises and equipment at March 31, 2023 was $178.4 million and $143.5 million at December 31, 2022; an increase of $34.9 million, or 24.3% for the first three months of 2023. The increase is attributed to the HSBI acquisition. Operating right-of-use assets at March 31, 2023 totaled $6.5 million compared to $7.6 million at December 31, 2022, a decrease of $1.2 million. The decrease in operating right-of-use assets is attributed to several lease cancellations in the first quarter of 2023. Financing right-of-use assets at March 31, 2023 totaled $1.8 million compared to $1.9 million at December 31, 2022, a decrease of $116 thousand. Bank-owned life insurance at March 31, 2023 totaled $131.9 million compared to $95.6 million at December 31, 2022, an increase of $36.4 million. A majority of the increase in bank-owned life insurance is attributed to $35.6 million of insurance included in the acquisition of HSBI. Goodwill at March 31, 2023 increased $91.6 million to $271.8 million compared to $180.3 million at December 31, 2022 as a result of the HSBI acquisition. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $41.3 million to $76.0 million as of March 31, 2023, compared to $34.6 million at December 31, 2022, due to the HSBI acquisition.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At March 31, 2023, management has determined that no impairment exists.
Other real estate owned increased by $234 thousand, or 4.8%, to $5.1 million at March 31, 2023 as compared to December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand of the increase and was offset by $623 thousand in sales and write-downs during the first quarter of 2023.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $676.6 million at March 31, 2023 and $706.1 million at December 31, 2022, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 13.6% of gross loans at March 31, 2023 and 18.7% at December 31, 2022. The Company also had undrawn similar standby letters of credit to customers totaling $18.2 million at March 31, 2023 and $14.2 million at December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $255.0 million letter of credit issued by the FHLB on the Company’s behalf as of March 31, 2023. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to assess its ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored, and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $1.635 billion at March 31, 2023. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2023, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $903.6 million of the Company’s investment balances, compared to $1.066 billion at December 31, 2022. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of March 31, 2023 was 19.5%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2023	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	74.2%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	2.3%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	3.1%	10.0%	In Policy
Pledged Securities to Total Securities	57.4%	90.0%	In Policy
Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of March 31, 2023, cash and cash equivalents were $333.5 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.140 billion at March 31, 2023. Approximately $676.6 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $18.2 million similar letters of credit, at March 31, 2023.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.

The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business "Supervision and Regulation" in the Company’s 2022 Form 10-K.
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended March 31, 2023 and 2022 is included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	March 31, 2023		December 31, 2022
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$2,104,945	—	$1,660,301	—
Interest bearing deposits:
NOW accounts and other	2,130,459	1.05%	1,810,575	0.44%
Money market accounts	1,077,478	1.06%	831,463	0.29%
Savings accounts	658,750	0.13%	535,449	0.04%
Time deposits	844,736	1.71%	590,385	0.58%
Total interest-bearing deposits	4,711,423	1.04%	3,767,872	0.37%
Total deposits	$6,816,368	0.72%	$5,428,173	0.26%
As of March 31, 2023, average deposits increased by $1.388 billion, or 25.6% to $6.816 billion from $5.428 billion at December 31, 2022. During January 2023, deposits totaling $1.392 billion, net of purchase accounting adjustments were acquired in the HSBI merger. The average cost of interest-bearing deposits and total deposits was 1.04% and 0.72% during at March 31, 2023 compared to 0.37% and 0.26% at December 31, 2022. The increase in the average cost of interest-bearing deposit during the first three months of 2022 compared to December 31, 2022 is attributed to the increase in volume due to the HSBI acquisition coupled with an increase in rates attributable to the higher rate environment.
OTHER INTEREST-BEARING LIABILITIES
The Company’s non-deposit borrowings may, at any given time, include federal funds purchased from correspondent banks, borrowings from the FHLB, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances, and federal funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.
Total noninterest-bearing deposit liabilities increased by $452.2 million, or 27.7%, in the first three months of 2023. The increase in noninterest-bearing deposits is attributed to the HSBI acquisition. As of March 31, 2023, junior subordinated debentures increased $9.1 million, net of issuance costs, to $154.1 million. As part of the HSBI acquisition, the Company acquired $9.0 million, net of purchase accounting adjustments, in subordinated debt. Subordinated debt is discussed more fully in the below Capital section of this report.
LEASE LIABILITIES
As of March 31, 2023, operating lease liabilities decreased $1.2 million, or 15.2% to $6.6 million from $7.8 million at December 31, 2022. The decrease in operating lease liabilities is attributed to several leases that were cancelled in the first quarter of 2023. Finance lease liabilities decreased $44 thousand, or 2.3% to $1.9 million from $1.9 million at December 31, 2022.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $4.5 million, or 12.6%, during the first three months of 2023. The increase is primarily related to the acquisition of HSBI. As of March 31, 2023, accrued interest payable increased $763 thousand, or 23.0% to $4.1 million from $3.3 million at December 31, 2022. The ACL on OBSC exposures increased $500 thousand to $1.8 million at March 31, 2023 when compared to December 31, 2022. The increase in the ACL on OBSC exposures for the three months ended March 31, 2023 was due to the day one provision for unfunded commitments related to the HSBI acquisition.
CAPITAL
At March 31, 2023, the Company had total shareholders’ equity of $896.4 million, comprised of $32.3 million in common stock, $41.1 million in treasury stock, $773.6 million in surplus, $262.4 million in undivided profits, and $130.8 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2022 was $646.7 million. The increase of $249.8 million, or 38.6%, in shareholders’ equity during the first three months of 2023 is primarily attributable to $18.2 million decrease in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities and $6.5 million in cash dividends paid these decreases in total shareholders’ equity were offset by capital added through net earnings of $16.3 million, and $221.5 million added through the HSBI acquisition.
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

Regulatory Capital Ratios The First Bank	March 31, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	13.6%	15.6%	6.5%	7.0%
Tier 1 Capital Ratio	13.6%	15.6%	8.0%	8.5%
Total Capital Ratio	14.5%	16.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.3%	11.1%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	March 31, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	11.2%	12.7%	N/A	N/A
Tier 1 Capital Ratio**	11.6%	13.0%	N/A	N/A
Total Capital Ratio	14.7%	16.7%	N/A	N/A
Tier 1 Leverage Ratio	8.8%	9.3%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2023 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of March 31, 2023, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at March 31, 2023 was $896.4 million, or approximately 11.2% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
On June 30, 2006, The Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”) in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. Trust 2 issued $4.0 million of Trust Preferred Securities (“TPSs”) to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month LIBOR plus 1.65% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.

On July 27, 2007, The Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”) in which the Company owns all of the common equity. The debentures are the sole asset of Trust 3. The Trust issued $6.0 million of TPSs to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three-month LIBOR plus 1.40% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
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
In 2023, The Company acquired HSBI's debentures issued to Liberty Shares Statutory Trust II ("Trust"), which consisted of $10.3 million in Debt Securities. The Debt Securities represent the sole assets of the Trust. The debentures mature on March 15, 2036. The interest rate reprices quarterly equal to the three-month LIBOR plus 148 basis points with interest payable quarterly.
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
The Company had $154.1 million of subordinated debt, net of deferred issuance costs $1.8 million and unamortized fair value mark $1.9 million, at March 31, 2023, compared to $145.0 million, net of deferred issuance costs $1.9 million and unamortized fair value mark $593 thousand, at December 31, 2022.
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
Operating Net Earnings

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net income available to common shareholders	$16,271	$16,829
Acquisition and charter conversion charges	3,793	408
Tax on acquisition and charter conversion charges	(960)	(103)
Initial provision for acquired loans	10,727	—
Tax on initial provision for acquired loans	(2,714)	—
Treasury awards	—	(702)
Tax on Treasury awards	—	178
BOLI income from death proceeds	—	(1,630)
Net earnings available to common shareholders, operating	$27,117	$14,980
Diluted Operating Earnings per Share

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Diluted earnings per share	$0.52	$0.81
Acquisition and charter conversion charges	0.11	0.02
Tax on acquisition and charter conversion charges	(0.02)	—
Initial provision for acquired loans	0.34	—
Tax on initial provision for acquired loans	(0.09)	—
Effect of Treasury awards	—	(0.03)
BOLI income from death proceeds	—	(0.08)
Diluted earnings per share, operating	$0.86	$0.72

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net interest income	$64,926	$38,639
Tax exempt investment income	(2,948)	(2,422)
Taxable investment income	3,946	3,242
Net interest income, FTE	$65,924	$39,459

Average earning assets	$7,150,667	$5,669,057
Net interest margin, FTE	3.69%	2.78%
Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Earnings before income taxes	$20,868	$21,206
Acquisition and charter conversion charges	3,793	408
Provision for credit loss	11,000	—
Treasury awards	—	(702)
BOLI income from death proceeds	—	(1,630)
Pre-Tax, Pre-Provision Operating Earnings	$35,661	$19,282
Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Total interest income	$80,338	$42,741
Tax-exempt investment income	(2,948)	(2,422)
Taxable investment income	3,946	3,242
Total interest income, FTE	$81,336	$43,561

Yield on average earning assets, FTE	4.55%	3.07%
Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Interest income investment securities	$11,706	$8,574
Tax-exempt investment income	(2,948)	(2,422)
Taxable investment income	3,946	3,242
Interest income investment securities, FTE	$12,704	$9,394

Average investment securities	$2,028,341	$1,897,303

Yield on investment securities, FTE	2.51%	1.98%

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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

March 31, 2023	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(0.4)%	(20.0)%	(7.4)%	(40.0)%
Up 300 bps	1.6%	(15.0)%	(2.8)%	(30.0)%
Up 200 bps	2.3%	(10.0)%	0.5%	(20.0)%
Up 100 bps	1.6%	(5.0)%	2.3%	(10.0)%
Down 100 bps	(1.2)%	(5.0)%	(1.3)%	(10.0)%
Down 200 bps	(5.7)%	(10.0)%	(8.3)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2023, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2023	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	245,776	257,584	260,693	264,878	266,642	264,873	259,744
Dollar Change	(14,917)	(3,109)		4,185	5,949	4,180	(949)
NII @ Risk - Sensitivity Y1	(5.7)%	(1.2)%		1.6%	2.3%	1.6%	(0.4)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $14.9 million lower than in a stable interest rate scenario, for an negative variance of 5.7%. The unfavorable variance increases if rates were to drop below 200 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect would be exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.

Net interest income would likely improve by $5.9 million, or 2.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 221.0%, which means that there are more assets repricing than liabilities within the first year. The Company is “asset-sensitive.” These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2023, under different interest rate scenarios relative to a base case of current interest rates:

March 31, 2023	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,493,461	1,606,781	1,628,282	1,665,061	1,635,686	1,582,494	1,507,466
Change in EVE from base	(134,821)	(21,501)		36,779	7,404	(45,788)	(120,816)
% Change	(8.3)%	(1.3)%		2.3%	0.5%	(2.8)%	(7.4)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

The table shows that our EVE will generally deteriorate in declining rate scenarios but should benefit from a parallel shift upward in the yield curve. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item 1A - Risk Factors" of the Company's 2022 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, or results of operations, or the trading price of our securities.
Other than the risk factors set forth below, there are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2022 Form 10-K.
Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies, and in particular, regional banks like the Company. These developments have negatively impacted client confidence in regional banks, which could prompt clients to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate increased regulatory scrutiny - in the course of routine examinations and otherwise - and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available-for-sale or held-to-maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position and general oversight and internal control structures regarding the foregoing. This could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position which could, in turn, negatively impact our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Current Program
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1 - January 31	—		$—	—	$50,000
February 1 - February 28	—		—	—	50,000
March 1 - March 31	9,827		31.31	—	50,000
Total	9,827	(a)	$31.31	—
______________________________________
(a)The 9,827 shares purchased in the 1st quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
(b)On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2023 Repurchase Program expires on December 31, 2023.
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

THE FIRST BANCSHARES, INC.
(Registrant)

May 10, 2023	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

May 10, 2023	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)