Form 10-Q
period 2023-06-30
FIRST BANCSHARES INC /MS/
filed 2023-08-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Common stock, $1.00 par value, 32,345,400 shares issued and 31,095,793 outstanding as of August 3, 2023.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$105,788	$67,176
Interest-bearing deposits with banks	88,262	78,139
Total cash and cash equivalents	194,050	145,315
Securities available-for-sale, at fair value (amortized cost: $1,356,696 - 2023; $1,418,337 - 2022; allowance for credit losses: $0)	1,199,103	1,257,101
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $613,831 - 2023; $642,097 - 2022)	663,473	691,484
Other securities	35,725	33,944
Total securities	1,898,301	1,982,529
Loans held for sale	6,602	4,443
Loans held for investment	5,010,925	3,774,157
Allowance for credit losses	(52,614)	(38,917)
Net loans held for investment	4,958,311	3,735,240
Interest receivable	30,837	27,723
Premises and equipment	178,489	143,518
Operating lease right-of-use assets	6,194	7,620
Finance lease right-of-use assets	1,698	1,930
Cash surrender value of bank-owned life insurance	132,737	95,571
Goodwill	272,522	180,254
Other real estate owned	5,588	4,832
Other assets	176,779	132,742
Total assets	$7,862,108	$6,461,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$2,086,666	$1,630,203
Interest-bearing	4,405,601	3,864,201
Total deposits	6,492,267	5,494,404
Interest payable	7,968	3,324
Borrowed funds	280,000	130,100
Subordinated debentures	128,214	145,027
Operating lease liabilities	6,353	7,810
Finance lease liabilities	1,829	1,918
Allowance for credit losses on off-balance sheet credit exposures	2,075	1,325
Other liabilities	43,956	31,146
Total liabilities	6,962,662	5,815,054
Shareholders’ equity:
Common stock, par value $1 per share, 80,000,000 shares authorized shares authorized; 32,345,400 shares issued at June 30, 2023, and par value $1 per share, 40,000,000 shares authorized; 25,275,369 shares issued at December 31, 2022	32,345	25,275
Additional paid-in capital	774,101	558,833
Retained earnings	279,350	252,623
Accumulated other comprehensive (loss) income	(145,239)	(148,957)
Treasury stock, at cost, 1,249,607 shares at June 30, 2023 and at December 31, 2022	(41,111)	(41,111)
Total shareholders’ equity	899,446	646,663
Total liabilities and shareholders’ equity	$7,862,108	$6,461,717
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$74,590	$34,663	$142,324	$68,817
Interest and dividends on securities:
Taxable interest and dividends	7,867	8,372	16,626	14,524
Tax exempt interest	2,948	2,780	5,896	5,202
Interest on federal funds sold and interest-bearing deposits in other banks	789	32	1,686	45
Total interest income	86,194	45,847	166,532	88,588
Interest expense:
Interest on deposits	14,762	1,905	27,039	4,188
Interest on borrowed funds	5,402	1,841	8,537	3,660
Total interest expense	20,164	3,746	35,576	7,848
Net interest income	66,030	42,101	130,956	80,740
Provision for credit losses, LHFI	1,000	450	11,500	450
Provision for credit losses, OBSC exposures	250	150	750	150
Net interest income after provision for credit losses	64,780	41,501	118,706	80,140
Non-interest income:
Service charges on deposit accounts	3,425	2,038	7,082	4,078
(Loss) on securities	(48)	(80)	(48)	(83)
Gain on acquisition	—	281	—	281
Government awards/grants	—	171	—	873
BOLI death proceeds	—	—	—	1,630
(Loss) gain on sale of premises and equipment	—	(115)	663	(113)
Other	9,046	6,369	17,338	13,155
Total non-interest income	12,423	8,664	25,035	19,821
Non-interest expense:
Salaries and employee benefits	23,315	17,237	46,888	34,036
Occupancy and equipment	5,041	3,828	10,337	7,704
Acquisition expense/charter conversion	4,101	1,172	7,894	1,580
Other	14,442	8,718	27,450	16,225
Total non-interest expense	46,899	30,955	92,569	59,545
Income before income taxes	30,304	19,210	51,172	40,416
Income tax expense	6,525	3,457	11,122	7,834
Net income	$23,779	$15,753	$40,050	$32,582

Basic earnings per share	$0.76	$0.77	$1.28	$1.58
Diluted earnings per share	0.75	0.76	1.27	1.57
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$23,779	$15,753	$40,050	$32,582
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(19,504)	(57,007)	4,745	(159,856)
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	92	—	184	—
Reclassification adjustment for losses (gains) included in net income	48	80	48	83
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(19,364)	(56,927)	4,977	(159,773)
Income tax (expense) benefit	4,899	14,401	(1,259)	40,422
Other comprehensive (loss) income	(14,465)	(42,526)	3,718	(119,351)
Comprehensive income (loss)	$9,314	$(26,773)	$43,768	$(86,769)
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	21,734,437	21,734	459,075	219,589	(68,847)	(1,249,607)	(41,111)	590,440
Net income	—	—	—	15,753	—	—	—	15,753
Other comprehensive loss	—	—	—	—	(42,526)	—	—	(42,526)
Dividends on common stock, $0.18 per share	—	—	—	(3,688)	—	—	—	(3,688)
Issuance of restricted stock grants	47,767	48	(48)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(2,473)	(2)	(71)	—	—	—	—	(73)
Compensation expense	—	—	546	—	—	—	—	546
Balance, June 30, 2022	21,778,731	$21,779	$459,503	$231,654	$(111,373)	(1,249,607)	$(41,111)	$560,452

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive income	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	32,304,153	32,304	773,612	262,396	(130,774)	(1,249,607)	(41,111)	896,427
Net income	—	—	—	23,779	—	—	—	23,779
Other comprehensive loss	—	—	—	—	(14,465)	—	—	(14,465)
Dividends on common stock, $0.22 per share	—	—	—	(6,825)	—	—	—	(6,825)
Issuance of restricted stock grants	45,773	46	(46)	—	—	—	—	—
Restricted stock grants forfeited	(4,526)	(5)	5	—	—	—	—	—
Compensation expense	—	—	530	—	—	—	—	530
Balance, June 30, 2023	32,345,400	$32,345	$774,101	$279,350	$(145,239)	(1,249,607)	$(41,111)	$899,446
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,050	$32,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,321	6,520
Provision for credit loss	12,250	600
Loss (gain) on sale or writedown of ORE	533	235
Securities loss (gain)	48	83
Acquisition gain	—	(281)
(Gain) loss on disposal of premises and equipment	(663)	113
Restricted stock expense	1,123	1,012
Increase in cash value of life insurance	(1,587)	(1,080)
Federal Home Loan Bank stock dividends	(222)	(1)
Residential loans originated and held for sale	(50,376)	(79,176)
Proceeds from sale of residential loans held for sale	48,217	80,151
Changes in:
Interest receivable	1,235	(1,287)
Interest payable	4,644	(104)
Operating lease liability	(1,457)	(47)
Other, net	(17,370)	6,029
Net cash provided by operating activities	38,746	45,349
Cash flows from investing activities:
Available-for-sale securities:
Sales	171,150	—
Maturities, prepayments, and calls	59,142	106,960
Purchases	—	(7,000)
Held-to-maturity securities:
Maturities, prepayments, and calls	30,155	4,666
Purchases	—	(597,673)
Purchases of other securities	(9,473)	(361)
Proceeds from other securities	8,741	—
Net (increase) decrease in loans	(70,124)	(163,403)
Net changes in premises and equipment	(2,916)	(4,125)
Proceeds from sale of other real estate owned	587	836
Proceeds from the sale of premises and equipment	731	712
Bank-owned life insurance – death proceeds	—	1,630
Cash received in excess of cash paid for acquisitions	106,973	—
Net cash provided by (used in) investing activities	294,966	(657,758)
Cash flows from financing activities:
(Decrease) increase in deposits	(395,323)	79,413
Net change in borrowed funds	149,900	—
Principal payments on finance lease liabilities	(89)	(88)
Dividends paid on common stock	(13,158)	(7,050)
Cash paid to repurchase common stock	—	(22,180)
Payment of subordinated debt issuance costs	—	(1)
Called/repayment of subordinated debt	(26,000)	—
Repurchase of restricted stock for payment of taxes	(307)	(627)
Net cash (used in) provided by financing activities	(284,977)	49,467

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Net change in cash and cash equivalents	48,735	(562,942)
Beginning cash and cash equivalents	145,315	919,713
Ending cash and cash equivalents	$194,050	$356,771
Supplemental disclosures:
Loans transferred to other real estate	$1,267	$495
Issuance of restricted stock grants	$165	$130
Dividends on restricted stock grants	$165	$105
Stock issued in connection with HSBI acquisition	6,920,422	—
Lease liabilities arising from obtaining right-of-use assets	$—	$600
Lease liabilities arising from HSBI acquisition	$184	$—
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022.
NOTE 2 – SUMMARY OF ORGANIZATION
The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).
At June 30, 2023, the Company had approximately $7.862 billion in assets, $4.958 billion in net loans held for investment (“LHFI”), $6.492 billion in deposits, and $899.4 million in shareholders' equity. For the six months ended June 30, 2023, the Company reported net income of $40.1 million.
On February 24, 2023, the Company paid a cash dividend in the amount of $0.21 per share to shareholders of record as of the close of business on February 8, 2023. On May 24, 2023, the Company paid a cash dividend of $0.22 per share to shareholders of record as of the close of business on May 8, 2023.
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
NOTE 4 – BUSINESS COMBINATIONS
Acquisitions
Heritage Southeast Bank
On January 1, 2023, the Company completed its acquisition of Heritage Southeast Bancorporation, Inc. ("HSBI"), pursuant to an Agreement and Plan of Merger dated July 27, 2022, by and between the Company and HSBI (the "HSBI Merger Agreement"). Upon the completion of the merger of HSBI with and into the Company, Heritage Southeast Bank, HSBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the HSBI Merger Agreement, each share of HSBI common stock was converted into the right to receive 0.965 of a share of Company common stock. The Company paid a total consideration of $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included 6,920,422 shares of the Company's common stock, and $16 thousand in cash in lieu of fractional shares. The HSBI acquisition provides the opportunity for the Company to expand its operations in Georgia and the Florida panhandle.
In connection with the acquisition of HSBI, the Company recorded approximately $92.1 million of goodwill, of which $3.2 million funded the ACL for estimated losses on the acquired PCD loans, and $43.7 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the HSBI acquisition were $3.0 million and $4.2 million for the three months and six months period ended June 30, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The assets acquired and liabilities assumed, and consideration paid in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through January 1, 2024, in respect of the acquisition, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the goodwill generated from the transaction.

($ in thousands)
Purchase price:
Cash and stock	$221,538
Total purchase price	221,538
Identifiable assets:
Cash	$106,973
Investments	172,775
Loans	1,155,712
Core deposit intangible	43,739
Personal and real property	35,963
Other real estate owned	857
Bank owned life insurance	35,579
Deferred taxes	6,129
Interest receivable	4,349
Other assets	3,103
Total assets	1,565,179
Liabilities and equity:
Deposits	1,392,432
Trust Preferred	9,015
Other liabilities	34,271
Total liabilities	1,435,718
Net assets acquired	129,461
Goodwill	$92,077
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
In connection with the acquisition of BBI, the Company recorded approximately $23.5 million of goodwill, of which $1.3 million funded the ACL for estimated losses on the acquired PCD loans, and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the BBI acquisition were $471 thousand and $1.3 million for the three months and six months period ended June 30, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The assets acquired and liabilities assumed, and consideration paid in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which will run through August 1, 2023, in respect of the acquisition, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the goodwill generated from the transaction.

($ in thousands)
Purchase price:
Cash and stock	$101,470
Total purchase price	101,470
Identifiable assets:
Cash	$23,939
Investments	22,643
Loans	485,171
Other real estate	8,429
Bank owned life insurance	10,092
Core deposit intangible	9,791
Personal and real property	11,895
Deferred tax asset	27,135
Other assets	9,235
Total assets	608,330
Liabilities and equity:
Deposits	490,591
Borrowings	25,000
Other liabilities	14,772
Total liabilities	530,363
Net assets acquired	77,967
Goodwill	$23,503
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the six months ended June 30, 2023 and 2022 as if the BBI and HSBI acquisitions had occurred on January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	(unaudited)	(unaudited)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net interest income	$130,956	$90,701
Non-interest income	25,035	32,240
Total revenue	155,991	122,941
Income before income taxes	59,066	61,621
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the six months ended June 30, 2023, include the operating results of the acquired assets and assumed liabilities of the above mentioned acquisitions subsequent to the acquisition date.
NOTE 5 – EARNINGS APPLICABLE TO COMMON SHAREHOLDERS
Basic per share data is calculated based on the weighted-average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as restricted stock grants. There were no anti-dilutive common stock equivalents excluded in the calculations.
The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations applicable to common shareholders.

($ in thousands, except per share amount)	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$23,779	31,378,364	$0.76	$15,753	20,507,451	$0.77
Effect of dilutive shares:
Restricted stock grants		213,301			108,477
Diluted earnings per share	$23,779	31,591,665	$0.75	$15,753	20,615,928	$0.76

($ in thousands, except per share amount)	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$40,050	31,343,911	$1.28	$32,582	20,602,698	$1.58
Effect of dilutive shares:
Restricted stock grants		205,828			122,847
Diluted earnings per share	$40,050	31,549,739	$1.27	$32,582	20,725,545	$1.57
The Company granted 118,689 shares and 82,123 shares of restricted stock in the first quarter of 2023 and 2022, respectively. The Company granted 45,773 shares and 47,827 shares of restricted stock in the second quarter of 2023 and 2022, respectively.

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
NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2023, and December 31, 2022, these financial instruments consisted of the following:

($ in thousands)	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$74,312	$53,495	$43,227	$15,758
Unused lines of credit	302,087	691,746	243,043	404,025
Standby letters of credit	16,584	11,122	4,260	9,909
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2023 and December 31, 2022. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,825	$1,070	$1,325	$1,070
Credit loss expense related to OBSC exposures	250	150	750	150
Balance at end of period	$2,075	$1,220	$2,075	$1,220
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded $250 thousand and $150 thousand provision for the three months period ended June 30, 2023 and 2022, respectively. For the six months period ended June 30, 2023 and 2022, the Company recorded $750 thousand and $150 thousand provision to the ACL on OBSC exposures, respectively. The increase in the ACL on OBSC exposures for the six months ended June 30, 2023 compared to the same period in 2022 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2023 and December 31, 2022:
•Investment Securities: The fair value for investment securities is determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, valuing debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
•Loans Held for Sale - Loans held for sale are carried at fair value in the aggregate as determined by the outstanding commitments from investors. As, such we classify those loans subjected to recurring fair value adjustments as Level 2 of the fair value hierarchy.
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
Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

June 30, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$194,050	$194,050	$194,050	$—	$—
Securities available-for-sale	1,199,103	1,199,103	124,616	1,053,435	21,052
Securities held-to-maturity	663,473	613,831	—	613,831	—
Loans held for sale	6,602	6,602	—	6,602	—
Loans, net	4,958,311	4,795,956	—	—	4,795,956
Accrued interest receivable	30,837	30,837	—	8,957	21,880
Interest rate swaps	12,469	12,469	—	12,469	—
Liabilities:
Noninterest-bearing deposits	$2,086,666	$2,086,666	$—	$2,086,666	$—
Interest-bearing deposits	4,405,601	4,151,398	—	4,151,398	—
Subordinated debentures	128,214	106,361	—	—	106,361
FHLB and other borrowings	280,000	280,000	—	280,000	—
Accrued interest payable	7,968	7,968	—	7,968	—
Interest rate swaps	12,469	12,469	—	12,469	—

December 31, 2022	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$145,315	$145,315	$145,315	$—	$—
Securities available-for-sale	1,257,101	1,257,101	123,854	1,118,099	15,148
Securities held-to-maturity	691,484	642,097	—	642,097	—
Loans held for sale	4,443	4,443	—	4,443	—
Loans, net	3,735,240	3,681,313	—	—	3,681,313
Accrued interest receivable	27,723	27,723	—	9,757	17,966
Interest rate swaps	12,825	12,825	—	12,825	—
Liabilities:
Non-interest-bearing deposits	$1,630,203	$1,630,203	$—	$1,630,203	$—
Interest-bearing deposits	3,864,201	3,505,990	—	3,505,990	—
Subordinated debentures	145,027	133,816	—	—	133,816
FHLB and other borrowings	130,100	130,100	—	130,100	—
Accrued interest payable	3,324	3,324	—	3,324	—
Interest rate swaps	12,825	12,825	—	12,825	—
Assets measured at fair value on a recurring basis are summarized below:

June 30, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$124,616	$124,616	$—	$—
Obligations of U.S. Government agencies and sponsored entities	132,738	—	132,738	—
Municipal securities	447,901	—	426,880	21,021
Mortgage-backed securities	455,979	—	455,979	—
Corporate obligations	37,869	—	37,838	31
Total available-for-sale	$1,199,103	$124,616	$1,053,435	$21,052
Loans held for sale	$6,602	$—	$6,602	$—
Interest rate swaps	$12,469	$—	$12,469	$—
Liabilities
Interest rate swaps	$12,469	$—	$12,469	$—

December 31, 2022
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$123,854	$123,854	$—	$—
Obligations of U.S. Government agencies and sponsored entities	144,369	—	144,369	—
Municipal securities	457,857	—	442,740	15,117
Mortgage-backed securities	490,139	—	490,139	—
Corporate obligations	40,882	—	40,851	31
Total available-for-sale	$1,257,101	$123,854	$1,118,099	$15,148
Loans held for sale	$4,443	$—	$4,443	$—
Interest rate swaps	$12,825	$—	$12,825	$—
Liabilities:
Interest rate swaps	$12,825	$—	$12,825	$—
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2023	2022
Balance, January 1	$31	$43
Paydowns	—	(11)
Balance at June 30	$31	$32

	Municipal Securities
($ in thousands)	2023	2022
Balance, January 1	$15,117	$20,123
Purchases	—	—
Maturities, calls and paydowns	(236)	(236)
Transfer from level 2 to level 3	6,085	—
Unrealized gain (loss) included in comprehensive income	55	(1,630)
Balance at June 30	$21,021	$18,257
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2023	$31	Discounted cash flow	Probability of default	7.69% - 7.76%
December 31, 2022	$31	Discounted cash flow	Probability of default	6.98% - 7.19%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2023	$21,021	Discounted cash flow	Discount Rate	3.65% - 5.61%
December 31, 2022	$15,117	Discounted cash flow	Discount Rate	3.00% - 4.00%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2023 and December 31, 2022.

June 30, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,740	$—	$—	$6,740
Other real estate owned	5,588	—	—	5,588

December 31, 2022
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$5,552	$—	$—	$5,552
Other real estate owned	4,832	—	—	4,832

NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at June 30, 2023 and December 31, 2022.

($ in thousands)	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,683	$—	$11,067	$124,616
Obligations of U.S. government agencies and sponsored entities	152,520	1	19,783	132,738
Tax-exempt and taxable obligations of states and municipal subdivisions	505,231	430	57,760	447,901
Mortgage-backed securities - residential	319,417	3	40,622	278,798
Mortgage-backed securities - commercial	201,601	51	24,471	177,181
Corporate obligations	42,244	—	4,375	37,869
Total available-for-sale	$1,356,696	$485	$158,078	$1,199,103
Held-to-maturity:
U.S. Treasury	$89,687	$—	$4,648	$85,039
Obligations of U.S. government agencies and sponsored entities	33,681	—	2,383	31,298
Tax-exempt and taxable obligations of states and municipal subdivisions	247,126	6,330	15,968	237,488
Mortgage-backed securities - residential	148,859	—	16,902	131,957
Mortgage-backed securities - commercial	134,120	—	14,016	120,104
Corporate obligations	10,000	—	2,055	7,945
Total held-to-maturity	$663,473	$6,330	$55,972	$613,831

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,752	$—	$11,898	$123,854
Obligations of U.S. government agencies sponsored entities	163,054	3	18,688	144,369
Tax-exempt and taxable obligations of states and municipal subdivisions	519,190	598	61,931	457,857
Mortgage-backed securities - residential	341,272	11	42,041	299,242
Mortgage-backed securities - commercial	215,200	60	24,363	190,897
Corporate obligations	43,869	—	2,987	40,882
Total available-for-sale	$1,418,337	$672	$161,908	$1,257,101
Held-to-maturity:
U.S. Treasury	$109,631	$—	$5,175	$104,456
Obligations of U.S. government agencies and sponsored entities	33,789	—	2,153	31,636
Tax-exempt and taxable obligations of states and municipal subdivisions	247,467	4,525	13,699	238,293
Mortgage-backed securities - residential	156,119	—	17,479	138,640
Mortgage-backed securities - commercial	134,478	7	13,798	120,687
Corporate obligations	10,000	—	1,615	8,385
Total held-to-maturity	$691,484	$4,532	$53,919	$642,097
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
At both June 30, 2023 and December 31, 2022, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.7 million and $6.2 million at June 30, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of June 30, 2023 and December 31, 2022.
Securities Held to Maturity
At June 30, 2023 and December 31, 2022, the potential credit loss exposure was $201 thousand and $242 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $3.4 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both June 30, 2023 and December 31, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both June 30, 2023 and December 31, 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2023 and December 31, 2022, aggregated by credit quality indicators.

($ in thousands)	June 30, 2023	December 31, 2022
Aaa	$440,152	$467,736
Aa1/Aa2/Aa3	137,533	110,854
A1/A2	33,349	13,757
BBB	10,000	10,000
Not rated	42,439	89,137
Total	$663,473	$691,484

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	June 30, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$62,185	$61,053
Due after one year through five years	265,117	246,185
Due after five years through ten years	334,035	289,647
Due greater than ten years	174,341	146,239
Mortgage-backed securities - residential	319,417	278,798
Mortgage-backed securities - commercial	201,601	177,181
Total	$1,356,696	$1,199,103

Held-to-maturity:
Due less than one year	$38,491	$37,396
Due after one year through five years	72,423	68,056
Due after five years through ten years	52,315	47,359
Due greater than ten years	217,265	208,959
Mortgage-backed securities - residential	148,859	131,957
Mortgage-backed securities - commercial	134,120	120,104
Total	$663,473	$613,831
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.186 billion at June 30, 2023 and $1.031 billion at December 31, 2022, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	June 30, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$124,616	$11,067	$124,616	$11,067
Obligations of U.S. government agencies and sponsored entities	1,031	38	131,338	19,745	132,369	19,783
Tax-exempt and taxable obligations of state and municipal subdivisions	47,332	2,055	378,121	55,705	425,453	57,760
Mortgage-backed securities - residential	9,805	423	268,497	40,199	278,302	40,622
Mortgage-backed securities - commercial	5,067	333	167,716	24,138	172,783	24,471
Corporate obligations	8,323	1,177	29,547	3,198	37,870	4,375
Total	$71,558	$4,026	$1,099,835	$154,052	$1,171,393	$158,078

Held-to-maturity:
U.S. Treasury	$—	$—	$85,039	$4,648	$85,039	$4,648
Obligations of U.S. government agencies and sponsored entities	736	—	30,561	2,383	31,297	2,383
Tax-exempt and taxable obligations of state and municipal subdivisions	44,551	4,276	67,739	11,692	112,290	15,968
Mortgage-backed securities - residential	—	—	131,957	16,902	131,957	16,902
Mortgage-backed securities - commercial	25,217	1,829	94,887	12,187	120,104	14,016
Corporate obligations	—	—	7,945	2,055	7,945	2,055
Total	$70,504	$6,105	$418,128	$49,867	$488,632	$55,972

($ in thousands)	December 31, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$4,563	$419	$119,292	$11,479	$123,855	$11,898
Obligations of U.S. government agencies and sponsored entities	34,254	2,293	109,431	16,395	143,685	18,688
Tax-exempt and taxable obligations of state and municipal subdivisions	275,202	31,152	159,508	30,779	434,710	61,931
Mortgage-backed securities - residential	76,125	4,970	222,274	37,071	298,399	42,041
Mortgage-backed securities - commercial	50,193	3,025	136,062	21,338	186,255	24,363
Corporate obligations	35,142	1,995	5,739	992	40,881	2,987
Total	$475,479	$43,854	$752,306	$118,054	$1,227,785	$161,908

Held-to-maturity:
U.S. Treasury	$104,457	$5,175	$—	$—	$104,457	$5,175
Obligations of U.S. government agencies and sponsored entities	31,636	2,153	—	—	31,636	2,153
Tax-exempt and taxable obligations of state and municipal subdivisions	127,628	13,583	15,303	116	142,931	13,699
Mortgage-backed securities - residential	138,639	17,479	—	—	138,639	17,479
Mortgage-backed securities - commercial	119,758	13,798	—	—	119,758	13,798
Corporate obligations	8,385	1,615	—	—	8,385	1,615
Total	$530,503	$53,803	$15,303	$116	$545,806	$53,919
At June 30, 2023 and December 31, 2022, the Company’s securities portfolio consisted of 1,208 and 1,265 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at June 30, 2023 and December 31, 2022.
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
The following table shows the composition of the loan portfolio:

($ in thousands)	June 30, 2023	December 31, 2022
Loans held for sale
Mortgage loans held for sale	$6,602	$4,443
Total LHFS	$6,602	$4,443

Loans held for investment
Commercial, financial and agriculture (1)	$790,295	$536,192
Commercial real estate	2,915,886	2,135,263
Consumer real estate	1,249,295	1,058,999
Consumer installment	55,449	43,703
Total loans	5,010,925	3,774,157
Less allowance for credit losses	(52,614)	(38,917)
Net LHFI	$4,958,311	$3,735,240
____________________________________________________________

(1)	Loan balance includes $514 thousand and $710 thousand in Paycheck Protection Program (“PPP”) loans as of June 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At June 30, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $21.9 million and $18.0 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	June 30, 2023
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$1,549	$—	$221	$1,066	$2,836	$790,295	$172
Commercial real estate	1,278	—	9,196	793	11,267	2,915,886	5,030
Consumer real estate	1,899	—	3,324	1,419	6,642	1,249,295	1,456
Consumer installment	177	—	18	—	195	55,449	—
Total	$4,903	$—	$12,759	$3,278	$20,940	$5,010,925	$6,658
___________________________________________________________

(1)	Total loan balance includes $514 thousand in PPP loans as of June 30, 2023.

	December 31, 2022
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$220	$—	$19	$—	$239	$536,192	$—
Commercial real estate	1,984	—	7,445	1,129	10,558	2,135,263	4,560
Consumer real estate	3,386	289	2,965	1,032	7,672	1,058,999	791
Consumer installment	173	—	1	—	174	43,703	—
Total	$5,763	$289	$10,430	$2,161	$18,643	$3,774,157	$5,351
___________________________________________________________

(1)	Total loan balance includes $710 thousand in PPP loans as of December 31, 2022.
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
As of June 30, 2023, and December 31, 2022 the amortized cost of the Company’s PCD loans totaled $65.9 million and $24.0 million, respectively, which had an estimated ACL of $3.5 million and $1.7 million, respectively.
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
The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)	Payment Modification	Percentage of Total Loans Held for Investment
Consumer real estate	$60	—%
Total	$60	—%
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

The following table presents LHFI by class modified as TDRs that occurred during the three and six months ended June 30, 2022.

($ in thousands, except for number of loans)	Three Months Ended June 30,
2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	1	$15	$15
Total	1	$15	$15
The TDRs presented above increased the ACL $0 and resulted in no charge-offs for the three months period ended June 30, 2022.

($ in thousands, except for number of loans)	Six Months Ended June 30,
2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification
Commercial, financial and agriculture	1	$15	$15
Total	1	$15	$15
The TDRs presented above increased the ACL $0 and resulted in no charge-offs for the six months period ended June 30, 2022.
The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification.

($ in thousands, except for number of loans)	Six Months Ended June 30,
Troubled Debt Restructurings That Subsequently Defaulted:	2022
	Number of Loans	Recorded Investment
Commercial real estate	3	$4,562
Consumer real estate	3	133
Total	6	$4,695
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $1.5 million and resulted in no charge-offs for the six months period ended June 30, 2022.

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
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of June 30, 2023 and December 31, 2022:

June 30, 2023
($ in thousands)	Real Property	Miscellaneous	Total
Commercial, financial and agriculture	$—	$172	$172
Commercial real estate	5,030	—	5,030
Consumer real estate	1,574	—	1,574
Total	$6,604	$172	$6,776

December 31, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$4,560	$4,560
Consumer real estate	998	998
Total	$5,558	$5,558
A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures the Company’s collateral dependent LHFI:
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of June 30, 2023, these loans totaled $273.0 million, of which $152.8 million had been sold to other financial institutions and $120.2 million was purchased by the Company. As of December 31, 2022, these loans totaled $202.6 million, of which $100.1 million had been sold to other financial institutions and $102.5 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
These above classifications were the most current available as of June 30, 2023, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at June 30, 2023 and December 31, 2022. Revolving loans converted to term as of the six months ended June 30, 2023 and December 31, 2022 were not material to the total loan portfolio.

As of June 30, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$63,198	$153,935	$119,982	$55,578	$42,981	$74,566	$274,501	$784,741
Special mention	—	—	—	179	1,199	1,473	127	2,978
Substandard	58	427	163	317	638	948	25	2,576
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$63,256	$154,362	$120,145	$56,074	$44,818	$76,987	$274,653	$790,295
Current period gross write offs	$—	$11	$95	$2	$206	$110	$—	$424

Commercial real estate:
Risk Rating
Pass	$115,044	$801,165	$591,882	$397,524	$278,946	$619,859	$3,546	$2,807,966
Special mention	—	681	10,427	3,263	10,434	18,817	—	43,622
Substandard	—	6,981	3,389	838	5,334	47,756	—	64,298
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$115,044	$808,827	$605,698	$401,625	$294,714	$686,432	$3,546	$2,915,886
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer real estate:
Risk Rating
Pass	$87,387	$369,865	$236,851	$139,610	$64,194	$182,654	$149,200	$1,229,761
Special mention	—	76	—	—	90	4,126	2,027	6,319
Substandard	—	119	527	1,647	763	8,902	1,257	13,215
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$87,387	$370,060	$237,378	$141,257	$65,047	$195,682	$152,484	$1,249,295
Current period gross write offs	$—	$21	$—	$—	$—	$3	$—	$24
Consumer installment:
Risk Rating
Pass	$13,765	$17,183	$9,991	$4,416	$1,940	$1,618	$6,444	$55,357
Special mention	—	—	—	1	—	—	—	1
Substandard	—	9	19	42	20	1	—	91
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$13,765	$17,192	$10,010	$4,459	$1,960	$1,619	$6,444	$55,449
Current period gross write offs	$47	$370	$131	$128	$66	$243	$33	$1,018
Total
Pass	$279,394	$1,342,148	$958,706	$597,128	$388,061	$878,697	$433,691	$4,877,825
Special mention	—	757	10,427	3,443	11,723	24,416	2,154	52,920
Substandard	58	7,536	4,098	2,844	6,755	57,607	1,282	80,180
Doubtful	—	—	—	—	—	—	—	—
Total	$279,452	$1,350,441	$973,231	$603,415	$406,539	$960,720	$437,127	$5,010,925
Current period gross write offs	$47	$402	$226	$130	$272	$356	$33	$1,466

As of December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$181,761	$141,174	$55,690	$53,954	$43,441	$52,038	$181	$528,239
Special mention	380	5,188	1,664	—	—	412	—	7,644
Substandard	50	—	—	34	33	192	—	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$182,191	$146,362	$57,354	$53,988	$43,474	$52,642	$181	$536,192

Commercial real estate:
Risk Rating
Pass	$582,895	$436,661	$305,140	$217,626	$140,682	$368,185	$1,765	$2,052,954
Special mention	672	1,345	3,938	11,643	9,885	16,612	—	44,095
Substandard	50	2,830	908	1,694	4,797	27,935	—	38,214
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$583,617	$440,836	$309,986	$230,963	$155,364	$412,732	$1,765	$2,135,263

Consumer real estate:
Risk Rating
Pass	$325,853	$226,355	$136,052	$59,376	$51,515	$129,923	$112,278	$1,041,352
Special mention	—	—	—	—	823	3,846	—	4,669
Substandard	519	554	1,481	648	1,706	6,894	1,176	12,978
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$326,372	$226,909	$137,533	$60,024	$54,044	$140,663	$113,454	$1,058,999

Consumer installment:
Risk Rating
Pass	$18,925	$11,618	$5,031	$2,078	$832	$1,445	$3,725	$43,654
Special mention	—	—	—	—	—	—	—	—
Substandard	4	13	24	—	3	5	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$18,929	$11,631	$5,055	$2,078	$835	$1,450	$3,725	$43,703

Total
Pass	$1,109,434	$815,808	$501,913	$333,034	$236,470	$551,591	$117,949	$3,666,199
Special mention	1,052	6,533	5,602	11,643	10,708	20,870	—	56,408
Substandard	623	3,397	2,413	2,376	6,539	35,026	1,176	51,550
Doubtful	—	—	—	—	—	—	—	—
Total	$1,111,109	$825,738	$509,928	$347,053	$253,717	$607,487	$119,125	$3,774,157
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2023 and 2022:

($ in thousands)	Three Months Ended June 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$9,443	$28,052	$14,201	$754	$52,450
Provision for credit losses	(64)	603	(118)	579	1,000
Loans charged-off	(421)	—	(24)	(681)	(1,126)
Recoveries	14	71	64	141	290
Total ending allowance balance	$8,972	$28,726	$14,123	$793	$52,614

($ in thousands)	Six Months Ended June 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,263	5,991	2,284	962	11,500
Loans charged-off	(424)	—	(24)	(1,018)	(1,466)
Recoveries	57	86	82	262	487
Total ending allowance balance	$8,972	$28,726	$14,123	$793	$52,614

($ in thousands)	Three Months Ended June 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,874	$17,773	$8,492	$481	$31,620
Provision for credit losses	(313)	629	62	72	450
Loans charged-off	(94)	(24)	(140)	(168)	(426)
Recoveries	44	290	338	84	756
Total ending allowance balance	$4,511	$18,668	$8,752	$469	$32,400

($ in thousands)	Six Months Ended June 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Provision for credit losses	(313)	629	62	72	450
Loans charged-off	(146)	(27)	(147)	(337)	(657)
Recoveries	97	514	948	306	1,865
Total ending allowance balance	$4,511	$18,668	$8,752	$469	$32,400
The Company recorded a $11.5 million provision for credit losses for the six months ended June 30, 2023, compared to $450 thousand provision for the same period in 2022. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI merger.
The Company recorded a $1.0 million provision for credit losses for the three months ended June 30, 2023, compared to $450 thousand provision for the same periods in 2022. The increase in the provision for the three months ended June 30, 2023 is attributed to loan growth.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of June 30, 2023 and December 31, 2022.

($ in thousands)
June 30, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$172	$5,030	$1,574	$—	$6,776
Collectively evaluated	790,123	2,910,856	1,247,721	55,449	5,004,149
Total	$790,295	$2,915,886	$1,249,295	$55,449	$5,010,925

Allowance for Credit Losses
Individually evaluated	$—	$—	$36	$—	$36
Collectively evaluated	8,972	28,726	14,087	793	52,578
Total	$8,972	$28,726	$14,123	$793	$52,614

($ in thousands)
December 31, 2022	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$4,560	$998	$—	$5,558
Collectively evaluated	536,192	2,130,703	1,058,001	43,703	3,768,599
Total	$536,192	$2,135,263	$1,058,999	$43,703	$3,774,157

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	6,349	20,389	11,594	580	38,912
Total	$6,349	$20,389	$11,599	$580	$38,917
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

The following table provides outstanding interest rate swaps as of June 30, 2023 and December 31, 2022.

($ in thousands)
	June 30, 2023	December 31, 2022
Notional amount	$361,749	$328,756
Weighted average pay rate	4.5%	4.6%
Weighted average receive rate	4.5%	4.3%
Weighted average maturity in years	5.77	6.11

The following table provides the fair value of interest rate swap contracts at June 30, 2023 and December 31, 2022 included in other assets and other liabilities.

($ in thousands)
	June 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$12,469	$12,469	12,825	$12,825

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At June 30, 2023 and December 31, 2022, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months and six months ended June 30, 2023, net swap spread income included in other income was $326 thousand and $495 thousand, respectively.

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
•the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill, and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2022 Form 10-K.
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
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Second quarter 2023 compared to second quarter 2022
The Company reported net income available to common shareholders of $23.8 million for the three months ended June 30, 2023, compared with net income available to common shareholders of $15.8 million for the same period last year, an increase of $8.0 million or 50.9%. For the second quarter of 2023, fully diluted earnings per share were $0.75, compared to $0.76 for the second quarter of 2022.
Operating net earnings, a non-GAAP financial measure, for the second quarter of 2023 totaled $26.8 million compared to $16.5 million for the second quarter of 2022, an increase of $10.3 million or 62.7%. Operating net earnings, which is a non-GAAP financial measure, for the second quarter of 2023 excludes merger and conversion related costs of $3.1 million, net of tax. Operating net earnings, a non-GAAP financial measure, for the second quarter of 2022 excludes merger and conversion related costs of $875 thousand, net of tax, government grants from the U.S. Treasury of $128 thousand, net of tax, offset by $123 thousand in charitable contribution related to the U.S. Treasury awards, and bargain purchase gain and loss on sale of fixed assets, net of tax, $123 thousand. Diluted operating earnings per share, a non-GAAP financial measure, was $0.85 on a fully diluted basis for the second quarter 2023, compared to $0.80 for the same period in 2022, excluding the costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income for the second quarter 2023 was $66.0 million, an increase of $23.9 million or 56.8%, compared to $42.1 million for the same period in 2022. Fully tax equivalent (“FTE”) net interest income, which is a non-GAAP measure, totaled $67.0 million and $43.0 million for the second quarter of 2023 and 2022, respectively. Purchase accounting adjustments increased $5.9 million for the second quarter comparisons. The increase was largely due to increased interest rates as well as the acquisitions of BBI and HSBI.
Second quarter 2023 net interest margin was 3.76% including 37 basis points related to purchase accounting adjustments compared to 3.02% for the same quarter in 2022, which included 4 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin, a non-GAAP financial measure, increased 41 basis points in prior year quarterly comparison primarily due to an increase in average loans as well as interest rate increases. See reconciliation of non-GAAP financial measures provided below.
Non-interest income for the three months ended June 30, 2023 was $12.4 million compared to $8.7 million for the same period in 2022, reflecting an increase of $3.7 million or 43.4%. This increase was attributable to increases in service charges on deposit accounts and interchange fee income of $2.8 million and an increase of $1.7 million in other charges and fees. This increase was partially offset by a decrease of $454 thousand in mortgage income.
Pre-tax, pre-provision operating earnings, a non-GAAP measure, increased 71.3% to $35.7 million for the quarter-ended June 30, 2023 as compared to $20.8 million for the second quarter of 2022. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the second quarter 2023 excludes merger and conversion related costs of $4.1 million, and $1.3 million provision for credit losses. Pre-tax, pre-provision operating earnings, a non-GAAP measure, for the second quarter of 2022 excludes merger and conversion related costs of $1.2 million, $600 thousand provision for loan losses, $165 thousand bargain purchase gain and loss on sale of fixed assets, and $171 thousand in government grants from the U.S. Treasury offset by $165 thousand in charitable contributions related to the U.S. Treasury awards. See reconciliation of non-GAAP financial measures provided below.
Non-interest expense was $46.9 million for the three months ended June 30, 2023, an increase of $15.9 million or 51.5%, when compared with the same period in 2022. For the second quarter of 2023, charges related to the ongoing operations of BBI and HSBI totaled $10.0 million and acquisition charges of $2.9 million.
Investment securities totaled $1.898 billion, or 24.1% of total assets at June 30, 2023, compared to $2.105 billion, or 34.9% of total assets at June 30, 2022. For the second quarter of 2023 compared to the second quarter of 2022, the average balance of investment securities decreased $183.2 million. The average yield on investment securities increased 13 basis points to 2.23% from 2.10% in prior year quarterly comparison. The investment portfolio had a net unrealized loss of $157.6 million at June 30, 2023 as compared to a net unrealized loss of $149.1 million at June 30, 2022.
The average yield on all earning assets increased 162 basis points in prior year quarterly comparison, from 3.29% for the second quarter of 2022 to 4.91% for the second quarter of 2023. Interest expense on average interest-bearing liabilities increased 126 basis points from 0.39% for the second quarter of 2022 to 1.65% for the second quarter of 2023.
Cost of all deposits averaged 91 basis points for the second quarter of 2023 compared to 14 basis points for the second quarter of 2022. This increase was a result of rising interest rates and increased competition for deposits.
First six months 2023 compared to first six months 2022
In the year-over-year comparison, net income available to common shareholders increased $7.5 million, or 22.9%, from $32.6 million for the six months ended June 30, 2022 to $40.1 million for the same period ended June 30, 2023.
Operating net earnings, a non-GAAP financial measure, increased $22.5 million, or 71.3%, from $31.5 million at June 30, 2022 to $54.0 million at June 30, 2023. Provision for credit losses increased $11.7 million for the year-over-year comparison. Operating net earnings, a non-GAAP financial measure, excludes merger and conversion related costs of $5.9 million, net of tax, and initial provision for acquired loans for $8.0 million, net of tax, for the year-to-date period ending June 30, 2023. Operating net earnings, a non-GAAP financial measure, excludes merger and conversion related costs of $1.2 million, net of tax, government grants from the U.S. Treasury of $652 thousand, net of tax, offset by $123 thousand in contributions related to the government grants from the U.S. Treasury and $123 thousand bargain purchase gain and loss on sale of fixed assets, net of tax, for the year-to-date period ending June 30, 2022. Operating earnings per share were $1.71 on a fully diluted basis for six-month period ending June 30, 2023, compared to $1.52 for the same period in 2022, excluding the merger-related costs and income described above. See reconciliation of non-GAAP financial measures provided below.

Net interest income was $131.0 million, an increase of $50.2 million, or 62.2%, for the six months ended June 30, 2023, compared to $80.7 million for the same period in 2022. This increase was primarily due to interest income earned on a high volume of loans and securities, including loans and securities acquired from the HSBI and BBI. Average earning assets at June 30, 2023, increased $1.464 billion, or 26.0%, and average interest-bearing liabilities increased $1,024.7 million, or 26.3%, when compared to June 30, 2022.

Non-interest income for the six months ended June 30, 2023, was $25.0 million compared to $19.8 million for the same period in June 30, 2022, reflecting an increase of $5.2 million or 26.3%. The increase can be attributed to $3.0 million in services charges on deposit accounts and $ 2.7 million in interchange fee income.

The provision for credit losses was $12.3 million for the six months ended June 30, 2023, compared with $600 thousand provision for credit losses for the same period in 2022. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI merger. The allowance for credit losses of $52.6 million at June 30, 2023 is considered by management to be adequate to cover losses inherent in the loan portfolio. See “Allowance for Credit Losses” in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this evaluation.

Non-interest expense was $92.6 million for the six months ended June 30, 2023, an increase of $33.0 million or 55.5%, when compared with the same period in 2022. The increase was partially attributable to $6.3 million in acquisition and charter conversion charges and $20.9 million in increased operating expenses associated with the BBI and HSBI acquisitions for the six months ended June 30, 2023.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $7.852 billion at June 30, 2023 compared to $6.462 billion at December 31, 2022, an increase of $1.390 billion. Loans, including loans held for sale, increased $1.239 billion to $5.018 billion, or 32.8%, during the first six months of 2023. Deposits at June 30, 2023 totaled $6.511 billion compared to $5.494 billion at December 31, 2022. The majority of the increase in assets, loans, and deposits is attributed to the HSBI acquisition.
For the six months period ended June 30, 2023, The First reported net income of $46.7 million compared to $35.5 million for the six months ended June 30, 2022. Merger and conversion charges equaled $5.9 million, net of tax, for the first six months of 2023 as compared to $1.2 million, net of tax, for the first six months of 2022.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended June 30, 2023, net interest income increased by $23.9 million, or 56.8%, when compared with the same period in 2022. The increase was largely due to increased interest rates as well as the acquisitions of BBI and HSBI. PPP loans totaled $514 thousand as of June 30, 2023, a decrease of $5.8 million or 91.8% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.
Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	June 30, 2023			June 30, 2022
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,473,166	$7,867	2.14%	$1,634,679	$8,372	2.05%
Tax exempt securities	470,742	3,946	3.35%	492,405	3,721	3.02%
Total investment securities	1,943,908	11,813	2.43%	2,127,084	12,093	2.27%
Interest bearing deposits in other banks	93,464	789	3.38%	432,851	32	0.03%
Loans	4,982,368	74,590	5.99%	3,013,228	34,663	4.60%
Total earning assets	7,019,740	87,192	4.97%	5,573,163	46,788	3.36%
Other assets	862,390			539,078
Total assets	$7,882,130			$6,112,241

Interest-bearing liabilities:
Deposits	$4,465,800	$14,762	1.32%	$3,706,711	$1,905	0.21%
Borrowed funds	277,531	3,264	4.70%	—	—	—%
Subordinated debentures	145,418	2,138	5.88%	144,834	1,841	5.08%
Total interest-bearing liabilities	4,888,749	20,164	1.65%	3,851,545	3,746	0.39%
Other liabilities	2,091,882			1,667,286
Shareholders’ equity	901,499			593,410
Total liabilities and shareholders’ equity	$7,882,130			$6,112,241

Net interest income		$66,030			$42,101
Net interest margin			3.76%			3.02%
Net interest income (FTE)*		$67,028	3.32%		$43,042	3.06%
Net interest margin (FTE)*			3.82%			3.09%

($ in thousands)	Six Months Ended
	June 30, 2023			June 30, 2022
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,519,140	$16,625	2.19%	$1,565,844	$14,524	1.85%
Tax exempt securities	466,752	7,892	3.38%	446,984	6,963	3.12%
Total investment securities	1,985,892	24,517	2.47%	2,012,828	21,487	2.13%
Interest bearing deposits in other banks	119,916	1,687	2.81%	628,279	45	0.01%
Loans	4,979,034	142,324	5.72%	2,979,738	68,817	4.62%
Total earning assets	7,084,842	168,528	4.76%	5,620,845	90,349	3.21%
Other assets	857,516			535,698
Total assets	$7,942,358			$6,156,543

Interest-bearing liabilities:
Deposits	$4,587,933	$27,039	1.18%	$3,746,538	$4,188	0.22%
Borrowed funds	177,868	4,223	4.75%	—	—	—%
Subordinated debentures	150,225	4,314	5.74%	144,797	3,660	5.06%
Total interest-bearing liabilities	4,916,026	35,576	1.45%	3,891,335	7,848	0.40%
Other liabilities	2,140,995			1,635,425
Shareholders’ equity	885,337			629,783
Total liabilities and shareholders’ equity	$7,942,358			$6,156,543

Net interest income		$130,956			$80,740
Net interest margin			2.46%			2.87%
Net interest income (FTE)*		$132,952	3.31%		$82,501	2.91%
Net interest margin (FTE)*			3.75%			2.94%
____________________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and six months ended June 30, 2023 and 2022:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	June 30, 2023	% of Total	June 30, 2022	% of Total
Non-interest income:
Service charges on deposit accounts	$3,425	27.6%	$2,038	23.5%
Mortgage fee income	773	6.2%	1,227	14.2%
Interchange fee income	4,543	36.6%	3,102	35.8%
(Loss) gain on securities, net	(48)	(0.4)%	(80)	(0.9)%
Gain (loss) on sale of premises and equipment	—	0.0%	(115)	(1.3)%
Gain on acquisition	—	0.0%	281	3.2%
Government awards/grants	—	0.0%	171	2.0%
Other	3,730	30.0%	2,040	23.5%
Total non-interest income	$12,423	100%	$8,664	100%

Non-interest expense:
Salaries and employee benefits	$23,315	49.7%	$17,237	55.6%
Occupancy expense	5,041	10.7%	3,828	12.4%
FDIC/OCC premiums	758	1.6%	546	1.8%
Marketing	45	0.1%	122	0.4%
Amortization of core deposit intangibles	2,391	5.1%	1,064	3.4%
Other professional services	1,570	3.3%	768	2.5%
Other non-interest expense	9,678	20.6%	6,218	20.1%
Acquisition and charter conversion charges	4,101	8.7%	1,172	3.8%
Total non-interest expense	$46,899	100%	$30,955	100%

($ in thousands)	Six Months Ended
EARNINGS STATEMENT	June 30, 2023	% of Total	June 30, 2022	% of Total
Non-interest income:
Service charges on deposit accounts	$7,082	28.4%	$4,078	20.6%
Mortgage fee income	1,406	5.6%	2,457	12.4%
Interchange fee income	9,041	36.1%	6,299	31.8%
(Loss) gain on securities, net	(48)	(0.2)%	(83)	(0.4)%
Gain (loss) on sale of premises and equipment	663	2.6%	(113)	(0.6)%
Gain on acquisition	—	0.0%	281	1.4%
Government awards/grants	—	0.0%	873	4.4%
BOLI income from death proceeds	—	0.0%	1,630	8.2%
Other	6,891	27.5%	4,399	22.2%
Total non-interest income	$25,035	100%	$19,821	100%

Non-interest expense:
Salaries and employee benefits	$46,888	50.7%	$34,036	57.2%
Occupancy expense	10,337	11.2%	7,704	12.9%
FDIC/OCC premiums	1,428	1.5%	1,112	1.9%
Marketing	203	0.2%	208	0.3%
Amortization of core deposit intangibles	4,793	5.2%	2,128	3.6%
Other professional services	2,638	2.8%	1,331	2.2%
Other non-interest expense	18,388	19.9%	11,446	19.2%
Acquisition and charter conversion charges	7,894	8.5%	1,580	2.7%
Total non-interest expense	$92,569	100%	$59,545	100%
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
The Company’s provision for income taxes was $6.5 million or 21.5% of earnings before income taxes for the second quarter 2023, compared to $3.5 million or 18.0% of earnings before income taxes for the same period in 2022. The provision for the six months ended June 30, 2023 was $11.1 million or 21.7% of earnings before income taxes compared to $7.8 million or 19.4% for the same period in 2022.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.863 billion, or 23.7% of total assets at June 30, 2023 compared to $1.949 billion, or 30.2% of total assets at December 31, 2022.
There were no federal funds sold at June 30, 2023 and December 31, 2022; and interest-bearing balances at other banks increased to $88.3 million at June 30, 2023 from $78.1 million at December 31, 2022. The increase in interest-bearing balances is primarily related to an increase in the Federal Reserve Bank deposits. The Company’s investment portfolio decreased $84.2 million, or 4.2%, to $1.898 billion at June 30, 2023 compared to December 31, 2022. The decrease is attributed to $89.3 million in securities that matured, prepaid, or were called offset by a $3.6 million change in the net unrealized loss of the security portfolio. The Company sold approximately $171.2 million in securities that were acquired in the HSBI acquisition. The investment portfolio had a net unrealized loss of $157.6 million at June 30, 2023 as compared to a net unrealized loss of $161.2 million at December 31, 2022. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.199 billion at June 30, 2023 compared to $1.257 billion at December 31, 2022. The fair value of held-to-maturity investments totaled $613.8 million and $642.1 million at June 30, 2023 and December 31, 2022, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – "Securities" to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At June 30, 2023, LHFS totaled $6.6 million, compared to $4.4 million at December 31, 2022.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $4.958 billion at June 30, 2023, an increase of $1.223 billion, or 32.7%, from $3.735 billion at December 31, 2022. The acquisition of HSBI accounted for approximately $1.159 billion, net of purchase accounting adjustments, of the increase. PPP loans were $514 thousand at June 30, 2023, a decrease of $196 thousand, or 27.6%, from $710 thousand at December 31, 2022.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$790,295	15.8%	$536,192	14.2%
Commercial real estate	2,915,886	58.2%	2,135,263	56.5%
Consumer real estate	1,249,295	24.9%	1,058,999	28.1%
Consumer installment	55,449	1.1%	43,703	1.2%
Total loans	5,010,925	100%	3,774,157	100%
Allowance for credit losses	(52,614)		(38,917)
Net loans	$4,958,311		$3,735,240
_______________________________________
(1)Loan amount includes $514 thousand and $710 thousand in PPP loans at June 30, 2023 and December 31, 2022, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of June 30, 2023, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $16.0 million at June 30, 2023, an increase of $3.4 million from December 31, 2022.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $5.6 million at June 30, 2023, an increase of $756 thousand as compared to $4.8 million at December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand of the increase and was offset by sales and write-downs during 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	June 30, 2023	December 31, 2022
Nonaccrual Loans
Commercial, financial and agriculture	$1,287	$19
Commercial real estate	9,989	8,574
Consumer real estate	4,743	3,997
Consumer installment	18	1
Total Nonaccrual Loans	16,037	12,591

Other real-estate owned	5,588	4,832

Total NPAs	$21,625	$17,423
Past due 90 days or more and still accruing	$—	$289
Total NPAs as a % of total loans & leases net of unearned income	0.4%	0.5%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.3%	0.3%
NPAs totaled $21.6 million at June 30, 2023, compared to $17.4 million at December 31, 2022, an increase of $4.2 million. The ACL/total loans ratio was 1.05% at June 30, 2023, and 1.03% at December 31, 2022. Total valuation accounting adjustments were $33.6 million on acquired loans at June 30, 2023. The Company recorded a $9.5 million credit mark related to the BBI acquisition in 2022 and a $33.2 million credit mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.07% for the quarter ended June 30, 2023 compared to 0.004% for the quarter ended December 31, 2022.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note 10 - “Loans” for a description of the Company’s methodology and the quantitative and qualitative factors included in the calculation.
At June 30, 2023, the ACL was $52.6 million, or 1.0% of LHFI, an increase of $13.7 million, or 35.2% when compared to December 31, 2022. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2022, provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance on PCD loans acquired in the BBI acquisition. At December 31, 2022, the allowance for credit losses was approximately $38.9 million, which was 1.0% of LHFI.
At June 30, 2023, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

Allowance for Credit Losses
Balances:	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Average LHFI outstanding during period:	$4,982,368	$3,013,228	$4,979,034	$2,979,739
LHFI outstanding at end of period:	$5,010,925	$3,124,924	5,010,925	3,124,924
Allowance for Credit Losses:
Balance at beginning of period	$52,450	$31,620	$38,917	$30,742
Initial allowance on PCD loans	—		3,176
Provision:
Initial provision for acquired non-PCD loans	—	—	10,219	—
Provision for credit losses charged to expense	1,000	450	1,281	450
Charge-offs:
Commercial, financial and agriculture	421	94	424	146
Commercial real estate	—	24	—	27
Consumer real estate	24	140	24	147
Consumer installment	681	168	1,018	337
Total Charge-offs	1,126	426	1,466	657
Recoveries:
Commercial, financial and agriculture	14	44	57	97
Commercial real estate	71	290	86	514
Consumer real estate	64	338	82	948
Consumer installment	141	84	262	306
Total Recoveries	290	756	487	1,865
Net loan charge offs (recoveries)	836	(330)	979	(1,208)
Balance at end of period	$52,614	$32,400	$52,614	$32,400
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.1%	0.0%	0.04%	(0.1)%
ACL to LHFI at end of period	1.0%	1.0%	1.0%	1.0%
Net Loan Charge-offs (recoveries) to PCL	83.6%	(73.3)%	76.4%	(268.4)%
The Company recorded a $1.0 million provision for credit losses for the three months ended June 30, 2023 and $11.5 million for the six months ended June 30, 2023, compared to $450 thousand for the three and six months ended June 30, 2022. The increase in 2023 is related to the initial provision for acquired non-PCD loans of $10.2 million and an initial allowance on PCD loans of $3.2 million recorded as of March 31, 2023 due to the acquisition of HSBI.
The following table summarizes the ACL at June 30, 2023 and at December 31, 2022.

($ in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agriculture	$8,972	$6,349
Commercial real estate	28,726	20,389
Consumer real estate	14,123	11,599
Consumer installment	793	580
Total	$52,614	$38,917

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded $250 thousand and $750 thousand provision for credit losses on OBSC exposures for the three and six month period ended June 30, 2023, respectively, compared to $150 thousand for the three and six month period ended in June 30, 2022. The increase in the ACL on OBSC exposures for the six months ended June 30, 2023 was primarily due to the day one provision for unfunded commitments related to the HSBI acquisition.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $105.8 million at June 30, 2023 and $67.2 million at December 31, 2022. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $1.8 million to $35.7 million at June 30, 2023 compared to $33.9 million at December 31, 2022. The increase in other securities is related to an increase in stock held at the Federal Reserve Bank. The Company’s net premises and equipment at June 30, 2023 was $178.5 million and $143.5 million at December 31, 2022; an increase of $35.0 million, or 24.4% for the first six months of 2023. The increase is attributed to the HSBI acquisition. Operating right-of-use assets at June 30, 2023 totaled $6.2 million compared to $7.6 million at December 31, 2022, a decrease of $1.4 million. The decrease in operating right-of-use assets is attributed to several lease cancellations in the first quarter of 2023. Financing right-of-use assets at June 30, 2023 totaled $1.7 million compared to $1.9 million at December 31, 2022, a decrease of $232 thousand. Bank-owned life insurance at June 30, 2023 totaled $132.7 million compared to $95.6 million at December 31, 2022, an increase of $37.2 million. A majority of the increase in bank-owned life insurance is attributed to $35.6 million of insurance included in the acquisition of HSBI. Goodwill at June 30, 2023 increased $92.3 million to $272.5 million compared to $180.3 million at December 31, 2022. The HSBI acquisition added approximately $92.1 million in goodwill. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $38.9 million to $73.6 million as of June 30, 2023, compared to $34.6 million at December 31, 2022. The HSBI acquisition added approximately $43.7 million in CDI.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At June 30, 2023, management has determined that no impairment exists.
Other real estate owned increased by $756 thousand, or 15.6%, to $5.6 million at June 30, 2023 as compared to December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $1.122 billion at June 30, 2023 and $706.1 million at December 31, 2022, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 22.4% of gross loans at June 30, 2023 and 18.7% at December 31, 2022. The Company also had undrawn similar standby letters of credit to customers totaling $27.7 million at June 30, 2023 and $14.2 million at December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $255.0 million letter of credit issued by the FHLB on the Company’s behalf as of June 30, 2023. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, utilize the bank term funding program, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $2.066 billion at June 30, 2023. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2023, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $909.2 million of the Company’s investment balances, compared to $1.066 billion at December 31, 2022. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of June 30, 2023 was 16.7%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2023	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	76.7%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	4.6%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	3.6%	10.0%	In Policy
Pledged Securities to Total Securities	58.2%	90.0%	In Policy
Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of June 30, 2023, cash and cash equivalents were $194.1 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.384 billion at June 30, 2023. Approximately $1.122 billion in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $27.7 million similar letters of credit, at June 30, 2023.
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
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the six-month periods ended June 30, 2023 and 2022 are included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	June 30, 2023		December 31, 2022
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$2,070,069	—	$1,660,301	—
Interest bearing deposits:
NOW accounts and other	2,085,845	1.16%	1,810,575	0.44%
Money market accounts	1,035,120	1.28%	831,463	0.29%
Savings accounts	640,622	0.16%	535,449	0.04%
Time deposits	826,346	1.90%	590,385	0.58%
Total interest-bearing deposits	4,587,933	1.18%	3,767,872	0.37%
Total deposits	$6,658,002	0.81%	$5,428,173	0.26%
As of June 30, 2023, average deposits increased by $1.230 billion, or 22.7% to $6.658 billion from $5.428 billion at December 31, 2022. During January 2023, deposits totaling $1.392 billion, net of purchase accounting adjustments were acquired in the HSBI merger. The average cost of interest-bearing deposits and total deposits was 1.18% and 0.81% during at June 30, 2023 compared to 0.37% and 0.26% at December 31, 2022. The increase in the average cost of interest-bearing deposit during the first six months of 2022 compared to December 31, 2022 is attributed to the increase in volume due to the HSBI acquisition coupled with an increase in rates attributable to the higher rate environment.
The Company's estimated uninsured deposits totaled $2.200 billion at June 30, 2023, compared to $2.076 billion at December 31, 2022, representing 33.9% and 37.8% of total deposits at June 30, 2023, and December 31, 2022, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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
Total noninterest-bearing deposit liabilities increased by $456.5 million, or 28.0%, in the first six months of 2023. The increase in noninterest-bearing deposits is attributed to the HSBI acquisition. As of June 30, 2023, junior subordinated debentures decreased $16.8 million, net of issuance costs, to $128.2 million. The decrease in subordinated debentures was attributable to the Company's redemption of $24.0 million of its 5.875% fixed-to-floating rate subordinated note due 2028, and the Company's repayment of $2.0 million of its 4.25% fixed-to-floating rate subordinated notes due 2030. The decrease in junior subordinated debentures was partially offset by the addition of $9.0 million, net of purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition. Subordinated debt is discussed more fully in the below Capital section of this report.
BANK TERM FUNDING PROGRAM BORROWINGS
On March 12, 2023, the Federal Reserve Board announced the Bank Term Funding Program ("BTFP"), which offers loans to banks with a term up to one year. The loans are secured by pledging the banks' U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying asset. These pledged securities will be valued at par for collateral purposes. The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.
The Bank participated in the BTFP and had outstanding debt of $280.0 million and pledged securities totaling a fair value of $293.7 million and a letter of credit at the FHLB totaling $250.0 million at June 30, 2023. The securities pledged have a par value of $321.1 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and May 2, 2023, bear interest rates ranging from 4.69% to 4.82% and are set to mature one year from their issuance date.
LEASE LIABILITIES
As of June 30, 2023, operating lease liabilities decreased $1.5 million, or 18.7% to $6.4 million from $7.8 million at December 31, 2022. The decrease in operating lease liabilities is attributed to several leases that were cancelled in the first quarter of 2023. Finance lease liabilities decreased $89 thousand, or 4.6% to $1.8 million from $1.9 million at December 31, 2022.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $18.2 million, or 50.9%, during the first six months of 2023. The increase is primarily related to the HSBI acquisition which included increases of $4.9 million in federal income taxes, $4.7 million in other expense payable, $1.3 million in escrow payable and $1.4 million in property taxes payable. As of June 30, 2023, accrued interest payable increased $4.6 million, or 139.7% to $8.0 million from $3.3 million at December 31, 2022. A majority of the increase is related to interest accrued on BTFP borrowings from the FRB. The ACL on OBSC exposures increased $750 thousand to $2.1 million at June 30, 2023 when compared to December 31, 2022. The increase in the ACL on OBSC exposures for the six months ended June 30, 2023, was due to the day one provision for unfunded commitments related to the HSBI acquisition and loan growth.
CAPITAL
At June 30, 2023, the Company had total shareholders’ equity of $899.4 million, comprised of $32.3 million in common stock, $41.1 million in treasury stock, $774.1 million in surplus, $279.4 million in undivided profits, and $145.2 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2022 was $646.7 million. The increase of $252.8 million, or 39.1%, in shareholders’ equity during the first six months of 2023 is primarily attributable to $3.7 million decrease in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities and $13.3 million in cash dividends paid. These decreases in total shareholders’ equity were offset by capital added through net earnings of $40.1 million, and $221.5 million added through the HSBI acquisition.
On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021. Under the renewed 2021 Repurchase Program, the Company could from time to time, repurchase up to an aggregate of $30 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount.
On March 9, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30 million in shares of the Company’s issued and outstanding common stock during the 2022 calendar year. Under the program, the Company could, but was not required to, repurchase up to $30 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at its discretion and depended on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2022 Repurchase Program expired on December 31, 2022.
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
On February 28, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time, repurchase up to $50 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program has an expiration date of December 31, 2023.
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

Regulatory Capital Ratios The First Bank	June 30, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	13.2%	15.6%	6.5%	7.0%
Tier 1 Capital Ratio	13.2%	15.6%	8.0%	8.5%
Total Capital Ratio	14.1%	16.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.3%	11.1%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	June 30, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	11.5%	12.7%	N/A	N/A
Tier 1 Capital Ratio**	11.9%	13.0%	N/A	N/A
Total Capital Ratio	14.5%	16.7%	N/A	N/A
Tier 1 Leverage Ratio	9.3%	9.3%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2023 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on

January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of June 30, 2023, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at June 30, 2023 was $899.4 million, or approximately 11.4% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”). The debentures are the sole asset of Trust 2, and the Company is the sole owner of the common equity of Trust 2. Trust 2 issued $4.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term Secured Overnight Financing Rate ("SOFR") plus 1.65% plus a tenor spread adjustment of .026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”). The Company owns all of the common equity of Trust 3, and the debentures are the sole asset of Trust 3. Trust 3 issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three-month term SOFR plus 1.40% plus a tenor spread adjustment of .026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
In 2018, as a result of the acquisition of FMB Banking Corporation ("FMB"), the Company became the successor to FMB's obligations in respect of $6.1 million of floating rate junior subordinated debentures issued to FMB Capital Trust 1 ("FMB Trust"). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust's obligations under the preferred securities. The preferred securities issued by the FMB Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three-month term SOFR plus 2.85% plus a tenor spread adjustment of .026161% and is payable quarterly.
On January 1, 2023, as a result of the acquisition of HSBI, the Company became the successor to HSBI's obligations in respect of $10.3 million of subordinated debentures issued to Liberty Shares Statutory Trust II ("Liberty Trust"). The debentures are the sole asset of Liberty Trust, and the Company is the sole owner of the common equity of Liberty Trust. Liberty Trust issued $10.0 million of preferred securities to an investor. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Liberty Trust's obligations under the preferred securities. The preferred securities issued by the Liberty Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term SOFR plus 1.48% plus a tenor spread adjustment of .026161% and is payable quarterly.
In accordance with the provisions of ASC 810, Consolidation, the trusts are not included in the consolidated financial statements.

Subordinated Notes
On April 30, 2018, the Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 (the "Notes due 2028") and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (the “Notes due 2033”). In May of 2023, the Company redeemed all $24.0 million of the outstanding 5.875% fixed-to-floating rate subordinated notes due 2028.
The Notes due 2033 are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes due 2023 are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is pari passu in right to payment with respect to the other Notes. The Notes due 2023 have a fifteen year term, maturing May 1, 2033, and will bear interest at a fixed annual rate of 6.40%, payable quarterly in arrears, for the first ten years of the term. Thereafter, the interest rate will re-set quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR plus 3.39% plus a tenor spread adjustment of .026161%)., payable quarterly in arrears. As provided in the Notes due 2033, under specified conditions the interest rate on the Notes due 2033 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2033, in whole or in part, on any interest payment date on or after May 1, 2028, and to redeem the Notes due 2033 at any time in whole upon certain other specified events.
On September 25, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030 (the "Notes due 2030"). The Notes due 2030 are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term SOFR plus 412.6 basis points), payable quarterly in arrears. As provided in the Notes due 2030, under specified conditions the interest rate on the Notes due 2030 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2030, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes due 2030 at any time in whole upon certain other specified events.
The Company had $128.2 million of subordinated debt, net of deferred issuance costs $1.8 million and unamortized fair value mark $2.1 million, at June 30, 2023, compared to $145.0 million, net of deferred issuance costs $1.9 million and unamortized fair value mark $593 thousand, at December 31, 2022. The decrease in subordinated debt was attributable to the Company's redemption of $24.0 million of its 5.875% fixed-to-floating rate subordinated not due 2028 and the Company's repayment of $2.0 million of its 4.25% fixed-to-floating rate subordinated notes due 2030 in May of 2023, which resulted in the Company recording a $217 thousand gain on the repurchased debt. The decrease in subordinated debt was partially offset by the addition of $9.0 million, net purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition.
Reconciliation of Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; diluted operating earnings per share; net interest income, FTE; pre-tax, pre-provision operating earnings; total interest income, FTE; interest income investment securities, FTE and certain ratios derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. The tax equivalent adjustment to net interest income, total interest income, and interest income investment securities recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Operating net earnings and diluted operating earnings per share exclude acquisition and charter conversion charges, initial provision for acquired loans, bargain purchase gain and loss on sale of fixed assets, Treasury awards, BOLI income from death proceeds, and contributions related to the Treasury awards. Pre-tax, pre-provision operating earnings excludes acquisition and charter conversion charges, provision for credit losses, bargain purchase gain and loss on sale of fixed assets, Treasury awards,

BOLI income from death proceeds, and charitable contributions related to Treasury awards. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. The most comparable GAAP measures to these measures are earnings per share, net interest income, earnings, total interest income, and average yield on investment securities, respectively. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.
Operating Net Earnings

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net income available to common shareholders	$23,779	$15,753	$40,050	$32,582
Acquisition and charter conversion charges	4,101	1,172	7,894	1,580
Tax on acquisition and charter conversion charges	(1,037)	(297)	(1,997)	(400)
Initial provision for acquired loans	—	—	10,727	—
Tax on initial provision for acquired loans	—	—	(2,714)	—
Bargain purchase gain and loss on sale of fixed assets	—	(165)	—	(165)
Tax on bargain purchase gain and loss on sale of fixed assets	—	42	—	42
Treasury awards	—	(170)	—	(872)
Tax on Treasury awards	—	42	—	220
BOLI income from death proceeds	—	—	—	(1,630)
Contributions related to Treasury awards	—	165	—	165
Tax on contributions related to Treasury awards	—	(42)	—	(42)
Net earnings available to common shareholders, operating	$26,843	$16,500	$53,960	$31,480
Diluted Operating Earnings per Share

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Diluted earnings per share	$0.75	$0.76	$1.27	$1.57
Acquisition and charter conversion charges	0.13	0.06	0.24	0.08
Tax on acquisition and charter conversion charges	(0.03)	(0.02)	(0.05)	(0.02)
Initial provision for acquired loans	—	—	0.34	—
Tax on initial provision for acquired loans	—	—	(0.09)	—
Bargain purchase gain and loss on sale of fixed assets	—	(0.01)	—	(0.01)
Tax on bargain purchase gain and loss on sale of fixed assets	—	—	—	—
Effect of Treasury awards	—	(0.01)	—	(0.04)
Tax on Treasury awards	—	0.01	—	0.01
BOLI income from death proceeds	—	—	—	(0.08)
Contributions related to Treasury awards	—	0.01	—	0.01
Tax on contributions related to Treasury awards	—	—	—	—
Diluted earnings per share, operating	$0.85	$0.80	$1.71	$1.52

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net interest income	$66,030	$42,101	$130,956	$80,740
Tax exempt investment income	(2,948)	(2,780)	(5,896)	(5,202)
Taxable investment income	3,946	3,721	7,892	6,963
Net interest income, FTE	$67,028	$43,042	$132,952	$82,501

Average earning assets	$7,019,740	$5,573,163	$7,084,842	$5,620,845
Net interest margin, FTE	3.82%	3.09%	3.75%	2.94%
Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Earnings before income taxes	$30,304	$19,210	$51,172	$40,416
Acquisition and charter conversion charges	4,101	1,172	7,894	1,580
Provision for credit loss	1,250	600	12,250	600
Bargain purchase gain and loss on sale of fixed assets	—	(165)	—	(165)
Treasury awards	—	(171)	—	(872)
BOLI income from death proceeds	—	—	—	(1,630)
Contributions related to Treasury awards	—	165	—	165
Pre-Tax, Pre-Provision Operating Earnings	$35,655	$20,811	$71,316	$40,094
Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Total interest income	$86,194	$45,847	$166,532	$88,588
Tax-exempt investment income	(2,948)	(2,780)	(5,896)	(5,202)
Taxable investment income	3,946	3,721	7,892	6,963
Total interest income, FTE	$87,192	$46,788	$168,528	$90,349

Yield on average earning assets, FTE	4.97%	3.36%	4.76%	3.21%
Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Interest income investment securities	$10,815	$11,152	$22,521	$19,726
Tax-exempt investment income	(2,948)	(2,780)	(5,896)	(5,202)
Taxable investment income	3,946	3,721	7,892	6,963
Interest income investment securities, FTE	$11,813	$12,093	$24,517	$21,487

Average investment securities	$1,943,908	$2,127,084	$1,985,892	$2,012,828

Yield on investment securities, FTE	2.43%	2.27%	2.47%	2.13%

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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

June 30, 2023	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(2.6)%	(20.0)%	(7.3)%	(40.0)%
Up 300 bps	(0.1)%	(15.0)%	(3.3)%	(30.0)%
Up 200 bps	1.3%	(10.0)%	(0.3)%	(20.0)%
Up 100 bps	1.2%	(5.0)%	1.1%	(10.0)%
Down 100 bps	(0.8)%	(5.0)%	(2.6)%	(10.0)%
Down 200 bps	(4.2)%	(10.0)%	(9.1)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2023, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2023	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	238,176	246,556	248,517	251,513	251,644	248,292	242,086
Dollar Change	(10,341)	(1,961)		2,996	3,127	(225)	(6,431)
NII @ Risk - Sensitivity Y1	(4.2)%	(0.8)%		1.2%	1.3%	(0.1)%	(2.6)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $10.3 million lower than in a stable interest rate scenario, for a negative variance of 4.2%.
Net interest income would likely improve by $3.1 million, or 1.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 169.0%, which means that there are more assets repricing than liabilities within the first year. The Company is asset sensitive. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2023, under different interest rate scenarios relative to a base case of current interest rates:

June 30, 2023	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,376,168	1,474,863	1,514,637	1,530,556	1,510,752	1,464,064	1,404,833
Change in EVE from base	(138,469)	(39,774)		15,919	(3,885)	(50,573)	(109,804)
% Change	(9.1)%	(2.6)%		1.1%	(0.3)%	(3.3)%	(7.3)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings in the normal course of business. Management does not believe, based on currently available information, that the outcome of any such proceedings will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors described in the Company's 2022 Annual Report on Form 10-K other than as set out in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, in Item 1A of Part II.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Current Program
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
April 1 - April 30	—	$—	—	$50,000
May 1 - May 31	—	—	—	50,000
June 1 - June 30	—	—	—	50,000
Total	—	$—	—
______________________________________
(a)On February 28, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2023 Repurchase Program expires on December 31, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.3
Amendment to the Amended and Restated Articles of Incorporation of the First Bancshares, Inc. (as incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 26, 2023).

3.4	Amended and Restated Bylaws of The First Bancshares, Inc. effective as of March 17, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2016).
3.5
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

THE FIRST BANCSHARES, INC.
(Registrant)

August 9, 2023	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

August 9, 2023	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)