Form 10-Q
period 2023-09-30
FIRST BANCSHARES INC /MS/
filed 2023-11-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Common stock, $1.00 par value, 32,339,839 shares issued and 31,090,232 outstanding as of November 1, 2023.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$121,876	$67,176
Interest-bearing deposits with banks	75,756	78,139
Total cash and cash equivalents	197,632	145,315
Securities available-for-sale, at fair value (amortized cost: $1,326,894 - 2023; $1,418,337 - 2022; allowance for credit losses: $0)	1,141,971	1,257,101
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $582,592 - 2023; $642,097 - 2022)	658,524	691,484
Other securities	35,872	33,944
Total securities	1,836,367	1,982,529
Loans held for sale	5,960	4,443
Loans held for investment	5,089,800	3,774,157
Allowance for credit losses	(53,565)	(38,917)
Net loans held for investment	5,036,235	3,735,240
Interest receivable	30,542	27,723
Premises and equipment	175,716	143,518
Operating lease right-of-use assets	6,442	7,620
Finance lease right-of-use assets	1,582	1,930
Cash surrender value of bank-owned life insurance	133,540	95,571
Goodwill	272,672	180,254
Other real estate owned	4,920	4,832
Other assets	182,677	132,742
Total assets	$7,884,285	$6,461,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,967,661	$1,630,203
Interest-bearing	4,512,364	3,864,201
Total deposits	6,480,025	5,494,404
Interest payable	13,800	3,324
Borrowed funds	302,000	130,100
Subordinated debentures	128,300	145,027
Operating lease liabilities	6,602	7,810
Finance lease liabilities	1,784	1,918
Allowance for credit losses on off-balance sheet credit exposures	2,075	1,325
Other liabilities	52,478	31,146
Total liabilities	6,987,064	5,815,054
Shareholders’ equity:
Common stock, par value $1 per share, 80,000,000 shares authorized shares authorized; 32,343,411 shares issued at September 30, 2023, and par value $1 per share, 40,000,000 shares authorized; 25,275,369 shares issued at December 31, 2022	32,343	25,275
Additional paid-in capital	774,598	558,833
Retained earnings	296,559	252,623
Accumulated other comprehensive (loss) income	(165,168)	(148,957)
Treasury stock, at cost, 1,249,607 shares at September 30, 2023 and at December 31, 2022	(41,111)	(41,111)
Total shareholders’ equity	897,221	646,663
Total liabilities and shareholders’ equity	$7,884,285	$6,461,717
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$74,626	$42,274	$216,949	$111,091
Interest and dividends on securities:
Taxable interest and dividends	7,685	8,723	24,311	23,247
Tax exempt interest	2,929	2,875	8,825	8,077
Interest on federal funds sold and interest-bearing deposits in other banks	441	2	2,128	47
Total interest income	85,681	53,874	252,213	142,462
Interest expense:
Interest on deposits	19,572	2,748	46,611	6,937
Interest on borrowed funds	5,405	1,978	13,942	5,638
Total interest expense	24,977	4,726	60,553	12,575
Net interest income	60,704	49,148	191,660	129,887
Provision for credit losses, LHFI	1,000	4,300	12,500	4,750
Provision for credit losses, OBSC exposures	—	—	750	150
Net interest income after provision for credit losses	59,704	44,848	178,410	124,987
Non-interest income:
Service charges on deposit accounts	3,646	2,219	10,728	6,297
(Loss) gain on securities	2	1	(46)	(82)
Gain on acquisition	—	—	—	281
Government awards/grants	6,197	—	6,197	873
BOLI death proceeds	—	—	—	1,630
(Loss) gain on sale of premises and equipment	(104)	—	559	(114)
Other	9,583	6,802	26,921	19,958
Total non-interest income	19,324	9,022	44,359	28,843
Non-interest expense:
Salaries and employee benefits	22,807	19,099	69,695	53,135
Occupancy and equipment	5,343	3,826	15,680	11,530
Acquisition expense/charter conversion	588	3,640	8,482	5,220
Other	18,986	9,338	46,436	25,563
Total non-interest expense	47,724	35,903	140,293	95,448
Income before income taxes	31,304	17,967	82,476	58,382
Income tax expense	6,944	3,924	18,066	11,758
Net income	$24,360	$14,043	$64,410	$46,624

Basic earnings per share	$0.78	$0.61	$2.05	$2.18
Diluted earnings per share	0.77	0.61	2.04	2.17
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$24,360	$14,043	$64,410	$46,624
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(26,770)	(67,785)	(22,025)	(227,641)
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	93	—	277	—
Reclassification adjustment for losses (gains) included in net income	(2)	(1)	46	82
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(26,679)	(67,786)	(21,702)	(227,559)
Income tax (expense) benefit	6,750	17,150	5,491	57,572
Other comprehensive (loss) income	(19,929)	(50,636)	(16,211)	(169,987)
Comprehensive income (loss)	$4,431	$(36,593)	$48,199	$(123,363)
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income	—	—	—	16,829	—	—	—	16,829
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(76,825)	—	—	(76,825)
Dividends on common stock, $0.17 per share	—	—	—	(3,468)	—	—	—	(3,468)
Issuance of restricted stock grants	82,123	82	(82)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(15,330)	(16)	(538)	—	—	—	—	(554)
Compensation expense	—	—	466	—	—	—	—	466
Balance, March 31, 2022	21,734,437	21,734	459,075	219,589	(68,847)	(1,249,607)	(41,111)	590,440
Net income	—	—	—	15,753	—	—	—	15,753
Other comprehensive loss	—	—	—	—	(42,526)	—	—	(42,526)
Dividends on common stock, $0.18 per share	—	—	—	(3,688)	—	—	—	(3,688)
Issuance of restricted stock grants	47,767	48	(48)	—	—	—	—	—
Restricted stock grants forfeited	(1,000)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(2,473)	(2)	(71)	—	—	—	—	(73)
Compensation expense	—	—	546	—	—	—	—	546
Balance, June 30, 2022	21,778,731	21,779	459,503	231,654	(111,373)	(1,249,607)	(41,111)	560,452
Net income	—	—	—	14,043	—	—	—	14,043
Other comprehensive loss	—	—	—	—	(50,636)	—	—	(50,636)
Dividends on common stock, $0.19 per share	—	—	—	(4,565)	—	—	—	(4,565)
Issuance of common shares for BBI acquisition	3,498,936	3,499	97,970	—	—	—	—	101,469
Compensation expense	—	—	708	—	—	—	—	708
Balance, September 30, 2022	25,277,667	$25,278	$558,181	$241,132	$(162,009)	(1,249,607)	$(41,111)	$621,471

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive income	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	32,304,153	32,304	773,612	262,396	(130,774)	(1,249,607)	(41,111)	896,427
Net income	—	—	—	23,779	—	—	—	23,779
Other comprehensive loss	—	—	—	—	(14,465)	—	—	(14,465)
Dividends on common stock, $0.22 per share	—	—	—	(6,825)	—	—	—	(6,825)
Issuance of restricted stock grants	45,773	46	(46)	—	—	—	—	—
Restricted stock grants forfeited	(4,526)	(5)	5	—	—	—	—	—
Compensation expense	—	—	530	—	—	—	—	530
Balance, June 30, 2023	32,345,400	32,345	774,101	279,350	(145,239)	(1,249,607)	(41,111)	899,446
Net income	—	—	—	24,360	—	—	—	24,360
Other comprehensive loss	—	—	—	—	(19,929)	—	—	(19,929)
Dividends on common stock, $0.23 per share	—	—	—	(7,151)	—	—	—	(7,151)
Issuance of restricted stock grants	2,711	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(3,596)	(4)	4	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(1,104)	(1)	(31)	—	—	—	—	(32)
Compensation expense	—	—	527	—	—	—	—	527
Balance, September 30, 2023	32,343,411	$32,343	$774,598	$296,559	$(165,168)	(1,249,607)	$(41,111)	$897,221
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$64,410	$46,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,969	8,939
Provision for credit loss	13,250	4,900
Loss on sale or writedown of ORE	753	252
Securities loss	46	82
Acquisition gain	—	(281)
Loss (gain) on loss of premises and equipment	(559)	114
Restricted stock expense	1,650	1,720
Increase in cash value of life insurance	(2,390)	(1,576)
Federal Home Loan Bank stock dividends	(279)	(8)
Residential loans originated and held for sale	(76,169)	(113,058)
Proceeds from sale of residential loans held for sale	74,652	118,511
Changes in:
Interest receivable	1,530	166
Interest payable	10,476	(346)
Operating lease liability	(1,208)	3,900
Other, net	(9,774)	1,844
Net cash provided by operating activities	80,357	71,783
Cash flows from investing activities:
Available-for-sale securities:
Sales	171,150	21,069
Maturities, prepayments, and calls	88,490	148,168
Purchases	(1,000)	(7,000)
Held-to-maturity securities:
Maturities, prepayments, and calls	35,827	9,013
Purchases	—	(602,218)
Purchases of other securities	(9,563)	(8,580)
Proceeds from other securities	8,741	1,237
Net increase in loans	(145,047)	(273,335)
Net changes in premises and equipment	(2,749)	(9,146)
Proceeds from sale of other real estate owned	1,098	2,260
Proceeds from the sale of premises and equipment	1,416	712
Bank-owned life insurance – death proceeds	—	1,630
Cash received in excess of cash paid for acquisitions	106,973	23,939
Net cash provided by (used in) investing activities	255,336	(692,251)
Cash flows from financing activities:
Decrease in deposits	(408,603)	(165,921)
Net change in borrowed funds	171,900	65,000
Principal payments on finance lease liabilities	(134)	(132)
Dividends paid on common stock	(20,200)	(11,544)
Cash paid to repurchase common stock	—	(22,180)
Called/repayment of subordinated debt	(26,000)	—
Repurchase of restricted stock for payment of taxes	(339)	(627)
Net cash used in financing activities	(283,376)	(135,404)

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Net change in cash and cash equivalents	52,317	(755,872)
Beginning cash and cash equivalents	145,315	919,713
Ending cash and cash equivalents	$197,632	$163,841
Supplemental disclosures:
Loans transferred to other real estate	$1,543	$1,490
Issuance of restricted stock grants	$168	$130
Dividends on restricted stock grants	$273	$176
Stock issued in connection with BBI acquisition	$—	$101,469
Stock issued in connection with HSBI acquisition	$6,920,422	$—
Lease liabilities arising from obtaining right-of-use assets	$560	$2,647
Lease liabilities arising from BBI acquisition	$—	$3,390
Lease liabilities arising from HSBI acquisition	$184	$—
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022.
NOTE 2 – SUMMARY OF ORGANIZATION
The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).
At September 30, 2023, the Company had approximately $7.884 billion in assets, $5.036 billion in net loans held for investment (“LHFI”), $6.480 billion in deposits, and $897.2 million in shareholders' equity. For the nine months ended September 30, 2023, the Company reported net income of $64.4 million.
On February 24, 2023, the Company paid a cash dividend in the amount of $0.21 per share to shareholders of record as of the close of business on February 8, 2023. On May 24, 2023, the Company paid a cash dividend of $0.22 per share to shareholders of record as of the close of business on May 8, 2023. On August 24, 2023, the Company paid a cash dividend of $0.23 per share to shareholders of record as of the close of business August 8, 2023.
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
In July 2023, FASB issued ASU No. 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force ("EITF") Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were effective immediately and did not have a material impact on the Company's consolidated financial statements.
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
In October 2023, FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-K becomes effective, with early adoption prohibited. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
NOTE 4 – BUSINESS COMBINATIONS
Acquisitions
Heritage Southeast Bank
On January 1, 2023, the Company completed its acquisition of Heritage Southeast Bancorporation, Inc. ("HSBI"), pursuant to an Agreement and Plan of Merger dated July 27, 2022, by and between the Company and HSBI (the "HSBI Merger Agreement"). Upon the completion of the merger of HSBI with and into the Company, Heritage Southeast Bank ("Heritage Bank"), HSBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the HSBI Merger Agreement, each share of HSBI common stock was converted into the right to receive 0.965 of a share of Company common stock. The Company paid a total consideration of $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included 6,920,422 shares of the Company's common stock, and $16 thousand in cash in lieu of fractional shares. The HSBI acquisition provided the opportunity for the Company to expand its operations in Georgia and the Florida panhandle.

In connection with the acquisition of HSBI, the Company recorded approximately $92.1 million of goodwill, of which $3.2 million funded the ACL for estimated losses on the acquired PCD loans, and $43.7 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the HSBI acquisition were $312 thousand and $4.5 million for the three months and nine months period ended September 30, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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
In connection with the acquisition of BBI, the Company recorded $23.7 million of goodwill, of which $1.3 million funded the ACL for estimated losses on the acquired PCD loans, and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the BBI acquisition were $78 thousand and $1.4 million for the three months and nine months period ended September 30, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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

The following table summarizes the finalized fair values of the assets acquired and liabilities assumed including the goodwill generated from the transaction on August 1, 2022, along with valuation adjustments that have been made since initially reported.

($ in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Purchase price:
Cash and stock	$101,470	$—	$101,470
Total purchase price	101,470	—	101,470
Identifiable assets:
Cash	$23,939	$—	$23,939
Investments	22,907	(264)	22,643
Loans	482,903	2,268	485,171
Other real estate	8,797	(580)	8,217
Bank owned life insurance	10,092	—	10,092
Core deposit intangible	9,791	—	9,791
Personal and real property	13,825	(1,868)	11,957
Deferred tax asset	28,105	(970)	27,135
Other assets	9,649	(414)	9,235
Total assets	610,008	(1,828)	608,180
Liabilities and equity:
Deposits	490,588	3	490,591
Borrowings	25,000	—	25,000
Other liabilities	14,772	—	14,772
Total liabilities	530,360	3	530,363
Net assets acquired	79,648	(1,831)	77,817
Goodwill	$21,822	$1,831	$23,653
During the third quarter of 2023, the Company finalized its analysis and valuation adjustments that have been made to investments, loans, other real estate, personal and real property, deferred tax asset, other assets, and deposits.
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the nine months ended September 30, 2023 and 2022 as if the BBI and HSBI acquisitions had occurred on January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	(unaudited)	(unaudited)
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net interest income	$191,660	$183,008
Non-interest income	44,359	46,466
Total revenue	236,019	229,474
Income before income taxes	90,958	87,860
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred. The Company’s operating results for the nine months ended September 30, 2023, include the operating results of the acquired assets and assumed liabilities of the above mentioned acquisitions subsequent to the acquisition date.

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

($ in thousands, except per share amount)	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$24,360	31,405,439	$0.78	$14,043	22,861,795	$0.61
Effect of dilutive shares:
Restricted stock grants		204,125			117,734
Diluted earnings per share	$24,360	31,609,564	$0.77	$14,043	22,979,529	$0.61

($ in thousands, except per share amount)	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$64,410	31,364,420	$2.05	$46,624	21,355,731	$2.18
Effect of dilutive shares:
Restricted stock grants		199,862			111,397
Diluted earnings per share	$64,410	31,564,282	$2.04	$46,624	21,467,128	$2.17
The Company granted 118,689 shares and 82,123 shares of restricted stock in the first quarter of 2023 and 2022, respectively. The Company granted 45,773 shares and 47,827 shares of restricted stock in the second quarter of 2023 and 2022, respectively. The Company granted 2,711 shares and 0 shares of restricted stock in the third quarter of 2023 and 2022, respectively.
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

NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2023, and December 31, 2022, these financial instruments consisted of the following:

($ in thousands)	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$54,323	$31,508	$43,227	$15,758
Unused lines of credit	259,705	641,896	243,043	404,025
Standby letters of credit	15,975	12,556	4,260	9,909
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) EXPOSURES
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2023 and December 31, 2022. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,075	$1,220	$1,325	$1,070
Credit loss expense related to OBSC exposures	—	—	750	150
Balance at end of period	$2,075	$1,220	$2,075	$1,220
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded no provision for the three months period ended September 30, 2023 and 2022, respectively. For the nine months period ended September 30, 2023 and 2022, the Company recorded $750 thousand and $150 thousand provision to the ACL on OBSC exposures, respectively. The increase in the ACL on OBSC exposures for the nine months ended September 30, 2023 compared to the same period in 2022 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2023 and December 31, 2022:
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

•Interest Rate Swaps: The Company offers interest rate swaps to certain commercial loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable to fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing the contract or fixed interest payments for the customer. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified within Level 2 of the fair value hierarchy.
Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

September 30, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$197,632	$197,632	$197,632	$—	$—
Securities available-for-sale	1,141,971	1,141,971	124,694	997,753	19,524
Securities held-to-maturity	658,524	582,592	—	582,592	—
Loans held for sale	5,960	5,960	—	5,960	—
Loans, net	5,036,235	4,851,597	—	—	4,851,597
Accrued interest receivable	30,542	30,542	—	8,112	22,430
Interest rate swaps	14,869	14,869	—	14,869	—
Liabilities:
Noninterest-bearing deposits	$1,967,661	$1,967,661	$—	$1,967,661	$—
Interest-bearing deposits	4,512,364	4,225,829	—	4,225,829	—
Subordinated debentures	128,300	106,391	—	—	106,391
FHLB and other borrowings	302,000	302,000	—	302,000	—
Accrued interest payable	13,800	13,800	—	13,800	—
Interest rate swaps	14,880	14,880	—	14,869	11

December 31, 2022	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$145,315	$145,315	$145,315	$—	$—
Securities available-for-sale	1,257,101	1,257,101	123,854	1,118,099	15,148
Securities held-to-maturity	691,484	642,097	—	642,097	—
Loans held for sale	4,443	4,443	—	4,443	—
Loans, net	3,735,240	3,681,313	—	—	3,681,313
Accrued interest receivable	27,723	27,723	—	9,757	17,966
Interest rate swaps	12,825	12,825	—	12,825	—
Liabilities:
Non-interest-bearing deposits	$1,630,203	$1,630,203	$—	$1,630,203	$—
Interest-bearing deposits	3,864,201	3,505,990	—	3,505,990	—
Subordinated debentures	145,027	133,816	—	—	133,816
FHLB and other borrowings	130,100	130,100	—	130,100	—
Accrued interest payable	3,324	3,324	—	3,324	—
Interest rate swaps	12,825	12,825	—	12,825	—
Assets measured at fair value on a recurring basis are summarized below:

September 30, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$124,694	$124,694	$—	$—
Obligations of U.S. Government agencies and sponsored entities	125,364	—	125,364	—
Municipal securities	419,678	—	400,185	19,493
Mortgage-backed securities	433,956	—	433,956	—
Corporate obligations	37,279	—	37,248	31
Other	1,000	—	1,000	—
Total available-for-sale	$1,141,971	$124,694	$997,753	$19,524
Loans held for sale	$5,960	$—	$5,960	$—
Interest rate swaps	$14,869	$—	$14,869	$—
Liabilities:
Interest rate swaps	$14,880	$—	$14,869	$11

December 31, 2022
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$123,854	$123,854	$—	$—
Obligations of U.S. Government agencies and sponsored entities	144,369	—	144,369	—
Municipal securities	457,857	—	442,740	15,117
Mortgage-backed securities	490,139	—	490,139	—
Corporate obligations	40,882	—	40,851	31
Total available-for-sale	$1,257,101	$123,854	$1,118,099	$15,148
Loans held for sale	$4,443	$—	$4,443	$—
Interest rate swaps	$12,825	$—	$12,825	$—
Liabilities:
Interest rate swaps	$12,825	$—	$12,825	$—
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2023	2022
Balance, January 1	$31	$43
Paydowns	—	(11)
Balance at September 30	$31	$32

	Municipal Securities
($ in thousands)	2023	2022
Balance, January 1	$15,117	$20,123
Purchases	—	—
Maturities, calls and paydowns	(532)	(524)
Transfer from level 2 to level 3	6,085	—
Unrealized gain (loss) included in comprehensive income	(1,177)	(2,641)
Balance at September 30	$19,493	$16,958
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. The following tables present quantitative information about recurring Level 3 fair value measurements ($ in thousands):

Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2023	$31	Discounted cash flow	Probability of default	7.91% - 7.93%
December 31, 2022	$31	Discounted cash flow	Probability of default	6.98% - 7.19%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2023	$19,493	Discounted cash flow	Discount Rate	4.50% - 6.77%
December 31, 2022	$15,117	Discounted cash flow	Discount Rate	3.00% - 4.00%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2023 and December 31, 2022.

September 30, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$7,406	$—	$—	$7,406
Other real estate owned	4,920	—	—	4,920

December 31, 2022
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$5,552	$—	$—	$5,552
Other real estate owned	4,832	—	—	4,832

NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at September 30, 2023 and December 31, 2022.

($ in thousands)	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,648	$—	$10,954	$124,694
Obligations of U.S. government agencies and sponsored entities	147,347	1	21,984	125,364
Tax-exempt and taxable obligations of states and municipal subdivisions	494,334	168	74,824	419,678
Mortgage-backed securities - residential	307,867	4	46,914	260,957
Mortgage-backed securities - commercial	199,065	48	26,114	172,999
Corporate obligations	41,633	—	4,354	37,279
Other	1,000	—	—	1,000
Total available-for-sale	$1,326,894	$221	$185,144	$1,141,971
Held-to-maturity:
U.S. Treasury	$89,687	$—	$4,256	$85,431
Obligations of U.S. government agencies and sponsored entities	33,656	—	2,781	30,875
Tax-exempt and taxable obligations of states and municipal subdivisions	246,611	96	28,288	218,419
Mortgage-backed securities - residential	144,991	—	21,971	123,020
Mortgage-backed securities - commercial	133,579	—	17,028	116,551
Corporate obligations	10,000	—	1,704	8,296
Total held-to-maturity	$658,524	$96	$76,028	$582,592

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$135,752	$—	$11,898	$123,854
Obligations of U.S. government agencies sponsored entities	163,054	3	18,688	144,369
Tax-exempt and taxable obligations of states and municipal subdivisions	519,190	598	61,931	457,857
Mortgage-backed securities - residential	341,272	11	42,041	299,242
Mortgage-backed securities - commercial	215,200	60	24,363	190,897
Corporate obligations	43,869	—	2,987	40,882
Total available-for-sale	$1,418,337	$672	$161,908	$1,257,101
Held-to-maturity:
U.S. Treasury	$109,631	$—	$5,175	$104,456
Obligations of U.S. government agencies and sponsored entities	33,789	—	2,153	31,636
Tax-exempt and taxable obligations of states and municipal subdivisions	247,467	4,525	13,699	238,293
Mortgage-backed securities - residential	156,119	—	17,479	138,640
Mortgage-backed securities - commercial	134,478	7	13,798	120,687
Corporate obligations	10,000	—	1,615	8,385
Total held-to-maturity	$691,484	$4,532	$53,919	$642,097
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
At both September 30, 2023 and December 31, 2022, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.2 million and $6.2 million at September 30, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of September 30, 2023 and December 31, 2022.
Securities Held to Maturity
At September 30, 2023 and December 31, 2022, the potential credit loss exposure was $216 thousand and $242 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.7 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both September 30, 2023 and December 31, 2022, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both September 30, 2023 and December 31, 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2023 and December 31, 2022, aggregated by credit quality indicators.

($ in thousands)	September 30, 2023	December 31, 2022
Aaa	$435,761	$467,736
Aa1/Aa2/Aa3	137,230	110,854
A1/A2	33,326	13,757
BBB	10,000	10,000
Not rated	42,207	89,137
Total	$658,524	$691,484

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	September 30, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$64,589	$63,710
Due after one year through five years	258,766	238,230
Due after five years through ten years	329,028	274,301
Due greater than ten years	167,579	131,774
Mortgage-backed securities - residential	307,867	260,957
Mortgage-backed securities - commercial	199,065	172,999
Total	$1,326,894	$1,141,971

Held-to-maturity:
Due less than one year	$38,482	$37,742
Due after one year through five years	72,433	68,066
Due after five years through ten years	53,952	47,856
Due greater than ten years	215,087	189,357
Mortgage-backed securities - residential	144,991	123,020
Mortgage-backed securities - commercial	133,579	116,551
Total	$658,524	$582,592
Total securities pledged as collateral, to secure public deposits and for other purposes, was $1.203 billion at September 30, 2023 and $1.031 billion at December 31, 2022, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	September 30, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$124,694	$10,954	$124,694	$10,954
Obligations of U.S. government agencies and sponsored entities	187	—	124,848	21,984	125,035	21,984
Tax-exempt and taxable obligations of state and municipal subdivisions	35,198	3,215	373,596	71,609	408,794	74,824
Mortgage-backed securities - residential	749	10	259,613	46,904	260,362	46,914
Mortgage-backed securities - commercial	306	—	169,023	26,114	169,329	26,114
Corporate obligations	—	—	37,279	4,354	37,279	4,354
Total	$36,440	$3,225	$1,089,053	$181,919	$1,125,493	$185,144

Held-to-maturity:
U.S. Treasury	$—	$—	$85,431	$4,256	$85,431	$4,256
Obligations of U.S. government agencies and sponsored entities	708	36	30,166	2,745	30,874	2,781
Tax-exempt and taxable obligations of state and municipal subdivisions	119,396	10,885	87,466	17,403	206,862	28,288
Mortgage-backed securities - residential	—	—	123,020	21,971	123,020	21,971
Mortgage-backed securities - commercial	870	52	115,680	16,976	116,550	17,028
Corporate obligations	—	—	8,296	1,704	8,296	1,704
Total	$120,974	$10,973	$450,059	$65,055	$571,033	$76,028

($ in thousands)	December 31, 2022
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$4,563	$419	$119,292	$11,479	$123,855	$11,898
Obligations of U.S. government agencies and sponsored entities	34,254	2,293	109,431	16,395	143,685	18,688
Tax-exempt and taxable obligations of state and municipal subdivisions	275,202	31,152	159,508	30,779	434,710	61,931
Mortgage-backed securities - residential	76,125	4,970	222,274	37,071	298,399	42,041
Mortgage-backed securities - commercial	50,193	3,025	136,062	21,338	186,255	24,363
Corporate obligations	35,142	1,995	5,739	992	40,881	2,987
Total	$475,479	$43,854	$752,306	$118,054	$1,227,785	$161,908

Held-to-maturity:
U.S. Treasury	$104,457	$5,175	$—	$—	$104,457	$5,175
Obligations of U.S. government agencies and sponsored entities	31,636	2,153	—	—	31,636	2,153
Tax-exempt and taxable obligations of state and municipal subdivisions	127,628	13,583	15,303	116	142,931	13,699
Mortgage-backed securities - residential	138,639	17,479	—	—	138,639	17,479
Mortgage-backed securities - commercial	119,758	13,798	—	—	119,758	13,798
Corporate obligations	8,385	1,615	—	—	8,385	1,615
Total	$530,503	$53,803	$15,303	$116	$545,806	$53,919
At September 30, 2023 and December 31, 2022, the Company’s securities portfolio consisted of 1,318 and 1,265 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. As of September 30, 2023 and December 31, 2022, the Company determined that it does not intend to sell and is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to recovery of their amortized cost basis. As such, no allowance for credit losses was needed at September 30, 2023 and December 31, 2022.
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
The following table shows the composition of the loan portfolio:

($ in thousands)	September 30, 2023	December 31, 2022
Loans held for sale
Mortgage loans held for sale	$5,960	$4,443
Total LHFS	$5,960	$4,443

Loans held for investment
Commercial, financial and agriculture (1)	$788,598	$536,192
Commercial real estate	2,995,803	2,135,263
Consumer real estate	1,247,568	1,058,999
Consumer installment	57,831	43,703
Total loans	5,089,800	3,774,157
Less allowance for credit losses	(53,565)	(38,917)
Net LHFI	$5,036,235	$3,735,240
____________________________________________________________

(1)	Loan balance includes $450 thousand and $710 thousand in Paycheck Protection Program (“PPP”) loans as of September 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At September 30, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $22.4 million and $18.0 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	September 30, 2023
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$909	$32	$315	$1,020	$2,276	$788,598	$830
Commercial real estate	1,279	21	8,985	705	10,990	2,995,803	5,063
Consumer real estate	2,706	—	3,135	3,209	9,050	1,247,568	1,366
Consumer installment	126	—	54	—	180	57,831	15
Total	$5,020	$53	$12,489	$4,934	$22,496	$5,089,800	$7,274
___________________________________________________________

(1)	Total loan balance includes $450 thousand in PPP loans as of September 30, 2023.

	December 31, 2022
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$220	$—	$19	$—	$239	$536,192	$—
Commercial real estate	1,984	—	7,445	1,129	10,558	2,135,263	4,560
Consumer real estate	3,386	289	2,965	1,032	7,672	1,058,999	791
Consumer installment	173	—	1	—	174	43,703	—
Total	$5,763	$289	$10,430	$2,161	$18,643	$3,774,157	$5,351
___________________________________________________________

(1)	Total loan balance includes $710 thousand in PPP loans as of December 31, 2022.
Acquired Loans
In connection with the acquisitions of HSBI and BBI, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution's previously recorded allowance for credit losses. Acquired loans are accounted for following ASC 326, Financial Instruments - Credit Losses.
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
As of September 30, 2023, and December 31, 2022 the amortized cost of the Company’s PCD loans totaled $60.6 million and $24.0 million, respectively, which had an estimated ACL of $3.8 million and $1.7 million, respectively.
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
The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)	Term Extension	Percentage of Total Loans Held for Investment
Commercial real estate	$413	0.01%
Total	$413	0.01%
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
There were no TDRs for which there was a payment default within twelve months for the nine months ended September 30, 2022.
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
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of September 30, 2023 and December 31, 2022:

September 30, 2023
($ in thousands)	Real Property	Miscellaneous	Total
Commercial, financial and agriculture	$—	$1,081	$1,081
Commercial real estate	5,251	—	5,251
Consumer real estate	1,366	—	1,366
Consumer installment	—	15	15
Total	$6,617	$1,096	$7,713

December 31, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$4,560	$4,560
Consumer real estate	998	998
Total	$5,558	$5,558
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of September 30, 2023, these loans totaled $286.9 million, of which $165.6 million had been sold to other financial institutions and $121.3 million was purchased by the Company. As of December 31, 2022, these loans totaled $202.6 million, of which $100.1 million had been sold to other financial institutions and $102.5 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of September 30, 2023, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at September 30, 2023 and December 31, 2022. Revolving loans converted to term as of the nine months ended September 30, 2023 and December 31, 2022 were not material to the total loan portfolio.

As of September 30, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$84,614	$144,691	$112,186	$51,364	$39,635	$68,845	$282,705	$784,040
Special mention	—	—	—	159	1,081	966	10	2,216
Substandard	7	411	172	302	588	828	34	2,342
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$84,621	$145,102	$112,358	$51,825	$41,304	$70,639	$282,749	$788,598
Current period gross write offs	$2	$11	$141	$2	$206	$110	$—	$472

Commercial real estate:
Risk Rating
Pass	$251,872	$817,602	$577,364	$389,861	$265,386	$594,553	$5,193	$2,901,831
Special mention	—	662	7,283	3,194	10,084	15,061	—	36,284
Substandard	139	7,009	2,194	810	5,472	42,064	—	57,688
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$252,011	$825,273	$586,841	$393,865	$280,942	$651,678	$5,193	$2,995,803
Current period gross write offs	$—	$—	$27	$—	$—	$—	$—	$27

Consumer real estate:
Risk Rating
Pass	$133,794	$349,656	$225,167	$134,661	$61,472	$172,799	$150,975	$1,228,524
Special mention	—	711	—	—	650	3,321	411	5,093
Substandard	502	116	519	1,565	524	7,675	3,050	13,951
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$134,296	$350,483	$225,686	$136,226	$62,646	$183,795	$154,436	$1,247,568
Current period gross write offs	$1	$19	$—	$—	$—	$25	$—	$45

Consumer installment:
Risk Rating
Pass	$20,928	$14,667	$8,629	$3,607	$1,654	$1,475	$6,763	$57,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	20	64	15	—	1	108
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$20,928	$14,675	$8,649	$3,671	$1,669	$1,475	$6,764	$57,831
Current period gross write offs	$123	$487	$161	$164	$103	$393	$120	$1,551

Total
Pass	$491,208	$1,326,616	$923,346	$579,493	$368,147	$837,672	$445,636	$4,972,118
Special mention	—	1,373	7,283	3,353	11,815	19,348	421	43,593
Substandard	648	7,544	2,905	2,741	6,599	50,567	3,085	74,089
Doubtful	—	—	—	—	—	—	—	—
Total	$491,856	$1,335,533	$933,534	$585,587	$386,561	$907,587	$449,142	$5,089,800
Current period gross write offs	$126	$517	$329	$166	$309	$528	$120	$2,095

As of December 31, 2022	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$181,761	$141,174	$55,690	$53,954	$43,441	$52,038	$181	$528,239
Special mention	380	5,188	1,664	—	—	412	—	7,644
Substandard	50	—	—	34	33	192	—	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$182,191	$146,362	$57,354	$53,988	$43,474	$52,642	$181	$536,192

Commercial real estate:
Risk Rating
Pass	$582,895	$436,661	$305,140	$217,626	$140,682	$368,185	$1,765	$2,052,954
Special mention	672	1,345	3,938	11,643	9,885	16,612	—	44,095
Substandard	50	2,830	908	1,694	4,797	27,935	—	38,214
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$583,617	$440,836	$309,986	$230,963	$155,364	$412,732	$1,765	$2,135,263

Consumer real estate:
Risk Rating
Pass	$325,853	$226,355	$136,052	$59,376	$51,515	$129,923	$112,278	$1,041,352
Special mention	—	—	—	—	823	3,846	—	4,669
Substandard	519	554	1,481	648	1,706	6,894	1,176	12,978
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$326,372	$226,909	$137,533	$60,024	$54,044	$140,663	$113,454	$1,058,999

Consumer installment:
Risk Rating
Pass	$18,925	$11,618	$5,031	$2,078	$832	$1,445	$3,725	$43,654
Special mention	—	—	—	—	—	—	—	—
Substandard	4	13	24	—	3	5	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$18,929	$11,631	$5,055	$2,078	$835	$1,450	$3,725	$43,703

Total
Pass	$1,109,434	$815,808	$501,913	$333,034	$236,470	$551,591	$117,949	$3,666,199
Special mention	1,052	6,533	5,602	11,643	10,708	20,870	—	56,408
Substandard	623	3,397	2,413	2,376	6,539	35,026	1,176	51,550
Doubtful	—	—	—	—	—	—	—	—
Total	$1,111,109	$825,738	$509,928	$347,053	$253,717	$607,487	$119,125	$3,774,157
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
The ACL is measured on a collective basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call code (segments). Segmenting loans by call code will group loans that contain similar types of collateral and purposes, and are usually structured with similar terms making each loan’s risk profile very similar to the rest in that segment. Each of these segments then flows up into one of the four bands, Commercial, Financial, and Agriculture, Commercial Real Estate, Consumer Real Estate, and Consumer Installment. In accordance with the guidance in ASC 326, the Company redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. Construction loans for 1-4 family residential properties with a call code 1A1, and other construction, all land development and other land loans with a call code 1A2 were previously separated between the Commercial Real Estate or Consumer Real Estate bands based on loan type code. Under our ASC 326 methodology 1A1 loans are all defined as part of the Consumer Real Estate band and 1A2 loans are all defined as part of the Commercial Real Estate Band.
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023 and 2022:

($ in thousands)	Three Months Ended September 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,972	$28,726	$14,123	$793	$52,614
Provision for credit losses	(709)	389	919	401	1,000
Loans charged-off	(48)	(27)	(21)	(533)	(629)
Recoveries	277	15	142	146	580
Total ending allowance balance	$8,492	$29,103	$15,163	$807	$53,565

($ in thousands)	Nine Months Ended September 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	1,554	6,380	3,203	1,363	12,500
Loans charged-off	(472)	(27)	(45)	(1,551)	(2,095)
Recoveries	334	101	224	408	1,067
Total ending allowance balance	$8,492	$29,103	$15,163	$807	$53,565

($ in thousands)	Three Months Ended September 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,511	$18,668	$8,752	$469	$32,400
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	483	1,663	2,135	19	4,300
Loans charged-off	—	—	(55)	(186)	(241)
Recoveries	292	18	39	245	594
Total ending allowance balance	$5,900	$20,925	$10,984	$547	$38,356

($ in thousands)	Nine Months Ended September 30, 2022
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	171	2,292	2,197	90	4,750
Loans charged-off	(146)	(27)	(202)	(523)	(898)
Recoveries	388	532	987	552	2,459
Total ending allowance balance	$5,900	$20,925	$10,984	$547	$38,356

The Company recorded a $12.5 million provision for credit losses for the nine months ended September 30, 2023, compared to $4.8 million provision for the same period in 2022. The increase in the provision for credit losses is related to loan growth across all loan categories. Total loans were $5.090 billion at September 30, 2023, compared to $3.719 billion at September 30, 2022, representing an increase of $1.370 billion, or 36.8%. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. In 2022, the Company's provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance on PCD loans acquired in the BBI acquisition.
The Company recorded a $1.0 million provision for credit losses for the three months ended September 30, 2023, compared to $4.3 million provision for the same periods in 2022. The increase in the provision for the three months ended September 30, 2023 is attributed to loan growth.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of September 30, 2023 and December 31, 2022.

($ in thousands)
September 30, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$1,081	$5,251	$1,366	$15	$7,713
Collectively evaluated	787,517	2,990,552	1,246,202	57,816	5,082,087
Total	$788,598	$2,995,803	$1,247,568	$57,831	$5,089,800

Allowance for Credit Losses
Individually evaluated	$217	$90	$—	$—	$307
Collectively evaluated	8,275	29,013	15,163	807	53,258
Total	$8,492	$29,103	$15,163	$807	$53,565

($ in thousands)
December 31, 2022	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$—	$4,560	$998	$—	$5,558
Collectively evaluated	536,192	2,130,703	1,058,001	43,703	3,768,599
Total	$536,192	$2,135,263	$1,058,999	$43,703	$3,774,157

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	6,349	20,389	11,594	580	38,912
Total	$6,349	$20,389	$11,599	$580	$38,917
NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
The Company enters into interest rate swap agreements primarily to facilitate the risk management strategies of certain commercial customers. The interest rate swap agreements entered into by the Company are entered into under what is referred to as a back-to-back interest rate swap, as such, the net positions are offsetting assets and liabilities, as well as income and expenses and risk participation.

Under a back-to-back interest rate swap program, all derivative instruments are recorded in the consolidated statement of financial condition at their respective fair values, as components of other assets and other liabilities. The Company enters into an interest rate swap with the customer and another offsetting swap with a counterparty. The result is two mirrored interest rate swaps, absent a credit event, which will offset in the financial statements. These swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees.
Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company currently has one risk participation-in swap.
The following table provides outstanding interest rate swaps as of September 30, 2023 and December 31, 2022.

($ in thousands)
	September 30, 2023	December 31, 2022
Notional amount	$411,450	$328,756
Weighted average pay rate	4.8%	4.6%
Weighted average receive rate	4.8%	4.3%
Weighted average maturity in years	5.49	6.11

The following table provides the fair value of interest rate swap contracts at September 30, 2023 and December 31, 2022 included in other assets and other liabilities.

($ in thousands)
	September 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$14,869	$14,880	12,825	$12,825

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At September 30, 2023 and December 31, 2022, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months ended September 30, 2023, net swap spread income included in other income was $344 thousand compared to $20 thousand for the same period in 2022. For the nine months ended September 30, 2023, net swap spread income included in other income was $839 thousand compared to $20 thousand for the same period in 2022.

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
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, and inflation;
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, the conflict in Israel and surrounding areas, terrorism or other geopolitical events;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve;
•the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;
•reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining residential and commercial real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
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
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Third quarter 2023 compared to third quarter 2022
Net income available to common shareholders for the third quarter of 2023 totaled $24.4 million compared to $14.0 million for the third quarter of 2022, an increase of $10.3 million or 73.5%.
Excluding one-time items detailed in the reconciliation of non-GAAP financial measures provided below, net earnings available to common shareholders, operating (non-GAAP) increased $4.4 million, or 22.4%, to $24.0 million for quarter ended September 30, 2023, as compared to $19.6 million for the quarter ended September 30, 2022. This increase is attributable to net income associated from the acquisitions of Heritage Bank and Beach Bank.
Net interest income for the third quarter of 2023 was $60.7 million, an increase of $11.6 million or 23.5% when compared to the third quarter of 2022. Fully tax equivalent (“FTE”) net interest income (non-GAAP) totaled $61.7 million and $50.1 million for the third quarter of 2023 and 2022, respectively. Purchase accounting adjustments increased $3.1 million for the third quarter comparisons. The increase was largely due to increased interest rates as well as the acquisitions of Beach Bank and Heritage Bank.
Third quarter of 2023 net interest margin was 3.47%, which included 25 basis points related to purchase accounting adjustments compared to 3.43% for the same quarter in 2022, which included 5 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin (non-GAAP) decreased 16 basis points in prior year quarterly comparison primarily due to an increase in rates on interest bearing liabilities.
Non-interest income increased $10.3 million for the third quarter of 2023 as compared to the third quarter of 2022. This increase was attributed to increases in service charges on deposit accounts and interchange fee income of $3.4 million as well as the $6.2 million award from the U.S. Treasury.
Third quarter 2023 non-interest expense was $47.7 million, an increase of $11.8 million, or 32.9% as compared to the third quarter of 2022. This increase was attributed to an increase of $6.3 million in charges related to the ongoing operations of Beach Bank and Heritage Bank, increased FDIC premiums of $662 thousands, increased amortization of core deposit intangibles of $1.2 million, and $5.2 million related to the U.S. Treasury awards.
Investment securities totaled $1.836 billion, or 23.3% of total assets at September 30, 2023, compared to $2.004 billion, or 31.0% of total assets at September 30, 2022. For the third quarter of 2023 compared to the third quarter of 2022, the average balance of investment securities decreased $208.6 million. The average tax equivalent yield on investment securities (non-GAAP) increased 4 basis points to 2.26% from 2.22% in the prior year quarterly comparison. The investment portfolio had a net unrealized loss of $184.9 million at September 30, 2023 as compared to a net unrealized loss of $216.9 million at September 30, 2022.
The average yield on all earning assets increased 114 basis points in prior year quarterly comparison, from 3.76% for the third quarter of 2022 to 4.90% for the third quarter of 2023. Interest expense on average interest bearing liabilities increased 157 basis points from 0.48% for the third quarter of 2022 to 2.05% for the third quarter of 2023.
Cost of all deposits averaged 121 basis points for the third quarter of 2023 compared to 19 basis points for the third quarter of 2022.
First nine months 2023 compared to first nine months 2022

In the year-over-year comparison, net income available to common shareholders increased $17.8 million, or 38.1%, from $46.6 million for the nine months ended September 30, 2022, to $64.4 million for the same period ended September 30, 2023.

Net interest income was $191.7 million for the nine months ended September 30, 2023, an increase of $61.8 million as compared to the same period ended September 30, 2022, primarily due to interest income earned on a higher volume of loans (including loans acquired from Heritage Bank and Beach Bank).

Non-interest income was $44.4 million for the nine months ended September 30, 2023, an increase of $15.5 million as compared to the same period ended September 30, 2022. Service charges on deposit accounts accounted for $4.4 million of the increase as well as $4.7 million in interchange fee income and $5.3 million increase in awards from the U.S. Treasury.

Non-interest expense was $140.3 million for the nine months ended September 30, 2023, an increase of $44.8 million as compared to the same period ended September 30, 2022. The increase was partially attributable to $3.3 million in acquisition and charter conversion charges and $27.2 million in increased operating expenses related to the acquisitions of Beach Bank and Heritage Bank as well as $5.2 million in expenses associated with the U.S. Treasury awards and increases in FDIC premiums of $1.0 million and a $3.8 million increase in core deposit amortization for the nine months ended September 30, 2023.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $7.875 billion at September 30, 2023 compared to $6.462 billion at December 31, 2022, an increase of $1.413 billion. Loans, including loans held for sale, increased $1.317 billion to $5.096 billion, or 34.9%, during the first nine months of 2023. Deposits at September 30, 2023 totaled $6.495 billion compared to $5.494 billion at December 31, 2022. The majority of the increase in assets, loans, and deposits is attributed to the HSBI acquisition.
For the nine months period ended September 30, 2023, The First reported net income of $68.7 million compared to $53.6 million for the nine months ended September 30, 2022. Merger and conversion charges equaled $6.3 million, net of tax, for the first nine months of 2023 as compared to $3.9 million, net of tax, for the first nine months of 2022.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended September 30, 2023, net interest income increased by $11.6 million, or 23.5%, when compared with the same period in 2022. The increase was largely due to increased interest rates as well as the acquisitions of BBI and HSBI. PPP loans totaled $450 thousand as of September 30, 2023, a decrease of $5.9 million or 92.9% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.
The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	September 30, 2023			September 30, 2022
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,419,343	$7,685	2.17%	$1,612,066	$8,723	2.16%
Tax exempt securities	463,329	3,921	3.39%	479,168	3,849	3.21%
Total investment securities	1,882,672	11,606	2.47%	2,091,234	12,572	2.40%
Interest bearing deposits in other banks	79,448	441	2.22%	143,867	2	0.01%
Loans	5,038,928	74,626	5.92%	3,492,110	42,274	4.84%
Total earning assets	7,001,048	86,673	4.95%	5,727,211	54,848	3.83%
Other assets	872,297			645,661
Total assets	$7,873,345			$6,372,872

Interest-bearing liabilities:
Deposits	$4,459,869	$19,572	1.76%	$3,777,059	$2,748	0.29%
Borrowed funds	296,963	3,556	4.79%	13,261	92	2.78%
Subordinated debentures	128,251	1,849	5.77%	144,910	1,886	5.21%
Total interest-bearing liabilities	4,885,083	24,977	2.05%	3,935,230	4,726	0.48%
Other liabilities	2,083,192			1,806,898
Shareholders’ equity	905,070			630,744
Total liabilities and shareholders’ equity	$7,873,345			$6,372,872

Net interest income		$60,704			$49,148
Net interest margin			3.47%			3.43%
Net interest income (FTE)*		$61,696	2.91%		$50,122	3.35%
Net interest margin (FTE)*			3.52%			3.50%

($ in thousands)	Nine Months Ended
	September 30, 2023			September 30, 2022
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,485,511	$24,310	2.18%	$1,553,820	$23,247	1.99%
Tax exempt securities	465,598	11,813	3.38%	485,101	10,812	2.97%
Total investment securities	1,951,109	36,123	2.47%	2,038,921	34,059	2.23%
Interest bearing deposits in other banks	106,279	2,128	2.67%	465,312	47	0.01%
Loans	4,999,218	216,950	5.79%	3,151,197	111,091	4.70%
Total earning assets	7,056,606	255,201	4.82%	5,655,430	145,197	3.42%
Other assets	862,495			572,623
Total assets	$7,919,101			$6,228,053

Interest-bearing liabilities:
Deposits	$4,544,775	$46,611	1.37%	$3,756,077	$6,936	0.25%
Borrowed funds	218,002	7,779	4.76%	4,469	92	2.74%
Subordinated debentures	142,820	6,163	5.75%	144,835	5,546	5.11%
Total interest-bearing liabilities	4,905,597	60,553	1.65%	3,905,381	12,574	0.43%
Other liabilities	2,121,519			1,692,565
Shareholders’ equity	891,985			630,107
Total liabilities and shareholders’ equity	$7,919,101			$6,228,053

Net interest income		$191,660			$129,887
Net interest margin			3.62%			3.06%
Net interest income (FTE)*		$194,648	3.18%		$132,623	2.99%
Net interest margin (FTE)*			3.68%			3.13%
____________________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and nine months ended September 30, 2023 and 2022:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	September 30, 2023	% of Total	September 30, 2022	% of Total
Non-interest income:
Service charges on deposit accounts	$3,646	18.9%	$2,219	24.6%
Mortgage fee income	878	4.5%	1,221	13.5%
Interchange fee income	5,280	27.3%	3,310	36.7%
Gain (loss) on securities, net	2	—%	1	—%
(Loss) gain on sale of premises and equipment	(104)	(0.5)%	—	—%
Government awards/grants	6,197	32.1%	—	—%
Other	3,425	17.7%	2,271	25.2%
Total non-interest income	$19,324	100%	$9,022	100%

Non-interest expense:
Salaries and employee benefits	$22,807	47.9%	$19,099	53.2%
Occupancy expense	5,343	11.2%	3,826	10.7%
FDIC/OCC premiums	1,158	2.4%	496	1.4%
Marketing	559	1.2%	50	0.1%
Amortization of core deposit intangibles	2,385	5.0%	1,227	3.4%
Other professional services	1,499	3.1%	1,256	3.5%
Other non-interest expense	13,385	28.0%	6,309	17.6%
Acquisition and charter conversion charges	588	1.2%	3,640	10.1%
Total non-interest expense	$47,724	100%	$35,903	100%

($ in thousands)	Nine Months Ended
EARNINGS STATEMENT	September 30, 2023	% of Total	September 30, 2022	% of Total
Non-interest income:
Service charges on deposit accounts	$10,728	24.1%	$6,297	21.8%
Mortgage fee income	2,284	5.1%	3,678	12.8%
Interchange fee income	14,321	32.3%	9,609	33.3%
(Loss) gain on securities, net	(46)	(0.1)%	(82)	(0.3)%
Gain (loss) on sale of premises and equipment	559	1.3%	(114)	(0.4)%
Gain on acquisition	—	—%	281	1.0%
Government awards/grants	6,197	14.0%	873	3.0%
BOLI income from death proceeds	—	0.0%	1,630	5.7%
Other	10,316	23.3%	6,671	23.1%
Total non-interest income	$44,359	100%	$28,843	100%

Non-interest expense:
Salaries and employee benefits	$69,695	49.9%	$53,135	55.6%
Occupancy expense	15,680	11.2%	11,530	12.1%
FDIC/OCC premiums	2,586	1.8%	1,608	1.7%
Marketing	762	0.5%	258	0.3%
Amortization of core deposit intangibles	7,178	5.1%	3,355	3.5%
Other professional services	4,137	2.9%	2,587	2.7%
Other non-interest expense	31,773	22.6%	17,755	18.6%
Acquisition and charter conversion charges	8,482	6.0%	5,220	5.5%
Total non-interest expense	$140,293	100%	$95,448	100%
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
The Company’s provision for income taxes was $6.9 million or 22.2% of earnings before income taxes for the third quarter 2023, compared to $3.9 million or 21.8% of earnings before income taxes for the same period in 2022. The provision for the nine months ended September 30, 2023 was $18.1 million or 21.9% of earnings before income taxes compared to $11.8 million or 20.1% for the same period in 2022.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.800 billion, or 22.8% of total assets at September 30, 2023 compared to $1.949 billion, or 30.2% of total assets at December 31, 2022.
There were no federal funds sold at September 30, 2023 and December 31, 2022; and interest-bearing balances at other banks decreased to $75.8 million at September 30, 2023 from $78.1 million at December 31, 2022. The Company’s investment portfolio decreased $146.2 million, or 7.4%, to $1.836 billion at September 30, 2023 compared to December 31, 2022. The decrease is attributed to $124.3 million in securities that matured, prepaid, or were called offset by a $23.7 million change in the net unrealized loss of the security portfolio. The Company sold approximately $171.2 million in securities that were acquired in the HSBI acquisition. The investment portfolio had a net unrealized loss of $184.9 million at September 30, 2023 as compared to a net unrealized loss of $161.2 million at December 31, 2022. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.142 billion at September 30, 2023 compared to $1.257 billion at December 31, 2022. The fair value of held-to-maturity investments totaled $582.6 million and $642.1 million at September 30, 2023 and December 31, 2022, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – "Securities" to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At September 30, 2023, LHFS totaled $6.0 million, compared to $4.4 million at December 31, 2022.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $5.036 billion at September 30, 2023, an increase of $1.301 billion, or 34.8%, from $3.735 billion at December 31, 2022. The acquisition of HSBI accounted for approximately $1.159 billion, net of purchase accounting adjustments, of the increase. PPP loans were $450 thousand at September 30, 2023, a decrease of $260 thousand, or 36.6%, from $710 thousand at December 31, 2022.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans ($ in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$788,598	15.5%	$536,192	14.2%
Commercial real estate	2,995,803	58.9%	2,135,263	56.5%
Consumer real estate	1,247,568	24.5%	1,058,999	28.1%
Consumer installment	57,831	1.1%	43,703	1.2%
Total loans	5,089,800	100%	3,774,157	100%
Allowance for credit losses	(53,565)		(38,917)
Net loans	$5,036,235		$3,735,240
_______________________________________
(1)Loan amount includes $450 thousand and $710 thousand in PPP loans at September 30, 2023 and December 31, 2022, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of September 30, 2023, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $17.4 million at September 30, 2023, an increase of $4.8 million from December 31, 2022.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $4.9 million at September 30, 2023, an increase of $88 thousand as compared to $4.8 million at December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand of the increase and was offset by sales and write-downs during 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	September 30, 2023	December 31, 2022
Nonaccrual Loans
Commercial, financial and agriculture	$1,335	$19
Commercial real estate	9,690	8,574
Consumer real estate	6,344	3,997
Consumer installment	54	1
Total Nonaccrual Loans	17,423	12,591

Other real-estate owned	4,920	4,832

Total NPAs	$22,343	$17,423
Past due 90 days or more and still accruing	$53	$289
Total NPAs as a % of total loans & leases net of unearned income	0.4%	0.5%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.3%	0.3%
NPAs totaled $22.3 million at September 30, 2023, compared to $17.4 million at December 31, 2022, an increase of $4.9 million. The ACL/total loans ratio was 1.05% at September 30, 2023, and 1.03% at December 31, 2022. Total valuation accounting adjustments were $29.3 million on acquired loans at September 30, 2023. The Company recorded a $9.5 million credit loss and yield mark related to the BBI acquisition in 2022 and a $33.2 million credit loss and yield mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.004% for the quarter ended September 30, 2023 compared to 0.004% for the quarter ended December 31, 2022.
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
At September 30, 2023, the ACL was $53.6 million, or 1.05% of LHFI, an increase of $14.6 million, or 37.6% when compared to December 31, 2022. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2022, provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance on PCD loans acquired in the BBI acquisition. At December 31, 2022, the allowance for credit losses was approximately $38.9 million, which was 1.03% of LHFI.
At September 30, 2023, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

Allowance for Credit Losses
Balances:	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Average LHFI outstanding during period:	$5,038,928	$3,162,310	$4,999,218	$3,041,337
LHFI outstanding at end of period:	$5,089,800	$3,719,388	5,089,800	3,719,388
Allowance for Credit Losses:
Balance at beginning of period	$52,614	$32,400	$38,917	$30,742
Initial allowance on PCD loans	—	1,303	3,176	1,303
Provision:
Initial provision for acquired non-PCD loans	—	3,855	10,219	3,855
Provision for credit losses charged to expense	1,000	445	2,281	895
Charge-offs:
Commercial, financial and agriculture	48	—	472	146
Commercial real estate	27	—	27	27
Consumer real estate	21	55	45	202
Consumer installment	533	186	1,551	523
Total Charge-offs	629	241	2,095	898
Recoveries:
Commercial, financial and agriculture	277	292	334	388
Commercial real estate	15	18	101	532
Consumer real estate	142	39	224	987
Consumer installment	146	245	408	552
Total Recoveries	580	594	1,067	2,459
Net loan charge offs (recoveries)	49	(353)	1,028	(1,561)
Balance at end of period	$53,565	$38,356	$53,565	$38,356
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	—%	(0.04)%	0.03%	(0.06)%
ACL to LHFI at end of period	1.05%	1.03%	1.05%	1.03%
Net Loan Charge-offs (recoveries) to PCL	4.90%	(79.33)%	45.07%	(174.41)%
The Company recorded a $1.0 million provision for credit losses for the three months ended September 30, 2023 and $12.5 million for the nine months ended September 30, 2023, compared to $4.3 million for the three months ended September 30, 2022 and $4.8 million for the nine months ended September 30, 2022. The increase in the provision for credit losses is related to loan growth across all loan categories. Total loans were $5.090 billion at September 30, 2023, compared to $3.719 billion at September 30, 2022, representing an increase of $1.370 billion, or 36.8%. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. In 2022, the Company's provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance on PCD loans acquired in the BBI acquisition.

The following table summarizes the ACL at September 30, 2023 and at December 31, 2022.

($ in thousands)	September 30, 2023	December 31, 2022
Commercial, financial and agriculture	$8,492	$6,349
Commercial real estate	29,103	20,389
Consumer real estate	15,163	11,599
Consumer installment	807	580
Total	$53,565	$38,917
ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded $0 and $750 thousand provision for credit losses on OBSC exposures for the three and nine month periods ended September 30, 2023, respectively, compared to $0 and $150 thousand for the three and nine month periods ended in September 30, 2022. The increase in the ACL on OBSC exposures for the nine months ended September 30, 2023 was primarily due to the day one provision for unfunded commitments related to the HSBI acquisition.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $121.9 million at September 30, 2023 and $67.2 million at December 31, 2022. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $1.9 million to $35.9 million at September 30, 2023 compared to $33.9 million at December 31, 2022. The increase in other securities is related to an increase in stock held at the Federal Reserve Bank. The Company’s net premises and equipment at September 30, 2023 was $175.7 million and $143.5 million at December 31, 2022; an increase of $32.2 million, or 22.4% for the first nine months of 2023. A majority of the increase in premises and equipment is attributed to approximately $35.8 million of premises and equipment added through the HSBI acquisition. Operating right-of-use assets at September 30, 2023 totaled $6.4 million compared to $7.6 million at December 31, 2022, a decrease of $1.2 million. The decrease in operating right-of-use assets is attributed to several lease cancellations in the first quarter of 2023. Financing right-of-use assets at September 30, 2023 totaled $1.6 million compared to $1.9 million at December 31, 2022, a decrease of $348 thousand. Bank-owned life insurance at September 30, 2023 totaled $133.5 million compared to $95.6 million at December 31, 2022, an increase of $38.0 million. A majority of the increase in bank-owned life insurance is attributed to $35.6 million of insurance included in the acquisition of HSBI. Goodwill at September 30, 2023 increased $92.4 million to $272.7 million compared to $180.3 million at December 31, 2022. The HSBI acquisition added approximately $92.1 million in goodwill. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), increased by $36.6 million to $71.2 million as of September 30, 2023, compared to $34.6 million at December 31, 2022. The HSBI acquisition added approximately $43.7 million in CDI.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At September 30, 2023, management has determined that no impairment exists.

Other real estate owned increased by $88 thousand, or 1.8%, to $4.9 million at September 30, 2023 as compared to December 31, 2022. The acquisition of HSBI accounted for approximately $857 thousand of the increase.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $987.4 million at September 30, 2023 and $706.1 million at December 31, 2022, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 19.4% of gross loans at September 30, 2023 and 18.7% at December 31, 2022. The Company also had undrawn similar standby letters of credit to customers totaling $28.5 million at September 30, 2023 and $14.2 million at December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $255.0 million letter of credit issued by the FHLB on the Company’s behalf as of September 30, 2023. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, utilize the bank term funding program, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $2.085 billion at September 30, 2023. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2023, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $795.6 million of the Company’s investment balances, compared to $1.066 billion at December 31, 2022. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.

The Company’s liquidity ratio as of September 30, 2023 was 15.8%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2023	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	78.0%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	7.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.3%	20.0%	In Policy
Bank Term Funding Program / Total Assets	3.6%	10.0%	In Policy
Pledged Securities to Total Securities	59.6%	90.0%	In Policy
Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of September 30, 2023, cash and cash equivalents were $197.6 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.397 billion at September 30, 2023. Approximately $987.4 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $28.5 million similar letters of credit, at September 30, 2023.
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
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the nine-month periods ended September 30, 2023 and 2022 are included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	September 30, 2023		December 31, 2022
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$2,048,539	—	$1,660,301	—
Interest bearing deposits:
NOW accounts and other	2,056,113	1.31%	1,810,575	0.44%
Money market accounts	1,007,532	1.47%	831,463	0.29%
Savings accounts	625,505	0.17%	535,449	0.04%
Time deposits	855,626	2.26%	590,385	0.58%
Total interest-bearing deposits	4,544,776	1.37%	3,767,872	0.37%
Total deposits	$6,593,315	0.94%	$5,428,173	0.26%
As of September 30, 2023, average deposits increased by $1.165 billion, or 21.5% to $6.593 billion from $5.428 billion at December 31, 2022. During January 2023, deposits totaling $1.392 billion, net of purchase accounting adjustments were acquired in the HSBI merger. The average cost of interest-bearing deposits and total deposits was 1.37% and 0.94% during at September 30, 2023 compared to 0.37% and 0.26% at December 31, 2022. The increase in the average cost of interest-bearing deposit during the first nine months of 2023 compared to December 31, 2022 is attributed to the increase in volume due to the HSBI acquisition coupled with an increase in rates attributable to the higher rate environment.
The Company's estimated uninsured deposits totaled $2.141 billion at September 30, 2023, compared to $2.076 billion at December 31, 2022, representing 33.0% and 37.8% of total deposits at September 30, 2023, and December 31, 2022, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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
Total noninterest-bearing deposit liabilities increased by $337.5 million, or 20.7%, in the first nine months of 2023. The increase in noninterest-bearing deposits is attributed to the HSBI acquisition. As of September 30, 2023, junior subordinated debentures decreased $16.7 million, net of issuance costs, to $128.3 million. The decrease in subordinated debentures was attributable to the Company's redemption of $24.0 million of its 5.875% fixed-to-floating rate subordinated note due 2028, and the Company's repayment of $2.0 million of its 4.25% fixed-to-floating rate subordinated notes due 2030. The decrease in junior subordinated debentures was partially offset by the addition of $9.0 million, net of purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition. Subordinated debt is discussed more fully in the below Capital section of this report.
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
The Bank participated in the BTFP and had outstanding debt of $280.0 million, pledged securities totaling a fair value of $288.4 million at September 30, 2023. The securities pledged have a par value of $319.2 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and May 2, 2023, bear interest rates ranging from 4.69% to 4.82% and are set to mature one year from their issuance date.
LEASE LIABILITIES
As of September 30, 2023, operating lease liabilities decreased $1.2 million, or 15.5% to $6.6 million from $7.8 million at December 31, 2022. The decrease in operating lease liabilities is attributed to several leases that were cancelled in the first quarter of 2023. Finance lease liabilities decreased $134 thousand, or 7.0% to $1.8 million from $1.9 million at December 31, 2022.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities increased by $32.6 million, or 91.0%, during the first nine months of 2023. The increase is primarily related to the HSBI acquisition which included increases of $4.9 million in federal income taxes, $4.7 million in other expense payable, $1.3 million in escrow payable and $1.4 million in property taxes payable. As of September 30, 2023, accrued interest payable increased $10.5 million, or 315.2% to $13.8 million from $3.3 million at December 31, 2022. The increase is primarily related to a $7.0 million increase in interest accrued on BTFP borrowings from the FRB and a $2.8 million increase in accrued interest payable on certificate of deposits less than $250 thousand. The ACL on OBSC exposures increased $750 thousand to $2.1 million at September 30, 2023 when compared to December 31, 2022. The increase in the ACL on OBSC exposures for the nine months ended September 30, 2023, was due to the day one provision for unfunded commitments related to the HSBI acquisition and loan growth.
CAPITAL
At September 30, 2023, the Company had total shareholders’ equity of $897.2 million, comprised of $32.3 million in common stock, $41.1 million in treasury stock, $774.6 million in surplus, $296.6 million in undivided profits, and $165.2 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2022 was $646.7 million. The increase of $250.6 million, or 38.7%, in shareholders’ equity during the first nine months of 2023 is primarily attributable to capital added through net earnings of $64.4 million, and $221.5 million added through the HSBI acquisition offset by $16.2 million increase in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities and $20.5 million in cash dividends paid.
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
The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the requirement of the standards initially adopted by the Basal Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Bank's and the Company’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios The First Bank	September 30, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	13.8%	15.6%	6.5%	7.0%
Tier 1 Capital Ratio	13.8%	15.6%	8.0%	8.5%
Total Capital Ratio	14.8%	16.4%	10.0%	10.5%
Tier 1 Leverage Ratio	10.7%	11.1%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	September 30, 2023	December 31, 2022	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.0%	12.7%	N/A	N/A
Tier 1 Capital Ratio**	12.4%	13.0%	N/A	N/A
Total Capital Ratio	15.1%	16.7%	N/A	N/A
Tier 1 Leverage Ratio	9.6%	9.3%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2023 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of September 30, 2023, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at September 30, 2023 was $897.2 million, or approximately 11.4% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Notes due 2033 are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. Principal and interest on the Notes are subject to acceleration only in limited circumstances. The Notes due 2023 are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is pari passu in right to payment with respect to the other Notes. The Notes due 2023 have a fifteen year term, maturing May 1, 2033, and will bear interest at a fixed annual rate of 6.40%, payable quarterly in arrears, for the first ten years of the term. Thereafter, the interest rate will re-set quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR plus 3.39% plus a tenor spread adjustment of .026161%), payable quarterly in arrears. As provided in the Notes due 2033, under specified conditions the interest rate on the Notes due 2033 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2033, in whole or in part, on any interest payment date on or after May 1, 2028, and to redeem the Notes due 2033 at any time in whole upon certain other specified events.
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
The Company had $128.3 million of subordinated debt, net of $1.7 million deferred issuance costs and $2.1 million unamortized fair value mark, at September 30, 2023, compared to $145.0 million, net of $1.9 million deferred issuance costs and $593 thousand unamortized fair value mark, at December 31, 2022. The decrease in subordinated debt was attributable to the Company's redemption of $24.0 million of its Notes due 2028 and the Company's repayment of $2.0 million of its Notes due 2030 in May of 2023, which resulted in the Company recording a $217 thousand gain on the repurchased debt. The decrease in subordinated debt was partially offset by the addition of $9.0 million, net purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition.
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

Operating Net Earnings

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net income available to common shareholders	$24,360	$14,043	$64,410	$46,624
Acquisition and charter conversion charges	588	3,640	8,482	5,220
Tax on acquisition and charter conversion charges	(149)	(919)	(2,146)	(1,318)
Initial provision for acquired loans	—	3,855	10,727	3,855
Tax on initial provision for acquired loans	—	(976)	(2,714)	(976)
Bargain purchase gain and loss on sale of fixed assets	—	—	—	(165)
Tax on bargain purchase gain and loss on sale of fixed assets	—	—	—	42
Treasury awards	(6,197)	—	(6,197)	(872)
Tax on Treasury awards	1,568	—	1,568	220
BOLI income from death proceeds	—	—	—	(1,630)
Contributions/consulting/advertising related to Treasury awards	5,190	—	5,190	165
Tax on contributions/consulting/advertising related to Treasury awards	(1,313)	—	(1,313)	(42)
Net earnings available to common shareholders, operating	$24,047	$19,643	$78,007	$51,123
Diluted Operating Earnings per Share

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Diluted earnings per share	$0.77	$0.61	$2.04	$2.17
Acquisition and charter conversion charges	0.02	0.16	0.27	0.24
Tax on acquisition and charter conversion charges	(0.01)	(0.05)	(0.07)	(0.06)
Initial provision for acquired loans	—	0.17	0.34	0.18
Tax on initial provision for acquired loans	—	(0.04)	(0.09)	(0.04)
Bargain purchase gain and loss on sale of fixed assets	—	—	—	(0.01)
Effect of Treasury awards	(0.20)	—	(0.20)	(0.04)
Tax on Treasury awards	0.05	—	0.05	0.01
BOLI income from death proceeds	—	—	—	(0.08)
Contributions/consulting/advertising related to Treasury awards	0.17	—	0.17	0.01
Tax on contributions/consulting/advertising related to Treasury awards	(0.04)	—	(0.04)	—
Diluted earnings per share, operating	$0.76	$0.85	$2.47	$2.38

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net interest income	$60,704	$49,148	$191,660	$129,887
Tax-exempt investment income	(2,929)	(2,875)	(8,825)	(8,077)
Taxable investment income	3,921	3,849	11,813	10,812
Net interest income, FTE	$61,696	$50,122	$194,648	$132,622

Average earning assets	$7,001,048	$5,727,211	$7,056,606	$5,655,430

Annualized net interest margin	3.47%	3.43%	3.62%	3.06%
Annualized net interest margin, FTE	3.52%	3.50%	3.68%	3.13%
Pre-Tax Pre-Provision Operating Earnings

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Earnings before income taxes	$31,304	$17,967	$82,476	$58,382
Acquisition and charter conversion charges	588	3,640	8,482	5,220
Provision for credit loss	1,000	4,300	13,250	4,900
Bargain purchase gain and loss on sale of fixed assets	—	—	—	(165)
Treasury awards	(6,197)	—	(6,197)	(872)
BOLI income from death proceeds	—	—	—	(1,630)
Contributions/consulting/advertising related to Treasury awards	5,190	—	5,190	165
Pre-Tax, Pre-Provision Operating Earnings	$31,885	$25,907	$103,201	$66,000
Total Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Total interest income	$85,681	$53,874	$252,213	$142,462
Tax-exempt investment income	(2,929)	(2,875)	(8,825)	(8,077)
Taxable investment income	3,921	3,849	11,813	10,812
Total interest income, FTE	$86,673	$54,848	$255,201	$145,197

Yield on average earning assets, FTE	4.95%	3.83%	4.82%	3.42%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Interest income investment securities	$10,614	$11,598	$33,136	$31,324
Tax-exempt investment income	(2,929)	(2,875)	(8,825)	(8,077)
Taxable investment income	3,921	3,849	11,813	10,812
Interest income investment securities, FTE	$11,606	$12,572	$36,124	$34,059

Average investment securities	$1,882,672	$2,091,234	$1,951,109	$2,038,921

Yield on Investment Securities	2.26%	2.22%	2.26%	2.05%
Yield on investment securities, FTE	2.47%	2.40%	2.47%	2.23%
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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

September 30, 2023	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(5.9)%	(20.0)%	(8.5)%	(40.0)%
Up 300 bps	(2.5)%	(15.0)%	(4.1)%	(30.0)%
Up 200 bps	(0.3)%	(10.0)%	(1.0)%	(20.0)%
Up 100 bps	0.5%	(5.0)%	0.5%	(10.0)%
Down 100 bps	(0.7)%	(5.0)%	(2.0)%	(10.0)%
Down 200 bps	(1.7)%	(10.0)%	(5.1)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2023, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2023	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	240,042	242,523	244,252	245,547	243,528	238,255	229,946
Dollar Change	(4,210)	(1,729)		1,295	(724)	(5,997)	(14,306)
NII @ Risk - Sensitivity Y1	(1.7)%	(0.7)%		0.5%	(0.3)%	(2.5)%	(5.9)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $4.2 million lower than in a stable interest rate scenario, for a negative variance of 1.7%.
Net interest income would likely decline by $724 thousand, or (0.3)%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the unfavorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 153.0%, which means that there are more assets repricing than liabilities within the first year. The Company is asset sensitive. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2023, under different interest rate scenarios relative to a base case of current interest rates:

September 30, 2023	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,457,921	1,506,306	1,536,980	1,544,327	1,521,479	1,473,702	1,406,674
Change in EVE from base	(79,059)	(30,674)		7,347	(15,501)	(63,278)	(130,306)
% Change	(5.1)%	(2.0)%		0.5%	(1.0)%	(4.1)%	(8.5)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Current Program
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
July 1 - July 31	—		$—	—	$50,000
August 1 - August 31	1,104		29.27	—	50,000
September 1 - September 30	—		—	—	50,000
Total	1,104	(b)	$29.27	—
______________________________________
(a)On February 28, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2023 Repurchase Program expires on December 31, 2023.
(b)The 1,104 shares purchased in the third quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

THE FIRST BANCSHARES, INC.
(Registrant)

November 9, 2023	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

November 9, 2023	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)