Form 10-K
period 2023-12-31
FIRST BANCSHARES INC /MS/
filed 2024-02-29
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the price at which the registrant’s Common Stock was last sold on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $776.6 million.
On February 21, 2024, the registrant had outstanding 31,227,881 shares of common stock.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held May 23, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia's military action in Ukraine, the conflict in Israel and surrounding areas, terrorism or other geopolitical events;
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
•changes in deposit flows;
•changes in accounting principles, policies, or guidelines;
•our ability to maintain adequate internal control over financial reporting;
•risks related to the continued use, availability and reliability of "benchmark" rates and the discontinuation of quotation of London Inter Bank Offered Rate ("LIBOR"); and
•other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2023, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS
BUSINESS OF THE COMPANY
Overview and History
The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First Bank (“The First”), formerly known as The First, A National Banking Association, headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered bank holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2023, The First operated 116 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.
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
Human Capital Resources
At December 31, 2023, The First employed 1,078 full-time employees spanning five states and 116 locations. In 2023 alone, our team members donated over 3,500 volunteer hours to more than 700 organizations including delivering financial education to over 52,000 community members and students.
The First is dedicated to providing competitive compensation and benefits programs to help attract and maintain highly skilled and experienced employees. Our compensation and benefits programs include a 401(k) plan with matching contributions, a Loan Incentive Plan for our lending officers, an Employee Stock Ownership Plan, healthcare and dental insurance benefits, health savings accounts, flexible spending accounts, life and disability insurance, as well as paid time off. The Company offers a Continuing Education Program for our employees to support and help them attain personal goals and professional achievements by encouraging and supporting those who pursue and participate in continuing their education.
The First endeavors to ensure that the composition of our employees, management team and board of directors are reflective of the diversity of the communities we serve. As a company, we believe in the importance of diversity, value the benefits that diversity affords our organization, and are dedicated to fostering and maintaining an inclusive culture that solicits multiple perspectives and views and is free of conscious or unconscious bias and discrimination.

In addition to maintaining a safe and healthy workplace, The First provides our employees with access to a Grief Counseling and Confidential Assistance Program, which provides counseling services to employees on a confidential basis to ensure our employees get the help they need when they need it. The First also has an Employee Support Program funded by our Heritage Community Foundation for bank employees who suffer a loss of loved ones, emergency medical procedures and other issues that affect employees. In 2023, our employees contributed over $76 thousand to the Heritage Community Foundation, which benefited employees in need, nonprofit organizations and local disaster relief efforts.
Market Areas
As of December 31, 2023, The First had 116 locations across Mississippi, Louisiana, Alabama, Florida and Georgia.
Recent Developments
On January 1, 2023, we completed the acquisition of Heritage Southeast Bancorporation, Inc. ("HSBI"), pursuant to an Agreement and Plan of Merger dated July 7, 2022, by and between the Company and HSBI. Upon completion of the merger of HSBI with and into the Company, Heritage Southeast Bank ("Heritage Bank"), HSBI's wholly-owned subsidiary, merged with and into The First Bank. The Company paid a total consideration of approximately $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included approximately 6,920,909 shares of the Company's common stock, and approximately $16 thousand in cash in lieu of fractional shares.
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
Mortgage Loan Division. We have a residential mortgage loan division which originates conventional, or government agency insured loans to purchase existing residential homes, construct new homes or refinance existing mortgages.
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
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock.

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

Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board ("PCAOB"), and NASDAQ. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.
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
Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and The First, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, to implement listing standards that require listed companies to adopt policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Nasdaq's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the Nasdaq listing standards effective as of October 2, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.
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
The First was well capitalized at December 31, 2023, and brokered deposits are not restricted.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to The First, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2023, our and The First’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and The First will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. Certain regulatory capital ratios of the Company and The First, as of December 31, 2023, are shown in the following table:

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Minimum Capital Required Basel III Fully Phased-In	The First Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.5%	6.5%	7.0%	12.1%	13.8%
Tier 1 risk-based capital ratio	6.0%	8.0%	8.5%	12.5%	13.8%
Total risk-based capital ratio	8.0%	10.0%	10.5%	15.0%	14.8%
Leverage ratio	4.0%	5.0%	4.0%	9.7%	10.7%

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
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. The First did not have uninsured deposits in excess of $5 billion, and so is not subject to this special assessment.
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
On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules may make it more challenging and/or costly for the Bank to receive a rating of at least "satisfactory" on its CRA exam.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. The First is subject to such standards, as well as standards for notifying customers in the event of a security breach. The First utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. We are also required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. The federal banking agencies also require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
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
Our Bank requires liquidity in the form of available funds to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. Adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on our liquidity. Moreover, customers with larger uninsured deposit account balances often are small-and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor for financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time, additional sources of liquidity may be required to meet withdrawal demands. We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.
We may be vulnerable to certain sectors of the economy, including real estate.
A significant portion of our loan portfolio is secured by real estate. Real estate values in our markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a relatively short period of time. If the economy deteriorates and real estate values decline materially in one or more of our markets, the credit risk associated with our loan portfolio could increase, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. This could result in additional credit loss accruals which would negatively impact our earnings. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impacted, which could cause our results of operations to be adversely affected.
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
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. In addition, the U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations could cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for credit losses and could negatively impact our results of operations.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environment conditions, such as changes in unemployment rates, property values, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Management evaluates the adequacy of the ACL quarterly and makes provisions for credit losses based on this evaluation. See Note B – Summary of Significant Accounting Policies in the notes to consolidated financial statements. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. Further, if actual charge-offs in future periods exceed our estimation of charge-offs, we may need additional provision for loan losses to restore the adequacy of our ACL. If we are required to materially increase our level of ACL for any reason, such increases could have an adverse effect on our business, financial condition, and results of operations.
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
The deposits of The First are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The First's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that is poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Beginning in the first quarterly assessment period of 2023, the FDIC deposit insurance premiums were increased by two basis points. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally identifiable information that is protected under applicable federal and state laws and regulations. As such, we rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed. We have been, and likely will continue to be, subject to various forms of external security breaches, which may include computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals intent on committing cyber-crime. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed amount mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted, and in some cases, prevented.
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
In addition, health emergencies, disease pandemics, acts of war or terrorism, trade policies and sanctions, including the repercussions of the ongoing military conflicts in Ukraine and the Middle East, and other external events could cause disruption in our operations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our business is susceptible to fraud.
Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for credit losses.
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
The soundness of other financial institutions could adversely affect the Company.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or concerns about, one or more financial institutions or the financial services industry generally could negatively impact market-wide liquidity and could lead to losses or defaults by the Company or by other institutions.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
The closures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

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
The Company completed the Beach Bancorp, Inc. ("BBI") acquisition on August 1, 2022, and the acquisition of HSBI on January 1, 2023. Achieving the anticipated cost savings and financial benefits of the mergers will depend, in part, on whether we can successfully integrate these businesses with and into the business of The First. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the mergers. In addition, the integration of certain operations following the mergers has required and will continue to require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the mergers, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company.
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
We may incur impairment to goodwill.
We review our goodwill at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgements and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. In addition, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

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
•public health emergencies, including disease pandemics; and
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including the ongoing military conflicts in Ukraine and the Middle East, terrorism or other geopolitical events.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY

The Company’s information security program is designed to protect the security of our computer systems, networks, software and information assets, including customer information. The program is comprised of technical controls, policies, guidelines, and procedures. These technical controls, policies, guidelines, and procedures are intended to align with regulatory guidance, and common industry standard security practices.

The board of directors and our executives appreciate the severity of cybersecurity-related risks and support the continuous development of and investment in the information security program.

Commitment to Security and Confidentiality

At the Company, we expect each associate to be responsible for the security and confidentiality of customer information. We communicate this responsibility to associates during on-boarding and throughout their employment. Annually, training courses are assigned to each associate to complete on how to protect the confidentiality of customer information at the time of hire and during each year of employment.

We regularly provide associates with information security awareness training, including the recognition and appropriate handling of potential phishing emails, which can introduce malware to a bank’s network, result in the theft of user credentials and, ultimately, place customer information at risk. We regularly use phishing campaigns to train associates to determine their ability to recognize phishing emails. For associates who fail a phishing campaign, the associates are assigned additional training courses.

Associates must also follow established procedures for the safe storage and handling and secure disposal of customer information. Old or obsolete computer assets are subject to defined procedures and processes to ensure safe destruction of information contained on those devices. For paper-based information or documents, we dispose of paper using shred bins for destruction.

Cybersecurity Incident Response Plan

As part of our information security program, we have adopted an Information Security Incident Response Plan (Incident Response Plan), which is administered by the Company’s Chief Information Security Officer (CISO). The Incident Response Plan describes the Company’s processes, procedures, and responsibilities for responding to incidents including security and cybersecurity. The Incident Response Plan is intended to be followed in the event of a cybersecurity incident, including implementation of (i) forensic and containment, eradication, and remediation actions by information technology and security personnel and (ii) operational response actions by business units, communications, legal, and risk personnel. The Incident Response Plan includes an annual tabletop exercise to simulate responses to cybersecurity events. If applicable, each exercise may result in postmortem and discuss lessons learned to evaluate any improvements to the Incident Response Plan.

The Incident Response Plan includes processes for escalation and reporting of cybersecurity incidents to the Incident Response Team.

Network and Device Security

The Company employs a constantly evolving, defense-in-depth methodology to cybersecurity. Robust high-availability firewalls are in place at the perimeter. Remote workers are supported through the Company’s secure VPN and uses multifactor authentication. The Company has a vulnerability management program in place that includes a managed detect and response platform to ensure monitoring of the Company’s network, ensures the timely installation of software patches, and provides a risk-based approach to addresses vulnerabilities across the network. Network security controls are in place to prevent unauthorized access to the network or the Company’s IT resources. The Company employs controls over its managed workstations, servers, and other endpoints to prevent inappropriate access or damage to physical, virtual, or data assets. Data loss prevention programs are in place to prevent the inappropriate transmission or exposure of sensitive data assets or customer information.

Cybersecurity training is provided to all employees as part of the overall cybersecurity program. The Company contracts with third party vendors to conduct internal and external penetration tests against the Company’s networks and IT assets to ensure controls are operating in an appropriate manner.

Impacts of Cybersecurity Incidents

To date, the Company has not experienced a cybersecurity incident that has materially impacted our business strategy, results of operations, or financial condition. Addressing cybersecurity risks is a priority for the Company, and the Company is committed to enhancing its systems of internal controls and business continuity and disaster recovery plans.

Third-Party Vendor Controls

Before engaging third-party service providers, the Company carries out a due diligence process. This process is led by the Enterprise Risk Management team and Information Security performs due diligence through the process. Risk assessments are reviewed using Service Organization Controls (SOC) reports, self- attestation questionnaires, and other tools.

Any third-party service provider or vendor utilized as part of the Company’s cybersecurity framework is required to comply with the Company’s policies regarding non-public personal information and information security. Third parties processing sensitive customer data are contractually required to meet all legal and regulatory obligations to protect customer data against security threats or unauthorized access. After contract executions, vendors undergo ongoing monitoring to ensure they continue to meet their security obligations.

Our Board of Directors’ Role in Oversight of Cybersecurity Threats

Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Board Risk Committee.

The Board Risk Committee has primary responsibility for overseeing the Company’s comprehensive Enterprise Risk Management program. The Enterprise Risk Management program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in Board Risk Committee meetings.

The Board’s oversight of cybersecurity risk is supported by our CISO and Cybersecurity Manager. The CISO and the Cybersecurity Manager attend Board Risk Committee meetings, periodically provides cybersecurity and other information security updates to the Board Risk Committee. The CISO also provides an annual information security program summary report to the Board, outlining the overall status of our information security program and the Company’s compliance with regulatory guidelines.

Our Management’s Role in Assessing and Managing Cybersecurity Matters

The Company’s CISO directs the Company’s information security program and our information technology risk management. The CISO and Cybersecurity Manager along with a team of dedicated security personnel examines risks to the Company’s information systems and assets, designs and implements security solutions, monitors the environment, and provides immediate responses to threats.
Role of the Chief Information Security Officer and Cybersecurity Manager

Our CISO is responsible for the Company’s information security program. In this role, the CISO manages the Company’s information security Program.

The CISO has experience with FDIC regulated financial institutions and holds the certification as a Certified Banking Chief Information Security Officer (CBISO) and participates in various Information Security peer groups and serves on the Mississippi Bankers Associations - Information Security Committee.

The Company’s Cybersecurity Manager oversees the day-to-day cybersecurity operations.

The CISO and Cybersecurity Manager support the information security risk oversight responsibilities of the Board and its committees. The CISO reports to our Chief Information Officer, who in turn reports to our Chief Executive Officer and President. The Cybersecurity Manager reports to the Information Technology Director, who in turn reports to the Chief Information Officer.

Our Cybersecurity Manager has experience spanning multiple OCC and FDIC regulated financial institutions across the nation. He holds various cybersecurity related certifications and is currently registered with the International Information Systems Security Certification Consortium as a Certified Information Systems Security Professional (CISSP) member in good standing.

Role of the Enterprise Risk Manager

Our Enterprise Risk Manager is responsible for oversight of the Company’s information technology governance and risk program. In this role, the Enterprise Risk Manager provides independent oversight of information technology risk, promotes effective challenge to the Company’s information technology systems, and ensures that high level risks receive appropriate attention. The Enterprise Risk Manager is a member of the Company’s Risk Management Group and reports to the Chief Risk Officer, who in turn reports to the Board Risk Committee.

Role of the IT Risk Governance Subcommittee

Governance of the information security program begins with the IT Risk Governance Subcommittee, a management level subcommittee, whose objective is to protect the integrity, security, safety and resiliency of corporate information systems and assets. Together, our CISO leads the Company’s IT Risk Governance Committee. The IT Risk Governance Committee meets regularly to review the development of the program and develop recommendations and provides regular reports to management, and, ultimately, the Board Risk Committee through the CISO.

Role of Enterprise Risk Management

Enterprise Risk Management (ERM) is a holistic process to identify, assess/measure, mitigate/control, and aggregate/escalate/report organizational risks, both internal and external, in order to make decisions aimed at maximizing shareholder value and achieving strategic goals. The overarching ERM program shapes information security strategy and development. ERM works with information security management to facilitate performance of Risk Assessments, the results of which are used to identify opportunities to strengthen the program.
ITEM 2. PROPERTIES
Our Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 110 full service banking and financial service offices, one motor bank facility and five loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.
The following table sets forth banking office locations that are leased by the Company.

Alabama	Georgia
•Theodore - Bayley’s Corner	•Eagles Landing
•Dauphin Island	•Jonesboro
•Fairhope	Mississippi
•Spanish Fort	•Columbus - Loan Production Office
Florida	•Gulfport - Hardy Court
•Pensacola - Garden Street	•Pascagoula
•St. Petersburg - Loan Production Office	•Petal
•Tallahassee – Apalachee Parkway
•Tallahassee – Thomasville Road
•Tampa - Westshore

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company and/or The First may be named as defendants in various lawsuits arising out of the normal course of business. At present, with the exception of the matter described below, the Company is not aware of any legal proceedings that it anticipates may materially adversely affect its business.
Nancy Hall, et al. v. The First Bancshares, Inc., Case No. 2:23-cv-192, United States District Court, Southern District of Mississippi.
On December 7, 2023, Nancy Hall, individually and on behalf of all others similarly situated ("Plaintiff"), sued The First Bancshares, Inc., as successor in interest to Heritage Southeast Bank, in a putative class action complaint in federal district court for the Southern District of Mississippi. Plaintiff asserts claims based on the alleged improper assessment and collection of overdraft fees. Specifically, Plaintiff's claims relate to overdraft fees resulting from alleged "authorized positive, settle negative" or APSN debit card transactions. The complaint asserts causes of action of breach of contract, including the covenant of good faith and fair dealing, and unjust enrichment. The complaint also asserts a claim for alleged violations of Regulation E of the Electronic Funds Transfer Act. The complaint seeks an unspecified amount of damages, restitution, costs, attorney's fees, and interest, as well as injunctive relief.
On February 1, 2024, the Company filed its Answer and Affirmative Defenses, and the proceedings remain ongoing. At this stage of the proceedings, it is not feasible to predict the outcome or a range of loss, should a loss occur, from this proceeding. Accordingly, no accrual has been made and no estimated range of potential loss can be determined at this time.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are traded on the Nasdaq global market under the symbol “FBMS.”
There were approximately 4,618 record holders of the Company’s common stock at February 21, 2024 and 31,227,881 shares outstanding.
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
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock we repurchased during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
October	—		$—	—	$50,000
November	—		—	—	50,000
December	856		26.91	—	50,000
Total	856	(b)	$26.91	—
______________________________________
(a)On February 28, 2023, the Company announced that its Board of Directors authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock. The 2023 Repurchase Program expired on December 31, 2023.
(b)The 856 shares purchased in the fourth quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
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
The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2018 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2018
2019
2020
2021
2022
2023
First Bancshares, Inc
NASDAQ Composite-Total Return
NASDAQ QMX Banks Index

Legend

Symbol	Total Returns Index For:	2018	2019	2020	2021	2022	2023

	First Bancshares, Inc.	100.00	118.55	104.82	133.07	112.80	106.66
	NASDAQ Composite-Total Returns	100.00	136.69	198.10	242.03	163.28	236.17
	NASDAQ OMX Banks Index	100.00	124.38	115.04	164.41	137.65	132.91

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on 12/31/2018.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following provides a narrative discussion and analysis of The First Bancshares’ financial condition as of December 31, 2023 and 2022 and results of operations for the years ended December 31, 2023, 2022, and 2021. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. Financial Statements and Supplementary Data included elsewhere in this report.
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
Overview
The Company was incorporated on June 23, 1995, and serves as a bank holding company for The First, formerly known as The First, A National Banking Association, located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 116 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns, and individuals.

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
Highlights for the year:
•In the year-over-year comparison, net income available to common shareholders increased $12.5 million, or 19.9%, from $62.9 million for the year ended December 31, 2022 to $75.5 million for the same period ended December 31, 2023.
•Excluding the loans acquired from the Heritage Bank acquisition of $1.159 billion, total loans increased $236.9 million for the year ended December 31, 2023, representing net growth of 6.3%, as compared to the same period ended December 31, 2022.
•Past due loans of $11.7 million to total loans was 0.23% for the year ended December 31, 2023, compared to $6.1 million, or 0.16% for the same period ended December 31, 2022.
•Cost of deposits averaged 109 basis points for the year ended December 31, 2023, compared to 26 basis points for the same period ended December 31, 2022.
At December 31, 2023, the Company had approximately $7.999 billion in total assets, an increase of $1.538 billion compared to $6.462 billion at December 31, 2022. Loans, including mortgage loans held for sale and net of the allowance for credit losses, increased to $5.119 billion at December 31, 2023 from $3.740 billion at December 31, 2022. Deposits increased to $6.463 billion at December 31, 2023 from $5.494 billion at December 31, 2022. Stockholders’ equity increased to $949.0 million at December 31, 2023 from $646.7 million at December 31, 2022. The acquisition of Heritage Bank during 2023 contributed, at acquisition, $1.565 billion, $1.159 billion, net of purchase accounting adjustments, and $1.392 billion, net of purchase accounting adjustments, in assets, loans, and deposits, respectively.
The First (Bank only) reported net income of $81.8 million, $72.6 million and $73.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company reported consolidated net income available to common stockholders of $75.5 million, $62.9 million and $64.2 million, respectively. The following discussion should be read in conjunction with the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.
Results of Operations
The following is a summary of the results of operations for The First (Bank only) the years ended December 31, 2023, 2022, and 2021.

($ in thousands)	2023	2022	2021
Interest income	$340,897	$200,375	$176,735
Interest expense	83,638	15,085	12,306
Net interest income	257,259	185,290	164,429
Provision for credit losses	14,500	5,605	(1,104)
Net interest income after provision for loan losses	242,759	179,685	165,533
Non-interest income	39,722	34,288	37,362
Non-interest expense	177,324	122,373	108,791
Income tax expense	23,352	19,033	20,210
Net income	$81,805	$72,567	$73,894

The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2023, 2022, and 2021.

($ in thousands)	2023	2022	2021
Net interest income:
Net interest income of The First	$257,259	$185,290	$164,429
Interest expense	7,934	7,474	7,365
	$249,325	$177,816	$157,064

Net income available to common shareholders:
Net income of The First	$81,805	$72,567	$73,894
Net loss of the Company	(6,348)	(9,648)	(9,727)
	$75,457	$62,919	$64,167
Consolidated Net Income
The Company reported consolidated net income available to common stockholders of $75.5 million for the year ended December 31, 2023, compared to a consolidated net income of $62.9 million for the year ended December 31, 2022.
Net interest income was $249.3 million for the twelve months ended December 31, 2023, an increase of $71.5 million in year-over-year comparison, primarily due to interest income earned on a higher volume of loans (including loans acquired from Heritage Bank and Beach Bank).
Non-interest income was $46.7 million for the year ended December 31, 2023, an increase of $9.7 million as compared to the same period ended December 31, 2022. Service charges on deposit accounts and interchange fee income accounted for $11.7 million of the increase.
Non-interest expense was $184.7 million for the year ended December 31, 2023, an increase of $54.2 million as compared to the same period ended December 31, 2022. The increase was partially attributable to $2.7 million in acquisition and charter conversion charges and $32.1 million in increased operating expenses related to the acquisitions of Beach Bank and Heritage Bank as well as $5.2 million in expenses associated with the U.S. Treasury awards and increases in FDIC premiums of $1.7 million and a $4.9 million increase in core deposit amortization for the year ended December 31, 2023.
The Company reported consolidated net income available to common stockholders of $62.9 million for the year ended December 31, 2022, compared to a consolidated net income of $64.2 million for the year ended December 31, 2021. In the year-over-year comparison, Paycheck Protection Program ("PPP") loans fee income decreased $9.8 million.
Net interest income increased $14.0 million for the year ended December 31, 2022 compared to the same time period in 2021, primarily due to interest income earned on a higher volume of securities and loans and increased interest rates.
Non-interest income decreased $512 thousand for the year ended December 31, 2022 compared to the same time period in 2021. Increased service charges on deposit accounts and interchange fee income of $2.5 million was offset by a decrease in mortgage income of $4.5 million.
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
Consolidated net interest income was approximately $249.3 million for the year ended December 31, 2023, as compared to $177.8 million for the year ended December 31, 2022, primarily due to interest income earned on a higher volume of loans (including loans acquired from Heritage Bank and Beach Bank). Average interest-bearing liabilities for the year 2023 were $4.935 billion compared to $3.944 billion for the year 2022. Net interest margin, which is net interest income divided by average earning assets, was 3.59% for the year 2023 compared to 3.19% for the year 2022. Rates paid on average interest-bearing liabilities increased to 1.86% for the year 2023 compared to 0.57% for the year 2022. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by federal agencies. Average loans comprised 71.4% of average earnings assets for the year 2023 compared to 58.0% for the year 2022.
Consolidated net interest income was approximately $177.8 million for the year ended December 31, 2022, as compared to $157.1 million for the year ended December 31, 2021. This increase was the direct result of higher volume of securities and loans and increased interest rates during 2022 as compared to 2021. Average interest-bearing liabilities for the year 2022 were $3.944 billion compared to $3.435 billion for the year 2021. Net interest margin, which is net interest income divided by average earning assets, was 3.19% for the year 2022 compared to 3.21% for the year 2021. Rates paid on average interest-bearing liabilities was 0.57% for the year 2022 and remained unchanged for the year ended 2021. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by federal agencies. Average loans comprised 58.0% of average earnings assets for the year 2022 compared to 60.8% for the year 2021.

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
Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2023			2022			2021
($ in thousands)	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Earning Assets
Loans (1)(2)	$5,036,021	$294,541	5.85%	$3,302,265	$157,761	4.78%	$3,019,605	$151,203	5.01%
Securities (4)	1,918,575	47,913	2.50%	2,023,214	46,305	2.29%	1,305,262	28,035	2.15%
Federal funds sold and interest bearing deposits with other banks (3)	97,183	2,453	2.52%	366,465	50	0.01%	642,042	121	0.02%
Total earning assets	7,051,779	344,907	4.89%	5,691,944	204,116	3.59%	4,966,909	179,359	3.61%
Other	866,869			584,164			526,877
Total assets	$7,918,648			$6,276,108			$5,493,786

Liabilities
Interest-bearing liabilities	$4,934,875	$91,608	1.86%	$3,943,531	$22,577	0.57%	$3,434,964	$19,681	0.57%
Demand deposits	2,012,129			1,660,696			1,366,529
Other liabilities	77,252			45,065			34,827
Stockholders’ equity	894,392			626,816			657,466
Total liabilities and stockholders’ equity	$7,918,648			$6,276,108			$5,493,786

Net interest spread			3.03%			3.02%			3.04%
Net yield on interest-earning assets		$253,299	3.59%		$181,539	3.19%		$159,678	3.21%
______________________________________
(1)Includes nonaccrual loans of $10,690, $12,591, and $28,013 for the years ended December 31, 2023, 2022, and 2021, respectively. Loans include held for sale loans.
(2)Includes loan fees of $7,665, $7,453, and $17,138 for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Includes Excess Balance Account-First National Banker’s Bank.
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
Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31, 2023 versus 2022 Increase (decrease) due to			Year Ended December 31, 2022 versus 2021 Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$82,887	$53,893	$136,780	$14,176	$(7,595)	$6,581
Securities (1)	(2,405)	4,013	1,608	15,436	2,832	18,268
Federal funds sold and interest bearing deposits with other banks	(28)	2,431	2,403	(55)	(37)	(92)
Total interest income	80,454	60,337	140,791	29,557	(4,800)	24,757
Interest-Bearing Liabilities
Interest-bearing transaction accounts	903	19,659	20,562	1,278	(745)	533
Money market accounts and savings	491	16,071	16,562	226	819	1,045
Time deposits	2,078	18,160	20,238	294	(52)	242
Borrowed funds	10,642	1,027	11,669	241	835	1,076
Total interest expense	14,114	54,917	69,031	2,039	857	2,896
Net interest income	$66,340	$5,420	$71,760	$27,518	$(5,657)	$21,861
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

In the third quarter of 2022, the Company ceased the Deposit Reclassification program it implemented at the beginning of 2020. The program reclassified non-interest bearing and NOW deposit balances to money market accounts. The following tables illustrate the Company’s consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2023, 2022, and 2021. Deposits at December 31, 2021 are shown without reclassification for consistency with the current period presentation.

$ in thousands	December 31, 2023
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$262,916	$406,261	$669,177	$4,503,779	$5,172,956
Securities (2)	51,735	35,679	87,414	1,609,490	1,696,904
Funds sold and other	—	130,948	130,948	—	130,948
Total earning assets	$314,651	$572,888	$887,539	$6,113,269	$7,000,808
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,914,792	$1,914,792	$—	$1,914,792
Money market accounts	1,090,484	—	1,090,484	—	1,090,484
Savings deposits (1)	—	532,827	532,827	—	532,827
Time deposits	361,342	618,134	979,476	96,280	1,075,756
Total interest-bearing deposits	1,451,826	3,065,753	4,517,579	96,280	$4,613,859
Borrowed funds (3)	250,000	140,000	390,000	—	390,000
Total interest-bearing liabilities	1,701,826	3,205,753	4,907,579	96,280	5,003,859
Interest-sensitivity gap per period	$(1,387,175)	$(2,492,865)	$(4,020,040)	$6,016,989	$1,996,949
Cumulative gap at December 31, 2023	$(1,387,175)	$(3,880,040)	$(4,020,040)	$1,996,949	$1,996,949
Ratio of cumulative gap to total earning assets at December 31, 2023	(19.8)%	(55.4)%	(57.4)%	28.5%

$ in thousands	December 31, 2022
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$180,128	$247,781	$427,909	$3,350,693	$3,778,602
Securities (2)	13,565	58,431	71,996	1,876,589	1,948,585
Funds sold and other	—	78,139	78,139	—	78,139
Total earning assets	$193,693	$384,351	$578,044	$5,227,282	$5,805,326
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,769,699	$1,769,699	$—	$1,769,699
Money market accounts	825,813	—	825,813	—	825,813
Savings deposits (1)	—	542,296	542,296	—	542,296
Time deposits	118,108	440,087	558,195	168,200	726,395
Total interest-bearing deposits	943,921	2,752,082	3,696,003	168,200	$3,864,203
Borrowed funds (3)	130,100	—	130,100	—	130,100
Total interest-bearing liabilities	1,074,021	2,752,082	3,826,103	168,200	3,994,303
Interest-sensitivity gap per period	$(880,328)	$(2,367,731)	$(3,248,059)	$5,059,082	$1,811,023
Cumulative gap at December 31, 2022	$(880,328)	$(3,248,059)	$(3,248,059)	$1,811,023	$1,811,023
Ratio of cumulative gap to total earning assets at December 31, 2022	(15.2)%	(55.9)%	(55.9)%	31.2%

$ in thousand	December 31, 2021
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$147,728	$256,450	$404,178	$2,563,053	$2,967,231
Securities (2)	8,959	51,457	60,416	1,713,642	1,774,058
Funds sold and other	—	804,481	804,481	—	804,481
Total earning assets	$156,687	$1,112,388	$1,269,075	$4,276,695	$5,545,770
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,771,510	$1,771,510	$—	$1,771,510
Money market accounts	817,476	—	817,476	—	817,476
Savings deposits (1)	—	502,808	502,808	—	502,808
Time deposits	132,025	312,958	444,983	139,626	584,609
Total interest-bearing deposits	949,501	2,587,276	3,536,777	139,626	3,676,403
Total interest-bearing liabilities	949,501	2,587,276	3,536,777	139,626	3,676,403
Interest-sensitivity gap per period	$(792,814)	$(1,474,888)	$(2,267,702)	$4,137,069	$1,869,367
Cumulative gap at December 31, 2021	$(792,814)	$(2,267,702)	$(2,267,702)	$1,869,367	$1,869,367
Ratio of cumulative gap to total earning assets at December 31, 2021	(14.3)%	(40.9)%	(40.9)%	33.7%

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
(3)Does not include subordinated debentures of $123,386, $145,027, $144,592 for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. The Company currently is asset sensitive within the one-year time frame based on effective GAP which uses behavioral assumptions that model the rate sensitivity of non-maturity deposits by looking at the deposits’ behavior rather than their contractual ability to reprice. The cash flows used in the analysis are the projected dollars of assets and liabilities that “reprice” (including maturities, repricing, likely calls, prepayments, etc.). However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes an asset sensitive-position within one year would not be as indicative of the Company’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.
The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity:

December 31, 2023
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(19.0)%	(20.0)%	(12.4)%	(40.0)%
Up 300 bps	(9.1)%	(15.0)%	(6.7)%	(30.0)%
Up 200 bps	(2.3)%	(10.0)%	(2.0)%	(20.0)%
Up 100 bps	0.7%	(5.0)%	0.6%	(10.0)%
Down 100 bps	0.5%	(5.0)%	(2.4)%	(10.0)%
Down 200 bps	2.3%	(10.0)%	(5.0)%	(20.0)%

December 31, 2022
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(11.3)%	(20.0)%	(16.6)%	(40.0)%
Up 300 bps	(6.4)%	(15.0)%	(10.6)%	(30.0)%
Up 200 bps	(2.9)%	(10.0)%	(5.8)%	(20.0)%
Up 100 bps	(0.9)%	(5.0)%	(2.2)%	(10.0)%
Down 100 bps	1.1%	(5.0)%	0.9%	(10.0)%
Down 200 bps	(0.7)%	(10.0)%	(2.2)%	(20.0)%

December 31, 2021
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	11.3%	(20.0)%	20.0%	(40.0)%
Up 300 bps	10.2%	(15.0)%	18.9%	(30.0)%
Up 200 bps	8.1%	(10.0)%	15.5%	(20.0)%
Up 100 bps	4.7%	(5.0)%	9.4%	(10.0)%
Down 100 bps	(3.3)%	(5.0)%	(15.0)%	(10.0)%
Down 200 bps	(4.6)%	(10.0)%	(34.2)%	(20.0)%
Allowance and Provision for Credit Losses
The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of a general allowance for loans that are collectively assessed in pools with similar risk characteristics and a specific allowance for individually assessed loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance is continuously monitored by management to maintain a level adequate to absorb expected credit losses in the loan portfolio.
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
At December 31, 2023, the ACL was $54.0 million, or 1.1% of LHFI, an increase of $15.1 million, or 38.8% when compared to December 31, 2022. The 2023 increase is attributable to loan growth and the acquisition of HSBI in January 2023. The Bank acquired loans totaling $1.159 billion, net of purchase accounting adjustments, and recorded initial ACL on PCD loans of $3.2 million related to the HSBI acquisition. In addition, the 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. At December 31, 2022, the allowance for credit losses was approximately $38.9 million, which was 1.0% of LHFI. The Company maintains the allowance at a level that management believes is adequate to absorb expected credit losses in the loan portfolio. The 2022 provision for credit losses includes $3.9 million associated with a day one post-merger accounting provision recorded for non-PCD loans, unfunded commitments. A $1.3 million initial allowance was recorded on PCD loans acquired in the BBI merger. Specifically, identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.
The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for credit losses was a $13.8 million for the year ended December 31, 2023 and $5.4 million for the year ended December 31, 2022, and a negative $1.5 million for the year ended December 31, 2021. A majority of the 2023 and 2022 increase in the Company's provision for credit losses is attributed to the HSBI and BBI acquisitions detailed herein. The negative provision for 2021 is attributed to the improved macroeconomic outlook and the Company’s ACL calculation under ASC 326.
At December 31, 2023, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of expected credit losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit (“OBSC”) exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet. The Company's provision for credit losses on OBSC exposures was $750 thousand for the year end December 31, 2023, $255 thousand for the year ended December 31, 2022, and $352 thousand for the year ended December 31, 2021. The increase in the ACL on OBSC exposures for the year ended December 31, 2023 compared to the same period in 2022 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
Non-Performing Assets
A loan is placed on nonaccrual and the accrual of interest discontinued, when based on all available information and events, it displays characteristics causing management to determine that the collection of all principal, interest, and other related fees due according to the contractual terms of the loan agreement is not probable. Also identified along with these loans in nonaccrual status, as well as loans 90 days or greater past due and still accruing interest.
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
Total nonaccrual loans at December 31, 2023, were $10.7 million, a decrease of $1.9 million compared to $12.6 million at December 31, 2022. Management believes these relationships were adequately reserved at December 31, 2023. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of modified loans.
A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not meet the standard of a non-performing asset as outlined by regulatory guidance. These loans may or may not be current as to principal and interest repayment, but they still possess some asset quality characteristics that give management a reason to believe that repayment in full under the contractual terms of the agreement are possible. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses. At December 31, 2023 and 2022, The First had potential problem loans of $107.1 million and $108.1 million, respectively.

Summary of Credit Loss Experience
Consolidated Allowance for Credit Losses

	Years Ended December 31,
($ in thousands)	2023	2022	2021 (1)
Average LHFI outstanding	$5,036,021	$3,302,265	$3,019,605
Loans outstanding at year end, including LHFS	$5,172,956	$3,778,630	$2,967,231

Total nonaccrual loans	$10,690	$12,591	$28,013

Beginning balance of allowance	$38,917	$30,742	$35,820
Impact of ASC 326 adoption on non-PCD loans	—	—	(718)
Impact of ASC 326 adoption on PCD loans	—	—	1,115
Initial allowance on acquired PCD loans	3,176	1,303	—
Loans charged-off	(3,092)	(1,218)	(6,213)
Total recoveries	1,281	2,740	2,194
Net loans (charged-off) recoveries	(1,811)	1,522	(4,019)
Provision for credit losses (2)	13,750	5,350	(1,456)
Balance at year end	$54,032	$38,917	$30,742

Net charge-offs to average loans	(0.04)%	0.05%	0.13%
Allowance as percent of total loans	1.04%	1.03%	1.04%
Nonaccrual loans as a percentage of total loans	0.21%	0.33%	0.94%
Allowance as a multiple of nonaccrual loans	5.05X	3.10X	1.10 X
______________________________________
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach.
(2)The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Bank Branches loans acquired for the year ended December 31, 2022.
At December 31, 2023, allowance as of percent of total loans increased 0.01% to 1.04% when compared to 1.03% at December 31, 2022. The increase is attributed to the increase in loan volume related to the HSBI acquisition and organic loan growth in 2023. At December 31, 2023, nonaccrual loans as a percentage of total loans decreased 0.12% to 0.21% when compared to 0.33% at December 31, 2022. The decrease is attributed to a $1.9 million decrease in nonaccrual loans mentioned above.
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
The following table represents the components of the ACL for the years 2023, 2022, and 2021.

($ in thousands)	Allowance for Credit Losses
Allocated:	2023	2022	2021
Collateral dependent loans	$408	$5	$6
Loans collectively evaluated	53,624	38,912	30,736
Total	$54,032	$38,917	$30,742
Loans collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for credit losses for the years 2023, 2022, and 2021.

($ in thousands)	Analysis of the Allowance for Credit Losses
	2023	2022	2021 (1)
Balance at beginning of period	$38,917	$30,742	$35,820
Impact of ASC 326 adoption on non-PCD loans	—	—	(718)
Impact of ASC 326 adoption on PCD loans	—	—	1,115
Initial allowance on acquired PCD loans	3,176	1,303	—
Loans charged-off:
Commercial, financial and agriculture	(745)	(259)	(1,662)
Commercial real estate	(250)	(72)	(3,523)
Consumer real estate	(49)	(204)	(473)
Consumer installment	(2,048)	(683)	(555)
Total	(3,092)	(1,218)	(6,213)
Recoveries on loans previously charged-off:
Commercial, financial and agriculture	349	433	433
Commercial real estate	116	591	888
Consumer real estate	249	1,015	311
Consumer installment	567	701	562
Total	1,281	2,740	2,194
Net (charge-offs) recoveries	(1,811)	1,522	(4,019)
Provision:
Initial provision for acquired non-PCD loans	10,719	3,855	—
Provision for credit losses charged to expense (2)	3,031	1,495	(1,456)
Balance at end of period	$54,032	$38,917	$30,742
______________________________________
(1)Effective January 1, 2021, The Company adopted ASC 326 using the modified retrospective approach.
(2)The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Bank Branches loans acquired for the year ended December 31, 2022.

The following tables represents how the ACL is allocated to a particular loan type as well as the percentage of the category to total gross loans at December 31, 2023 and 2022.
Allocation of the Allowance for Credit Losses

($ in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	% of loans in each category to total gross loans	Amount	% of loans in each category to total gross loans	Amount	% of loans in each category to total gross loans
Commercial, financial and agriculture	$8,844	15.5%	$6,349	14.2%	$4,873	13.4%
Commercial real estate	29,125	59.2%	20,389	56.5%	17,552	57.0%
Consumer real estate	15,260	24.2%	11,599	28.1%	7,889	28.3%
Consumer installment	803	1.1%	580	1.2%	428	1.3%
Total loans	$54,032	100%	$38,917	100%	$30,742	100%
Non-interest Income
The Company's primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.
Non-interest income was $46.7 million at December 31, 2023, an increase of $9.7 million or 26.4% compared to December 31, 2022. This increase was partially attributable to $11.7 million in service charges on deposit accounts and interchange fee income, a $5.3 million increase associated with the U.S. Treasury awards, offset by a $9.8 million loss on the sale of available-for-sale securities. Non-interest income was $37.0 million at December 31, 2022, a decrease of $512 thousand or 1.4% compared to December 31, 2021. Increased service charges on deposit accounts and interchange fee income of $2.5 million was offset by a decrease in mortgage income of $4.5 million.
Non-interest Expense
Non-interest expense was $184.7 million for the year ended December 31, 2023, an increase of $54.2 million, or 41.6% in year-over-year comparison. The increase was partially attributable to $2.7 million in acquisition and charter conversion charges and $32.1 million in increased operating expenses related to the acquisitions of Beach Bank and Heritage Bank as well as $5.2 million in expenses associated with the U.S. Treasury awards and increases in FDIC premiums of $1.7 million and a $4.9 million increase in core deposit amortization for the year ended December 31, 2023. Non-interest expense was $130.5 million for the year ended December 31, 2022, an increase of $15.9 million compared to December 31, 2021. An increase of $4.8 million in acquisition and charter conversion charges and $3.3 million related to the ongoing operations of the Cadence Bank branches and $5.1 million related to the Beach Bank branch operations accounted for the increase in non-interest expense.

The following table sets forth the primary components of non-interest expense for the periods indicated.
Non-interest Expense

($ in thousands)	Years ended December 31,
	2023	2022	2021
Salaries and employee benefits	$93,412	$73,077	$65,856
Occupancy	17,381	12,854	12,713
Furniture and equipment	3,987	2,981	2,848
Supplies and printing	1,240	967	903
Professional and consulting fees	6,446	3,558	4,035
Marketing and public relations	833	393	615
FDIC and OCC assessments	3,849	2,122	2,074
ATM expense	5,821	3,873	3,623
Bank communications	3,579	1,904	1,754
Data processing	2,771	2,211	1,578
Acquisition expense/charter conversion	9,075	6,410	1,607
Other	36,332	20,133	16,953
Total	$184,726	$130,483	$114,559
Income Tax Expense
Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $21.3 million for the year ended December 31, 2023, $15.8 million for the year ended December 31, 2022 and $16.9 million for the year ended December 31, 2021. The Company’s effective income tax rate was 22.1%, 20.0% and 20.9% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owned life insurance, and certain merger related expenses. Income taxes are discussed more fully under Note K – Income Tax in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Analysis of Financial Condition
Earning Assets
Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2023, 2022, and 2021, respectively, average loans accounted for 71.4%, 58.0% and 60.8% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans, excluding mortgage loans held for sale, averaged $5.036 billion during 2023 and $3.302 billion during 2022, as compared to $3.020 billion during 2021.
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

The following table sets forth the Company’s loan portfolio maturing within specified intervals at December 31, 2023.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

($ in thousands)	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial, financial and agricultural	$209,690	$392,382	$191,341	$6,911	$800,324
Commercial real estate	314,080	1,414,550	1,168,566	161,959	3,059,155
Consumer real estate	129,208	365,095	187,040	571,452	1,252,795
Consumer installment	13,285	39,110	5,125	248	57,768
Total	$666,263	$2,211,137	$1,552,072	$740,570	$5,170,042

Loans with fixed interest rates:
Commercial, financial and agricultural	$130,524	$275,836	$126,964	$5,436	$538,760
Commercial real estate	231,270	1,215,711	717,414	19,742	2,184,137
Consumer real estate	68,229	267,122	104,973	89,254	529,578
Consumer installment	11,987	36,252	4,386	239	52,864
Total	$442,010	$1,794,921	$953,737	$114,671	$3,305,339

Loans with floating interest rates:
Commercial, financial and agricultural	$79,166	$116,546	$64,377	$1,475	$261,564
Commercial real estate	82,810	198,839	451,152	142,217	875,018
Consumer real estate	60,979	97,973	82,067	482,198	723,217
Consumer installment	1,298	2,858	739	9	4,904
Total	$224,253	$416,216	$598,335	$625,899	$1,864,703
The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.
Investment Securities. The investment securities portfolio is a significant component of the Company’s total earning assets. Total securities averaged $1.919 billion in 2023, as compared to $2.023 billion in 2022, and $1.305 billion in 2021. This represents 27.2%, 35.5%, and 26.3% of the average earning assets for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, investment securities, including equity securities, were $1.735 billion and represented 28.5% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Treasury, U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.
The following table details the weighted-average yield for each range of maturities of securities held-to-maturity using the amortized cost at December 31, 2023 (tax equivalent basis):

	Within One Year	After One, But Within Five Years	Maturing After Five But Within Ten Years	After Ten Years	Total
Securities held-to-maturity
U.S. Treasury	1.48%	1.67%	—%	—%	1.60%
Obligations of U.S. government agencies and sponsored entities	—%	3.49%	3.30%	—%	3.34%
Tax-exempt and taxable obligations of states and municipal subdivisions	1.91%	2.04%	3.96%	4.83%	4.57%
Mortgage-backed securities - residential	—%	—%	1.61%	2.45%	2.34%
Mortgage-backed securities - commercial	—%	2.12%	3.40%	3.86%	3.57%
Corporate obligations	—%	—%	—%	3.13%	3.13%
Total held-to-maturity	1.62%	2.00%	3.71%	4.57%	4.18%
Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $97.2 million in 2023, $366.5 million in 2022, and $642.0 million in 2021. There were no federal funds sold at December 31, 2023, 2022, and 2021. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.
Deposits
Deposits. Average total deposits at December 31, 2023 were $6.555 billion, an increase of $1.127 billion, or 20.8% compared to 2022. Average total deposits at December 31, 2022 were $5.428 billion, an increase of $796.9 million, or 17.2% compared to $4.631 billion in 2021.
At December 31, 2023, total deposits were $6.463 billion, compared to $5.494 billion at December 31, 2022, an increase of $968.5 million, or 17.6%, and $5.227 billion at December 31, 2021. During January 2023, deposits totaling $1.392 billion, net of purchase accounting adjustments, were acquired in the Heritage Bank acquisition. During August 2022, deposits totaling $490.6 million were acquired in the BBI acquisition. During December 2021, deposits totaling $410.2 million were acquired in the Cadence Bank branches acquisition.
As of December 31, 2023 and 2022, the Company had estimated uninsured deposits of $2.145 billion and $2.076 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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

	December 31,
($ in thousands)	2023		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing accounts	$2,012,935		$1,660,301		$1,366,529
Interest bearing deposits:
NOW accounts and other	2,017,154	1.41%	1,810,575	0.44%	1,529,293	0.48%
Money market accounts	1,013,701	1.79%	831,463	0.29%	756,951	0.20%
Savings accounts	606,421	0.18%	535,449	0.04%	440,977	0.03%
Time deposits	904,629	2.61%	590,385	0.58%	537,538	0.59%
Total interest-bearing deposits	4,541,905	1.57%	3,767,872	0.37%	3,264,759	0.37%
Total deposits	$6,554,840	1.09%	$5,428,173	0.26%	$4,631,288	0.26%
The most significant growth during 2023 compared to 2022 was in time deposits. The average cost of interest-bearing deposits and total deposits was 1.57% and 1.09% during 2023 compared to 0.37% and 0.26% in 2022. Average cost of interest bearing deposits increased 120 basis points to 1.57% at December 31, 2023 compared to 0.37% during the same time period in 2022. Average cost of total deposits increased 83 basis points to 1.09% at December 31, 2023 compared to 0.26% during the same time period in 2022. The increase in the average cost of deposits paid on our interest-bearing deposit products in 2023 compared to 2022, is a result of higher average market interest rates. Average cost of interest-bearing deposits and total deposits remained unchanged at December 31, 2022 compared to 2021.
The Company’s loan-to-deposit ratio, which excludes mortgage loans held for sale, was 80.0% at December 31, 2023, 68.7% at December 31, 2022 and 56.6% at December 31, 2021. The loan-to-deposit ratio averaged 76.8% during 2023. Core deposits, which exclude time deposits of $250,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $6.084 billion at December 31, 2023, $5.198 billion at December 31, 2022, and $4.504 billion at December 31, 2021.
Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits. The Company's brokered deposits were 1.8% of deposits at December 31, 2023.
Maturities of Certificates of Deposit
of $250,000 or More

($ in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
December 31, 2023	$103,032	$122,629	$44,767	$22,443	$292,871
Borrowed Funds
Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, loans from the Federal Reserve Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2023, advances from the FHLB totaled $0 compared to $130.1 million at December 31, 2022 and $0 at December 31, 2021. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were no federal funds purchased at December 31, 2023, 2022, and 2021, respectively.
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
In 2023, the Bank participated in the BTFP and had outstanding debt of $390.0 million and pledged securities with a fair value of $362.4 million at December 31, 2023. The securities pledged have a par value of $398.1 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and December 28, 2023, bear interest rates ranging from 4.69% to 4.83% and are set to mature one year from their issuance date.
Subordinated Debentures
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”). The debentures are the sole asset of Trust 2, and the Company is the sole owner of the common equity of Trust 2. Trust 2 issued $4.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term Secured Overnight Financing Rate ("SOFR") plus 1.65% plus a tenor spread adjustment of 0.026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”). The Company owns all of the common equity of Trust 3, and the debentures are the sole asset of Trust 3. Trust 3 issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three-month term SOFR plus 1.40% plus a tenor spread adjustment of 0.026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
In 2018, as a result of the acquisition of FMB Banking Corporation ("FMB"), the Company became the successor to FMB's obligations in respect of $6.2 million of floating rate junior subordinated debentures issued to FMB Capital Trust 1 ("FMB Trust"). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust's obligations under the preferred securities. The preferred securities issued by the FMB Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three-month term SOFR plus 2.85% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
On January 1, 2023, as a result of the acquisition of HSBI, the Company became the successor to HSBI's obligations in respect of $10.3 million of subordinated debentures issued to Liberty Shares Statutory Trust II ("Liberty Trust"). The debentures are the sole asset of Liberty Trust, and the Company is the sole owner of the common equity of Liberty Trust. Liberty Trust issued $10.0 million of preferred securities to an investor. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Liberty Trust's obligations under the preferred securities. The preferred securities issued by the Liberty Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term SOFR plus 1.48% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
In accordance with the provisions of ASC Topic 810, Consolidation, the Trust 2, Trust 3, FMB Trust, and Liberty Trust are not included in the consolidated financial statements.

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
The Notes due 2033 are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes due 2033 are not subject to redemption at the option of the holder. Principal and interest on the Notes due 2033 are subject to acceleration only in limited circumstances. The Notes due 2033 are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is pari passu in right to payment with respect to the other Notes. The Notes due 2033 have a fifteen year term, maturing May 1, 2033, and will bear interest at a fixed annual rate of 6.40%, payable quarterly in arrears, for the first ten years of the term. Thereafter, the interest rate will re-set quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR plus 3.39% plus a tenor spread adjustment of 0.026161%), payable quarterly in arrears. As provided in the Notes due 2033, under specified conditions the interest rate on the Notes due 2033 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2033, in whole or in part, on any interest payment date on or after May 1, 2028, and to redeem the Notes due 2033 at any time in whole upon certain other specified events.
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
The Company had $123.4 million of subordinated debt, net of deferred issuance costs $1.6 million and unamortized fair value mark $2.1 million, at December 31, 2023, compared to $145.0 million, net of deferred issuance costs $1.9 million and unamortized fair value mark $593 thousand, at December 31, 2022. The decrease in subordinated debt was attributable to the Company's redemption of $24.0 million of its Notes due 2028 and the Company's repayment of $2.0 million of its Notes due 2030 in May of 2023, which resulted in the Company recording a $217 thousand gain on the repurchased debt. The decrease in subordinated debt was partially offset by the addition of $9.0 million, net purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition.
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
Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2023, 2022 and 2021.

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
Analysis of Capital

Capital Ratios	Adequately Capitalized	Well Capitalized	Minimum Capital Required Basel III Fully Phased In	The Company December 31,			The First December 31,
				2023	2022	2021	2023	2022	2021
Leverage	4.0%	5.0%	7.0%	9.7%	9.3%	9.2%	10.7%	11.1%	10.8%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	7.0%	12.1%	12.7%	13.7%	13.8%	15.6%	16.6%
Tier 1	6.0%	8.0%	8.5%	12.5%	13.0%	14.1%	13.8%	15.6%	16.6%
Total	8.0%	10.0%	10.5%	15.0%	16.7%	18.6%	14.8%	16.4%	17.4%
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
The Company’s federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $97.2 million during the year ended December 31, 2023 and averaged $366.5 million at December 31, 2022. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2023, advances available totaled approximately $2.051 billion, of which $355.2 million had been drawn, or used for letters of credit.
As of December 31, 2023, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $661.8 million of the Company’s investment balances, compared to $1.066 billion at December 31, 2022. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.
The Company’s liquidity ratio as of December 31, 2023 was 17.6%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2023	Policy Maximum
Loans to Deposits (including FHLB advances)	79.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.3%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	5.0%	10.0%	In Policy
Pledged Securities to Total Securities	58.6%	90.0%	In Policy

	December 31, 2022	Policy Maximum
Loans to Deposits (including FHLB advances)	67.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	4.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	46.9%	90.0%	In Policy

	December 31, 2021	Policy Maximum
Loans to Deposits (including FHLB advances)	55.8%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	(14.6)%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	48.5%	90.0%	In Policy
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

Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. As of December 31, 2023, the target federal funds rate was 5.25% to 5.50%.
On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021. Under the renewed 2021 Repurchase Program, the Company could repurchase up to an aggregate of $30.0 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount. The Company repurchased 600,000 shares under the 2021 Repurchase Program in the first quarter of 2022.
On March 9, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30.0 million in shares of the Company’s issued and outstanding common stock during the 2022 calendar year. Under the program, the Company could, but was not required to, from time to time repurchase up $30.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2022 Repurchase Program expired on December 31, 2022.
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
On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program expired on December 31, 2023.
On February 28, 2024, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2024 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2024 Repurchase Program will expire on December 31, 2024.

Commitments and Contractual Obligations
The following table presents, as of December 31, 2023, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

($ in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	G	$5,387,116	$—	$—	$—	$5,387,116
Time deposits	G	971,259	73,460	22,510	8,527	1,075,756
Borrowings	H	390,000	—	—	—	390,000
Lease obligations	I	1,240	2,225	1,825	2,999	8,289
Trust preferred subordinated debentures	N	—	—	—	25,016	25,016
Subordinated note purchase agreement	N	—	—	—	98,370	98,370
Total Contractual obligations		$6,749,615	$75,685	$24,335	$134,912	$6,984,547
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

We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100-basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2023, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2023	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	236,936	232,589	231,521	233,208	226,151	210,556	187,595
Dollar Change	5,415	1,068		1,687	(5,370)	(20,965)	(43,926)
NII @ Risk - Sensitivity Year 1	2.3%	0.5%		0.7%	(2.3)%	(9.1)%	(19.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $5.4 million higher than in a stable interest rate scenario, for a variance of 2.3%.
Net interest income would likely decrease by $5.4 million, or (2.3)%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio was approximately 118.0% at December 31, 2023, 180.0% at December 31, 2022 and 164.5% at December 31, 2021. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year.
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

	December 31, 2023 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,286,790	1,321,286	1,354,363	1,362,597	1,327,813	1,263,361	1,187,080
Change in EVE from base	(67,573)	(33,077)		8,234	(26,550)	(91,002)	(167,283)
% Change	(5.0)%	(2.4)%		0.6%	(2.0)%	(6.7)%	(12.4)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

	December 31, 2022 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,366,982	1,410,341	1,397,164	1,366,639	1,316,226	1,248,624	1,165,069
Change in EVE from base	(30,182)	13,177		(30,525)	(80,938)	(148,540)	(232,095)
% Change	(2.2)%	0.9%		(2.2)%	(5.8)%	(10.6)%	(16.6)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $5.17 billion as of December 31, 2023, and the allowance for credit losses on loans was $54 million. The Company’s unfunded loan commitments totaled $866 million, with an allowance for credit loss of $2.1 million. Together these amounts represent the allowance for credit losses (“ACL”).

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

The primary procedures we performed as of December 31, 2023, to address this critical audit matter included:

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

•Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company;

•Evaluating the disclosures in the consolidated financial statements.

Acquisition

As described in Note C to the Company’s consolidated financial statements, the Company consummated the acquisition of Heritage Southeast Bancorporation, Inc. and its wholly-owned subsidiary, Heritage Bank, resulting in goodwill of approximately $91.9 million being recognized on the Company’s consolidated balance sheet. As part of the acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment. Management utilized outside vendors to assist with estimating the fair value.

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

/s/ FORVIS, LLP
We have served as the Company’s auditor since 2021.
Jackson, Mississippi
February 29, 2024

THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022
($ in thousands except per share data)

	2023	2022
ASSETS
Cash and due from banks	$224,199	$67,176
Interest-bearing deposits with banks	130,948	78,139
Total cash and cash equivalents	355,147	145,315
Securities available-for-sale, at fair value (amortized cost: $1,164,227 in 2023; $1,418,337 in 2022; allowance for credit losses: $0 in both 2023 and 2022)	1,042,365	1,257,101
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $615,944 - 2023; $642,097 - 2022)	654,539	691,484
Other securities	37,754	33,944
Total securities	1,734,658	1,982,529
Loans held for sale	2,914	4,443
Loans, net of ACL of $54,032 in 2023 and $38,917 in 2022	5,116,010	3,735,240
Interest receivable	33,300	27,723
Premises and equipment	174,309	143,518
Operating lease right-of-use assets	6,387	7,620
Finance lease right-of-use assets	1,466	1,930
Cash surrender value of life insurance	134,249	95,571
Goodwill	272,520	180,254
Other real estate owned	8,320	4,832
Other assets	160,065	132,742
Total assets	$7,999,345	$6,461,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$1,849,013	$1,630,203
Interest-bearing	4,613,859	3,864,201
Total deposits	6,462,872	5,494,404
Interest payable	22,702	3,324
Borrowed funds	390,000	130,100
Subordinated debentures	123,386	145,027
Operating lease liabilities	6,550	7,810
Finance lease liabilities	1,739	1,918
Allowance for credit losses on off-balance sheet credit exposures	2,075	1,325
Other liabilities	40,987	31,146
Total liabilities	7,050,311	5,815,054
Stockholders’ Equity:
Common stock, par value $1 per share: 80,000,000 shares authorized; 32,338,983 shares issued in 2023, 40,000,000 shares authorized, and 25,275,369 shares issued in 2022, respectively	32,339	25,275
Additional paid-in capital	775,232	558,833
Retained earnings	300,150	252,623
Accumulated other comprehensive (loss) income	(117,576)	(148,957)
Treasury stock, at cost (1,249,607 shares - 2023; 1,249,607 shares - 2022)	(41,111)	(41,111)
Total stockholders' equity	949,034	646,663
Total liabilities and stockholders' equity	$7,999,345	$6,461,717

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
($ in thousands, except per share amount)

	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$294,541	$157,768	$151,203
Interest and dividends on securities:
Taxable interest and dividends	32,202	29,656	16,685
Tax-exempt interest	11,737	11,017	7,721
Interest on deposits in banks	2,453	1,952	1,136
Total interest income	340,933	200,393	176,745

INTEREST EXPENSE
Interest on deposits	71,359	13,978	12,062
Interest on borrowed funds	20,249	8,599	7,619
Total interest expense	91,608	22,577	19,681
Net interest income	249,325	177,816	157,064
Provision for credit losses, LHFI	13,750	5,350	(1,456)
Provision for credit losses, OBSC exposures	750	255	352
Net interest income after provision for credit losses	234,825	172,211	158,168

NON-INTEREST INCOME
Service charges on deposit accounts	14,175	8,668	7,264
Other service charges and fees	3,177	1,833	1,508
Interchange fees	18,914	12,702	11,562
Secondary market mortgage income	2,866	4,303	8,823
Bank owned life insurance income	3,319	2,101	1,955
BOLI death proceeds	—	1,630	—
Gain (loss) on sale of premises	35	(116)	(264)
Securities (loss) gain	(9,716)	(82)	143
Gain (loss) on sale of other real estate	6	214	(300)
Government awards/grants	6,197	873	1,826
Bargain purchase gain	—	281	1,300
Other	7,732	4,554	3,656
Total non-interest income	46,705	36,961	37,473

NON-INTEREST EXPENSE
Salaries	76,609	57,903	53,371
Employee benefits	16,803	15,174	12,485
Occupancy	17,381	12,854	12,713
Furniture and equipment	3,987	2,981	2,848
Supplies and printing	1,240	967	903
Professional and consulting fees	6,446	3,558	4,035
Marketing and public relations	833	393	615
FDIC and OCC assessments	3,849	2,122	2,074
ATM expense	5,821	3,873	3,623
Bank communications	3,579	1,904	1,754
Data processing	2,771	2,211	1,578
Acquisition expense/charter conversion	9,075	6,410	1,607
Other	36,332	20,133	16,953
Total non-interest expense	184,726	130,483	114,559

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
($ in thousands, except per share amount)

Continued:
	2023	2022	2021
Income before income taxes	$96,804	$78,689	$81,082
Income taxes	21,347	15,770	16,915

Net income available to common stockholders	$75,457	$62,919	$64,167

Earnings per share:
Basic	$2.41	$2.86	$3.05
Diluted	2.39	2.84	3.03
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

($ in thousands)	2023	2022	2021

Net income	$75,457	$62,919	$64,167
Other comprehensive income (loss):
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	31,921	(173,428)	(23,738)
Net unrealized loss at time of transfer on securities available-for-sale transferred to held-to-maturity	—	(36,838)	—
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	372	97	—
Reclassification adjustment for loss/(gains) included in net income	9,716	82	(143)
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	42,009	(210,087)	(23,881)
Income tax (expense) benefit	(10,628)	53,152	6,043
Other comprehensive income (loss)	31,381	(156,935)	(17,838)
Comprehensive income (loss)	$106,838	$(94,016)	$46,329
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2022 AND 2023
($ in thousands except per share amount)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2021	21,598,993	$21,599	$456,919	$154,241	$25,816	(483,984)	$(13,760)	$644,815
Net income, 2021	—	—	—	64,167	—			64,167
Common stock repurchased	—	—	—	—	—	(165,623)	(5,171)	(5,171)
Other comprehensive loss	—	—	—	—	(17,838)	—	—	(17,838)
Dividend on common stock, $.58 per common share	—	—	—	(12,180)	—	—	—	(12,180)
Issuance restricted stock grant	93,578	94	(94)	—	—	—	—	—
Restricted stock grant forfeited	(2,021)	(2)	2	—	—	—	—	—
Compensation expense	—	—	3,100	—	—	—	—	3,100
Repurchase of restricted stock for payment of taxes	(21,906)	(22)	(699)	—	—	—	—	(721)
Balance, December 31, 2021	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172

Net income, 2022	—	—	—	62,919	—	—	—	62,919
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(156,935)	—	—	(156,935)
Dividend on common stock, $.74 per common share	—	—	—	(16,524)	—	—	—	(16,524)
Issuance of common shares for BBI acquisition	3,498,936	3,499	97,970	—	—	—	—	101,469
Issuance restricted stock grant	129,950	130	(130)	—	—	—	—	—
Restricted stock grant forfeited	(2,500)	(3)	3	—	—	—	—	—
Compensation expense	—	—	2,425	—	—	—	—	2,425
Repurchase of restricted stock for payment of taxes	(19,661)	(20)	(663)	—	—	—	—	(683)
Balance, December 31, 2022	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663

Net income, 2023	—	—	—	75,457	—	—	—	75,457
Other comprehensive income	—	—	—	—	31,381	—	—	31,381
Dividend on common stock, $.90 per common share	—	—	—	(27,930)	—	—	—	(27,930)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance restricted stock grant	167,173	167	(167)	—	—	—	—	—
Restricted stock grant forfeited	(12,194)	(12)	12	—	—	—	—	—
Compensation expense	—	—	2,302	—	—	—	—	2,302
Repurchase of restricted stock for payment of taxes	(11,787)	(11)	(350)	—	—	—	—	(361)
Balance, December 31, 2023	32,338,983	$32,339	$775,232	$300,150	$(117,576)	(1,249,607)	$(41,111)	$949,034
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

($ in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,457	$62,919	$64,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,099	12,173	13,792
FHLB stock dividends	(355)	(28)	(27)
Provision for credit losses	14,500	5,605	(1,104)
Deferred income taxes	7,006	940	1,739
Restricted stock expense	2,302	2,425	3,100
Increase in cash value of life insurance	(3,319)	(2,101)	(1,955)
Amortization and accretion, net, related to acquisitions	(4,432)	1,706	(30)
Bank premises and equipment loss/(gain)	(35)	116	264
Acquisition gain	—	(281)	(1,300)
Securities loss (gain)	9,716	82	(143)
Loss on sale/writedown of other real estate	774	159	815
Residential loans originated and held for sale	(91,786)	(152,776)	(230,456)
Proceeds from sale of residential loans held for sale	93,315	156,011	244,210
Changes in:
Interest receivable	(1,228)	(2,987)	3,218
Other assets	16,086	(45,692)	(1,056)
Interest payable	19,378	1,613	(463)
Operating lease liability	(1,260)	(1,306)	(1,839)
Other liabilities	(39,710)	51,449	2,783
Net cash provided by operating activities	108,508	90,027	95,715

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Sales	285,793	21,069	—
Maturities, prepayments, and calls	132,919	197,417	229,091
Purchases	(8,473)	(6,500)	(988,536)
Held-to-maturity securities:
Maturities, prepayments, and calls	40,469	474	—
Purchases	—	(602,718)	—
Purchases of other securities	(17,094)	(11,444)	—
Proceeds from redemption of other securities	14,466	1,237	5,276
Net (increase)/decrease in loans	(227,896)	(326,113)	202,194
Net changes to premises and equipment	(3,688)	(15,522)	(7,125)
Bank-owned life insurance - death proceeds	221	1,630	—
Purchase of bank owned life insurance	—	—	(11,733)
Proceeds from sale of other real estate owned	3,069	8,930	4,562
Proceeds from sale of land	1,416	712	—
Cash received in excess of cash paid for acquisition	106,793	23,939	358,916
Net cash provided by (used in) investing activities	327,995	(706,889)	(207,355)

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Continued:
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in deposits	(427,481)	(223,322)	601,575
Proceeds from borrowed funds	7,600,043	2,055,401	—
Repayment of borrowed funds	(7,340,143)	(1,950,301)	(114,647)
Dividends paid on common stock	(27,550)	(16,275)	(11,991)
Cash paid to repurchase common stock	—	(22,180)	(5,171)
Repurchase of restricted stock for payment of taxes	(361)	(683)	(721)
Principal payment on finance lease liabilities	(179)	(176)	(187)
Payment on subordinated debt issuance costs	—	—	(59)
Called/repayment of subordinated debt	(31,000)	—	—
Net cash (used in) provided by financing activities	(226,671)	(157,536)	468,799

Net change in cash and cash equivalents	209,832	(774,398)	357,159
Cash and cash equivalents at beginning of year	145,315	919,713	562,554
Cash and cash equivalents at end of year	$355,147	$145,315	$919,713

Supplemental disclosures:

Cash paid during the year for:
Interest	$51,101	$16,932	$16,368
Income taxes, net of refunds	16,084	7,194	15,717

Non-cash activities:
Transfers of loans to other real estate	6,602	2,560	2,143
Transfer of securities available-for-sale to held-to-maturity	—	139,598	—
Issuance of restricted stock grants	168	130	94
Stock issued in connection with BBI acquisition	—	101,469	—
Stock issued in connection with HSBI acquisition	221,522	—	—
Dividends on restricted stock grants	380	249	189
Right-of-use assets obtained in exchange for operating lease liabilities	817	2,698	168
Lease liabilities arising from BBI acquisition	—	3,390	—
Lease liabilities arising from HSBI acquisition	184	—	—
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - NATURE OF BUSINESS
The First Bancshares, Inc. (the “Company”) is a bank holding company whose business is primarily conducted by its wholly-owned subsidiary, The First Bank (the “Bank”), formerly known as The First, A National Banking Association. The Bank provides a full range of banking services in its primary market area of Mississippi, Louisiana, Alabama, Florida, and Georgia. The Company is regulated by the Federal Reserve Bank. Its subsidiary bank is currently subject to the regulation of the Federal Reserve Bank and the Mississippi Department of Banking and Consumer Finance, and was previously subject to the regulation of the OCC.
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
The principal products produced, and services rendered by the Company and are as follows:
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
Consumer Banking - The Company provides banking services to consumers, including checking, savings, and money market accounts as well as certificate of deposit and individual retirement accounts. In addition, the Company provides consumers with installment and real estate loans and lines of credit.
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
Debt Securities
Investments in debt securities are accounted for as follows:

Available-for-Sale Securities
Debt securities classified as available-for-sale ("AFS") are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity, until realized. Premiums and discounts are recognized in interest income using the interest method. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold. AFS securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to AFS securities reversed against interest income for the years ended December 31, 2023, 2022, and 2021.
Allowance for Credit Losses – Available-for-Sale Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS.
Securities to be Held-to-Maturity
Debt securities classified as held-to-maturity ("HTM") are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Gain and losses on the sales are determined using the adjusted cost of the specific security sold. HTM securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to HTM securities reversed against interest income for the years ended December 31, 2023, 2022, and 2021.
Allowance for Credit Losses – Held-to-Maturity Securities
Management measures expected credit losses on HTM debt securities on a pooled basis. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities.
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

Loss forecasts for HTM debt securities utilize Moody's municipal and corporate database, based on a scenario-conditioned probability of default and loss rate platform. The core of the stressed default probabilities and loss rates is based on the methodological relationship between key macroeconomic risk factors and historical defaults over nearly 50 years. Loss forecasts for structured HTM securities utilize VeriBanc's Estimated CAMELS Rating and the Modified Texas Ratio for each piece of underlying collateral and are applied to Intex models for the underlying assets cashflow resulting in collateral cashflow forecasts. These securities are assumed not to share similar risk characteristics due to the heterogeneous nature of the underlying collateral. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2023 and 2022.
Accrued interest receivable is excluded from the estimate of credit losses for securities HTM.
Trading Account Securities
Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities at December 31, 2023 and 2022.
Equity Securities
Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. There were no equity securities at December 31, 2023 and 2022.
Other Securities
Other securities are carried at cost and are restricted in marketability. Other securities consist of investments in the FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. Management reviews for impairment based on the ultimate recoverability of the cost basis.
Shares of FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No impairment was noted for the years ended December 31, 2023, 2022 and 2021.
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
Under ASC 326-20-30-2, if the Bank determines that a loan does not share risk characteristics with its other financial assets, the Bank shall evaluate the financial asset for expected credit losses on an individual basis. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. Generally, impairment is measured on a loan by loan basis using the fair value of the supporting collateral.
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

The probability of default (“PD”) calculation analyzes the historical loan portfolio over the given lookback period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PDs are used for an immediate reversion back to the historical mean. The historical data used to calculate this input was captured by the Company from 2009 through the most recent quarter end.
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
ASC 326 requires that a loan be evaluated for losses individually and reserved for separately, if the loan does not share similar risk characteristics to any other loan segments. The Company’s process for determining which loans require specific evaluation follows the standard and is two-fold. All non-performing loans, including nonaccrual loans and loans considered to be purchased credit deteriorated (“PCD”), are evaluated to determine if they meet the definition of collateral dependent under the new standard. These are loans where no more payments are expected from the borrower, and foreclosure or some other collection action is probable. Secondly, all non-performing loans that are not considered to be collateral dependent but are 90 days or greater past due and/or have a balance of $500 thousand or greater, will be individually reviewed to determine if the loan displays similar risk characteristic to substandard loans in the related segment.
The Company adopted ASU No. 2022-02 effective January 1, 2023. These amendments eliminate the TDR recognition and measurement guidance and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.
Prior to the adoption of ASU 2022-02, TDRs are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (1) the borrower is experiencing financial difficulty and (2) the restructuring constitutes a concession. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company assesses all loan modifications to determine whether they constitute a TDR.

Purchased Credit Deteriorated Loans
The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These PCD loans are recorded at the amount paid. It is the Company’s policy that a loan meets this definition if it is adversely risk rated as Non-Pass (Special Mention, Substandard, Doubtful or Loss) including nonaccrual. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
The Company continues to maintain segments of loans that were previously accounted for under ASC 310-30 Accounting for Purchased Loans with Deteriorated Credit Quality and will continue to account for these segments as a unit of account unless the loan is collateral dependent. PCD loans that are collateral dependent will be assessed individually. Loans are only removed from the existing segments if they are written off, paid off, or sold. Upon adoption of ASC 326, the allowance for credit losses was determined for each segment and added to the band’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the segment and the new amortized cost basis is the noncredit premium or discount, which will be amortized into interest income over the remaining life of the segment. Changes to the allowance for credit losses after adoption are recorded through provision expense.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. The depreciation policy is to provide for depreciation over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance expenditures are charged to operating expenses; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in operations. Building and related components are depreciated using the straight-line method with useful lives ranging from 10 to 39 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.
Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure and as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2023 and 2022, other real estate owned totaled $8.3 million and $4.8 million, respectively.
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of any net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company will perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. The goodwill impairment loss, if any, is measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. The Commercial/Retail Bank segment of the Company is the only reporting unit for which the goodwill analysis is prepared. Intangible assets with a finite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible assets with an indefinite life on our balance sheet.
The change in goodwill during the year is as follows:

($ in thousands)	2023	2022	2021
Beginning of year	$180,254	$156,663	$156,944
Acquired goodwill and provisional adjustments	92,266	23,591	(281)
End of year	$272,520	$180,254	$156,663
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions and are amortized on a straight-line basis over a 10-year average life. Such assets are periodically evaluated as to the recoverability of carrying values. The definite-lived intangible assets had the following carrying values at December 31, 2023 and 2022:

($ in thousands)
2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$99,071	$(30,259)	$68,812

2022
Core deposit intangibles	$55,332	$(20,696)	$34,636
The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:
2021	$4,137
2022	4,664
2023	9,563

Amount
Estimated amortization expense for the year ending December 31:
2024	$9,533
2025	9,518
2026	9,518
2027	9,185
2028	8,193
Thereafter	22,865
Total amortization expense	$68,812
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
ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2023 and 2022, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.
Advertising Costs
Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021, was $833 thousand, $393 thousand, and $391 thousand, respectively.
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
ACL on Off-Balance Sheet Credit (OBSC) Exposures
Under ASC 326, the Company is required to estimate expected credit losses for OBSC which are not unconditionally cancellable. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected credit losses related to OBSC exposures are presented as a liability.

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
The following tables disclose the reconciliation of the numerators and denominators of the basic and diluted computations available to common stockholders.

($ in thousands, except per share amount)
December 31, 2023	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common share	$75,457	31,373,718	$2.41
Effect of dilutive shares:
Restricted Stock	—	192,073
	$75,457	31,565,791	$2.39

December 31, 2022
Basic per common share	$62,919	22,023,595	$2.86
Effect of dilutive shares:
Restricted Stock	—	141,930
	$62,919	22,165,525	$2.84

December 31, 2021
Basic per common share	$64,167	21,017,189	$3.05
Effect of dilutive shares:
Restricted Stock	—	149,520
	$64,167	21,166,709	$3.03
The diluted per share amounts were computed by applying the treasury stock method.
Mergers and Acquisitions
Business combinations are accounted for under ASC 805, “Business Combinations”, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions. Acquisition-related costs are costs the Company incurs to affect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversion, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the non-interest expense caption.

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
In addition, the Company will enter into risk participation agreements that are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank.
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
Investment in Limited Partnership
The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $1.2 million at December 31, 2023 and $1.6 million at December 31, 2022, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2023, 2022 and 2021.
Reclassifications
Certain reclassifications have been made to the 2022 and 2021 financial statements to conform with the classifications used in 2023. These reclassifications did not impact the Company’s consolidated financial condition or results of operations.
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

In October 2021, the FASB issued ASU No. 2021-08, Business Combination (Topic 805): “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted ASU 2021-08 effective January 1, 2023. Adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.
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
In November 2023, FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU amends the ASC to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASU Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
In December 2023, FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU amendments require that a public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign. 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
Acquisitions
Heritage Southeast Bank
On January 1, 2023, the Company completed its acquisition of HSBI, pursuant to an Agreement and Plan of Merger dated July 27, 2022, by and between the Company and HSBI (the "HSBI Merger Agreement"). Upon the completion of the merger of HSBI with and into the Company, Heritage Bank, HSBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the HSBI Merger Agreement, each share of HSBI common stock was converted into the right to receive 0.965 of share of Company common stock. The Company paid a total consideration of $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included 6,920,422 shares of the Company's common stock, and $16 thousand in cash in lieu of fractional shares. The HSBI acquisition provided the opportunity for the Company to expand its operations in Georgia and the Florida panhandle.

In connection with the acquisition of HSBI, the Company recorded approximately $91.9 million of goodwill, of which $3.2 million funded the ACL for estimated losses on the acquired PCD loans, and $43.7 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
Expenses associated with the HSBI acquisition were $388 thousand and $4.9 million for the three months and twelve months period ended December 31, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
The following table summarizes the finalized fair values of the assets acquired and liabilities assumed including the goodwill generated from the transaction on January 1, 2023, along with valuation adjustments that have been made since initially reported.

($ in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$106,973	$(180)	$106,793
Investments	172,775	—	172,775
Loans	1,155,712	—	1,155,712
Core deposit intangible	43,739	—	43,739
Personal and real property	35,963	—	35,963
Other real estate owned	857	332	1,189
Bank owned life insurance	35,579	—	35,579
Deferred taxes	6,761	(632)	6,129
Interest receivable	4,349	—	4,349
Other assets	3,103	—	3,103
Total assets	1,565,811	(480)	1,565,331

Liabilities and equity:
Deposits	1,392,432	—	1,392,432
Trust Preferred	9,015	—	9,015
Other liabilities	34,271	—	34,271
Total liabilities	1,435,718	—	1,435,718
Net assets acquired	130,093	(480)	129,613
Consideration paid	221,538	—	221,538
Goodwill	$91,445	$480	$91,925
During the fourth quarter of 2023, the Company finalized its analysis and valuation adjustments have been made to cash and due from banks, other real estate owned, and deferred taxes since initially reported.
Beach Bancorp, Inc.
On August 1, 2022, the Company completed its acquisition of BBI, pursuant to an Agreement and Plan of Merger dated April 26, 2022 by and between the Company and BBI (the "BBI Merger Agreement"). Upon the completion of the merger of BBI with and into the Company, Beach Bank, BBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the BBI Merger Agreement, each share of BBI common stock and each share of BBI preferred stock was converted into the right to receive 0.1711 of a share of Company common stock (the "BBI Exchange Ratio"), and all stock options awarded under the BBI equity plans were converted automatically into an option to purchase shares of Company common stock on the same terms and conditions as applicable to each such BBI option as in effect immediately prior to the effective time, with the number of shares underlying each such option and the applicable exercise price adjusted based on the BBI Exchange Ratio. The BBI merger provides the opportunity for the Company to expand its operations in the Florida panhandle and enter the Tampa market. The Company paid consideration of approximately $101.5 million to the former BBI shareholders including 3,498,936 shares of the Company's common stock and approximately $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock.
In connection with the acquisition of BBI, the Company recorded approximately $23.7 million of goodwill and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years. The Company also incurred $1.3 million of provision for credit losses on credit marks from the loans acquired from Beach Bank.
Expenses associated with the BBI acquisition were $4.0 thousand and $1.4 million for the three months and twelve months period ended December 31, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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
During the third quarter of 2023, the Company finalized its analysis and valuation adjustments that were made to investments, loans, other real estate, personal and real property, deferred tax asset, other assets, and deposits.
Cadence Bank Branches
On December 03, 2021, The First completed its acquisition of seven Cadence Bank, N.A. (“Cadence”) branches in Northeast Mississippi (the “Cadence Branches”). In connection with the acquisition of the Cadence Branches, The First assumed $410.2 million in deposits, acquired $40.3 million in loans at fair value, acquired certain assets associated with the Cadence Branches at their book value, and paid a deposit premium of $1.0 million to Cadence. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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
Expenses associated with the branch acquisition of the Cadence Branches were $81 thousand and $189 thousand for the three months and twelve months period ended December 31, 2023. These costs included charges associated with due diligence as well as legal and consulting expenses, which have been expensed as incurred. The Company also incurred $370 thousand of provision for credit losses on credit marks from the loans acquired.
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed and the goodwill (bargain purchase gain) generated from the transaction:

($ in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Identifiable assets:
Cash and due from banks	$359,916	$—	$359,916
Loans	40,262	—	40,262
Core deposit intangible	2,890	—	2,890
Personal and real property	9,675	—	9,675
Other assets	135	—	135
Total assets	412,878	—	412,878

Liabilities and equity:
Deposits	410,171	—	410,171
Other liabilities	407	(281)	126
Total liabilities	410,578	(281)	410,297
Net assets acquired	2,300	281	2,581
Consideration paid	1,000	—	1,000
Bargain purchase gain	$(1,300)	$(281)	$(1,581)
During the fourth quarter of 2022, the Company finalized its analysis and valuation adjustments were made to other liabilities since initially reported.
Supplemental Pro Forma Information
The following table presents certain supplemental pro forma information, for illustrative purposes only, for the years December 31, 2023 and 2022 as if the BBI and HSBI acquisitions had occurred on January 1, 2022. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of this date.

($ in thousands)	Pro Forma for the Year Ended December 31,
	2023	2022
	(unaudited)	(unaudited)
Net interest income	$249,325	$248,639
Non-interest income	46,705	58,645
Total revenue	296,030	307,284
Income before income taxes	105,879	118,465
Supplemental pro-forma earnings were adjusted to exclude acquisition costs incurred.

NOTE D - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains, and losses, and estimated fair values of AFS securities and securities HTM at December 31, 2023 and 2022:

($ in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury	$16,985	$—	$310	$16,675
Obligations of U.S. government agencies and sponsored entities	119,868	1	14,946	104,923
Tax-exempt and taxable obligations of states and municipal subdivisions	486,293	449	48,276	438,466
Mortgage-backed securities - residential	297,735	11	34,430	263,316
Mortgage-backed securities - commercial	198,944	76	20,675	178,345
Corporate obligations	41,347	—	3,750	37,597
Other	3,055	—	12	3,043
Total available-for-sale	$1,164,227	$537	$122,399	$1,042,365
Held-to-maturity:
U.S. Treasury	$89,688	$—	$2,804	$86,884
Obligations of U.S. government agencies and sponsored entities	33,659	—	1,803	31,856
Tax-exempt and taxable obligations of states and municipal subdivisions	246,908	9,566	14,697	241,777
Mortgage-backed securities - residential	141,573	—	14,237	127,336
Mortgage-backed securities - commercial	132,711	—	12,334	120,377
Corporate obligations	10,000	—	2,286	7,714
Total held-to-maturity	$654,539	$9,566	$48,161	$615,944

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury	$135,752	$—	$11,898	$123,854
Obligations of U.S. government agencies and sponsored entities	163,054	3	18,688	144,369
Tax-exempt and taxable obligations of states and municipal subdivisions	519,190	598	61,931	457,857
Mortgage-backed securities - residential	341,272	11	42,041	299,242
Mortgage-backed securities - commercial	215,200	60	24,363	190,897
Corporate obligations	43,869	—	2,987	40,882
Total available-for-sale	$1,418,337	$672	$161,908	$1,257,101
Held-to-maturity:
U.S. Treasury	$109,631	$—	$5,175	$104,456
Obligations of U.S. government agencies and sponsored entities	33,789	—	2,153	31,636
Tax-exempt and taxable obligations of states and municipal subdivisions	247,467	4,525	13,699	238,293
Mortgage-backed securities - residential	156,119	—	17,479	138,640
Mortgage-backed securities - commercial	134,478	7	13,798	120,687
Corporate obligations	10,000	—	1,615	8,385
Total held-to-maturity	$691,484	$4,532	$53,919	$642,097
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

At December 31, 2023 and 2022, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.2 million and $6.2 million at December 31, 2023 and 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of December 31, 2023.
Securities Held to Maturity
At December 31, 2023, the potential credit loss exposure totaled $205 thousand and $242 thousand at December 31, 2023 and 2022, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded for the years ended December 31, 2023 and 2022.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $3.4 million and $3.6 million at December 31, 2023 and 2022, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the years ended December 31, 2023 and 2022.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2023, aggregated by credit quality indicators.

($ in thousands)	December 31, 2023	December 31, 2022
Aaa	$431,527	$467,736
Aa1/Aa2/Aa3	129,751	110,854
A1/A2	13,902	13,757
BBB	10,000	10,000
Not rated	69,359	89,137
Total	$654,539	$691,484

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	December 31, 2023
Available-for-Sale	Amortized Cost	Fair Value
Within one year	$45,559	$45,246
One to five years	150,165	143,592
Five to ten years	306,927	270,342
Beyond ten years	164,897	141,524
Mortgage-backed securities: residential	297,735	263,316
Mortgage-backed securities: commercial	198,944	178,345
Total	$1,164,227	$1,042,365
Held-to-maturity
Within one year	$39,082	$38,725
One to five years	72,333	69,387
Five to ten years	54,428	49,697
Beyond ten years	214,412	210,422
Mortgage-backed securities: residential	141,573	127,336
Mortgage-backed securities: commercial	132,711	120,377
Total	$654,539	$615,944
The proceeds from sales and calls of securities and the associated gains and losses are listed below:

($ in thousands)	2023	2022	2021
Gross gains	$65	$82	$202
Gross losses	9,781	164	59
Realized net (loss) gain	$(9,716)	$(82)	$143
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.095 billion and $1.031 billion at December 31, 2023 and 2022, respectively.

The following table summarizes securities in an unrealized losses position for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

	2023
($ in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$16,675	$310	$16,675	$310
Obligations of U.S. government agencies and sponsored entities	123	—	104,495	14,946	104,618	14,946
Tax-exempt and taxable obligations of states and municipal subdivisions	20,879	1,479	389,113	46,797	409,992	48,276
Mortgage-backed securities - residential	222	2	262,012	34,428	262,234	34,430
Mortgage-backed securities - commercial	2,896	52	170,256	20,623	173,152	20,675
Corporate obligations	—	—	37,597	3,750	37,597	3,750
Other	3,055	12	—	—	3,055	12
Total available-for-sale	$27,175	$1,545	$980,148	$120,854	$1,007,323	$122,399
Held-to-maturity:
U.S. Treasury	$—	$—	$86,884	$2,804	$86,884	$2,804
Obligations of U.S. government agencies and sponsored entities	747	5	31,109	1,798	31,856	1,803
Tax-exempt and taxable obligations of states and municipal subdivisions	10,472	3,949	91,480	10,748	101,952	14,697
Mortgage-backed securities - residential	—	—	127,336	14,237	127,336	14,237
Mortgage-backed securities - commercial	920	2	119,457	12,332	120,377	12,334
Corporate obligations	—	—	7,714	2,286	7,714	2,286
Total held-to-maturity	$12,139	$3,956	$463,980	$44,205	$476,119	$48,161

	2022
	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury	$4,563	$419	$119,292	$11,479	$123,855	$11,898
Obligations of U.S. government agencies and sponsored entities	34,254	2,293	109,431	16,395	143,685	18,688
Tax-exempt and taxable obligations of states and municipal subdivisions	275,202	31,152	159,508	30,779	434,710	61,931
Mortgage-backed securities: residential	76,125	4,970	222,274	37,071	298,399	42,041
Mortgage-backed securities: commercial	50,193	3,025	136,062	21,338	186,255	24,363
Corporate obligations	35,142	1,995	5,739	992	40,881	2,987
Total available-for-sale	$475,479	$43,854	$752,306	$118,054	$1,227,785	$161,908
Held-to-maturity:
U.S. Treasury	$104,457	$5,175	$—	$—	$104,457	$5,175
Obligations of U.S. government agencies and sponsored entities	31,636	2,153	—	—	31,636	2,153
Tax-exempt and taxable obligations of states and municipal subdivisions	127,628	13,583	15,303	116	142,931	13,699
Mortgage-backed securities - residential	138,639	17,479	—	—	138,639	17,479
Mortgage-backed securities - commercial	119,758	13,798	—	—	119,758	13,798
Corporate obligations	8,385	1,615	—	—	8,385	1,615
Total held-to-maturity	$530,503	$53,803	$15,303	$116	$545,806	$53,919
At December 31, 2023 and December 31, 2022, the Company’s securities portfolio consisted of 1,125 and 1,265 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis. No allowance for credit losses was needed at December 31, 2023 or 2022.
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
The composition of the loan portfolio as of December 31, 2023 and December 31, 2022, is summarized below:

($ in thousands)	December 31, 2023	December 31, 2022
Loans held for sale
Mortgage loans held for sale	$2,914	$4,443
Total LHFS	$2,914	$4,443

Loans held for investment
Commercial, financial, and agriculture (1)	$800,324	$536,192
Commercial real estate	3,059,155	2,135,263
Consumer real estate	1,252,795	1,058,999
Consumer installment	57,768	43,703
Total loans	5,170,042	3,774,157
Less allowance for credit losses	(54,032)	(38,917)
Net LHFI	$5,116,010	$3,735,240
______________________________________
(1)Loan balance includes $386 thousand and $710 thousand in PPP loans as of December 31, 2023 and 2022, respectively.
Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At December 31, 2023 and 2022, accrued interest receivable for LHFI totaled $24.7 million and $18.0 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

	December 31, 2023
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial, and agriculture (1)	$2,043	$313	$353	$965	$3,674	$800,324	$465
Commercial real estate	1,698	630	3,790	647	6,765	3,059,155	410
Consumer real estate	3,992	220	1,806	3,098	9,116	1,252,795	680
Consumer installment	180	—	31	—	211	57,768	—
Total	$7,913	$1,163	$5,980	$4,710	$19,766	$5,170,042	$1,555
______________________________________
(1)Total loan balance includes $386 thousand in PPP loans as of December 31, 2023.

	December 31, 2022
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial, and agriculture (1)	$220	$—	$19	$—	$239	$536,192	$—
Commercial real estate	1,984	—	7,445	1,129	10,558	2,135,263	4,560
Consumer real estate	3,386	289	2,965	1,032	7,672	1,058,999	791
Consumer installment	173	—	1	—	174	43,703	—
Total	$5,763	$289	$10,430	$2,161	$18,643	$3,774,157	$5,351
______________________________________
(1)Total loan balance includes $710 thousand in PPP loans as of December 31, 2022.
Acquired Loans
In connection with the acquisitions of BBI and HSBI, the Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution's previously recorded allowance for credit losses. Acquired loans are accounted for under ASC 326, Financial Instruments - Credit Losses.
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
The following table shows the carrying amount of loans acquired in the BBI and HSBI acquisition transaction for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination:

($ in thousands)	BBI	HSBI
Purchase price of loans at acquisition	$27,669	$52,356
Allowance for credit losses at acquisition	1,303	3,176
Non-credit discount (premium) at acquisition	530	2,325
Par value of acquired loans at acquisition	$29,502	$57,857
As of December 31, 2023 and 2022, the amortized cost of the Company’s PCD loans totaled $57.8 million and $24.0 million, respectively, which had an estimated ACL of $3.7 million and $1.7 million, respectively.
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
The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)	Term Extension	Percentage of Total Loans Held for Investment
Commercial real estate	$581	0.02%
Total	$581	0.02%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.
Debt Restructurings Prior to the Adoption of ASU 2022-02
If the Company grants a concession to a borrower for economic or legal reasons related to a borrower’s financial difficulties that it would not otherwise consider, the loan is classified as TDRs.
As of December 31, 2022 and 2021 the Company had TDRs totaling $21.8 million and $24.2 million, respectively. As of December 31, 2022, the Company had no additional amount committed on any loan classified as TDR. As of December 31, 2022 and 2021 TDRs had a related ACL of $841 thousand and $4.3 million, respectively.

The following table presents LHFI by class modified as TDRs that occurred during the twelve months ended December 31, 2022 and 2021.

($ in thousands, except for number of loans)
December 31, 2022	Number of Loans	Outstanding Recorded Investment Pre-Modification	Outstanding Recorded Investment Post-Modification	Interest Income Recognized
Consumer real estate	1	$134	$135	$7
Total	1	$134	$135	$7

December 31, 2021
Commercial, financial, and agriculture	1	$38	$37	$4
Commercial real estate	5	5,151	4,890	230
Consumer real estate	4	222	187	5
Consumer installment	1	13	1	—
Total	11	$5,424	$5,115	$239
The TDRs presented above increased the ACL $22 thousand and $1.6 million and resulted in no charge-offs for the years ended December 31, 2022, and 2021, respectively.
The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2022 and 2021.

($ in thousands, except for number of loans)	2022		2021
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	—	$—	—	$—
Consumer real estate	1	134	2	55
Total	1	$134	2	$55
The modifications described above included one of the following or a combination of the following: maturity date extensions, interest only payments, amortizations were extended beyond what would be available on similar type loans, and payment waiver. No interest rate concessions were given on these loans nor were any of these loans written down. A loan is considered to be in a payment default once it is 30 days contractually past due under the modified terms. The TDRs presented above increased the ACL $22 thousand and $21 thousand resulted in no charge-offs for the years ended December 31, 2022, and 2021, respectively.
The following tables represents the Company’s TDRs at December 31, 2022:

December 31, 2022
($ in thousands)	Current Loans	Past Due 30-89	Past Due 90 days and still accruing	Nonaccrual	Total
Commercial, financial, and agriculture	$49	$—	$—	$—	$49
Commercial real estate	13,561	—	—	6,121	19,682
Consumer real estate	1,077	—	—	929	2,006
Consumer installment	14	—	—	—	14
Total	$14,701	$—	$—	$7,050	$21,751
Allowance for credit losses	$350	$—	$—	$491	$841

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of December 31, 2023 and 2022:

December 31, 2023
($ in thousands)	Real Property	Equipment	Miscellaneous	Total
Commercial financial, and agriculture	$—	$496	$918	$1,414
Commercial real estate	710	—	—	710
Consumer real estate	778	—	—	778
Total	$1,488	$496	$918	$2,902

December 31, 2022
($ in thousands)	Real Property	Total
Commercial real estate	$4,560	$4,560
Consumer real estate	998	998
Total	$5,558	$5,558
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of December 31, 2023, these loans totaled $304.0 million, of which $165.9 million had been sold to other financial institutions and $138.1 million was purchased by the Company. As of December 31, 2022, these loans totaled $202.6 million, of which $100.1 million had been sold to other financial institutions and $102.5 million was purchased by the company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of December 31, 2023, and were generally updated within the prior year.
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at year ends December 31, 2023 and 2022. Revolving loans converted to term as of year ended December 31, 2023 and 2022 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$102,263	$150,420	$113,487	$47,313	$36,065	$64,020	$281,646	$795,214
Special mention	—	—	—	141	797	3	10	951
Substandard	451	330	121	185	550	1,894	628	4,159
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$102,714	$150,750	$113,608	$47,639	$37,412	$65,917	$282,284	$800,324
Current period gross write offs	$14	$51	$225	$139	$206	$110	$—	$745

Commercial real estate:
Risk Rating
Pass	$385,954	$825,505	$558,742	$377,085	$253,746	$569,428	$6,397	$2,976,857
Special mention	—	660	6,118	3,111	9,545	22,648	—	42,082
Substandard	136	7,293	393	566	5,427	26,401	—	40,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$386,090	$833,458	$565,253	$380,762	$268,718	$618,477	$6,397	$3,059,155
Current period gross write offs	$—	$—	$193	$—	$—	$57	$—	$250

Consumer real estate:
Risk Rating
Pass	$176,144	$334,056	$219,071	$127,539	$59,615	$163,464	$153,821	$1,233,710
Special mention	—	1,081	—	—	643	3,246	412	5,382
Substandard	502	404	511	1,559	514	6,988	3,225	13,703
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$176,646	$335,541	$219,582	$129,098	$60,772	$173,698	$157,458	$1,252,795
Current period gross write offs	$5	$19	$—	$—	$—	$25	$—	$49

Consumer installment:
Risk Rating
Pass	$24,482	$12,408	$7,316	$2,919	$1,213	$1,195	$8,156	$57,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	17	42	11	—	1	79
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$24,482	$12,416	$7,333	$2,961	$1,224	$1,195	$8,157	$57,768
Current period gross write offs	$226	$567	$223	$179	$156	$576	$121	$2,048

Total
Pass	$688,843	$1,322,389	$898,616	$554,856	$350,639	$798,107	$450,020	$5,063,470
Special mention	—	1,741	6,118	3,252	10,985	25,897	422	48,415
Substandard	1,089	8,035	1,042	2,352	6,502	35,283	3,854	58,157
Doubtful	—	—	—	—	—	—	—	—
Total	$689,932	$1,332,165	$905,776	$560,460	$368,126	$859,287	$454,296	$5,170,042
Current period gross write offs	$245	$637	$641	$318	$362	$768	$121	$3,092

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$181,761	$141,174	$55,690	$53,954	$43,441	$52,038	$181	$528,239
Special mention	380	5,188	1,664	—	—	412	—	7,644
Substandard	50	—	—	34	33	192	—	309
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$182,191	$146,362	$57,354	$53,988	$43,474	$52,642	$181	$536,192
Commercial real estate:
Risk Rating
Pass	$582,895	$436,661	$305,140	$217,626	$140,682	$368,185	$1,765	$2,052,954
Special mention	672	1,345	3,938	11,643	9,885	16,612	—	44,095
Substandard	50	2,830	908	1,694	4,797	27,935	—	38,214
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$583,617	$440,836	$309,986	$230,963	$155,364	$412,732	$1,765	$2,135,263
Consumer real estate:
Risk Rating
Pass	$325,853	$226,355	$136,052	$59,376	$51,515	$129,923	$112,278	$1,041,352
Special mention	—	—	—	—	823	3,846	—	4,669
Substandard	519	554	1,481	648	1,706	6,894	1,176	12,978
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$326,372	$226,909	$137,533	$60,024	$54,044	$140,663	$113,454	$1,058,999
Consumer installment:
Risk Rating
Pass	$18,925	$11,618	$5,031	$2,078	$832	$1,445	$3,725	$43,654
Special mention	—	—	—	—	—	—	—	—
Substandard	4	13	24	—	3	5	—	49
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$18,929	$11,631	$5,055	$2,078	$835	$1,450	$3,725	$43,703
Total
Pass	$1,109,434	$815,808	$501,913	$333,034	$236,470	$551,591	$117,949	$3,666,199
Special mention	1,052	6,533	5,602	11,643	10,708	20,870	—	56,408
Substandard	623	3,397	2,413	2,376	6,539	35,026	1,176	51,550
Doubtful	—	—	—	—	—	—	—	—
Total	$1,111,109	$825,738	$509,928	$347,053	$253,717	$607,487	$119,125	$3,774,157
Allowance for Credit Losses (ACL)
The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of a general allowance for loans that are collectively assessed in pools with similar risk characteristics and a specific allowance for individually assessed loans. The allowance is continuously monitored by management to maintain a level adequate to absorb expected credit losses in the loan portfolio.
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
The PD calculation analyzes the historical loan portfolio over the given lookback period to identify, by segment, loans that have defaulted. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. The model observes loans over a 12-month window, detecting any events previously defined. This information is then used by the model to calculate annual iterative count-based PD rates for each segment. This process is then repeated for all dates within the historical data range. These averaged PDs are used for an immediate reversion back to the historical mean. The historical data used to calculate this input was captured by the Company from 2009 through the most recent quarter end.
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

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022, and 2021.

	December 31, 2023
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,164	6,610	3,279	1,697	13,750
Loans charged-off	(745)	(250)	(49)	(2,048)	(3,092)
Recoveries	349	116	249	567	1,281
Total ending allowance balance	$8,844	$29,125	$15,260	$803	$54,032

	December 31, 2022
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	688	1,742	2,786	134	5,350
Loans charged-off	(259)	(72)	(204)	(683)	(1,218)
Recoveries	433	591	1,015	701	2,740
Total ending allowance balance	$6,349	$20,389	$11,599	$580	$38,917

	December 31, 2021
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,214	$24,319	$4,736	$551	$35,820
Impact of ASC 326 adoption on
non-PCD loans	(1,319)	(4,607)	5,257	(49)	(718)
Impact of ASC 326 adoption on
PCD loans	166	575	372	2	1,115
Provision for credit losses (1)	1,041	(100)	(2,314)	(83)	(1,456)
Loans charged-off	(1,662)	(3,523)	(473)	(555)	(6,213)
Recoveries	433	888	311	562	2,194
Total ending allowance balance	$4,873	$17,552	$7,889	$428	$30,742

(1)
The negative provision of $1.5 million for credit losses on the consolidated statements of income is net of a $370 thousand provision for credit marks in the Cadence Bank Branches loans acquired for the year ended December 31, 2022.

The Company recorded a $13.8 million, provision for credit losses for the year ended December 31, 2023, compared to $5.4 million for the year ended December 31, 2022. The 2023 provision for credit losses increase is attributable to loan growth and the acquisition of HSBI in January 2023. Total loans were $5.116 billion at December 31, 2023, compared to $3.735 billion at December 31, 2022, representing an increase of $1.381 billion, or 37.0%. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired as part of the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. In addition, the 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. The 2022 provision includes $3.9 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $1.3 million initial allowance recorded on PCD loans acquired as part of the BBI merger.
The Company recorded a $5.4 million, provision for credit losses for the year ended December 31, 2022, compared to $1.5 million, negative provision for credit losses for the year ended December 31, 2021. The 2022 provision for credit losses includes $3.9 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments. A $1.3 million initial allowance was recorded on PCD loans acquired in the BBI merger. The negative provision for 2021 was composed of a $1.5 million decrease in the ACL for LHFI, net of $370 thousand provision for credit marks on the Cadence Bank Branches loans acquired. The negative provision for credit losses in 2021 was primarily due to the improved macroeconomic outlook for 2021.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of December 31, 2023 and 2022. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation.

($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2023
LHFI
Individually evaluated	$1,414	$710	$778	$—	$2,902
Collectively evaluated	798,910	3,058,445	1,252,017	57,768	5,167,140
Total	$800,324	$3,059,155	$1,252,795	$57,768	$5,170,042

Allowance for Credit Losses
Individually evaluated	$408	$—	$—	$—	$408
Collectively evaluated	8,436	29,125	15,260	803	53,624
Total	$8,844	$29,125	$15,260	$803	$54,032

($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2022
LHFI
Individually evaluated	$—	$4,560	$998	$—	$5,558
Collectively evaluated	536,192	2,130,703	1,058,001	43,703	3,768,599
Total	$536,192	$2,135,263	$1,058,999	$43,703	$3,774,157

Allowance for Credit Losses
Individually evaluated	$—	$—	$5	$—	$5
Collectively evaluated	6,349	20,389	11,594	580	38,912
Total	$6,349	$20,389	$11,599	$580	$38,917

NOTE F - PREMISES AND EQUIPMENT
Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2023	2022
Premises:
Land	$48,460	$40,846
Buildings and improvements	126,013	100,830
Equipment	41,788	32,486
Construction in progress	1,808	6,447
	218,069	180,609
Less accumulated depreciation and amortization	43,760	37,091
Total	$174,309	$143,518
The amounts charged to operating expense for depreciation were $7.4 million, $5.7 million, and $5.4 million in 2023, 2022 and 2021, respectively.
NOTE G - DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2023 and 2022, were $292.9 million and $146.6 million, respectively.
At December 31, 2023, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

($ in thousands)
Year	Amount
2024	$971,259
2025	59,867
2026	13,593
2027	7,575
2028	14,935
Thereafter	8,527
Total	$1,075,756
NOTE H - BORROWED FUNDS
At December 31, 2023 and 2022, borrowed funds consisted of the following:

($ in thousands)	2023	2022
Bank Term Funding Program	$390,000	$—
FHLB advances	—	130,100
Total	$390,000	$130,100
On March 12, 2023, the Federal Reserve Board announced the Bank Term Funding Program ("BTFP"), which offers loans to banks with a term up to one year. The loans are secured by pledging the banks' U.S. treasuries, agency securities, agency securities, agency mortgage-backed securities, and any other qualifying asset. These pledged securities will be valued at par for collateral purposes. The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.

In 2023, the Bank participated in the BTFP and had outstanding debt of $390.0 million, pledged securities totaling a fair value for $362.4 million at December 31, 2023. The securities pledged have a par value of $398.1 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and December 28, 2023, bear interest rates ranging from 4.69% to 4.83% and are set to mature one year from their issuance date.
In 2022, each advance from the FHLB was payable at its maturity date, with a prepayment penalty for fixed rate advances. Interest was payable monthly at rates ranging from 4.55% to 4.58%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. In 2022, advances due to the FHLB were collateralized by $3.651 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $2.051 billion and $1.679 billion at December 31, 2023 and 2022, respectively.
Payments over the next five years are as follows:

($ in thousands)
2024	$390,000
2025	—
2026	—
2027	—
2028	—
NOTE I – LEASE OBLIGATIONS
The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 8 years.
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
Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term and is recorded in net occupancy and equipment expense in the consolidated statements of income and other comprehensive income. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date and based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2023 and 2022.

($ in thousands)	December 31, 2023	December 31, 2022
Right-of-use assets:
Operating leases	$6,387	$7,620
Finance leases, net of accumulated depreciation	1,466	1,930
Total right-of-use assets	$7,853	$9,550

Lease liabilities:
Operating lease	$6,550	$7,810
Finance lease	1,739	1,918
Total lease liabilities	$8,289	$9,728

Weighted average remaining lease term
Operating leases	7.2 years	7.5 years
Finance leases	7.9 years	8.9 years

Weighted average discount rate
Operating leases	2.0%	1.8%
Finance leases	2.2%	2.2%
The table below summarizes our net lease costs.

($ in thousands)	December 31,
	2023	2022	2021
Operating lease cost	$1,504	$1,464	$1,657
Finance lease cost:
Interest on lease liabilities	40	44	7
Amortization of right-of-use	464	464	263
Net lease cost	$2,008	$1,972	$1,927
The table below summarizes the maturity of remaining lease liabilities at December 31, 2023.

($ in thousands)	December 31, 2023
	Operating Leases	Finance Leases

2024	$1,144	$220
2025	1,043	220
2026	945	222
2027	777	252
2028	691	252
Thereafter	2,439	735
Total lease payments	7,039	1,901
Less: Interest	(489)	(162)
Present value of lease liabilities	$6,550	$1,739

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
Management believes, as of December 31, 2023, that the Company met all capital adequacy requirements to which they are subject. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more.
The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2023 and 2022 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

($ in thousands)
December 31, 2023	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$892,310	15.0%	$875,071	14.8%
Common equity Tier 1	715,858	12.1%	821,246	13.8%
Tier 1 risk-based	740,113	12.5%	821,246	13.8%
Tier 1 leverage	740,113	9.7%	821,246	10.7%

December 31, 2022	Amount	Ratio	Amount	Ratio
Total risk-based	$753,708	16.7%	$739,616	16.4%
Common equity Tier 1	570,660	12.7%	701,099	15.6%
Tier 1 risk-based	586,068	13.0%	701,099	15.6%
Tier 1 leverage	586,068	9.3%	701,099	11.1%

The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2023, and 2022, were as follows:

($ in thousands)
December 31, 2023	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$475,183	8.0%	$474,679	8.0%
Common equity Tier 1	267,291	4.5%	267,007	4.5%
Tier 1 risk-based	356,387	6.0%	356,009	6.0%
Tier 1 leverage	237,592	4.0%	237,339	4.0%

December 31, 2022	Amount	Ratio	Amount	Ratio
Total risk-based	$360,597	8.0%	$360,071	8.0%
Common equity Tier 1	202,836	4.5%	202,540	4.5%
Tier 1 risk-based	270,447	6.0%	270,053	6.0%
Tier 1 leverage	180,298	4.0%	180,035	4.0%
The principal sources of funds to the Company to pay dividends are the dividends received from the Bank. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2023, the Bank had available $147.3 million to pay dividends.
NOTE K - INCOME TAXES
The components of income tax expense are as follows:

($ in thousands)	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$11,754	$12,071	$12,546
State	2,587	2,759	2,630
Deferred	7,006	940	1,739
Total income tax expense	$21,347	$15,770	$16,915

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

($ in thousands)	Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$20,289	21%	$16,525	21%	$17,027	21%
Tax-exempt income, net	(1,696)	(2)%	(2,369)	(3)%	(1,692)	(2)%
Nondeductible expenses	144	—%	391	—%	29	—%
State income tax, net of federal tax effect	3,064	4%	2,251	3%	2,299	3%
Federal tax credits, net	(715)	(1)%	(715)	(1)%	(715)	(1)%
Other, net	261	—%	(313)	—%	(33)	—%
	$21,347	22%	$15,770	20%	$16,915	21%
The components of deferred income taxes included in the consolidated financial statements were as follows:

($ in thousands)	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$13,276	$9,581
Net operating loss carryover	27,256	24,531
Nonaccrual loan interest	826	600
Other real estate	1,092	894
Deferred compensation	1,161	1,205
Loan purchase accounting	6,438	2,554
Unrealized loss on available-for-sale securities	38,776	48,738
Lease liability	2,037	2,395
Other	5,014	3,299
	95,876	93,797
Deferred tax liabilities:
Securities	(560)	(627)
Premises and equipment	(9,017)	(6,588)
Core deposit intangible	(16,094)	(7,628)
Goodwill	(2,651)	(2,388)
Right-of-use asset	(1,929)	(2,517)
Other	(1,461)	(596)
	(31,712)	(20,344)
Net deferred tax asset/(liability), included in other assets/(liabilities)	$64,164	$73,453
With the acquisition of Baldwin Bancshares, Inc. in 2013, BCB Holding Company, Inc. in 2014, Gulf Coast Community Bank in 2017, Sunshine Financial, Inc. in 2018, and FPB Financial Corp. in 2019, SWG in 2020, BBI in 2022, and HSBI in 2023, the Company assumed federal tax net operating loss carryovers. $228.9 million of net operating losses remain available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.
The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2023, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2019.
NOTE L - EMPLOYEE BENEFITS
The Company and the Bank provide a deferred compensation arrangement (401k plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $1.5 million in 2023, $1.2 million in 2022, and $1.1 million in 2021.
The Company sponsors an Employee Stock Ownership Plan (ESOP) for employees who have completed one year of service for the Company and attained age 21. Employees become fully vested after five years of service. Contributions to the plan are at the discretion of the Board of Directors. At December 31, 2023, the ESOP held 5,728 shares valued at $168 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $24 thousand for 2023, $33 thousand for 2022, and $3 thousand for 2021.
In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, are accrued by the Company and included in other liabilities in the Consolidated Balance Sheets. The SERP balance at December 31, 2023 and 2022 was $4.6 million and $3.7 million, respectively. The Company accrued to expense $951 thousand for 2023, $945 thousand for 2022, and $945 thousand for 2021 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.
Upon the acquisition of Iberville Bank, Southwest Banc Shares, Inc., FMB Banking Corporation, and SWG, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2023, the total liability of the deferred compensation agreements was $763 thousand, $1.1 million, $2.6 million, and $273 thousand, respectively. Deferred compensation expense totaled $24 thousand, $152 thousand, $112 thousand, and $19 thousand, respectively for 2023.
NOTE M - STOCK PLANS
In 2007, the Company adopted the 2007 Stock Incentive Plan. The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share. In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. In 2021, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,115,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 239,964 at year-end 2023, and 167,173 and 129,950 shares were issued in 2023 and 2022, respectively.
A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2023	364,056	$31.88
Granted	167,173
Vested	(54,094)
Forfeited	(12,194)
Nonvested at December 31, 2023	464,941	$31.08
As of December 31, 2023, there was $8.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs are expected to be recognized over the remaining term of the vesting period

(approximately 5 years). The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $2.5 million, and $3.2 million.
Compensation cost in the amount of $2.3 million was recognized for the year ended December 31, 2023, $2.4 million was recognized for the year ended December 31, 2022 and $3.1 million for the year ended December 31, 2021. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).
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
NOTE N - SUBORDINATED DEBT
Debentures
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”). The debentures are the sole asset of Trust 2, and the Company is the sole owner of the common equity of Trust 2. Trust 2 issued $4.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term Secured Overnight Financing Rate ("SOFR") plus 1.65% plus a tenor spread adjustment of 0.026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
On July 27, 2007, the Company issued $6.2 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 3 (“Trust 3”). The Company owns all of the common equity of Trust 3, and the debentures are the sole asset of Trust 3. Trust 3 issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 3’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2037. Interest on the preferred securities is the three-month term SOFR plus 1.40% plus a tenor spread adjustment of 0.026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
In 2018, as a result of the acquisition of FMB Banking Corporation ("FMB"), the Company became the successor to FMB's obligations in respect of $6.2 million of floating rate junior subordinated debentures issued to FMB Capital Trust 1 ("FMB Trust"). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust's obligations under the preferred securities. The preferred securities issued by the FMB Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three-month term SOFR plus 2.85% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
On January 1, 2023, as a result of the acquisition of HSBI, the Company became the successor to HSBI's obligations in respect of $10.3 million of subordinated debentures issued to Liberty Shares Statutory Trust II ("Liberty Trust"). The debentures are the sole asset of Liberty Trust, and the Company is the sole owner of the common equity of Liberty Trust. Liberty Trust issued $10.0 million of preferred securities to an investor. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of

Liberty Trust's obligations under the preferred securities. The preferred securities issued by the Liberty Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term SOFR plus 1.48% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
In accordance with the provisions of ASC Topic 810, Consolidation, the Trust 2, Trust 3, FMB Trust, and Liberty Trust are not included in the consolidated financial statements.
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
The Notes due 2033 are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes due 2033 are not subject to redemption at the option of the holder. Principal and interest on the Notes due 2033 are subject to acceleration only in limited circumstances. The Notes due 2033 are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness, and each Note is pari passu in right to payment with respect to the other Notes. The Notes due 2033 have a fifteen year term, maturing May 1, 2033, and will bear interest at a fixed annual rate of 6.40%, payable quarterly in arrears, for the first ten years of the term. Thereafter, the interest rate will re-set quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR plus 3.39% plus a tenor spread adjustment of 0.026161%), payable quarterly in arrears. As provided in the Notes due 2033, under specified conditions the interest rate on the Notes due 2033 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2033, in whole or in part, on any interest payment date on or after May 1, 2028, and to redeem the Notes due 2033 at any time in whole upon certain other specified events.
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
The Company had $123.4 million of subordinated debt, net of deferred issuance costs $1.6 million and unamortized fair value mark $2.1 million, at December 31, 2023, compared to $145.0 million, net of deferred issuance costs $1.9 million and unamortized fair value mark $593 thousand, at December 31, 2022. The decrease in subordinated debt was attributable to the Company's redemption of $24.0 million of its Notes due 2028 and the Company's repayment of $2.0 million of its Notes due 2030 in May of 2023, which resulted in the Company recording a $217 thousand gain on the repurchased debt. The decrease in subordinated debt was partially offset by the addition of $9.0 million, net purchase accounting adjustments, of subordinated debt that the Company acquired as part of the HSBI acquisition.
NOTE O - TREASURY STOCK
Shares held in treasury totaled 1,249,607 at December 31, 2023, 1,249,607 at December 31, 2022 and 649,607 at December 31, 2021.
On February 8, 2022, the Company announced the renewal of the 2021 Repurchase Program that previously expired on December 31, 2021. Under the renewed 2021 Repurchase Program, the Company could repurchase up to an aggregate of $30.0 million of the Company’s issued and outstanding common stock in any manner determined appropriate by the Company’s management, less the amount of prior purchases under the program during the 2021 calendar year. The renewed 2021 Repurchase Program was completed in February 2022 when the Company’s repurchases under the program approached the maximum authorized amount. The Company repurchased 600,000 shares under the 2021 Repurchase Program in the first quarter of 2022.
On March 9, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “2022 Repurchase Program”), pursuant to which the Company could purchase up to an aggregate of $30.0 million in shares of the Company’s issued and outstanding common stock during the 2022 calendar year. Under the program, the Company could, but was not required to, from time to time repurchase up $30.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, was determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2022 Repurchase Program expired on December 31, 2022.
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
On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2023 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program expired on December 31, 2023.
On February 28, 2024, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2024 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2024 Repurchase Program will expire on December 31, 2024.
NOTE P - RELATED PARTY TRANSACTIONS
In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $23.7 million and $28.3 million at December 31, 2023 and 2022, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2023, is summarized as follows:

($ in thousands)
Loans outstanding at beginning of year	$28,338
Advances/new loans	725
Removed/payments	(5,383)
Loans outstanding at end of year	$23,680
Deposits from principal officers, directors, and their affiliates at year-end 2023 and 2022 were $15.6 million and $16.8 million.

NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK
In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, overdraft protection, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2023 and 2022, nor are any significant losses as a result of these transactions anticipated.
The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2023		2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$34,380	$50,226	$43,227	$15,758
Unused lines of credit	231,335	605,646	243,043	404,025
Standby letters of credit	15,573	13,114	4,260	9,909
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.0% to 18.0% and maturities ranging from 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet for the years ended December 31, 2023 and 2022. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	2023	2022	2021
Balance at beginning of period	$1,325	$1,070	$—
Adoption of ASU 326	—	—	718
Credit loss expense related to OBSC exposures	750	255	352
Balance at end of period	$2,075	$1,325	$1,070
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures. The Company recorded $750 thousand, $255 thousand, and $352 thousand to the provision for credit losses OBSC exposures for the years ended December 31, 2023, 2022, and 2021 respectively. The increase in the ACL on OBSC exposures for the year ended December 31, 2023 compared to the same period in 2022 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
No credit loss estimate is reported for OBSC exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation on the arrangement.
The Company currently has 110 full-service banking and financial service offices, one motor bank facility and five loan production offices across Mississippi, Alabama, Florida, Georgia, and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2023, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the

Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
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
NOTE R - FAIR VALUES OF ASSETS AND LIABILITIES
The Company follows the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.
The guidance defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with the guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:
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
Debt Securities - The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using the discounted cash flow or other market indicators (Level 3).
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

Loans Held for Sale - Loans held for sale are carried at fair value in the aggregate as determined by the outstanding commitments from investors. As, such we classify those loans subjected to nonrecurring fair value adjustments as Level 2 of the fair value hierarchy.
Interest Rate Swaps - The Company offers interest rate swaps to certain commercial loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable to fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing the contract or fixed interest payments for the customer. In addition, the Company will enter into risk participation agreements ("RPA"). Under an RPA-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. Under an RPA-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. RPAs are derivative financial instruments recorded at fair value. Although we have determined that a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit assumptions associated with our risk participation agreements utilize Level 3 inputs.
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

The following table presents the Company’s securities that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2023 and 2022:

December 31, 2023	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$16,675	$16,675	$—	$—
Obligations of U.S. government agencies and sponsored entities	104,923	—	104,923	—
Municipal securities	438,466	—	420,283	18,183
Mortgage-backed Securities	441,661	—	441,661	—
Corporate obligations	37,597	—	37,567	30
Other	3,043	—	3,043	—
Total investment securities available-for-sale	$1,042,365	$16,675	$1,007,477	$18,213
Loans held for sale	2,914	—	2,914	—
Interest rate swaps	$12,170	$—	$12,129	$41
Liabilities:
Interest rate swaps	$12,175	$—	$12,129	$46

December 31, 2022	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$123,854	$123,854	$—	$—
Obligations of U.S. government agencies and sponsored entities	144,369	—	144,369	—
Municipal securities	457,857	—	442,740	15,117
Mortgage-backed securities	490,139	—	490,139	—
Corporate obligations	40,882	—	40,851	31
Total investment securities available-for-sale	$1,257,101	$123,854	$1,118,099	$15,148
Loans held for sale	$4,443	$—	$4,443	$—
Interest rate swaps	$12,825	$—	$12,825	$—
Liabilities:
Interest rate swaps	$12,825	$—	$12,825	$—
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information:

	Bank-Issued Trust Preferred Securities
($ in thousands)	2023	2022
Balance, January 1	$31	$43
Paydowns	(1)	(12)
Balance, December 31	$30	$31

	Municipal Securities
($ in thousands)	2023	2022
Balance, January 1	$15,117	$20,123
Maturities, calls and paydowns	(2,639)	(2,328)
Transfer from level 2 to level 3	6,085	—
Unrealized (loss) gain included in comprehensive income	(380)	(2,678)
Balance, December 31	$18,183	$15,117

Interest Rate Swaps - Risk Participations
($ in thousands)	2023
Balance, January 1	$—
RPA-in	(46)
RPA-out	41
Balance at December 31	$(5)
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2023 and 2022. The following tables present quantitative information about recurring Level 3 fair value measurements:

($ in thousands)
Bank-Issued Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2023	$30	Discounted cash flow	Discount rate	7.81% - 7.89%
December 31, 2022	$31	Discounted cash flow	Discount rate	6.98% - 7.19%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2023	$18,183	Discounted cash flow	Discount rate	2.34% - 5.50%
December 31, 2022	$15,117	Discounted cash flow	Discount rate	3.00% - 4.00%

Interest Rate Swaps - Risk Participations	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2023	$(5)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%
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
Other Real Estate Owned
Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2023, amounted to $8.3 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2023 and 2022:

	Fair Value Measurements Using
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Collateral dependent loans	$2,494	$—	$—	$2,494
Other real estate owned	8,320	—	—	8,320

December 31, 2022
Collateral dependent loans	$5,552	$—	$—	$5,552
Other real estate owned	4,832	—	—	4,832

Estimated fair values for the Company's financial instruments are as follows, as of the dated noted:

	Fair Value Measurements
December 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$355,147	$355,147	$355,147	$—	$—
Securities available-for-sale	1,042,365	1,042,365	16,675	1,007,477	18,213
Securities held-to-maturity	654,539	615,944	—	615,944	—
Loans held for sale	2,914	2,914	—	2,914	—
Loans, net	5,116,010	4,877,935	—	—	4,877,935
Accrued interest receivable	33,300	33,300	—	8,632	24,668
Interest rate swaps	12,170	12,170	—	12,129	41

Liabilities:
Non-interest-bearing deposits	$1,849,013	$1,849,013	$—	$1,849,013	$—
Interest-bearing deposits	4,613,859	4,430,227	—	4,430,227	—
Subordinated debentures	123,386	109,426	—	—	109,426
FHLB and other borrowings	390,000	390,000	—	390,000	—
Accrued interest payable	22,702	22,702	—	22,702	—
Interest rate swaps	12,175	12,175	—	12,129	46

	Fair Value Measurements
December 31, 2022	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$145,315	$145,315	$145,315	$—	$—
Securities available-for-sale	1,257,101	1,257,101	123,854	1,118,099	15,148
Securities held-to-maturity	691,484	642,097	—	642,097	—
Loans held for sale	4,443	4,443	—	4,443	—
Loans, net	3,735,240	3,681,313	—	—	3,681,313
Accrued interest receivable	27,723	27,723	—	9,757	17,966
Interest rate swaps	12,825	12,825	—	12,825	—

Liabilities:
Non-interest-bearing deposits	$1,630,203	$1,630,203	$—	$1,630,203	$—
Interest-bearing deposits	3,864,201	3,505,990	—	3,505,990	—
Subordinated debentures	145,027	133,816	—	—	133,816
FHLB and other borrowings	130,100	130,100	—	130,100	—
Accrued interest payable	3,324	3,324	—	3,324	—
Interest rate swaps	12,825	12,825	—	12,825	—

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
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2023, 2022, and 2021. Items outside the scope of ASC 606 are noted as such.

($ in thousands)	Year Ended December 31, 2023
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$8,154	$—	$—	$8,154
Other	6,021	—	—	6,021
Interchange income	18,914	—	—	18,914
Investment brokerage fees	1,623	—	—	1,623
Net gains on OREO	6	—	—	6
Net losses on sales of securities (1)	(9,716)	—	—	(9,716)
Gain on premises and equipment	35	—	—	35
Gain on sale of loans	1,512	—	—	1,512
Other	10,307	2,866	6,983	20,156
Total non-interest income	$36,856	$2,866	$6,983	$46,705

($ in thousands)	Year Ended December 31, 2022
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$4,023	$93	$—	$4,116
Other	8,679	—	—	8,679
Interchange income	12,702	—	—	12,702
Investment brokerage fees	1,566	—	—	1,566
Net gains on OREO	214	—	—	214
Net losses on sales of securities (1)	(82)	—	—	(82)
Gain on acquisition (1)	281	—	—	281
Loss on premises and equipment	(116)	—	—	(116)
Other	2,724	4,210	2,667	9,601
Total non-interest income	$29,991	$4,303	$2,667	$36,961

($ in thousands)	Year Ended December 31, 2021
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$3,122	$—	$—	$3,122
Other	4,140	2	—	4,142
Interchange income	11,562	—	—	11,562
Investment brokerage fees	1,349	—	—	1,349
Net (losses) on OREO	(300)	—	—	(300)
Net gains on sales of securities (1)	143	—	—	143
Gain on acquisition (1)	1,300	—	—	1,300
Loss on premises and equipment	(264)	—	—	(264)
Other	7,487	8,821	111	16,419
Total non-interest income	$28,539	$8,823	$111	$37,473
___________________________________
(1)Not within scope of ASC 606.

NOTE T - PARENT COMPANY FINANCIAL INFORMATION
The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follows:
Condensed Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets:
Cash and cash equivalents	$13,485	$9,843
Investment in subsidiary bank	1,056,369	778,885
Investments in statutory trusts	806	496
Bank owned life insurance	348	333
Other	3,275	3,962
	$1,074,283	$793,519
Liabilities and Stockholders’ Equity:
Subordinated debentures	$123,386	$145,027
Other	1,863	1,830
Stockholders’ equity	949,034	646,663
	$1,074,283	$793,519
Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Income:
Interest and dividends	$36	$17	$10
Dividend income	65,000	16,000	—
Other	6,983	2,667	111
	72,019	18,684	121
Expenses:
Interest on borrowed funds	7,970	7,492	7,375
Legal and professional	1,136	593	941
Other	6,266	7,498	4,828
	15,372	15,583	13,144
Income (loss) before income taxes and equity in undistributed income of subsidiary	56,647	3,101	(13,023)
Income tax benefit	2,005	3,263	3,295
Income (loss) before equity in undistributed income of subsidiary	58,652	6,364	(9,728)
Equity in undistributed income of subsidiary	16,805	56,555	73,895

Net income	$75,457	$62,919	$64,167

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$75,457	$62,919	$64,167
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(16,805)	(56,555)	(73,895)
Restricted stock expense	2,302	2,425	3,100
Other, net	9,263	6,255	(3,343)
Net cash provided by (used in) operating activities	70,217	15,044	(9,970)

Cash flows from investing activities:
Investment in bank	—	(1,300)	—
Other, net	—	290	—
Net cash (used in) investing activities	—	(1,010)	—

Cash flows from financing activities:
Dividends paid on common stock	(27,550)	(16,275)	(11,991)
Repurchase of restricted stock for payment of taxes	(361)	(683)	(721)
Common stock repurchased	—	(22,180)	(5,171)
Repayment of borrowed funds	—	—	(4,647)
Called/repayment of subordinated debt	(31,000)	—	—
Other, net	(7,664)	216	—
Net cash (used in) financing activities	(66,575)	(38,922)	(22,530)

Net increase (decrease) in cash and cash equivalents	3,642	(24,888)	(32,500)
Cash and cash equivalents at beginning of year	9,843	34,731	67,231

Cash and cash equivalents at end of year	$13,485	$9,843	$34,731

NOTE U - OPERATING SEGMENTS
The Company is considered to have three principal business segments in 2023, 2022, and 2021, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

($ in thousands)	Year Ended December 31, 2023
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$340,566	$331	$36	$340,933
Interest expense	83,497	141	7,970	91,608
Net interest income (loss)	257,069	190	(7,934)	249,325
Provision (credit) for credit losses	14,500	—	—	14,500
Net interest income (loss) after provision for loan losses	242,569	190	(7,934)	234,825
Non-interest income	36,856	2,866	6,983	46,705
Non-interest expense	172,133	5,191	7,402	184,726
Income (loss) before income taxes	107,292	(2,135)	(8,353)	96,804
Income tax (benefit) expense	23,892	(540)	(2,005)	21,347
Net income (loss)	$83,400	$(1,595)	$(6,348)	$75,457

Total Assets	$7,971,373	$10,058	$17,914	$7,999,345
Net Loans	5,114,434	4,490	—	5,118,924

($ in thousands)	Year Ended December 31, 2022
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$199,937	$439	$17	$200,393
Interest expense	14,979	106	7,492	22,577
Net interest income (loss)	184,958	333	(7,475)	177,816
Provision (credit) for loan losses	5,605	—	—	5,605
Net interest income (loss) after provision for loan losses	179,353	333	(7,475)	172,211
Non-interest income	29,991	4,303	2,667	36,961
Non-interest expense	116,899	5,493	8,091	130,483
Income (loss) before income taxes	92,445	(857)	(12,899)	78,689
Income tax (benefit) expense	19,250	(217)	(3,263)	15,770
Net income (loss)	$73,195	$(640)	$(9,636)	$62,919

Total Assets	$6,428,889	$18,194	$14,634	$6,461,717
Net Loans	3,734,659	5,024	—	3,739,683

($ in thousands)	Year Ended December 31, 2021
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Interest income	$176,153	$582	$10	$176,745
Interest expense	12,166	140	7,375	19,681
Net interest income (loss)	163,987	442	(7,365)	157,064
Provision (credit) for loan losses	(1,104)	—	—	(1,104)
Net interest income (loss) after provision for loan losses	165,091	442	(7,365)	158,168
Non-interest income	28,539	8,823	111	37,473
Non-interest expense	103,430	5,361	5,768	114,559
Income (loss) before income taxes	90,200	3,904	(13,022)	81,082
Income tax (benefit) expense	19,222	988	(3,295)	16,915
Net income (loss)	$70,978	$2,916	$(9,727)	$64,167

Total Assets	$6,015,664	$16,519	$45,231	$6,077,414
Net Loans	2,929,995	6,494	—	2,936,489

NOTE V - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

($ in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2023
Total interest income	$80,338	$86,194	$85,681	$88,720
Total interest expense	15,412	20,164	24,977	31,055
Net interest income	$64,926	$66,030	$60,704	$57,665
Provision for credit losses	11,000	1,250	1,000	1,250
Net interest income after provision for credit losses	53,926	64,780	59,704	56,415
Total non-interest income	12,612	12,423	19,324	2,346
Total non-interest expense	45,670	46,899	47,724	44,433
Income tax expense	4,597	6,525	6,944	3,281
Net income available to common stockholders	$16,271	$23,779	$24,360	$11,047
Per common share:
Net income, basic	$0.52	$0.76	$0.78	$0.35
Net income, diluted	0.52	0.75	0.77	0.35
Cash dividends declared	0.21	0.22	0.23	0.24

2022
Total interest income	$42,741	$45,847	$53,874	$57,931
Total interest expense	4,102	3,746	4,726	10,003
Net interest income	$38,639	$42,101	$49,148	$47,928
Provision for credit losses	—	600	4,300	705
Net interest income after provision for credit losses	38,639	41,501	44,848	47,223
Total non-interest income	11,157	8,664	9,022	8,118
Total non-interest expense	28,590	30,955	35,903	35,035
Income tax expense	4,377	3,457	3,924	4,012
Net income available to common stockholders	$16,829	$15,753	$14,043	$16,294
Per common share:
Net income, basic	$0.81	$0.77	$0.61	$0.68
Net income, diluted	0.81	0.76	0.61	0.67
Cash dividends declared	0.17	0.18	0.19	0.20

2021
Total interest income	$45,187	$43,238	$44,435	$43,885
Total interest expense	5,958	5,188	4,407	4,128
Net interest income	$39,229	$38,050	$40,028	$39,757
Provision for loan losses	—	—	—	(1,104)
Net interest income after provision for loan losses	39,229	38,050	40,028	40,861
Total non-interest income	9,472	8,822	9,586	9,593
Total non-interest expense	27,264	27,452	29,053	30,790
Income tax expense	4,793	3,820	4,429	3,873
Net income available to common stockholders	$16,644	$15,600	$16,132	$15,791
Per common share:
Net income, basic	$0.79	$0.74	$0.77	$0.75
Net income, diluted	0.79	0.74	0.76	0.75
Cash dividends declared	0.13	0.14	0.15	0.16

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
Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company has two risk participation-in swaps and one risk participation-out swap at December 31, 2023.

The following table provides outstanding interest rate swaps at December 31, 2023 and December 31, 2022.

($ in thousands)	December 31, 2023	December 31, 2022
Notional amount	$493,290	$328,756
Weighted average pay rate	5.2%	4.6%
Weighted average receive rate	5.2%	4.3%
Weighted average maturity in years	5.39	6.11

The following table provides the fair value of interest rate swap contracts at December 31, 2023 and December 31, 2022 included in other assets and other liabilities.

($ in thousands)	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$12,170	12,175	12,825	12,825

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At December 31, 2023 and December 31, 2022, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the year ended December 31, 2023 and December 31, 2022, net swap spread income included in other income was $1.3 million and $193 thousand, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
As permitted by SEC guidance, management has excluded the operations of the HSBI acquisition from the scope of management’s report on internal control over financial reporting. HSBI was acquired during the year ended December 31, 2023. For the year ended December 31, 2023, HSBI represented approximately 19.6% of total consolidated assets.
This Annual Report on Form 10-K contains an audit report of FORVIS, LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2023 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi

Opinion on the Internal Control over Financial Reporting

We have audited The First Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2023, has excluded Heritage Southeast Bancorporation, Inc. which was acquired during the year ended December 31, 2023. We have also excluded Heritage Southeast Bancorporation, Inc. from the scope of our audit of internal control over financial reporting. Heritage Southeast Bancorporation, Inc. represented approximately 22.4 percent of consolidated revenues for the year ended December 31, 2023, and approximately 19.6 percent of consolidated total assets as of December 31, 2023.

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

/s/ FORVIS, LLP
Jackson, Mississippi
February 29, 2024

ITEM 9B. OTHER INFORMATION
SERP Amendments
On November 16, 2023, the Board approved amendments to the Supplemental Executive Retirement Plan Agreement dated January 1, 2020 with M. Ray (Hoppy) Cole, Jr. (the "Cole 2020 SERP Amendment") and the Supplemental Executive Retirement Plan Agreement dated January 1, 2021 with Donna T. (Dee Dee) Lowery (the "2021 Lowery SERP Amendment"). The 2020 Cole SERP Amendment and the 2021 Lowery SERP Amendment were executed on February 26, 2024. The material terms of the agreements are summarized below.
Mr. Cole's 2020 SERP, as amended. Mr. Cole's 2020 SERP, as amended, provides for a lifetime benefit equal to 50% of "compensation" (as defined in the 2020 SERP), less any amounts payable under his 2014 SERP, which will be payable in equal monthly installments upon Mr. Cole's separation from service following attainment of age 65 while in the employment of the Bank (except in the case of Mr. Cole's death, in which case the death benefit will be paid in a lump sum).
•If Mr. Cole separates from service prior to age 65, other than by reason of his death or a termination for cause other than in connection with a change in control, then he will receive an annual benefit equal to the "early termination benefit" (as defined in the 2020 SERP).
•If Mr. Cole separates from service following a change in control prior to age 65, then he will receive 100% of the "change in control benefit" (as defined in the 2020 SERP).
•In the event of Mr. Cole's death, his beneficiary will receive a lump sum payment equal to 50% of Mr. Cole's compensation multiplied by a factor of 17, less any amounts already paid under the 2021 or 2014 SERPs, plus an additional lump sum death benefit payment determined by Mr. Cole's age at death.
Ms. Lowery's 2021 SERP. Ms. Lowery's 2021 SERP, as amended, provides for a lifetime benefit equal to 50% of "compensation" (as defined in the 2021 SERP), less any amounts payable under her 2014 SERP, which will be payable in equal monthly installments upon Ms. Lowery's separation from service following attainment of age 65 while in the employment of the Bank (except in the case of Ms. Lowery's death, in which case the death will be paid in a lump sum).
•If Ms. Lowery separates from service prior to age 65, other than by reason of her death or a termination for cause other than in connection with a change in control, then she will receive an annual benefit equal to the "early termination benefit" (as defined in the 2021 SERP).
•If Ms. Lowery separates from service following a change in control prior to age 65, then she will receive 100% of the "change in control benefit" (as defined in the 2021 SERP).
•In the event of Ms. Lowery's death, her beneficiary will receive a lump sum payment equal to 50% of Ms. Lowery's compensation multiplied by a factor of 21, less any amounts already paid under the 2021 or 2014 SERPs.
On November 16, 2023, the Board also approved amendments to the Supplemental Executive Retirement Plan Agreement dated May 15, 2014 with Mr. Cole (the "2014 Cole SERP Amendment") and the Supplemental Executive Retirement Plan Agreement dated May 19, 2014 with Ms. Lowery (the "2014 Lowery SERP Amendment"), to remove the death benefit provided under each agreement. The 2014 Cole SERP Amendment and the 2014 Lowery SERP Amendment were executed on February 26, 2024.
The summary provided herein is qualified in its entirety by reference to the full text of the 2020 Cole SERP Amendment, the 2021 Lowery SERP Amendment, the 2014 Cole SERP Amendment and the 2014 Lowery SERP Amendment, which are attached hereto as Exhibits 10.13, 10.17, 10.11 and 10.15, respectively.
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-(c) or any "non-Rule 10b5-1 trading arrangement.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 23, 2024, which proxy materials will be filed with the SEC on or about April 10, 2024.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 23, 2024, which proxy materials will be filed with the SEC on or about April 10, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 23, 2024, which proxy materials will be filed with the SEC on or about April 10, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 23, 2024, which proxy materials will be filed with the SEC on or about April 10, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held May 23, 2024, which proxy materials will be filed with the SEC on or about April 10, 2024.

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

2.7
Agreement and Plan of Merger, dated as of April 26, 2022, by and between The First Bancshares, Inc. and Beach Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on May 2, 2022).

2.8
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

3.3	Amendment to Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to 3.1 to the Company's Current Report on Form 8-K filed on May 26, 2023.

3.4
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

4.6	Description of Securities.

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

10.11	Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Milton R. Cole, Jr.*

10.12
Supplemental Executive Retirement Agreement effective January 1, 2020 between The First, A National Banking Association and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.13	Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Milton R. Cole, Jr.*

10.14
Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.15	Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Donna T. Lowery*

10.16
Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report in Form 10-K filed in March 12,2021).+

10.17	Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Donna T. Lowery*

10.18
Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.19
Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+

10.20
Amendment to Stock Incentive Agreement for Outstanding Shares of Restricted Stock, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 21, 2019). +

10.21
Subordinated Note Purchase Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.22
Registration Rights Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.23	Beach Community Bank 2018 Stock Option Plan (incorporated by reference to Exhibit 99.1 of The First Bancshares' Registration Statement No. 333-266436 on Form S-8 filed on August 1, 2022).
21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of FORVIS, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

97.1	Clawback Policy.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.
**Furnished herewith.
+ Denotes management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: February 29, 2024	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board

Date: February 29, 2024	By:	/s/ Dee Dee Lowery
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

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director	February 29, 2024
/s/ David W. Bomboy	Director	February 29, 2024
/s/ Jonathan A. Levy	Director	February 29, 2024
/s/ Charles R. Lightsey	Director	February 29, 2024
/s/ Fred McMurry	Director	February 29, 2024
/s/ Thomas E. Mitchell	Director	February 29, 2024
/s/ Renee Moore	Director	February 29, 2024
/s/ Ted E. Parker	Lead Director	February 29, 2024
/s/ J. Douglas Seidenburg	Director	February 29, 2024
/s/ Andrew D. Stetelman	Director	February 29, 2024
/s/ Valencia M. Williamson	Director	February 29, 2024
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President, Director, and Chairman of	February 29, 2024
the Board (Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer	February 29, 2024
(Principal Financial and Accounting Officer)