Form 10-Q
period 2024-03-31
FIRST BANCSHARES INC /MS/
filed 2024-05-10
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common stock, $1.00 par value, 32,468,333 shares issued and 31,218,726 outstanding as of May 3, 2024.

Auditor Firm PCAOB ID: 686	Auditor Name: FORVIS, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$109,323	$224,199
Interest-bearing deposits with banks	230,641	130,948
Total cash and cash equivalents	339,964	355,147
Securities available-for-sale, at fair value (amortized cost: $1,216,163 - 2024; $1,164,227 - 2023; allowance for credit losses: $0)	1,088,568	1,042,365
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $577,343 - 2024; $615,944 - 2023)	622,574	654,539
Other securities	34,094	37,754
Total securities	1,745,236	1,734,658
Loans held for sale	4,241	2,914
Loans held for investment	5,139,952	5,170,042
Allowance for credit losses	(53,959)	(54,032)
Net loans held for investment	5,085,993	5,116,010
Interest receivable	34,954	33,300
Premises and equipment	173,225	174,309
Operating lease right-of-use assets	6,619	6,387
Finance lease right-of-use assets	1,350	1,466
Cash surrender value of bank-owned life insurance	135,148	134,249
Goodwill	272,520	272,520
Other real estate owned	6,743	8,320
Other assets	157,766	160,065
Total assets	$7,963,759	$7,999,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,836,952	$1,849,013
Interest-bearing	4,873,403	4,613,859
Total deposits	6,710,355	6,462,872
Interest payable	13,705	22,702
Borrowed funds	110,000	390,000
Subordinated debentures	123,472	123,386
Operating lease liabilities	6,783	6,550
Finance lease liabilities	1,693	1,739
Allowance for credit losses on off-balance sheet credit exposures	2,075	2,075
Other liabilities	35,764	40,987
Total liabilities	7,003,847	7,050,311
Shareholders’ equity:
Common stock, par value $1 per share, 80,000,000 shares authorized; 32,467,928 shares issued at March 31, 2024, and par value $1 per share, 80,000,000 shares authorized; 32,338,983 shares issued at December 31, 2023	32,468	32,339
Additional paid-in capital	775,442	775,232
Retained earnings	313,001	300,150
Accumulated other comprehensive (loss)	(119,888)	(117,576)
Treasury stock, at cost, 1,249,607 shares at March 31, 2024 and at December 31, 2023	(41,111)	(41,111)
Total shareholders’ equity	959,912	949,034
Total liabilities and shareholders’ equity	$7,963,759	$7,999,345
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$78,799	$67,733
Interest and dividends on securities:
Taxable interest and dividends	8,302	8,759
Tax exempt interest	2,946	2,948
Interest on federal funds sold and interest-bearing deposits in other banks	1,616	898
Total interest income	91,663	80,338
Interest expense:
Interest on deposits	29,413	12,277
Interest on borrowed funds	4,909	3,135
Total interest expense	34,322	15,412
Net interest income	57,341	64,926
Provision for credit losses, LHFI	—	10,500
Provision for credit losses, OBSC exposures	—	500
Net interest income after provision for credit losses	57,341	53,926
Non-interest income:
Service charges on deposit accounts	3,367	3,657
Loss on securities	(48)	—
Gain on sale of premises and equipment	—	662
Other	9,360	8,293
Total non-interest income	12,679	12,612
Non-interest expense:
Salaries and employee benefits	24,508	23,572
Occupancy and equipment	5,714	5,296
Acquisition expense/charter conversion	8	3,793
Other	13,195	13,009
Total non-interest expense	43,425	45,670
Income before income taxes	26,595	20,868
Income tax expense	5,967	4,597
Net income	$20,628	$16,271

Basic earnings per share	$0.66	$0.52
Diluted earnings per share	0.65	0.52
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net income	$20,628	$16,271
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(3,237)	24,249
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	94	92
Reclassification adjustment for losses (gains) included in net income	48	—
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(3,095)	24,341
Income tax (expense) benefit	783	(6,158)
Other comprehensive (loss) income	(2,312)	18,183
Comprehensive income	$18,316	$34,454
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive income	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	32,304,153	$32,304	$773,612	$262,396	$(130,774)	(1,249,607)	$(41,111)	$896,427

Balance, January 1, 2024	32,338,983	$32,339	$775,232	$300,150	$(117,576)	(1,249,607)	$(41,111)	$949,034
Net income	—	—	—	20,628	—	—	—	20,628
Other comprehensive loss	—	—	—	—	(2,312)	—	—	(2,312)
Dividends on common stock, $0.25 per share	—	—	—	(7,777)	—	—	—	(7,777)
Issuance of restricted stock grants	141,457	141	(141)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(12,512)	(12)	(302)	—	—	—	—	(314)
Compensation expense	—	—	653	—	—	—	—	653
Balance, March 31, 2024	32,467,928	$32,468	$775,442	$313,001	$(119,888)	(1,249,607)	$(41,111)	$959,912
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$20,628	$16,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,700	3,336
Provision for credit loss	—	11,000
(Gain) loss on sale or write-down of ORE	(33)	66
Securities loss	48	—
(Gain) loss on disposal of premises and equipment	—	(662)
Restricted stock expense	653	593
Increase in cash value of life insurance	(899)	(795)
Federal Home Loan Bank stock dividends	(109)	—
Residential loans originated and held for sale	(19,923)	(21,900)
Proceeds from sale of residential loans held for sale	18,596	22,270
Changes in:
Interest receivable	(1,654)	2,089
Interest payable	(8,997)	763
Operating lease liability	233	(1,186)
Other, net	(2,009)	(27,191)
Net cash provided by operating activities	10,234	4,654
Cash flows from investing activities:
Available-for-sale securities:
Sales	—	170,625
Maturities, prepayments, and calls	75,302	31,173
Purchases	(128,487)	—
Held-to-maturity securities:
Maturities, prepayments, and calls	32,658	14,044
Purchases of other securities	—	(7,631)
Proceeds from other securities	3,769	7,979
Net decrease (increase) in loans	33,486	(33,405)
Net changes in premises and equipment	(717)	(1,066)
Proceeds from sale of other real estate owned	768	456
Proceeds from the sale of premises and equipment	—	731
Cash received in excess of cash paid for acquisitions	—	106,973
Net cash provided by investing activities	16,779	289,879
Cash flows from financing activities:
Increase (decrease) in deposits	245,821	(219,484)
Proceeds from borrowed funds	100,000	1,533,086
Repayments of borrowed funds	(380,000)	(1,413,186)
Principal payments on finance lease liabilities	(46)	(44)
Dividends paid on common stock	(7,657)	(6,422)
Repurchase of restricted stock for payment of taxes	(314)	(307)
Net cash used in financing activities	(42,196)	(106,357)
Net change in cash and cash equivalents	(15,183)	188,176
Beginning cash and cash equivalents	355,147	145,315
Ending cash and cash equivalents	$339,964	$333,491

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Supplemental disclosures:

Cash paid during the year for:
Interest	$39,006	$10,551
Income taxes, (net of refunds)	(162)	(940)

Non-cash activities:
Loans transferred to other real estate	842	—
Issuance of restricted stock grants	141	119
Dividends on restricted stock grants	120	76
Stock issued in connection with HSBI acquisition	—	221,522
Lease liabilities arising from obtaining right-of-use assets	482	—
Lease liabilities arising from HSBI acquisition	—	184
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
NOTE 2 – SUMMARY OF ORGANIZATION
The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).
At March 31, 2024, the Company had approximately $7.964 billion in assets, $5.086 billion in net loans held for investment (“LHFI”), $6.710 billion in deposits, and $959.9 million in shareholders' equity. For the three months ended March 31, 2024, the Company reported net income of $20.6 million.
On February 23, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on February 7, 2024. On April 24, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share to be paid on its common stock on May 23, 2024 to shareholders of record as of the close of business on May 7, 2024.
NOTE 3 – ACCOUNTING STANDARDS
Effect of Recently Adopted Accounting Standards
In March 2023, FASB issued ASU No. 2023-01, Leases (Topic 842) - "Common Control Arrangements." This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party. The ASU requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Company January 1, 2024, and did not have a material impact on the Company's consolidated financial statements.
In March 2023, FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Venture (Topic 323): "Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Company January 1, 2024, and did not have a material impact on the Company's consolidated financial statements.
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

In November 2023, FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU amends the ASC to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASU Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2024, FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements: This ASU amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. This ASU is effective for annual periods beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

In connection with the acquisition of HSBI, the Company recorded $91.9 million of goodwill, of which $3.2 million funded the ACL for estimated losses on the acquired PCD loans, and $43.7 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years.
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

($ in thousands, except per share amount)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$20,628	31,475,254	$0.66	$16,271	31,309,458	$0.52
Effect of dilutive shares:
Restricted stock grants		155,491			231,755
Diluted earnings per share	$20,628	31,630,745	$0.65	$16,271	31,541,213	$0.52
The Company granted 141,457 shares and 118,689 shares of restricted stock in the first quarter of 2024 and 2023, respectively.
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
NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2024, and December 31, 2023, these financial instruments consisted of the following:

($ in thousands)	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,854	$116,668	$34,380	$50,226
Unused lines of credit	208,878	606,400	231,335	605,646
Standby letters of credit	14,845	14,621	15,573	13,114
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) EXPOSURES
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$2,075	$1,325
Credit loss expense related to OBSC exposures	—	500
Balance at end of period	$2,075	$1,825

Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded no ACL provision for the three months period ended March 31, 2024 and a $500 thousand ACL provision for the three months period ended March 31, 2023. The ACL on OBSC exposures for the three months ended March 31, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2024 and December 31, 2023:
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
•Loans Held for Sale - Loans held for sale are carried at fair value in the aggregate as determined by the outstanding commitments from investors. As such, we classify those loans subjected to recurring fair value adjustments as Level 2 of the fair value hierarchy.
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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

March 31, 2024	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$339,964	$339,964	$339,964	$—	$—
Securities available-for-sale	1,088,568	1,088,568	6,742	1,056,214	25,612
Securities held-to-maturity	622,574	577,343	—	577,343	—
Loans held for sale	4,241	4,241	—	4,241	—
Loans, net	5,085,993	4,841,681	—	—	4,841,681
Accrued interest receivable	34,954	34,954	—	7,604	27,350
Interest rate swaps	11,987	11,987	—	11,957	30
Liabilities:
Noninterest-bearing deposits	$1,836,952	$1,836,952	$—	$1,836,952	$—
Interest-bearing deposits	4,873,403	4,690,163	—	4,690,163	—
Subordinated debentures	123,472	106,946	—	—	106,946
FHLB and other borrowings	110,000	110,000	—	110,000	—
Accrued interest payable	13,705	13,705	—	13,705	—
Interest rate swaps	11,988	11,988	—	11,957	31

December 31, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$355,147	$355,147	$355,147	$—	$—
Securities available-for-sale	1,042,365	1,042,365	16,675	1,007,477	18,213
Securities held-to-maturity	654,539	615,944	—	615,944	—
Loans held for sale	2,914	2,914	—	2,914	—
Loans, net	5,116,010	4,877,935	—	—	4,877,935
Accrued interest receivable	33,300	33,300	—	8,632	24,668
Interest rate swaps	12,170	12,170	—	12,129	41
Liabilities:
Non-interest-bearing deposits	$1,849,013	$1,849,013	$—	$1,849,013	$—
Interest-bearing deposits	4,613,859	4,430,227	—	4,430,227	—
Subordinated debentures	123,386	109,426	—	—	109,426
FHLB and other borrowings	390,000	390,000	—	390,000	—
Accrued interest payable	22,702	22,702	—	22,702	—
Interest rate swaps	12,175	12,175	—	12,129	46
Assets measured at fair value on a recurring basis are summarized below:

March 31, 2024
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$6,742	$6,742	$—	$—
Obligations of U.S. Government agencies and sponsored entities	99,787	—	99,787	—
Municipal securities	428,995	—	403,413	25,582
Mortgage-backed securities	515,517	—	515,517	—
Corporate obligations	34,476	—	34,446	30
Other	3,051	—	3,051	—
Total available-for-sale	$1,088,568	$6,742	$1,056,214	$25,612
Loans held for sale	$4,241	$—	$4,241	$—
Interest rate swaps	$11,987	$—	$11,957	$30
Liabilities:
Interest rate swaps	$11,988	$—	$11,957	$31

December 31, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$16,675	$16,675	$—	$—
Obligations of U.S. Government agencies and sponsored entities	104,923	—	104,923	—
Municipal securities	438,466	—	420,283	18,183
Mortgage-backed securities	441,661	—	441,661	—
Corporate obligations	37,597	—	37,567	30
Other	3,043	—	3,043	—
Total available-for-sale	$1,042,365	$16,675	$1,007,477	$18,213
Loans held for sale	$2,914	$—	$2,914	$—
Interest rate swaps	$12,170	$—	$12,129	$41
Liabilities:
Interest rate swaps	$12,175	$—	$12,129	$46
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2024	2023
Balance, January 1	$30	$31
Balance at March 31	$30	$31

	Municipal Securities
($ in thousands)	2024	2023
Balance, January 1	$18,183	$15,117
Maturities, calls and paydowns	(221)	(216)
Transfer from level 2 to level 3	7,629	—
Unrealized gain (loss) included in comprehensive income	(9)	726
Balance at March 31	$25,582	$15,627

Interest Rate Swaps - Risk Participations
($ in thousands)	2024
Balance, January 1	$(5)
RPA-in	15
RPA-out	(11)
Balance at March 31	$(1)

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. The following tables present quantitative information about recurring Level 3 fair value measurements.

($ in thousands)
Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2024	$30	Discounted cash flow	Probability of default	7.71% - 7.82%
December 31, 2023	$30	Discounted cash flow	Probability of default	7.81% - 7.89%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2024	$25,582	Discounted cash flow	Discount Rate	3.59% - 7.59%
December 31, 2023	$18,183	Discounted cash flow	Discount Rate	2.34% - 5.50%

Interest Rate Swaps - Risk Participations	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
March 31, 2024	$(1)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%

December 31, 2023	$(5)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at March 31, 2024 and December 31, 2023.

March 31, 2024
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,285	$—	$—	$2,285
Other real estate owned	6,743	—	—	6,743

December 31, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,494	$—	$—	$2,494
Other real estate owned	8,320	—	—	8,320
NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at March 31, 2024 and December 31, 2023.

($ in thousands)	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$6,989	$—	$247	$6,742
Obligations of U.S. government agencies and sponsored entities	114,588	—	14,801	99,787
Tax-exempt and taxable obligations of states and municipal subdivisions	480,597	360	51,962	428,995
Mortgage-backed securities - residential	337,963	11	36,034	301,940
Mortgage-backed securities - commercial	234,691	326	21,440	213,577
Corporate obligations	38,258	—	3,782	34,476
Other	3,077	—	26	3,051
Total available-for-sale	$1,216,163	$697	$128,292	$1,088,568
Held-to-maturity:
U.S. Treasury	$62,189	$—	$2,556	$59,633
Obligations of U.S. government agencies and sponsored entities	33,615	—	1,881	31,734
Tax-exempt and taxable obligations of states and municipal subdivisions	246,266	6,108	14,816	237,558
Mortgage-backed securities - residential	138,366	—	16,060	122,306
Mortgage-backed securities - commercial	132,138	—	13,609	118,529
Corporate obligations	10,000	—	2,417	7,583
Total held-to-maturity	$622,574	$6,108	$51,339	$577,343

($ in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$16,985	$—	$310	$16,675
Obligations of U.S. government agencies sponsored entities	119,868	1	14,946	104,923
Tax-exempt and taxable obligations of states and municipal subdivisions	486,293	449	48,276	438,466
Mortgage-backed securities - residential	297,735	11	34,430	263,316
Mortgage-backed securities - commercial	198,944	76	20,675	178,345
Corporate obligations	41,347	—	3,750	37,597
Other	3,055	—	12	3,043
Total available-for-sale	$1,164,227	$537	$122,399	$1,042,365
Held-to-maturity:
U.S. Treasury	$89,688	$—	$2,804	$86,884
Obligations of U.S. government agencies and sponsored entities	33,659	—	1,803	31,856
Tax-exempt and taxable obligations of states and municipal subdivisions	246,908	9,566	14,697	241,777
Mortgage-backed securities - residential	141,573	—	14,237	127,336
Mortgage-backed securities - commercial	132,711	—	12,334	120,377
Corporate obligations	10,000	—	2,286	7,714
Total held-to-maturity	$654,539	$9,566	$48,161	$615,944

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
At both March 31, 2024 and December 31, 2023, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $4.6 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of March 31, 2024 and December 31, 2023.
Securities Held to Maturity
At March 31, 2024 and December 31, 2023, the potential credit loss exposure was $226 thousand and $205 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.7 million and $3.4 million at March 31, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both March 31, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both March 31, 2024 and December 31, 2023.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2024 and December 31, 2023, aggregated by credit quality indicators.

($ in thousands)	March 31, 2024	December 31, 2023
Aaa	$400,229	$431,527
Aa1/Aa2/Aa3	129,834	129,751
A1/A2	13,940	13,902
BBB	10,000	10,000
Not rated	68,571	69,359
Total	$622,574	$654,539

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	March 31, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$35,451	$35,045
Due after one year through five years	148,780	141,077
Due after five years through ten years	322,402	280,601
Due greater than ten years	136,876	116,328
Mortgage-backed securities - residential	337,963	301,940
Mortgage-backed securities - commercial	234,691	213,577
Total	$1,216,163	$1,088,568

Held-to-maturity:
Due less than one year	$29,130	$28,536
Due after one year through five years	54,788	52,372
Due after five years through ten years	58,556	53,344
Due greater than ten years	209,596	202,256
Mortgage-backed securities - residential	138,366	122,306
Mortgage-backed securities - commercial	132,138	118,529
Total	$622,574	$577,343
Total securities pledged as collateral, to secure public deposits and for other purposes, was $1.321 billion at March 31, 2024 and $1.095 billion at December 31, 2023, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	March 31, 2024
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$6,742	$247	$6,742	$247
Obligations of U.S. government agencies and sponsored entities	258	—	99,374	14,801	99,632	14,801
Tax-exempt and taxable obligations of state and municipal subdivisions	38,338	3,528	372,292	48,434	410,630	51,962
Mortgage-backed securities - residential	49,355	311	251,328	35,723	300,683	36,034
Mortgage-backed securities - commercial	3,699	25	164,761	21,415	168,460	21,440
Corporate obligations	—	—	33,976	3,782	33,976	3,782
Other	3,051	26	—	—	3,051	26
Total	$94,701	$3,890	$928,473	$124,402	$1,023,174	$128,292

Held-to-maturity:
U.S. Treasury	$—	$—	$59,633	$2,556	$59,633	$2,556
Obligations of U.S. government agencies and sponsored entities	743	17	30,991	1,864	31,734	1,881
Tax-exempt and taxable obligations of state and municipal subdivisions	10,178	216	100,427	14,600	110,605	14,816
Mortgage-backed securities - residential	—	—	122,306	16,060	122,306	16,060
Mortgage-backed securities - commercial	902	20	117,627	13,589	118,529	13,609
Corporate obligations	—	—	7,583	2,417	7,583	2,417
Total	$11,823	$253	$438,567	$51,086	$450,390	$51,339

($ in thousands)	December 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$16,675	$310	$16,675	$310
Obligations of U.S. government agencies and sponsored entities	123	—	104,495	14,946	104,618	14,946
Tax-exempt and taxable obligations of state and municipal subdivisions	20,879	1,479	389,113	46,797	409,992	48,276
Mortgage-backed securities - residential	222	2	262,012	34,428	262,234	34,430
Mortgage-backed securities - commercial	2,896	52	170,256	20,623	173,152	20,675
Corporate obligations	—	—	37,597	3,750	37,597	3,750
Other	3,055	12	—	—	3,055	12
Total	$27,175	$1,545	$980,148	$120,854	$1,007,323	$122,399

Held-to-maturity:
U.S. Treasury	$—	$—	$86,884	$2,804	$86,884	$2,804
Obligations of U.S. government agencies and sponsored entities	747	5	31,109	1,798	31,856	1,803
Tax-exempt and taxable obligations of state and municipal subdivisions	10,472	3,949	91,480	10,748	101,952	14,697
Mortgage-backed securities - residential	—	—	127,336	14,237	127,336	14,237
Mortgage-backed securities - commercial	920	2	119,457	12,332	120,377	12,334
Corporate obligations	—	—	7,714	2,286	7,714	2,286
Total	$12,139	$3,956	$463,980	$44,205	$476,119	$48,161
At March 31, 2024 and December 31, 2023, the Company’s securities portfolio consisted of 1,138 and 1,125 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. As of March 31, 2024 and December 31, 2023, the Company determined that it does not intend to sell and is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to recovery of their amortized cost basis. As such, no allowance for credit losses was needed at March 31, 2024 and December 31, 2023.
NOTE 10 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
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
The following table shows the composition of the loan portfolio:

($ in thousands)	March 31, 2024	December 31, 2023
Loans held for sale
Mortgage loans held for sale	$4,241	$2,914
Total LHFS	$4,241	$2,914

Loans held for investment
Commercial, financial and agriculture (1)	$772,124	$800,324
Commercial real estate	3,059,784	3,059,155
Consumer real estate	1,254,397	1,252,795
Consumer installment	53,647	57,768
Total loans	5,139,952	5,170,042
Less allowance for credit losses	(53,959)	(54,032)
Net LHFI	$5,085,993	$5,116,010
____________________________________________________________

(1)	Loan balance includes $320 thousand and $386 thousand in Paycheck Protection Program (“PPP”) loans as of March 31, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At March 31, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $27.4 million and $24.7 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	March 31, 2024
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$1,768	$24	$991	$691	$3,474	$772,124	$468
Commercial real estate	2,714	455	3,650	660	7,479	3,059,784	300
Consumer real estate	4,631	137	1,987	2,942	9,697	1,254,397	789
Consumer installment	398	71	40	—	509	53,647	11
Total	$9,511	$687	$6,668	$4,293	$21,159	$5,139,952	$1,568
___________________________________________________________

(1)	Total loan balance includes $320 thousand in PPP loans as of March 31, 2024.

	December 31, 2023
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,043	$313	$353	$965	$3,674	$800,324	$465
Commercial real estate	1,698	630	3,790	647	6,765	3,059,155	410
Consumer real estate	3,992	220	1,806	3,098	9,116	1,252,795	680
Consumer installment	180	—	31	—	211	57,768	—
Total	$7,913	$1,163	$5,980	$4,710	$19,766	$5,170,042	$1,555
___________________________________________________________

(1)	Total loan balance includes $386 thousand in PPP loans as of December 31, 2023.
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
As of March 31, 2024, and December 31, 2023 the amortized cost of the Company’s PCD loans totaled $54.7 million and $57.8 million, respectively, which had an estimated ACL of $3.2 million and $3.7 million, respectively.
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
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)
March 31, 2024	Term Extension	Combination Payment Deferral and Payment Modification	Percentage of Total Loans Held for Investment
Commercial real estate	$578	$—	0.05%
Total	$578	$—	0.05%

March 31, 2023	Term Extension	Combination Payment Deferral and Payment Modification	Percentage of Total Loans Held for Investment
Commercial real estate	$—	$301	0.01%
Total	$—	$301	0.01%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of March 31, 2024 and December 31, 2023:

($ in thousands)
March 31, 2024	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$805	$186	$247	$1,238
Commercial real estate	599	—	—	599
Consumer real estate	789	—	—	789
Consumer installment	—	82	—	82
Total	$2,193	$268	$247	$2,708

December 31, 2023	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$496	$918	$1,414
Commercial real estate	710	—	—	710
Consumer real estate	778	—	—	778
Total	$1,488	$496	$918	$2,902
A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures the Company’s collateral dependent LHFI:
•Commercial, financial and agriculture – Loans within these loan classes are secured by equipment, inventory, accounts receivable, and other non-real estate collateral.
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of March 31, 2024, these loans totaled $311.5 million, of which $174.9 million had been sold to other financial institutions and $136.5 million was purchased by the Company. As of December 31, 2023, these loans totaled $304.0 million, of which $165.9 million had been sold to other financial institutions and $138.1 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of March 31, 2024, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at March 31, 2024 and December 31, 2023. Revolving loans converted to term as of the three months ended March 31, 2024 and December 31, 2023 were not material to the total loan portfolio.

As of March 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$15,750	$97,084	$140,290	$106,519	$40,841	$91,445	$270,636	$762,565
Special mention	—	7	—	635	3,128	1,085	10	4,865
Substandard	75	449	714	610	255	2,182	409	4,694
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$15,825	$97,540	$141,004	$107,764	$44,224	$94,712	$271,055	$772,124
Current period gross write offs	$—	$20	$114	$25	$—	$236	$—	$395

Commercial real estate:
Risk Rating
Pass	$48,444	$400,705	$827,718	$532,658	$368,103	$788,127	$5,394	$2,971,149
Special mention	—	68	690	8,506	3,016	33,898	—	46,178
Substandard	—	603	8,232	1,572	535	31,515	—	42,457
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$48,444	$401,376	$836,640	$542,736	$371,654	$853,540	$5,394	$3,059,784
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer real estate:
Risk Rating
Pass	$32,803	$175,955	$324,453	$214,401	$124,065	$211,149	$151,830	$1,234,656
Special mention	—	—	1,342	—	—	3,801	697	5,840
Substandard	—	907	385	590	1,543	7,290	3,186	13,901
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$32,803	$176,862	$326,180	$214,991	$125,608	$222,240	$155,713	$1,254,397
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer installment:
Risk Rating
Pass	$4,616	$20,143	$10,652	$6,110	$2,490	$1,930	$7,394	$53,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	143	20	15	37	90	7	312
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$4,616	$20,286	$10,672	$6,125	$2,527	$2,020	$7,401	$53,647
Current period gross write offs	$3	$106	$73	$25	$18	$100	$20	$345

Total
Pass	$101,613	$693,887	$1,303,113	$859,688	$535,499	$1,092,651	$435,254	$5,021,705
Special mention	—	75	2,032	9,141	6,144	38,784	707	56,883
Substandard	75	2,102	9,351	2,787	2,370	41,077	3,602	61,364
Doubtful	—	—	—	—	—	—	—	—
Total	$101,688	$696,064	$1,314,496	$871,616	$544,013	$1,172,512	$439,563	$5,139,952
Current period gross write offs	$3	$126	$187	$50	$18	$336	$20	$740

As of December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$102,263	$150,420	$113,487	$47,313	$36,065	$64,020	$281,646	$795,214
Special mention	—	—	—	141	797	3	10	951
Substandard	451	330	121	185	550	1,894	628	4,159
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$102,714	$150,750	$113,608	$47,639	$37,412	$65,917	$282,284	$800,324
Current period gross write offs	$14	$51	$225	$139	$206	$110	$—	$745

Commercial real estate:
Risk Rating
Pass	$385,954	$825,505	$558,742	$377,085	$253,746	$569,428	$6,397	$2,976,857
Special mention	—	660	6,118	3,111	9,545	22,648	—	42,082
Substandard	136	7,293	393	566	5,427	26,401	—	40,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$386,090	$833,458	$565,253	$380,762	$268,718	$618,477	$6,397	$3,059,155
Current period gross write offs	$—	$—	$193	$—	$—	$57	$—	$250

Consumer real estate:
Risk Rating
Pass	$176,144	$334,056	$219,071	$127,539	$59,615	$163,464	$153,821	$1,233,710
Special mention	—	1,081	—	—	643	3,246	412	5,382
Substandard	502	404	511	1,559	514	6,988	3,225	13,703
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$176,646	$335,541	$219,582	$129,098	$60,772	$173,698	$157,458	$1,252,795
Current period gross write offs	$5	$19	$—	$—	$—	$25	$—	$49

Consumer installment:
Risk Rating
Pass	$24,482	$12,408	$7,316	$2,919	$1,213	$1,195	$8,156	$57,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	17	42	11	—	1	79
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$24,482	$12,416	$7,333	$2,961	$1,224	$1,195	$8,157	$57,768
Current period gross write offs	$226	$567	$223	$179	$156	$576	$121	$2,048

Total
Pass	$688,843	$1,322,389	$898,616	$554,856	$350,639	$798,107	$450,020	$5,063,470
Special mention	—	1,741	6,118	3,252	10,985	25,897	422	48,415
Substandard	1,089	8,035	1,042	2,352	6,502	35,283	3,854	58,157
Doubtful	—	—	—	—	—	—	—	—
Total	$689,932	$1,332,165	$905,776	$560,460	$368,126	$859,287	$454,296	$5,170,042
Current period gross write offs	$245	$637	$641	$318	$362	$768	$121	$3,092
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
The ACL is measured on a collective basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call code (segments). Segmenting loans by call code will group loans that contain similar types of collateral and purposes and are usually structured with similar terms making each loan’s risk profile very similar to the rest in that segment. Each of these segments then flows up into one of the four bands, Commercial, Financial, and Agriculture, Commercial Real Estate, Consumer Real Estate, and Consumer Installment. In accordance with the guidance in ASC 326, the Company redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. Construction loans for 1-4 family residential properties with a call code 1A1, and other construction, all land development and other land loans with a call code 1A2 were previously separated between the Commercial Real Estate or Consumer Real Estate bands based on loan type code. Under our ASC 326 methodology 1A1 loans are all defined as part of the Consumer Real Estate band and 1A2 loans are all defined as part of the Commercial Real Estate Band.
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
The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

($ in thousands)	Three Months Ended March 31, 2024
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,844	$29,125	$15,260	$803	$54,032
Provision for credit losses	—	—	—	—	—
Loans charged-off	(395)	—	—	(345)	(740)
Recoveries	6	432	20	209	667
Total ending allowance balance	$8,455	$29,557	$15,280	$667	$53,959

($ in thousands)	Three Months Ended March 31, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,327	5,388	2,402	383	10,500
Loans charged-off	(3)	—	—	(338)	(341)
Recoveries	43	15	18	122	198
Total ending allowance balance	$9,443	$28,052	$14,201	$754	$52,450
Due to a decrease in loans for the first quarter of 2024, the Company recorded no provision for credit losses for the three months ended March 31, 2024, compared to $10.5 million provision for the same period in 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.

The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of March 31, 2024 and December 31, 2023.

($ in thousands)
March 31, 2024	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$1,238	$599	$789	$82	$2,708
Collectively evaluated	770,886	3,059,185	1,253,608	53,565	5,137,244
Total	$772,124	$3,059,784	$1,254,397	$53,647	$5,139,952

Allowance for Credit Losses
Individually evaluated	$340	$12	$—	$71	$423
Collectively evaluated	8,115	29,545	15,280	596	53,536
Total	$8,455	$29,557	$15,280	$667	$53,959

($ in thousands)
December 31, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$1,414	$710	$778	$—	$2,902
Collectively evaluated	798,910	3,058,445	1,252,017	57,768	5,167,140
Total	$800,324	$3,059,155	$1,252,795	$57,768	$5,170,042

Allowance for Credit Losses
Individually evaluated	$408	$—	$—	$—	$408
Collectively evaluated	8,436	29,125	15,260	803	53,624
Total	$8,844	$29,125	$15,260	$803	$54,032
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
Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company has two risk participation-in swaps and one risk participation-out swap at March 31, 2024.
The following table provides outstanding interest rate swaps as of March 31, 2024 and December 31, 2023.

($ in thousands)
	March 31, 2024	December 31, 2023
Notional amount	$475,321	$493,290
Weighted average pay rate	5.3%	5.2%
Weighted average receive rate	5.3%	5.2%
Weighted average maturity in years	5.44	5.39

The following table provides the fair value of interest rate swap contracts at March 31, 2024 and December 31, 2023 included in other assets and other liabilities.

($ in thousands)
	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$11,987	$11,988	12,170	$12,175

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At March 31, 2024 and December 31, 2023, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months ended March 31, 2024, net swap spread income included in other income was $162 thousand compared to $169 thousand for the same period in 2023.

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
NOTE 12 – RECLASSIFICATION
Certain amounts in the 2023 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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
All statements, other than statements of historical fact, are forward-looking statements. You can identify these forward-looking statements through the Company’s use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “seek,” “plans,” “potential,” “aim,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond the Company’s ability to control or predict. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved, or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 "the Company's 2023 Form 10-K" and in our other filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill, and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K.
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
First quarter 2024 compared to first quarter 2023
Net income available to common shareholders for the first quarter of 2024 totaled $20.6 million compared to $16.3 million for the first quarter of 2023, an increase of $4.4 million or 26.8%.
Excluding one-time items detailed in the tables below, net earnings available to common shareholders, operating (non-GAAP) decreased $6.5 million, or 23.9%, to $20.6 million for the quarter ended March 31, 2024, as compared to $27.1 million for the quarter ended March 31, 2023. This decrease is attributable to a decrease in net interest income of $7.6 million.
Net interest income for the first quarter of 2024 was $57.3 million, a decrease of $7.6 million or 11.7% when compared to the first quarter of 2023. Fully tax equivalent (“FTE”) net interest income (non-GAAP) totaled $58.3 million and $65.9 million for the first quarter of 2024 and 2023, respectively. Purchase accounting adjustments increased $1.0 million for the first quarter comparisons. The decrease was largely due to increased interest expense due to increased competition for deposits.
First quarter of 2024 net interest margin was 3.20%, which included 15 basis points related to purchase accounting adjustments, compared to 3.63% for the same quarter in 2023, which included 19 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin (non-GAAP)

decreased 38 basis points in prior year quarterly comparison primarily due to an increase in rates on interest bearing liabilities.
Non-interest income increased $67 thousand for the first quarter of 2024 as compared to the first quarter of 2023.
First quarter 2024 non-interest expense was $43.4 million, a decrease of $2.2 million, or 4.9% as compared to the first quarter of 2023. Excluding acquisition charges, non-interest expense increased $1.5 million, of which salaries and employee benefits increased $ 1.0 million.
Investment securities totaled $1.745 billion, or 21.9% of total assets at March 31, 2024, compared to $1.962 billion, or 24.5% of total assets at March 31, 2023. For the first quarter of 2024 compared to the first quarter of 2023, the average balance of investment securities decreased $217.3 million. The average tax equivalent yield on investment securities (non-GAAP) increased 17 basis points to 2.48% from 2.31% in prior year quarterly comparison. The investment portfolio had a net unrealized loss of $127.6 million at March 31, 2024 as compared to a net unrealized loss of $137.6 million at March 31, 2023.
The average yield on all earning assets increased 63 basis points in prior year quarterly comparison, from 4.49% for the first quarter of 2023 to 5.12% for the first quarter of 2024. Interest expense on average interest bearing liabilities increased 141 basis points from 1.24% for the first quarter of 2023 to 2.65% for the first quarter of 2024.
Cost of all deposits averaged 178 basis points for the first quarter of 2024 compared to 72 basis points for the first quarter of 2023.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $7.957 billion at March 31, 2024 compared to $7.993 billion at December 31, 2023, a decrease of $36.4 million. Loans, including loans held for sale, decreased $28.8 million to $5.144 billion, or 0.6%, during the first three months of 2024. Deposits at March 31, 2024 totaled $6.721 billion compared to $6.476 billion at December 31, 2023, an increase of $244.2 million.
For the three months ended March 31, 2024, The First reported net income of $23.0 million, compared to $20.3 million for the three months ended March 31, 2023. Merger and conversion charges equaled $6 thousand, net of tax, for the first three months of 2024 as compared to $2.8 million, net of tax, for the first three months of 2023.
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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended March 31, 2024, net interest income decreased by $7.6 million, or 11.7%, when compared with the same period in 2023. The decrease was largely due to an increase of $17.1 million in interest expense on deposits and an increase of $1.8 million in borrowing expense that was partially offset by an increase of $11.1 million in interest and fees on loans. PPP loans totaled $320 thousand as of March 31, 2024, a decrease of $248 thousand or 43.7% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.
The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	March 31, 2024			March 31, 2023
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,342,644	$8,303	2.47%	$1,565,623	$8,758	2.24%
Tax exempt securities	468,432	3,944	3.37%	462,718	3,946	3.41%
Total investment securities	1,811,076	12,247	2.70%	2,028,341	12,704	2.51%
Interest bearing deposits in other banks	189,785	1,616	3.41%	146,663	898	2.45%
Loans	5,158,071	78,798	6.11%	4,975,663	67,734	5.45%
Total earning assets	7,158,932	92,661	5.18%	7,150,667	81,336	4.55%
Other assets	846,642			852,587
Total assets	$8,005,574			$8,003,254

Interest-bearing liabilities:
Deposits	$4,803,277	$29,412	2.45%	$4,738,076	$12,277	1.04%
Borrowed funds	254,505	3,023	4.75%	77,098	959	4.98%
Subordinated debentures	123,424	1,887	6.12%	155,084	2,176	5.61%
Total interest-bearing liabilities	5,181,206	34,322	2.65%	4,970,258	15,412	1.24%
Other liabilities	1,871,660			2,164,001
Shareholders’ equity	952,708			868,995
Total liabilities and shareholders’ equity	$8,005,574			$8,003,254

Net interest income		$57,341			$64,926
Net interest margin			3.20%			3.63%
Net interest income (FTE)*		$58,339	2.53%		$65,924	3.31%
Net interest margin (FTE)*			3.26%			3.69%
______________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three months ended March 31, 2024 and 2023:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	March 31, 2024	% of Total	March 31, 2023	% of Total
Non-interest income:
Service charges on deposit accounts	$3,367	26.6%	$3,657	29.0%
Mortgage fee income	704	5.6%	633	5.0%
Interchange fee income	4,195	33.1%	4,498	35.7%
Gain (loss) on securities, net	(48)	(0.4)%	—	—%
(Loss) gain on sale of premises and equipment	—	0.0%	662	5.2%
Other	4,461	35.1%	3,162	25.1%
Total non-interest income	$12,679	100%	$12,612	100%

Non-interest expense:
Salaries and employee benefits	$24,508	56.5%	$23,572	51.6%
Occupancy expense	5,714	13.2%	5,296	11.6%
FDIC/OCC premiums	1,008	2.3%	670	1.5%
Marketing	139	0.3%	158	0.3%
Amortization of core deposit intangibles	2,385	5.5%	2,402	5.3%
Other professional services	1,833	4.2%	1,068	2.3%
Other non-interest expense	7,830	18.0%	8,711	19.1%
Acquisition and charter conversion charges	8	—%	3,793	8.3%
Total non-interest expense	$43,425	100%	$45,670	100%
U.S. TREASURY AWARDS
During the third quarter of 2023, The Bank received $6.2 million in funds from the Community Development Financial Institutions Fund. This award was distributed as part of the CDFI Equitable Recovery Program (CDFI ERP). This award is to provide funding to expand lending, grant making and investment activities in low- or moderate-income communities and to borrowers that have significant unmet capital and financial service needs. As part of the agreement with CDFI ERP, the Bank has annual reporting requirements, performance goals and related measures that the Bank must achieve during the period of performance. These are reported to the CDFI ERP through various schedules and reports required by the program. In addition, the award must be expended in certain Program Activities and/or Operations Support Activities as described and defined in the CDFI ERP agreement. The total amount of the award must be utilized by December 31, 2028, and other expenditure milestones must be met as follows: sixty percent of the award must be utilized by December 31, 2026; eighty percent by December 31, 2027; and one hundred percent of the award by December 31, 2028. The Bank intends to expense the award on Financial Products (i.e. loans) and Grants which fall under the Program Activities section as defined in the CDFI ERP agreement. The Bank accounts for the CDFI ERP using ASC 958-605. Although the scope of ASC 958-605 excludes for-profit entities, the FASB staff has concluded that for-profit entities may apply this guidance when appropriate and that the award should be accounted for as other non-interest income as permitted by GAAP.
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

The Company’s provision for income taxes was $6.0 million or 22.4% of earnings before income taxes for the first quarter 2024, compared to $4.6 million or 22.0% of earnings before income taxes for the same period in 2023.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.711 billion, or 21.5% of total assets at March 31, 2024 compared to $1.697 billion, or 21.2% of total assets at December 31, 2023.
There were no federal funds sold at March 31, 2024 and December 31, 2023; and interest-bearing balances at other banks increased to $230.6 million at March 31, 2024 from $130.9 million at December 31, 2023. The Company’s investment portfolio increased $10.6 million, or 0.6%, to $1.745 billion at March 31, 2024 compared to December 31, 2023. The increase is attributed to $128.5 million in securities purchased offset by $111.7 million in securities that matured, prepaid, sold or were called offset by a $5.7 million change in the net unrealized loss of the security portfolio. The investment portfolio had a net unrealized loss of $127.6 million at March 31, 2024 as compared to a net unrealized loss of $121.9 million at December 31, 2023. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.089 billion at March 31, 2024 compared to $1.042 billion at December 31, 2023. The fair value of held-to-maturity investments totaled $577.3 million and $615.9 million at March 31, 2024 and December 31, 2023, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – "Securities" to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At March 31, 2024, LHFS totaled $4.2 million, compared to $2.9 million at December 31, 2023.

Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $5.086 billion at March 31, 2024, a decrease of $30.0 million, or 0.6%, from $5.116 billion at December 31, 2023. The decrease in LHFI is related to a decrease in loans for the first quarter of 2024. PPP loans were $320 thousand at March 31, 2024, a decrease of $66 thousand, or 17.1%, from $386 thousand at December 31, 2023.
The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans.

($ in thousands)	March 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$772,124	15.0%	$800,324	15.5%
Commercial real estate	3,059,784	59.6%	3,059,155	59.2%
Consumer real estate	1,254,397	24.4%	1,252,795	24.2%
Consumer installment	53,647	1.0%	57,768	1.1%
Total loans	5,139,952	100.0%	5,170,042	100.0%
Allowance for credit losses	(53,959)		(54,032)
Net loans	$5,085,993		$5,116,010
_______________________________________
(1)Loan amount includes $320 thousand and $386 thousand in PPP loans at March 31, 2024 and December 31, 2023, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of March 31, 2024, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

The following table presents the concentration by borrower type of the Company's commercial real estate ("CRE") loan balances as of March 31, 2024.

($ in thousands)	March 31, 2024
	Balance	Percentage of Total
Owner occupied CRE by property type:
Convenience stores	$98,899	3.2%
Medical facilities	120,453	3.9%
Office space	280,502	9.2%
Residential	61	—%
Retail	264,540	8.7%
Special purpose facility	232,531	7.6%
Warehouse/industrial	167,880	5.5%
Other	177,869	5.8%
Total owner occupied CRE	1,342,735	43.9%

Non-owner occupied by property type:
Convenience stores	$13,298	0.4%
Medical facilities	54,396	1.8%
Motel/hotel	282,441	9.2%
Multifamily	248,287	8.1%
Office space	243,805	8.0%
Residential	1,787	0.1%
Retail	401,603	13.1%
Special purpose facility	61,537	2.0%
Warehouse/industrial	78,983	2.6%
Other	330,912	10.8%
Total non-owner occupied CRE	1,717,049	56.1%

Total CRE	$3,059,784	100.0%

The following table presents the geographic concentrations of the Company's CRE loan balances by property type as of March 31, 2024.

($ in thousands)	March 31, 2024
	Alabama	Florida	Georgia	Louisiana	Mississippi	Total
Owner occupied CRE by property type:
Convenience stores	$12,239	$20,622	$31,658	$6,943	$27,437	$98,899
Medical facilities	18,353	9,412	66,073	7,716	18,899	120,453
Office space	28,370	41,977	107,405	52,859	49,891	280,502
Residential	61	—	—	—	—	61
Retail	18,701	25,562	108,898	33,141	78,238	264,540
Special purpose facility	30,321	40,687	99,375	21,117	41,031	232,531
Warehouse/industrial	14,830	37,936	43,015	27,753	44,346	167,880
Other	26,287	50,794	41,291	21,219	38,278	177,869
Total owner occupied CRE	149,162	226,990	497,715	170,748	298,120	1,342,735

Non-owner occupied by property type:
Convenience stores	$3,702	$2,379	$2,975	$2,747	$1,495	$13,298
Medical facilities	9,194	25,788	7,300	10,276	1,838	54,396
Motel/hotel	25,176	67,659	132,432	29,161	28,013	282,441
Multifamily	21,013	43,763	117,754	41,370	24,387	248,287
Office space	24,138	22,596	94,950	32,495	69,626	243,805
Residential	—	110	1,460	188	29	1,787
Retail	64,847	66,947	107,768	34,484	127,557	401,603
Special purpose facility	6,450	14,296	27,072	7,584	6,135	61,537
Warehouse/industrial	4,866	11,453	36,462	8,712	17,490	78,983
Other	32,220	63,071	105,464	56,589	73,568	330,912
Total non-owner occupied CRE	191,606	318,062	633,637	223,606	350,138	1,717,049

Total CRE	$340,768	$545,052	$1,131,352	$394,354	$648,258	$3,059,784
Percentage of total CRE	11.1%	17.8%	37.0%	12.9%	21.2%	100.0%
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest) unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $11.0 million at March 31, 2024, an increase of $271 thousand from December 31, 2023.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $6.7 million at March 31, 2024, a decrease of $1.6 million as compared to $8.3 million at December 31, 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	March 31, 2024	December 31, 2023
Nonaccrual Loans
Commercial, financial and agriculture	$1,682	$1,318
Commercial real estate	4,310	4,437
Consumer real estate	4,929	4,904
Consumer installment	40	31
Total Nonaccrual Loans	10,961	10,690

Other real-estate owned	6,743	8,320

Total NPAs	$17,704	$19,010
Past due 90 days or more and still accruing	$687	$1,163
Total NPAs as a % of total loans & leases net of unearned income	0.3%	0.4%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.2%	0.2%
NPAs totaled $17.7 million at March 31, 2024, compared to $19.0 million at December 31, 2023, a decrease of $1.3 million. The ACL/total loans ratio was 1.05% at March 31, 2024, and 1.05% at December 31, 2023. Total valuation accounting adjustments were $23.4 million on acquired loans at March 31, 2024. The Company recorded a $33.2 million credit loss and yield mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.006% for the quarter ended March 31, 2024 compared to 0.061% for the quarter ended December 31, 2023.
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
At March 31, 2024, the ACL was $54.0 million, or 1.05% of LHFI, a decrease of $73 thousand, or 0.1% when compared to December 31, 2023. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2023, the allowance for credit losses was $54.0 million, which was 1.05% of LHFI.
At March 31, 2024, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023.

$ in thousands
Balances:	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Average LHFI outstanding during period:	$5,158,071	$4,975,663
LHFI outstanding at end of period:	$5,139,952	$4,969,776
Allowance for Credit Losses:
Balance at beginning of period	$54,032	$38,917
Initial allowance on PCD loans	—	3,176
Provision:
Initial provision for acquired non-PCD loans	—	10,219
Provision for credit losses charged to expense	—	281
Charge-offs:
Commercial, financial and agriculture	395	3
Consumer installment	345	338
Total Charge-offs	740	341
Recoveries:
Commercial, financial and agriculture	6	43
Commercial real estate	432	15
Consumer real estate	20	18
Consumer installment	209	122
Total Recoveries	667	198
Net loan charge offs (recoveries)	73	143
Balance at end of period	$53,959	$52,450
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.01%	0.01%
ACL to LHFI at end of period	1.05%	1.06%
Net Loan Charge-offs (recoveries) to PCL	0.00%	50.89%
Due to a decrease in loans, the Company recorded no provision for credit losses for the three months ended March 31, 2024 compared to $10.5 million for the three months ended March 31, 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.
The following table summarizes the ACL at March 31, 2024 and at December 31, 2023.

($ in thousands)	March 31, 2024	December 31, 2023
Commercial, financial and agriculture	$8,455	$8,844
Commercial real estate	29,557	29,125
Consumer real estate	15,280	15,260
Consumer installment	667	803
Total	$53,959	$54,032

ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded no provision for credit losses on OBSC exposures for the three month periods ended March 31, 2024, compared to $500 thousand for the three month periods ended March 31, 2023. The ACL on OBSC exposures for the three months ended March 31, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $109.3 million at March 31, 2024 and $224.2 million at December 31, 2023. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities decreased $3.7 million to $34.1 million at March 31, 2024 compared to $37.8 million at December 31, 2023. The decrease in other securities is related to a decrease in stock held at the FHLB. The Company’s net premises and equipment at March 31, 2024 was $173.2 million and $174.3 million at December 31, 2023; a decrease of $1.1 million, or 0.6% for the first three months of 2024. Operating right-of-use assets at March 31, 2024 totaled $6.6 million compared to $6.4 million at December 31, 2023, an increase of $232 thousand. Financing right-of-use assets at March 31, 2024 totaled $1.4 million compared to $1.5 million at December 31, 2023, a decrease of $116 thousand. Bank-owned life insurance at March 31, 2024 totaled $135.1 million compared to $134.2 million at December 31, 2023, an increase of $899 thousand. Goodwill at March 31, 2024 and December 31, 2023 remained unchanged at $272.5 million. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $2.4 million to $66.4 million as of March 31, 2024, compared to $68.8 million at December 31, 2023.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At March 31, 2024, management has determined that no impairment exists.
Other real estate owned decreased by $1.6 million, or 19.0%, to $6.7 million at March 31, 2024 compared to $8.3 million at December 31, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $967.8 million at March 31, 2024 and $921.6 million at December 31, 2023, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 18.8% of gross loans at March 31, 2024 and 17.8% at December 31, 2023. The Company also had undrawn similar standby letters of credit to customers totaling $29.5 million at March 31, 2024 and $28.7 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Sheet Risk" to the Consolidated Financial Statements.

In addition to unused commitments to provide credit, the Company is utilizing a $355.0 million letter of credit issued by the FHLB on the Company’s behalf as of March 31, 2024. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, utilize the bank term funding program, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $2.106 billion at March 31, 2024. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreements to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2024, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $587.9 million of the Company’s investment balances, compared to $661.8 million at December 31, 2023. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of March 31, 2024 was 14.6%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	March 31, 2024	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	75.7%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	3.5%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
Bank Term Funding Program / Total Assets	1.4%	10.0%	In Policy
Pledged Securities to Total Securities	70.7%	90.0%	In Policy
Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of March 31, 2024, cash and cash equivalents were $340.0 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.446 billion at March 31, 2024. Approximately $967.8 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $29.5 million in similar letters of credit, at March 31, 2024.
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.
The Company’s primary uses of funds are ordinary operating expenses and shareholder dividends, and its primary source of funds is dividends from the Bank since the Company does not conduct regular banking operations. Both the Company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 1. Business "Supervision and Regulation" in the Company’s 2023 Form 10-K.

DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the three-month periods ended March 31, 2024 and 2023 are included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	March 31, 2024		December 31, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$1,795,925	—	$2,012,935	—
Interest bearing deposits:
NOW accounts and other	2,076,360	2.03%	2,017,154	1.41%
Money market accounts	1,121,587	3.00%	1,013,701	1.79%
Savings accounts	528,233	0.22%	606,421	0.18%
Time deposits	1,077,097	3.77%	904,629	2.61%
Total interest-bearing deposits	4,803,277	2.45%	4,541,905	1.57%
Total deposits	$6,599,202	1.78%	$6,554,840	1.09%
As of March 31, 2024, average deposits increased by $44.4 million, or 0.7% to $6.599 billion from $6.555 billion at December 31, 2023. The average cost of interest-bearing deposits and total deposits was 2.45% and 1.78% at March 31, 2024 compared to 1.57% and 1.09% at December 31, 2023. The increase in the average cost of interest-bearing deposits during the first three months of 2024 compared to December 31, 2023 is attributed to the increase in volume coupled with an increase in rates attributable to the higher rate environment.
The Company's estimated uninsured deposits totaled $2.410 billion at March 31, 2024, compared to $2.145 billion at December 31, 2023, representing 35.9% and 33.2% of total deposits at March 31, 2024, and December 31, 2023, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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
Total noninterest-bearing deposit liabilities decreased by $12.1 million, or 0.7%, in the first three months of 2024. As of March 31, 2024, junior subordinated debentures increased $86 thousand, net of issuance costs, to $123.5 million. Subordinated debt is discussed more fully in the below Capital section of this report.
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

The Bank had outstanding BTFP debt of $110.0 million and pledged securities with a fair value of $327.5 million at March 31, 2024. The securities pledged have a par value of $366.6 million. The Bank's BTFP borrowings, which were drawn on December 28, 2023, bear interest rate of 4.83% and is set to mature one year from its issuance date.
LEASE LIABILITIES
As of March 31, 2024, operating lease liabilities increased $233 thousand, or 3.6% to $6.8 million from $6.6 million at December 31, 2023. The increase in operating lease liabilities is attributed to one new lease added in first quarter of 2024. Finance lease liabilities decreased $46 thousand, or 2.6% to $1.693 million from $1.739 million at December 31, 2023.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $14.2 million, or 21.6%, during the first three months of 2024. The decrease is primarily related to a $9.0 million decrease in accrued interest payable. As of March 31, 2024, accrued interest payable decreased $9.0 million, or 39.6% to $13.7 million from $22.7 million at December 31, 2023, due to the repayment of $280 million in BTFP borrowings from the FRB. The ACL on OBSC exposures remained unchanged at $2.1 million at March 31, 2024 and December 31, 2023.
CAPITAL
At March 31, 2024, the Company had total shareholders’ equity of $959.9 million, comprised of $32.5 million in common stock, $41.1 million in treasury stock, $775.4 million in surplus, $313.0 million in undivided profits, and $119.9 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2023 was $949.0 million. The increase of $10.9 million, or 1.1%, in shareholders’ equity during the first three months of 2024 is primarily attributable to capital added through net earnings of $20.6 million offset by $2.3 million increase in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities and $7.8 million in cash dividends paid.
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
On February 28, 2024, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2024 calendar year. Under the program, the Company may, but is not required to, from time to time, repurchase up to $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2024 Repurchase Program will expire on December 31, 2024.
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

Regulatory Capital Ratios The First Bank	March 31, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	14.0%	13.8%	6.5%	7.0%
Tier 1 Capital Ratio	14.0%	13.8%	8.0%	8.5%
Total Capital Ratio	15.0%	14.8%	10.0%	10.5%
Tier 1 Leverage Ratio	10.8%	10.7%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	March 31, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.2%	12.1%	N/A	N/A
Tier 1 Capital Ratio**	12.6%	12.5%	N/A	N/A
Total Capital Ratio	15.2%	15.0%	N/A	N/A
Tier 1 Leverage Ratio	9.7%	9.7%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2024 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of March 31, 2024, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at March 31, 2024 was $959.9 million, or approximately 12.1% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Company had $123.5 million of subordinated debt, net of $1.6 million deferred issuance costs and $2.1 million unamortized fair value mark, at March 31, 2024, compared to $123.4 million, net of $1.6 million deferred issuance costs and $2.1 million unamortized fair value mark, at December 31, 2023.
Reconciliation of Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. This Quarterly Report on Form 10-Q includes operating net earnings; net interest income, FTE; average tax equivalent yield on investment securities, core net interest margin and certain ratios derived from these non-GAAP financial measures. The Company believes that the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the periods presented herein. Fully-tax equivalent, or "FTE", financial metrics are measures used by management to evaluate the corresponding GAAP financial metrics in a manner that takes into account the tax benefits associated with income sources that are exempt from state or federal taxes. Core net interest margin is used by management to measure the net return on earnings assets, which includes investment securities, loans, and leases but excludes certain income and expense items that the Company's management considers to be non-core/adjusted in nature. Similarly, "operating" financial metrics, including operating efficiency ratio and operating earnings per share, are used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Management uses "tangible" financial metrics, including tangible common equity and tangible book value, to measure the value of the Company's assets net of intangible assets, such as goodwill. The tax equivalent adjustment to net interest income and average yield on investment securities recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 25.3% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes it enhances the comparability of income and expenses arising from taxable and nontaxable sources. Operating net earnings excludes acquisition and charter conversion charges, initial provision for acquired loans. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented, and other bank holding companies may define or calculate these measures differently. The most comparable GAAP measures to these measures are earnings per share, net interest income, earnings, total interest income, and average yield on investment securities, respectively. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the efficiency ratio, net income, earnings per share, net interest income, net interest margin, average yield on investment securities, average yield on all earning assets, common equity, book value per common share or other GAAP financial measures as a measure of operating performance. A reconciliation of these non-GAAP financial measures to the most comparable GAAP measure is provided below.
Operating Net Earnings

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net income available to common shareholders	$20,628	$16,271
Acquisition and charter conversion charges	8	3,793
Tax on acquisition and charter conversion charges	(2)	(960)
Initial provision for acquired loans	—	10,727
Tax on initial provision for acquired loans	—	(2,714)
Net earnings available to common shareholders, operating	$20,634	$27,117

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net interest income	$57,341	$64,926
Tax-exempt investment income	(2,946)	(2,948)
Taxable investment income	3,944	3,946
Net interest income, FTE	$58,339	$65,924

Average earning assets	$7,158,932	$7,150,667

Annualized net interest margin	3.20%	3.63%
Annualized net interest margin, FTE	3.26%	3.69%
Core Net Interest Margin

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net interest income (FTE)	$58,339	$65,924
Less purchase accounting adjustments	2,627	3,469
Net interest income, net of purchase accounting adj	$55,712	$62,455

Total average earning assets	$7,158,932	$7,150,667
Add average balance of loan valuation discount	24,675	42,945
Avg earning assets, excluding loan valuation discount	$7,183,607	$7,193,612

Core net interest margin	3.10%	3.47%
Average Tax Equivalent Yield on Investment Securities

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Interest income investment securities	$11,248	$11,707
Tax-exempt investment income	(2,946)	(2,948)
Taxable investment income	3,944	3,946
Interest income investment securities, FTE	$12,246	$12,705

Average investment securities	$1,811,076	$2,028,341

Yield on Investment Securities	2.48%	2.31%
Yield on investment securities, FTE	2.70%	2.51%
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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

March 31, 2024	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(15.0)%	(20.0)%	(7.1)%	(40.0)%
Up 300 bps	(6.1)%	(15.0)%	(2.0)%	(30.0)%
Up 200 bps	(0.3)%	(10.0)%	1.7%	(20.0)%
Up 100 bps	1.8%	(5.0)%	2.8%	(10.0)%
Down 100 bps	(0.6)%	(5.0)%	(5.1)%	(10.0)%
Down 200 bps	0.3%	(10.0)%	(9.8)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2024, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

March 31, 2024	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	244,441	242,304	243,793	248,090	242,986	228,980	207,139
Dollar Change	648	(1,489)		4,297	(807)	(14,813)	(36,654)
NII @ Risk - Sensitivity Y1	0.3%	(0.6)%		1.8%	(0.3)%	(6.1)%	(15.0)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $648 thousand higher than in a stable interest rate scenario, for a positive variance of 0.3%.
Net interest income would likely decline by $807 thousand, or (0.3)%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the unfavorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 149.0%, which means that there are more assets repricing than liabilities within the first year. The Company is asset sensitive. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits, which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat. Recently, the Company underwent a study of its deposit base and loan prepayment speeds to provide more clarity on the specific movement of its balance sheet during a flat and rising rate environment. The study is updated periodically. The results of the study have been incorporated into the 2024 modeling. In the event the Company exceeds the tolerance for any particular shock, management reviews strategies as to the cause of the breach and institutes actions accordingly. Board level data is provided on a regular basis for all of the modeling results as well as any breach of tolerance levels.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2024, under different interest rate scenarios relative to a base case of current interest rates:

March 31, 2024	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,226,362	1,290,373	1,359,181	1,396,703	1,382,163	1,331,637	1,263,131
Change in EVE from base	(132,819)	(68,808)		37,522	22,982	(27,544)	(96,050)
% Change	(9.8)%	(5.1)%		2.8%	1.7%	(2.0)%	(7.1)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and/or The First may be named as defendants in various lawsuits arising out of the normal course of business. At present, with the exception of the matter described below, the Company is not aware of any legal proceedings that it anticipates may materially adversely affect its business.
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
On February 1, 2024, the Company filed its Answer and Affirmative Defenses. On March 5, 2024, the Company filed a Motion to Stay Proceedings and Compel Arbitration. The court has entered an order staying the case. Plaintiff has filed a motion to extend the time for responding to the arbitration motion and for arbitration-related discovery. The Company has not yet responded to Plaintiff’s motion. At this stage of the proceedings, it is not feasible to predict the outcome or a range of loss, should a loss occur, from this proceeding. However, the Company accrued $250 thousand for this litigation in the first quarter of 2024.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors described in the Company's 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Current Programs
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
January 1 - January 31	700		$29.06	—	$50,000
February 1 - February 29	—		—	—	50,000
March 1 - March 31	11,812		24.83	—	50,000
Total	12,512	(b)	$25.07	—
______________________________________
(a)On February 28, 2024, the Company announced that its Board of Directors authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2024 Repurchase Program expires on December 31, 2024.

(b)The 12,512 shares purchased in the first quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
104.Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FIRST BANCSHARES, INC.
(Registrant)

May 10, 2024	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

May 10, 2024	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)