Form 10-Q
period 2024-06-30
FIRST BANCSHARES INC /MS/
filed 2024-08-09
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-42107
THE FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State of Incorporation)	(IRS Employer Identification No)

6480 U.S. Highway 98 West, Suite A, Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)
(601) 268-8998
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	FBMS	The New York Stock Exchange
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1.00 par value, 32,454,301 shares issued and 31,204,694 outstanding as of August 2, 2024.

Auditor Firm PCAOB ID: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$116,668	$224,199
Interest-bearing deposits with banks	90,938	130,948
Total cash and cash equivalents	207,606	355,147
Securities available-for-sale, at fair value (amortized cost: $1,253,465 - 2024; $1,164,227 - 2023; allowance for credit losses: $0)	1,124,462	1,042,365
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $560,747 - 2024; $615,944 - 2023)	607,502	654,539
Other securities	39,293	37,754
Total securities	1,771,257	1,734,658
Loans held for sale	5,892	2,914
Loans held for investment	5,250,893	5,170,042
Allowance for credit losses	(55,133)	(54,032)
Net loans held for investment	5,195,760	5,116,010
Interest receivable	35,439	33,300
Premises and equipment	171,768	174,309
Operating lease right-of-use assets	6,287	6,387
Finance lease right-of-use assets	1,234	1,466
Cash surrender value of bank-owned life insurance	135,684	134,249
Goodwill	272,520	272,520
Other real estate owned	6,356	8,320
Other assets	155,997	160,065
Total assets	$7,965,800	$7,999,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,870,305	$1,849,013
Interest-bearing	4,755,812	4,613,859
Total deposits	6,626,117	6,462,872
Interest payable	15,400	22,702
Borrowed funds	182,400	390,000
Subordinated debentures	123,558	123,386
Operating lease liabilities	6,452	6,550
Finance lease liabilities	1,648	1,739
Allowance for credit losses on off-balance sheet credit exposures	2,075	2,075
Other liabilities	36,265	40,987
Total liabilities	6,993,915	7,050,311
Shareholders’ equity:
Common stock, par value $1 per share, 80,000,000 shares authorized; 32,464,412 shares issued at June 30, 2024, and par value $1 per share, 80,000,000 shares authorized; 32,338,983 shares issued at December 31, 2023	32,464	32,339
Additional paid-in capital	776,098	775,232
Retained earnings	324,899	300,150
Accumulated other comprehensive (loss)	(120,465)	(117,576)
Treasury stock, at cost, 1,249,607 shares at June 30, 2024 and at December 31, 2023	(41,111)	(41,111)
Total shareholders’ equity	971,885	949,034
Total liabilities and shareholders’ equity	$7,965,800	$7,999,345
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$78,336	$74,590	$157,135	$142,324
Interest and dividends on securities:
Taxable interest and dividends	8,868	7,867	17,170	16,626
Tax exempt interest	2,965	2,948	5,911	5,896
Interest on federal funds sold and interest-bearing deposits in other banks	858	789	2,474	1,686
Total interest income	91,027	86,194	182,690	166,532
Interest expense:
Interest on deposits	29,463	14,762	58,876	27,039
Interest on borrowed funds	3,770	5,402	8,679	8,537
Total interest expense	33,233	20,164	67,555	35,576
Net interest income	57,794	66,030	115,135	130,956
Provision for credit losses, LHFI	1,650	1,000	1,650	11,500
Provision for credit losses, OBSC exposures	—	250	—	750
Net interest income after provision for credit losses	56,144	64,780	113,485	118,706
Non-interest income:
Service charges on deposit accounts	3,334	3,425	6,701	7,082
Gain (loss) on securities	14	(48)	(34)	(48)
Gain on sale of premises and equipment	163	—	163	663
Other	9,808	9,046	19,168	17,338
Total non-interest income	13,319	12,423	25,998	25,035
Non-interest expense:
Salaries and employee benefits	25,045	23,315	49,553	46,888
Occupancy and equipment	5,490	5,041	11,204	10,337
Acquisition expense	352	4,101	360	7,894
Other	13,202	14,442	26,397	27,450
Total non-interest expense	44,089	46,899	87,514	92,569
Income before income taxes	25,374	30,304	51,969	51,172
Income tax expense	5,677	6,525	11,644	11,122
Net income	$19,697	$23,779	$40,325	$40,050

Basic earnings per share	$0.62	$0.76	$1.28	$1.28
Diluted earnings per share	0.62	0.75	1.27	$1.27
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$19,697	$23,779	$40,325	$40,050
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(852)	(19,504)	(4,089)	4,745
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	94	92	188	184
Reclassification adjustment for (gains) losses included in net income	(14)	48	34	48
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(772)	(19,364)	(3,867)	4,977
Income tax benefit (expense)	195	4,899	978	(1,259)
Other comprehensive (loss) income	(577)	(14,465)	(2,889)	3,718
Comprehensive income	$19,120	$9,314	$37,436	$43,768
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive income	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	32,304,153	32,304	773,612	262,396	(130,774)	(1,249,607)	(41,111)	896,427
Net income	—	—	—	23,779	—	—	—	23,779
Other comprehensive loss	—	—	—	—	(14,465)	—	—	(14,465)
Dividends on common stock, $0.22 per share	—	—	—	(6,825)	—	—	—	(6,825)
Issuance of restricted stock grants	45,773	46	(46)	—	—	—	—	—
Restricted stock grants forfeited	(4,526)	(5)	5	—	—	—	—	—
Compensation expense	—	—	530	—	—	—	—	530
Balance, June 30, 2023	32,345,400	$32,345	$774,101	$279,350	$(145,239)	(1,249,607)	$(41,111)	$899,446

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2024	32,338,983	$32,339	$775,232	$300,150	$(117,576)	(1,249,607)	$(41,111)	$949,034
Net income	—	—	—	20,628	—	—	—	20,628
Other comprehensive loss	—	—	—	—	(2,312)	—	—	(2,312)
Dividends on common stock, $0.25 per share	—	—	—	(7,777)	—	—	—	(7,777)
Issuance of restricted stock grants	141,457	141	(141)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(12,512)	(12)	(302)	—	—	—	—	(314)
Compensation expense	—	—	653	—	—	—	—	653
Balance, March 31, 2024	32,467,928	32,468	775,442	313,001	(119,888)	(1,249,607)	(41,111)	959,912
Net income	—	—	—	19,697	—	—	—	19,697
Other comprehensive loss	—	—	—	—	(577)	—	—	(577)
Dividends on common stock, $0.25 per share	—	—	—	(7,799)	—	—	—	(7,799)
Issuance of restricted stock grants	2,847	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(5,768)	(6)	6	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(595)	(1)	(14)	—	—	—	—	(15)
Compensation expense	—	—	667	—	—	—	—	667
Balance, June 30, 2024	32,464,412	$32,464	$776,098	$324,899	$(120,465)	(1,249,607)	$(41,111)	$971,885

See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$40,325	$40,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,474	2,321
Provision for credit loss	1,650	12,250
Loss on sale or write-down of ORE	168	533
Securities loss	34	48
(Gain) loss on disposal of premises and equipment	(163)	(663)
Restricted stock expense	1,320	1,123
Increase in cash value of life insurance	(1,894)	(1,587)
Federal Home Loan Bank stock dividends	(207)	(222)
Residential loans originated and held for sale	(45,809)	(50,376)
Proceeds from sale of residential loans held for sale	42,831	48,217
Changes in:
Interest receivable	(2,139)	1,235
Interest payable	(7,302)	4,644
Operating lease liability	(98)	(1,457)
Other, net	(1,423)	(17,370)
Net cash provided by operating activities	35,767	38,746
Cash flows from investing activities:
Available-for-sale securities:
Sales	—	171,150
Maturities, prepayments, and calls	110,770	59,142
Purchases	(200,826)	—
Held-to-maturity securities:
Maturities, prepayments, and calls	46,849	30,155
Purchases of other securities	(5,101)	(9,473)
Proceeds from other securities	3,769	8,741
Net increase in loans	(75,864)	(70,124)
Net changes in premises and equipment	(1,330)	(2,916)
Proceeds from sale of other real estate owned	954	587
Proceeds from the sale of premises and equipment	424	731
Benefits received on bank owned life insurance policies	459	—
Cash received in excess of cash paid for acquisitions	—	106,973
Net cash (used in) provided by investing activities	(119,896)	294,966
Cash flows from financing activities:
Increase (decrease) in deposits	159,934	(395,323)
Proceeds from borrowed funds	1,099,700	2,138,141
Repayments of borrowed funds	(1,307,300)	(1,988,241)
Principal payments on finance lease liabilities	(91)	(89)
Dividends paid on common stock	(15,325)	(13,158)
Called/repayment of subordinated debt	—	(26,000)
Repurchase of restricted stock for payment of taxes	(330)	(307)
Net cash used in financing activities	(63,412)	(284,977)
Net change in cash and cash equivalents	(147,541)	48,735
Beginning cash and cash equivalents	355,147	145,315
Ending cash and cash equivalents	$207,606	$194,050

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Supplemental disclosures:

Cash paid during the year for:
Interest	$66,803	$20,126
Income taxes, (net of refunds)	9,263	4,222

Non-cash activities:
Loans transferred to other real estate	842	1,267
Issuance of restricted stock grants	144	165
Dividends on restricted stock grants	251	165
Stock issued in connection with HSBI acquisition	—	221,522
Lease liabilities arising from obtaining right-of-use assets	482	—
Lease liabilities arising from HSBI acquisition	—	184
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2024
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
NOTE 2 – SUMMARY OF ORGANIZATION
The First Bancshares, Inc., Hattiesburg, Mississippi (the “Company”), was incorporated June 23, 1995, under the laws of the State of Mississippi for the purpose of operating as a bank holding company. The Company’s primary asset is its interest in its wholly-owned subsidiary, The First Bank (the “Bank” or “The First”).
On May 17, 2024, the Company, acting pursuant to authorization from its Board of Directors, provided written notice to The Nasdaq Stock Market LLC ("Nasdaq") of its determination to voluntarily withdraw the principal listing of the Company's voting common stock, $1.00 par value per share (the "Common Stock"), from Nasdaq and transfer the listing to the New York Stock Exchange ("NYSE"). The listing and trading of the Common Stock on Nasdaq ended at market close on May 29, 2024, and trading commenced on the NYSE at market open on May 30, 2024. The Common Stock is traded on the NYSE under the symbol "FBMS."
At June 30, 2024, the Company had approximately $7.966 billion in assets, $5.196 billion in net loans held for investment (“LHFI”), $6.626 billion in deposits, and $971.9 million in shareholders' equity. For the six months ended June 30, 2024, the Company reported net income of $40.3 million.
On February 23, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on February 7, 2024. On April 24, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on May 7, 2024. On July 25, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share to be paid on its common stock on August 23, 2024 to shareholders of record as of the close of business on August 8, 2024.
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

($ in thousands, except per share amount)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$19,697	31,527,592	$0.62	$23,779	31,378,364	$0.76
Effect of dilutive shares:
Restricted stock grants		152,235			213,301
Diluted earnings per share	$19,697	31,679,827	$0.62	$23,779	31,591,665	$0.75

($ in thousands, except per share amount)	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$40,325	31,501,423	$1.28	$40,050	31,343,911	$1.28
Effect of dilutive shares:
Restricted stock grants		158,075			205,828
Diluted earnings per share	$40,325	31,659,498	$1.27	$40,050	31,549,739	$1.27
The Company granted 141,457 shares and 118,689 shares of restricted stock in the first quarter of 2024 and 2023, respectively. The Company granted 2,847 shares and 45,773 shares of restricted stock in the second quarter of 2024 and 2023, respectively.
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
NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2024, and December 31, 2023, these financial instruments consisted of the following:

($ in thousands)	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,644	$106,442	$34,380	$50,226
Unused lines of credit	149,066	1,472,793	231,335	605,646
Standby letters of credit	14,149	14,814	15,573	13,114

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) EXPOSURES
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2024 and December 31, 2023. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,075	$1,825	$2,075	$1,325
Credit loss expense related to OBSC exposures	—	250	—	750
Balance at end of period	$2,075	$2,075	$2,075	$2,075
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded no ACL provision for the three months period ended June 30, 2024 and $250 thousand for the same period in 2023. For the six months period ended June 30, 2024, the Company recorded no provision to the ACL on OBSC exposures compared to $750 thousand for the same period in 2023. The ACL on OBSC exposures for the six months ended June 30, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2024 and December 31, 2023:
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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

June 30, 2024	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$207,606	$207,606	$207,606	$—	$—
Securities available-for-sale	1,124,462	1,124,462	64,886	1,034,236	25,340
Securities held-to-maturity	607,502	560,747	—	560,747	—
Loans held for sale	5,892	5,892	—	5,892	—
Loans, net	5,195,760	4,952,117	—	—	4,952,117
Accrued interest receivable	35,439	35,440	—	8,530	26,910
Interest rate swaps	11,682	11,682	—	11,655	27
Liabilities:
Noninterest-bearing deposits	$1,870,305	$1,870,305	$—	$1,870,305	$—
Interest-bearing deposits	4,755,812	4,568,909	—	4,568,909	—
Subordinated debentures	123,558	109,449	—	—	109,449
FHLB and other borrowings	182,400	182,400	—	182,400	—
Accrued interest payable	15,400	15,400	—	15,400	—
Interest rate swaps	11,682	11,682	—	11,655	27

December 31, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$355,147	$355,147	$355,147	$—	$—
Securities available-for-sale	1,042,365	1,042,365	16,675	1,007,477	18,213
Securities held-to-maturity	654,539	615,944	—	615,944	—
Loans held for sale	2,914	2,914	—	2,914	—
Loans, net	5,116,010	4,877,935	—	—	4,877,935
Accrued interest receivable	33,300	33,300	—	8,632	24,668
Interest rate swaps	12,170	12,170	—	12,129	41
Liabilities:
Non-interest-bearing deposits	$1,849,013	$1,849,013	$—	$1,849,013	$—
Interest-bearing deposits	4,613,859	4,430,227	—	4,430,227	—
Subordinated debentures	123,386	109,426	—	—	109,426
FHLB and other borrowings	390,000	390,000	—	390,000	—
Accrued interest payable	22,702	22,702	—	22,702	—
Interest rate swaps	12,175	12,175	—	12,129	46
Assets measured at fair value on a recurring basis are summarized below:

June 30, 2024
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$64,886	$64,886	$—	$—
Obligations of U.S. Government agencies and sponsored entities	100,054	—	100,054	—
Municipal securities	420,348	—	395,038	25,310
Mortgage-backed securities	500,608	—	500,608	—
Corporate obligations	32,965	—	32,935	30
Other	5,601	—	5,601	—
Total available-for-sale	$1,124,462	$64,886	$1,034,236	$25,340
Loans held for sale	$5,892	$—	$5,892	$—
Interest rate swaps	$11,682	$—	$11,655	$27
Liabilities:
Interest rate swaps	$11,682	$—	$11,655	$27

December 31, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$16,675	$16,675	$—	$—
Obligations of U.S. Government agencies and sponsored entities	104,923	—	104,923	—
Municipal securities	438,466	—	420,283	18,183
Mortgage-backed securities	441,661	—	441,661	—
Corporate obligations	37,597	—	37,567	30
Other	3,043	—	3,043	—
Total available-for-sale	$1,042,365	$16,675	$1,007,477	$18,213
Loans held for sale	$2,914	$—	$2,914	$—
Interest rate swaps	$12,170	$—	$12,129	$41
Liabilities:
Interest rate swaps	$12,175	$—	$12,129	$46
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2024	2023
Balance, January 1	$30	$31
Balance at June 30	$30	$31

	Municipal Securities
($ in thousands)	2024	2023
Balance, January 1	$18,183	$15,117
Maturities, calls and paydowns	(242)	(236)
Transfer from level 2 to level 3	7,551	6,085
Unrealized gain (loss) included in comprehensive income	(182)	55
Balance at June 30	$25,310	$21,021

Interest Rate Swaps - Risk Participations
($ in thousands)	2024
Balance, January 1	$(5)
RPA-in	19
RPA-out	(14)
Balance at June 30	$—

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. The following tables present quantitative information about recurring Level 3 fair value measurements.

($ in thousands)
Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2024	$30	Discounted cash flow	Probability of default	7.79% - 7.85%
December 31, 2023	$30	Discounted cash flow	Probability of default	7.81% - 7.89%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2024	$25,310	Discounted cash flow	Discount Rate	3.65% - 5.81%
December 31, 2023	$18,183	Discounted cash flow	Discount Rate	2.34% - 5.50%

Interest Rate Swaps - Risk Participations	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
June 30, 2024	$—	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%

December 31, 2023	$(5)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at June 30, 2024 and December 31, 2023.

June 30, 2024
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,916	$—	$—	$2,916
Other real estate owned	6,356	—	—	6,356

December 31, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,494	$—	$—	$2,494
Other real estate owned	8,320	—	—	8,320
NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at June 30, 2024 and December 31, 2023.

($ in thousands)	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$65,076	$7	$197	$64,886
Obligations of U.S. government agencies and sponsored entities	114,473	—	14,419	100,054
Tax-exempt and taxable obligations of states and municipal subdivisions	474,225	292	54,169	420,348
Mortgage-backed securities - residential	325,086	19	36,742	288,363
Mortgage-backed securities - commercial	232,542	318	20,615	212,245
Corporate obligations	36,450	—	3,485	32,965
Other	5,613	—	12	5,601
Total available-for-sale	$1,253,465	$636	$129,639	$1,124,462
Held-to-maturity:
U.S. Treasury	$52,197	$—	$2,270	$49,927
Obligations of U.S. government agencies and sponsored entities	33,618	—	1,885	31,733
Tax-exempt and taxable obligations of states and municipal subdivisions	245,602	4,477	15,688	234,391
Mortgage-backed securities - residential	134,674	—	16,256	118,418
Mortgage-backed securities - commercial	131,411	—	13,237	118,174
Corporate obligations	10,000	—	1,896	8,104
Total held-to-maturity	$607,502	$4,477	$51,232	$560,747

($ in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$16,985	$—	$310	$16,675
Obligations of U.S. government agencies sponsored entities	119,868	1	14,946	104,923
Tax-exempt and taxable obligations of states and municipal subdivisions	486,293	449	48,276	438,466
Mortgage-backed securities - residential	297,735	11	34,430	263,316
Mortgage-backed securities - commercial	198,944	76	20,675	178,345
Corporate obligations	41,347	—	3,750	37,597
Other	3,055	—	12	3,043
Total available-for-sale	$1,164,227	$537	$122,399	$1,042,365
Held-to-maturity:
U.S. Treasury	$89,688	$—	$2,804	$86,884
Obligations of U.S. government agencies and sponsored entities	33,659	—	1,803	31,856
Tax-exempt and taxable obligations of states and municipal subdivisions	246,908	9,566	14,697	241,777
Mortgage-backed securities - residential	141,573	—	14,237	127,336
Mortgage-backed securities - commercial	132,711	—	12,334	120,377
Corporate obligations	10,000	—	2,286	7,714
Total held-to-maturity	$654,539	$9,566	$48,161	$615,944

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
At both June 30, 2024 and December 31, 2023, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.3 million and $5.2 million at June 30, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of June 30, 2024 and December 31, 2023.
Securities Held to Maturity
At June 30, 2024 and December 31, 2023, the potential credit loss exposure was $222 thousand and $205 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $3.3 million and $3.4 million at June 30, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both June 30, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both June 30, 2024 and December 31, 2023.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

($ in thousands)	June 30, 2024	December 31, 2023
Aaa	$385,870	$431,527
Aa1/Aa2/Aa3	141,591	129,751
A1/A2	11,342	13,902
BBB	10,000	10,000
Not rated	58,699	69,359
Total	$607,502	$654,539

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	June 30, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$99,300	$98,776
Due after one year through five years	142,085	134,462
Due after five years through ten years	328,656	283,442
Due greater than ten years	125,796	107,174
Mortgage-backed securities - residential	325,086	288,363
Mortgage-backed securities - commercial	232,542	212,245
Total	$1,253,465	$1,124,462

Held-to-maturity:
Due less than one year	$44,223	$43,427
Due after one year through five years	30,763	28,655
Due after five years through ten years	61,106	56,340
Due greater than ten years	205,325	195,733
Mortgage-backed securities - residential	134,674	118,418
Mortgage-backed securities - commercial	131,411	118,174
Total	$607,502	$560,747
Total securities pledged as collateral, to secure public deposits and for other purposes, was $1.241 billion at June 30, 2024 and $1.095 billion at December 31, 2023, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	June 30, 2024
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$5,095	$197	$5,095	$197
Obligations of U.S. government agencies and sponsored entities	114	—	99,649	14,419	99,763	14,419
Tax-exempt and taxable obligations of state and municipal subdivisions	30,905	2,641	373,183	51,528	404,088	54,169
Mortgage-backed securities - residential	46,507	547	240,137	36,195	286,644	36,742
Mortgage-backed securities - commercial	15,598	45	155,957	20,570	171,555	20,615
Corporate obligations	—	—	32,965	3,485	32,965	3,485
Other	5,613	12	—	—	5,613	12
Total	$98,737	$3,245	$906,986	$126,394	$1,005,723	$129,639

Held-to-maturity:
U.S. Treasury	$—	$—	$49,927	$2,270	$49,927	$2,270
Obligations of U.S. government agencies and sponsored entities	—	—	31,733	1,885	31,733	1,885
Tax-exempt and taxable obligations of state and municipal subdivisions	31,255	502	98,803	15,186	130,058	15,688
Mortgage-backed securities - residential	—	—	118,418	16,256	118,418	16,256
Mortgage-backed securities - commercial	—	—	118,174	13,237	118,174	13,237
Corporate obligations	—	—	8,104	1,896	8,104	1,896
Total	$31,255	$502	$425,159	$50,730	$456,414	$51,232

($ in thousands)	December 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$16,675	$310	$16,675	$310
Obligations of U.S. government agencies and sponsored entities	123	—	104,495	14,946	104,618	14,946
Tax-exempt and taxable obligations of state and municipal subdivisions	20,879	1,479	389,113	46,797	409,992	48,276
Mortgage-backed securities - residential	222	2	262,012	34,428	262,234	34,430
Mortgage-backed securities - commercial	2,896	52	170,256	20,623	173,152	20,675
Corporate obligations	—	—	37,597	3,750	37,597	3,750
Other	3,055	12	—	—	3,055	12
Total	$27,175	$1,545	$980,148	$120,854	$1,007,323	$122,399

Held-to-maturity:
U.S. Treasury	$—	$—	$86,884	$2,804	$86,884	$2,804
Obligations of U.S. government agencies and sponsored entities	747	5	31,109	1,798	31,856	1,803
Tax-exempt and taxable obligations of state and municipal subdivisions	10,472	3,949	91,480	10,748	101,952	14,697
Mortgage-backed securities - residential	—	—	127,336	14,237	127,336	14,237
Mortgage-backed securities - commercial	920	2	119,457	12,332	120,377	12,334
Corporate obligations	—	—	7,714	2,286	7,714	2,286
Total	$12,139	$3,956	$463,980	$44,205	$476,119	$48,161
At June 30, 2024 and December 31, 2023, the Company’s securities portfolio consisted of 1,115 and 1,125 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. As of June 30, 2024 and December 31, 2023, the Company determined that it does not intend to sell and is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to recovery of their amortized cost basis. As such, no allowance for credit losses was needed at June 30, 2024 and December 31, 2023.
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
The following table shows the composition of the loan portfolio:

($ in thousands)	June 30, 2024	December 31, 2023
Loans held for sale
Mortgage loans held for sale	$5,892	$2,914
Total LHFS	$5,892	$2,914

Loans held for investment
Commercial, financial and agriculture (1)	$744,026	$800,324
Commercial real estate	3,179,597	3,059,155
Consumer real estate	1,277,196	1,252,795
Consumer installment	50,074	57,768
Total loans	5,250,893	5,170,042
Less allowance for credit losses	(55,133)	(54,032)
Net LHFI	$5,195,760	$5,116,010
____________________________________________________________

(1)	Loan balance includes $256 thousand and $386 thousand in Paycheck Protection Program (“PPP”) loans as of June 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At June 30, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $26.9 million and $24.7 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.
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

The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	June 30, 2024
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,910	$528	$517	$727	$4,682	$744,026	$353
Commercial real estate	5,221	493	5,789	479	11,982	3,179,597	498
Consumer real estate	7,074	153	3,052	2,859	13,138	1,277,196	1,529
Consumer installment	183	—	130	—	313	50,074	—
Total	$15,388	$1,174	$9,488	$4,065	$30,115	$5,250,893	$2,380
___________________________________________________________

(1)	Total loan balance includes $256 thousand in PPP loans as of June 30, 2024.

	December 31, 2023
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,043	$313	$353	$965	$3,674	$800,324	$465
Commercial real estate	1,698	630	3,790	647	6,765	3,059,155	410
Consumer real estate	3,992	220	1,806	3,098	9,116	1,252,795	680
Consumer installment	180	—	31	—	211	57,768	—
Total	$7,913	$1,163	$5,980	$4,710	$19,766	$5,170,042	$1,555
___________________________________________________________

(1)	Total loan balance includes $386 thousand in PPP loans as of December 31, 2023.
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
As of June 30, 2024, and December 31, 2023 the amortized cost of the Company’s PCD loans totaled $52.4 million and $57.8 million, respectively, which had an estimated ACL of $3.1 million and $3.7 million, respectively.
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
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the six months ended June 30, 2024 and June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)
June 30, 2024	Term Extension	Payment Modification	Percentage of Total Loans Held for Investment
Commercial, financial and agriculture	$—	$175	0.02%
Consumer real estate	761	—	0.06%
Total	$761	$175	0.02%

June 30, 2023	Term Extension	Payment Modification	Percentage of Total Loans Held for Investment
Consumer real estate	$—	$60	—%
Total	$—	$60	—%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of June 30, 2024 and December 31, 2023:

($ in thousands)
June 30, 2024	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$184	$616	$800
Commercial real estate	761	—	—	761
Consumer real estate	1,705	—	—	1,705
Consumer installment	—	—	6	6
Total	$2,466	$184	$622	$3,272

December 31, 2023	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$496	$918	$1,414
Commercial real estate	710	—	—	710
Consumer real estate	778	—	—	778
Total	$1,488	$496	$918	$2,902
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of June 30, 2024, these loans totaled $325.2 million, of which $179.6 million had been sold to other financial institutions and $145.6 million was purchased by the Company. As of December 31, 2023, these loans totaled $304.0 million, of which $165.9 million had been sold to other financial institutions and $138.1 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
These above classifications were the most current available as of June 30, 2024, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at June 30, 2024 and December 31, 2023. Revolving loans converted to term as of the six months ended June 30, 2024 and December 31, 2023 were not material to the total loan portfolio.

As of June 30, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$45,021	$92,128	$120,987	$98,231	$38,312	$85,289	$254,439	$734,407
Special mention	—	6	—	614	2,782	875	10	4,287
Substandard	18	915	679	692	219	2,091	718	5,332
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$45,039	$93,049	$121,666	$99,537	$41,313	$88,255	$255,167	$744,026
Current period gross write offs	$—	$20	$114	$25	$—	$269	$—	$428

Commercial real estate:
Risk Rating
Pass	$233,099	$395,589	$829,258	$521,050	$353,256	$754,062	$5,622	$3,091,936
Special mention	—	846	1,079	8,423	2,920	31,311	—	44,579
Substandard	—	596	12,388	1,807	512	27,779	—	43,082
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$233,099	$397,031	$842,725	$531,280	$356,688	$813,152	$5,622	$3,179,597
Current period gross write offs	$—	$—	$—	$20	$—	$71	$—	$91

Consumer real estate:
Risk Rating
Pass	$95,744	$161,477	$314,480	$207,674	$120,806	$199,938	$155,400	$1,255,519
Special mention	—	472	1,420	492	—	1,683	—	4,067
Substandard	402	906	2,328	580	1,546	7,844	4,004	17,610
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$96,146	$162,855	$318,228	$208,746	$122,352	$209,465	$159,404	$1,277,196
Current period gross write offs	$—	$—	$276	$—	$—	$18	$—	$294

Consumer installment:
Risk Rating
Pass	$9,841	$14,858	$8,894	$5,387	$2,029	$1,664	$7,210	$49,883
Special mention	—	—	—	—	—	—	—	—
Substandard	—	35	103	12	29	4	8	191
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$9,841	$14,893	$8,997	$5,399	$2,058	$1,668	$7,218	$50,074
Current period gross write offs	$33	$225	$132	$57	$38	$214	$24	$723

Total
Pass	$383,705	$664,052	$1,273,619	$832,342	$514,403	$1,040,953	$422,671	$5,131,745
Special mention	—	1,324	2,499	9,529	5,702	33,869	10	52,933
Substandard	420	2,452	15,498	3,091	2,306	37,718	4,730	66,215
Doubtful	—	—	—	—	—	—	—	—
Total	$384,125	$667,828	$1,291,616	$844,962	$522,411	$1,112,540	$427,411	$5,250,893
Current period gross write offs	$33	$245	$522	$102	$38	$572	$24	$1,536

As of December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$102,263	$150,420	$113,487	$47,313	$36,065	$64,020	$281,646	$795,214
Special mention	—	—	—	141	797	3	10	951
Substandard	451	330	121	185	550	1,894	628	4,159
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$102,714	$150,750	$113,608	$47,639	$37,412	$65,917	$282,284	$800,324
Current period gross write offs	$14	$51	$225	$139	$206	$110	$—	$745

Commercial real estate:
Risk Rating
Pass	$385,954	$825,505	$558,742	$377,085	$253,746	$569,428	$6,397	$2,976,857
Special mention	—	660	6,118	3,111	9,545	22,648	—	42,082
Substandard	136	7,293	393	566	5,427	26,401	—	40,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$386,090	$833,458	$565,253	$380,762	$268,718	$618,477	$6,397	$3,059,155
Current period gross write offs	$—	$—	$193	$—	$—	$57	$—	$250

Consumer real estate:
Risk Rating
Pass	$176,144	$334,056	$219,071	$127,539	$59,615	$163,464	$153,821	$1,233,710
Special mention	—	1,081	—	—	643	3,246	412	5,382
Substandard	502	404	511	1,559	514	6,988	3,225	13,703
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$176,646	$335,541	$219,582	$129,098	$60,772	$173,698	$157,458	$1,252,795
Current period gross write offs	$5	$19	$—	$—	$—	$25	$—	$49

Consumer installment:
Risk Rating
Pass	$24,482	$12,408	$7,316	$2,919	$1,213	$1,195	$8,156	$57,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	17	42	11	—	1	79
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$24,482	$12,416	$7,333	$2,961	$1,224	$1,195	$8,157	$57,768
Current period gross write offs	$226	$567	$223	$179	$156	$576	$121	$2,048

Total
Pass	$688,843	$1,322,389	$898,616	$554,856	$350,639	$798,107	$450,020	$5,063,470
Special mention	—	1,741	6,118	3,252	10,985	25,897	422	48,415
Substandard	1,089	8,035	1,042	2,352	6,502	35,283	3,854	58,157
Doubtful	—	—	—	—	—	—	—	—
Total	$689,932	$1,332,165	$905,776	$560,460	$368,126	$859,287	$454,296	$5,170,042
Current period gross write offs	$245	$637	$641	$318	$362	$768	$121	$3,092
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
The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2024 and 2023:

($ in thousands)	Three Months Ended June 30, 2024
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,455	$29,557	$15,280	$667	$53,959
Provision for credit losses	303	528	560	259	1,650
Loans charged-off	(33)	(91)	(294)	(378)	(796)
Recoveries	6	107	14	193	320
Total ending allowance balance	$8,731	$30,101	$15,560	$741	$55,133

($ in thousands)	Six Months Ended June 30, 2024
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,844	$29,125	$15,260	$803	$54,032
Provision for credit losses	303	528	560	259	1,650
Loans charged-off	(428)	(91)	(294)	(723)	(1,536)
Recoveries	12	539	34	402	987
Total ending allowance balance	$8,731	$30,101	$15,560	$741	$55,133

($ in thousands)	Three Months Ended June 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$9,443	$28,052	$14,201	$754	$52,450
Provision for credit losses	(64)	603	(118)	579	1,000
Loans charged-off	(421)	—	(24)	(681)	(1,126)
Recoveries	14	71	64	141	290
Total ending allowance balance	$8,972	$28,726	$14,123	$793	$52,614

($ in thousands)	Six Months Ended June 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,263	5,991	2,284	962	11,500
Loans charged-off	(424)	—	(24)	(1,018)	(1,466)
Recoveries	57	86	82	262	487
Total ending allowance balance	$8,972	$28,726	$14,123	$793	$52,614

The Company recorded $1.7 million provision for credit losses for the six months ended June 30, 2024, compared to $11.5 million provision for the same period in 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of June 30, 2024 and December 31, 2023.

($ in thousands)
June 30, 2024	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$800	$761	$1,705	$6	$3,272
Collectively evaluated	743,226	3,178,836	1,275,491	50,068	5,247,621
Total	$744,026	$3,179,597	$1,277,196	$50,074	$5,250,893

Allowance for Credit Losses
Individually evaluated	$272	$—	$83	$1	$356
Collectively evaluated	8,459	30,101	15,477	740	54,777
Total	$8,731	$30,101	$15,560	$741	$55,133

($ in thousands)
December 31, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$1,414	$710	$778	$—	$2,902
Collectively evaluated	798,910	3,058,445	1,252,017	57,768	5,167,140
Total	$800,324	$3,059,155	$1,252,795	$57,768	$5,170,042

Allowance for Credit Losses
Individually evaluated	$408	$—	$—	$—	$408
Collectively evaluated	8,436	29,125	15,260	803	53,624
Total	$8,844	$29,125	$15,260	$803	$54,032
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

Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company has two risk participation-in swaps and one risk participation-out swap at June 30, 2024.
The following table provides outstanding interest rate swaps as of June 30, 2024 and December 31, 2023.

($ in thousands)
	June 30, 2024	December 31, 2023
Notional amount	$492,041	$493,290
Weighted average pay rate	5.3%	5.2%
Weighted average receive rate	5.3%	5.2%
Weighted average maturity in years	5.19	5.39

The following table provides the fair value of interest rate swap contracts at June 30, 2024 and December 31, 2023 included in other assets and other liabilities.

($ in thousands)
	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$11,682	$11,682	12,170	$12,175

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At June 30, 2024 and December 31, 2023, the Company had $500 thousand of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months ended June 30, 2024, net swap spread income included in other income was $119 thousand compared to $326 thousand for the same period in 2023. For the six months ended June 30, 2024, net swap spread income included in other income was $281 thousand and $495 thousand for the same period in 2023.

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

NOTE 13 - SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.
On July 29, 2024, the Company entered into a definitive merger agreement (the "Merger Agreement") with Renasant Corporation ("Renasant"), the holding company for Renasant Bank, whereby the Company will merge with and into Renasant, with Renasant continuing as the surviving corporation, and immediately thereafter, the Bank will merge with and into Renasant Bank (collectively, the "Merger"). Subject to the terms and conditions of the Merger Agreement, the companies will combine in an all-stock transaction in which all shareholders of the Company will receive 1.00 share of Renasant common stock for each share of Company common stock. The Merger has been approved by each company's board of directors and is expected to close in the first half of 2025. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Renasant and Company shareholders.

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
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Second quarter 2024 compared to second quarter 2023
Net income available to common shareholders for the second quarter of 2024 totaled $19.7 million compared to $23.8 million for the second quarter of 2023, a decrease of $4.1 million or 17.2%. This decrease is largely attributable to a decrease in net interest income of $8.2 million.
Excluding one-time items detailed in the tables below, net earnings available to common shareholders, operating (non-GAAP) decreased $6.9 million, or 25.6%, to $20.0 million for quarter ended June 30, 2024, as compared to $26.8 million for the quarter ended June 30, 2023. This decrease is attributable to a decrease in net interest income of $8.2 million offset by a decrease in other expenses of $2.0 million.
Net interest income for the second quarter of 2024 was $57.8 million, a decrease of $8.2 million or 12.5% when compared to the second quarter of 2023. Fully tax equivalent (“FTE”) net interest income (non-GAAP) totaled $58.8 million and $67.0 million for the second quarter of 2024 and 2023, respectively. Purchase accounting adjustments decreased $4.5 million for the second quarter comparisons. The decrease was largely due to increased interest expense due to increased competition for deposits offset by an increase in interest income of $4.8 million.
Second quarter of 2024 net interest margin was 3.26%, which included 12 basis points related to purchase accounting adjustments compared to 3.76% for the same quarter in 2023, which included 37 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin (non-

GAAP) decreased 25 basis points in prior year quarterly comparison primarily due to an increase in rates on interest bearing liabilities.
Non-interest income increased $896 thousand for the second quarter of 2024 as compared to the second quarter of 2023.
Second quarter 2024 non-interest expense was $44.1 million, a decrease of $2.8 million, or 6.0% as compared to the second quarter of 2023. Excluding acquisition charges, non-interest expense increased $0.9 million of which salaries and employee benefits, occupancy and professional service increased $ 2.6 million offset by a decrease in other expenses of $2.0 million.
Investment securities totaled $1.771 billion, or 22.2% of total assets at June 30, 2024, compared to $1.898 billion, or 24.1% of total assets at June 30, 2023. For the second quarter of 2024 compared to the second quarter of 2023, the average balance of investment securities decreased $156.4 million. The average tax equivalent yield on investment securities (non-GAAP) increased 42 basis points to 2.65% from 2.23% in the prior year quarterly comparison. The investment portfolio had a net unrealized loss of $129.0 million at June 30, 2024 as compared to a net unrealized loss of $157.6 million at June 30, 2023.
The average yield on all earning assets increased 23 basis points in prior year quarterly comparison, from 4.91% for the second quarter of 2023 to 5.14% for the second quarter of 2024. Interest expense on average interest bearing liabilities increased 97 basis points from 1.65% for the second quarter of 2023 to 2.62% for the second quarter of 2024.
Cost of all deposits averaged 178 basis points for the second quarter of 2024 compared to 91 basis points for the second quarter of 2023.
First six months 2024 compared to first six months 2023
In the year-over-year comparison, net income available to common shareholders increased $0.3 million, or 0.7%, from $40.1 million for the six months ended June 30, 2023, to $40.3 million for the same period ended June 30, 2024.
Net interest income was $115.1 million for the six months ended June 30, 2024, a decrease of $15.8 million as compared to the same period ended June 30, 2023, primarily due to an increase in interest expense on deposits offset by an increase in loan interest income.
Non-interest income was $26.0 million for the six months ended June 30, 2024, an increase of $1.0 million as compared to the same period ended June 30, 2023. An increase in other charges and fees accounted for the change.
Non-interest expense was $87.5 million for the six months ended June 30, 2024, a decrease of $5.1 million as compared to the same period ended June 30, 2023. The decrease was primarily due to decreased acquisition charges of $7.5 million offset by an increase in salaries and employee benefits of $2.7 million.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $7.958 billion at June 30, 2024 compared to $7.993 billion at December 31, 2023, a decrease of $35.3 million. Loans, including loans held for sale, increased $83.8 million to $5.257 billion, or 1.6%, during the first six months of 2024. Deposits at June 30, 2024 totaled $6.635 billion compared to $6.476 billion at December 31, 2023, an increase of $158.1 million. For the six months ended June 30, 2024, The First reported net income of $45.5 million, compared to $46.7 million for the six months ended June 30, 2023.
EARNINGS PERFORMANCE
The Company earns income from two primary sources. The first source is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second source is non-interest income, which primarily consists of customer service charges and fees as well as mortgage income but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended June 30, 2024, net interest income decreased by $8.2 million, or 12.5%, when compared with the same period in 2023. The decrease was largely due to an increase of $14.7 million in interest expense on deposits offset by a decrease of $1.6 million in borrowing expense and by an increase of $3.7 million in interest and fees on loans. PPP loans totaled $256 thousand as of June 30, 2024, a decrease of $258 thousand or 50.2% when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.
The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.
Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	June 30, 2024			June 30, 2023
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,328,780	$8,868	2.67%	$1,473,166	$7,867	2.14%
Tax exempt securities	458,752	3,968	3.46%	470,742	3,946	3.35%
Total investment securities	1,787,532	12,836	2.87%	1,943,908	11,813	2.43%
Interest bearing deposits in other banks	99,290	858	3.46%	93,464	789	3.38%
Loans	5,202,006	78,336	6.02%	4,982,368	74,590	5.99%
Total earning assets	7,088,828	92,030	5.19%	7,019,740	87,192	4.97%
Other assets	850,955			862,390
Total assets	$7,939,783			$7,882,130

Interest-bearing liabilities:
Deposits	$4,795,120	$29,463	2.46%	$4,465,800	$14,762	1.32%
Borrowed funds	157,045	1,956	4.98%	277,531	3,264	4.70%
Subordinated debentures	123,510	1,814	5.87%	145,418	2,138	5.88%
Total interest-bearing liabilities	5,075,675	33,233	2.62%	4,888,749	20,164	1.65%
Other liabilities	1,900,663			2,091,882
Shareholders’ equity	963,445			901,499
Total liabilities and shareholders’ equity	$7,939,783			$7,882,130

Net interest income		$57,794			$66,030
Net interest margin			3.26%			3.76%
Net interest income (FTE)*		$58,797	2.57%		$67,028	3.32%
Net interest margin (FTE)*			3.32%			3.82%

($ in thousands)	Six Months Ended
	June 30, 2024			June 30, 2023
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,335,712	$17,170	2.57%	$1,519,140	$16,625	2.19%
Tax exempt securities	463,592	7,912	3.41%	466,752	7,892	3.38%
Total investment securities	1,799,304	25,082	2.79%	1,985,892	24,517	2.47%
Interest bearing deposits in other banks	144,537	2,474	3.42%	119,916	1,687	2.81%
Loans	5,180,039	157,135	6.07%	4,979,034	142,324	5.72%
Total earning assets	7,123,880	184,691	5.19%	7,084,842	168,528	4.76%
Other assets	846,873			857,516
Total assets	$7,970,753			$7,942,358

Interest-bearing liabilities:
Deposits	$4,799,199	$58,876	2.45%	$4,587,933	$27,039	1.18%
Borrowed funds	205,775	4,978	4.84%	177,868	4,223	4.75%
Subordinated debentures	123,467	3,701	6.00%	150,225	4,314	5.74%
Total interest-bearing liabilities	5,128,441	67,555	2.63%	4,916,026	35,576	1.45%
Other liabilities	1,884,235			2,140,995
Shareholders’ equity	958,077			885,337
Total liabilities and shareholders’ equity	$7,970,753			$7,942,358

Net interest income		$115,135			$130,956
Net interest margin			3.23%			2.46%
Net interest income (FTE)*		$117,136	2.56%		$132,952	3.31%
Net interest margin (FTE)*			3.29%			3.75%
______________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and six months ended June 30, 2024 and 2023:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	June 30, 2024	% of Total	June 30, 2023	% of Total
Non-interest income:
Service charges on deposit accounts	$3,334	25.0%	$3,425	27.6%
Mortgage fee income	972	7.3%	773	6.2%
Interchange fee income	4,893	36.8%	4,543	36.6%
Gain (loss) on securities, net	14	0.1%	(48)	(0.4)%
Gain on sale of premises and equipment	163	1.2%	—	—%
Other	3,943	29.6%	3,730	30.0%
Total non-interest income	$13,319	100.0%	$12,423	100.0%

Non-interest expense:
Salaries and employee benefits	$25,045	56.8%	$23,315	49.7%
Occupancy expense	5,490	12.5%	5,041	10.7%
FDIC/OCC premiums	1,020	2.3%	758	1.6%
Marketing	59	0.1%	45	0.1%
Amortization of core deposit intangibles	2,385	5.4%	2,391	5.1%
Other professional services	2,028	4.6%	1,570	3.3%
Other non-interest expense	7,710	17.5%	9,678	20.6%
Acquisition and charter conversion charges	352	0.8%	4,101	8.7%
Total non-interest expense	$44,089	100.0%	$46,899	100.0%

($ in thousands)	Six Months Ended
EARNINGS STATEMENT	June 30, 2024	% of Total	June 30, 2023	% of Total
Non-interest income:
Service charges on deposit accounts	$6,701	25.8%	$7,082	28.4%
Mortgage fee income	1,676	6.4%	1,406	5.6%
Interchange fee income	9,088	35.0%	9,041	36.1%
(Loss) gain on securities, net	(34)	(0.1)%	(48)	(0.2)%
Gain (loss) on sale of premises and equipment	163	0.6%	663	2.6%
Other	8,404	32.3%	6,891	27.5%
Total non-interest income	$25,998	100.0%	$25,035	100.0%

Non-interest expense:
Salaries and employee benefits	$49,553	56.6%	$46,888	50.7%
Occupancy expense	11,204	12.8%	10,337	11.2%
FDIC/OCC premiums	2,028	2.3%	1,428	1.5%
Marketing	198	0.2%	203	0.2%
Amortization of core deposit intangibles	4,770	5.5%	4,793	5.2%
Other professional services	3,861	4.4%	2,638	2.8%
Other non-interest expense	15,540	17.8%	18,388	19.9%
Acquisition and charter conversion charges	360	0.4%	7,894	8.5%
Total non-interest expense	$87,514	100.0%	$92,569	100.0%

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
The Company’s provision for income taxes was $5.7 million or 22.4% of earnings before income taxes for the second quarter 2024, compared to $6.5 million or 21.5% of earnings before income taxes for the same period in 2023. The provision for the six months ended June 30, 2024 was $11.6 million or 22.4% of earnings before income taxes compared to $11.1 million or 21.7% for the same period in 2023.
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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.732 billion, or 21.7% of total assets at June 30, 2024 compared to $1.697 billion, or 21.2% of total assets at December 31, 2023.
There were no federal funds sold at June 30, 2024 and December 31, 2023; and interest-bearing balances at other banks decreased to $90.9 million at June 30, 2024 from $130.9 million at December 31, 2023. The Company’s investment portfolio increased $36.6 million, or 2.1%, to $1.771 billion at June 30, 2024 compared to December 31, 2023. The increase is attributed to $200.8 million in securities purchased offset by $157.6 million in securities that matured, prepaid, sold or were called offset by a $7.1 million change in the net unrealized loss of the security portfolio. The investment portfolio had a net unrealized loss of $129.0 million at June 30, 2024 as compared to a net unrealized loss of $121.9 million at December 31, 2023. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.124 billion at June 30, 2024 compared to $1.042 billion at December 31, 2023. The fair value of held-to-maturity investments totaled $560.7 million and $615.9 million at June 30, 2024 and December 31, 2023, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – "Securities" to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At June 30, 2024, LHFS totaled $5.9 million, compared to $2.9 million at December 31, 2023.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $5.196 billion at June 30, 2024, an increase of $79.8 million, or 1.6%, from $5.116 billion at December 31, 2023. PPP loans were $256 thousand at June 30, 2024, a decrease of $130 thousand, or 33.7%, from $386 thousand at December 31, 2023.
The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans.

($ in thousands)	June 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$744,026	14.2%	$800,324	15.5%
Commercial real estate	3,179,597	60.5%	3,059,155	59.2%
Consumer real estate	1,277,196	24.3%	1,252,795	24.2%
Consumer installment	50,074	1.0%	57,768	1.1%
Total loans	5,250,893	100.0%	5,170,042	100.0%
Allowance for credit losses	(55,133)		(54,032)
Net loans	$5,195,760		$5,116,010
_______________________________________
(1)Loan amount includes $256 thousand and $386 thousand in PPP loans at June 30, 2024 and December 31, 2023, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of June 30, 2024, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
The following table presents the concentration by borrower type of the Company's commercial real estate ("CRE") loan balances as of June 30, 2024.

($ in thousands)	June 30, 2024
	Balance	Percentage of Total
Owner occupied CRE by property type:
Convenience stores	$99,389	3.1%
Medical facilities	124,968	3.9%
Office space	279,926	8.7%
Residential	60	—%
Retail	260,022	8.2%
Special purpose facility	246,572	7.8%
Warehouse/industrial	161,163	5.1%
Other	174,106	5.5%
Total owner occupied CRE	1,346,206	42.3%

Non-owner occupied by property type:
Convenience stores	$22,196	0.7%
Medical facilities	68,029	2.1%
Motel/hotel	298,988	9.4%
Multifamily	284,404	8.9%
Office space	244,009	7.7%
Residential	1,744	0.1%
Retail	403,579	12.7%
Special purpose facility	59,675	1.9%
Warehouse/industrial	84,763	2.7%
Other	366,004	11.5%
Total non-owner occupied CRE	1,833,391	57.7%

Total CRE	$3,179,597	100.0%

The following table presents the geographic concentrations of the Company's CRE loan balances by property type as of June 30, 2024.

($ in thousands)	June 30, 2024
	Alabama	Florida	Georgia	Louisiana	Mississippi	Total
Owner occupied CRE by property type:
Convenience stores	$10,763	$26,570	$31,247	$10,866	$19,943	$99,389
Medical facilities	7,081	29,360	51,293	31,829	5,405	124,968
Office space	34,751	41,821	120,442	30,931	51,981	279,926
Residential	—	—	60	—	—	60
Retail	26,789	55,885	115,207	33,853	28,288	260,022
Special purpose facility	33,628	31,781	59,003	36,021	86,139	246,572
Warehouse/industrial	12,507	40,388	37,271	26,586	44,411	161,163
Other	23,826	37,853	55,191	21,127	36,109	174,106
Total owner occupied CRE	149,345	263,658	469,714	191,213	272,276	1,346,206

Non-owner occupied by property type:
Convenience stores	$5,043	$1,110	$1,541	$8,753	$5,749	$22,196
Medical facilities	4,488	16,770	16,854	3,225	26,692	68,029
Motel/hotel	45,868	59,014	92,951	32,768	68,387	298,988
Multifamily	84,039	48,847	55,795	40,187	55,536	284,404
Office space	28,566	30,252	97,518	28,954	58,719	244,009
Residential	—	497	463	232	552	1,744
Retail	48,479	77,635	121,122	43,743	112,600	403,579
Special purpose facility	4,544	6,621	17,090	5,509	25,911	59,675
Warehouse/industrial	4,059	9,273	35,339	12,884	23,208	84,763
Other	34,138	46,939	135,393	44,826	104,708	366,004
Total non-owner occupied CRE	259,224	296,958	574,066	221,081	482,062	1,833,391

Total CRE	$408,569	$560,616	$1,043,780	$412,294	$754,338	$3,179,597
Percentage of total CRE	12.9%	17.6%	32.8%	13.0%	23.7%	100.0%
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest) unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $13.6 million at June 30, 2024, an increase of $2.9 million from December 31, 2023.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $6.4 million at June 30, 2024, a decrease of $2.0 million as compared to $8.3 million at December 31, 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	June 30, 2024	December 31, 2023
Nonaccrual Loans
Commercial, financial and agriculture	$1,244	$1,318
Commercial real estate	6,268	4,437
Consumer real estate	5,911	4,904
Consumer installment	130	31
Total Nonaccrual Loans	13,553	10,690

Other real-estate owned	6,356	8,320

Total NPAs	$19,909	$19,010
Past due 90 days or more and still accruing	$1,174	$1,163
Total NPAs as a % of total loans & leases net of unearned income	0.4%	0.4%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.3%	0.2%
NPAs totaled $19.9 million at June 30, 2024, compared to $19.0 million at December 31, 2023, an increase of $899 thousand. The ACL/total loans ratio was 1.05% at June 30, 2024, and 1.05% at December 31, 2023. Total valuation accounting adjustments were $21.7 million on acquired loans at June 30, 2024. The Company recorded a $33.2 million credit loss and yield mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.036% for the quarter ended June 30, 2024 compared to 0.061% for the quarter ended December 31, 2023.
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
At June 30, 2024, the ACL was $55.1 million, or 1.05% of LHFI, an increase of $1.1 million, or 2.0% when compared to December 31, 2023. The increase in the 2024 provision is related to loan growth. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2023, the allowance for credit losses was $54.0 million, which was 1.05% of LHFI.
At June 30, 2024, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

$ in thousands
Balances:	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Average LHFI outstanding during period:	$5,206,756	$4,982,368	$5,184,855	$4,979,034
LHFI outstanding at end of period:	$5,250,893	$5,010,925	$5,250,893	$5,010,925
Allowance for Credit Losses:
Balance at beginning of period	$53,959	$52,450	$54,032	$38,917
Initial allowance on PCD loans	—	—	—	3,176
Provision:
Initial provision for acquired non-PCD loans	—	—	—	10,219
Provision for credit losses charged to expense	1,650	1,000	1,650	1,281
Charge-offs:
Commercial, financial and agriculture	33	421	428	424
Commercial real estate	91	—	91	—
Consumer real estate	294	24	294	24
Consumer installment	378	681	723	1,018
Total Charge-offs	796	1,126	1,536	1,466
Recoveries:
Commercial, financial and agriculture	6	14	12	57
Commercial real estate	107	71	539	86
Consumer real estate	14	64	34	82
Consumer installment	193	141	402	262
Total Recoveries	320	290	987	487
Net loan Charge-offs (recoveries)	476	836	549	979
Balance at end of period	$55,133	$52,614	$55,133	$52,614
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.04%	0.07%	0.02%	0.04%
ACL to LHFI at end of period	1.05%	1.05%	1.05%	1.05%
Net loan Charge-offs (recoveries) to PCL	28.85%	83.60%	33.27%	76.42%
The Company recorded $1.7 million provision for credit losses for the three months ended June 30, 2024 compared to $1.0 million for the three months ended June 30, 2023. The Company recorded a $1.7 million provision for credit losses for the six months ended June 30, 2024 compared to $11.5 million for the same period in 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.

The following table summarizes the ACL at June 30, 2024 and at December 31, 2023.

($ in thousands)	June 30, 2024	December 31, 2023
Commercial, financial and agriculture	$8,731	$8,844
Commercial real estate	30,101	29,125
Consumer real estate	15,560	15,260
Consumer installment	741	803
Total	$55,133	$54,032
ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded no provision for credit losses on OBSC exposures for the three and six month periods ended June 30, 2024, compared to $250 thousand and $750 thousand for the three and six month periods ended June 30, 2023, respectively. The ACL on OBSC exposures for the three months ended March 31, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $116.7 million at June 30, 2024 and $224.2 million at December 31, 2023. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $1.5 million to $39.3 million at June 30, 2024 compared to $37.8 million at December 31, 2023. The Company’s net premises and equipment at June 30, 2024 was $171.8 million and $174.3 million at December 31, 2023; a decrease of $2.5 million, or 1.5% for the first six months of 2024. Operating right-of-use assets at June 30, 2024 totaled $6.3 million compared to $6.4 million at December 31, 2023, a decrease of $100 thousand. Financing right-of-use assets at June 30, 2024 totaled $1.2 million compared to $1.5 million at December 31, 2023, a decrease of $232 thousand. Bank-owned life insurance at June 30, 2024 totaled $135.7 million compared to $134.2 million at December 31, 2023, an increase of $1.4 million. Goodwill at June 30, 2024 and December 31, 2023 remained unchanged at $272.5 million. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $4.8 million to $64.0 million as of June 30, 2024, compared to $68.8 million at December 31, 2023.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At June 30, 2024, management has determined that no impairment exists.
Other real estate owned decreased by $2.0 million, or 23.6%, to $6.4 million at June 30, 2024 compared to $8.3 million at December 31, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $1.764 billion at June 30, 2024 and $921.6 million at December 31, 2023, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 33.6% of gross loans at

June 30, 2024 and 17.8% at December 31, 2023. The Company also had undrawn similar standby letters of credit to customers totaling $29.0 million at June 30, 2024 and $28.7 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Sheet Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $355.0 million letter of credit issued by the FHLB on the Company’s behalf as of June 30, 2024. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, utilize the bank term funding program, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $2.035 billion at June 30, 2024. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreements to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2024, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $678.9 million of the Company’s investment balances, compared to $661.8 million at December 31, 2023. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of June 30, 2024 was 13.7%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	June 30, 2024	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	78.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	5.5%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.9%	20.0%	In Policy
Bank Term Funding Program / Total Assets	1.4%	10.0%	In Policy
Pledged Securities / Total Securities	65.3%	90.0%	In Policy
Relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of June 30, 2024, cash and cash equivalents were $207.6 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.656 billion at June 30, 2024. Approximately $1.764 billion in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $29.0 million in similar letters of credit, at June 30, 2024.

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
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the six-month periods ended June 30, 2024 and 2023 are included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	June 30, 2024		December 31, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$1,813,133	—	$2,012,935	—
Interest bearing deposits:
NOW accounts and other	2,084,882	2.10%	2,017,154	1.41%
Money market accounts	1,105,130	2.91%	1,013,701	1.79%
Savings accounts	524,522	0.22%	606,421	0.18%
Time deposits	1,084,665	3.75%	904,629	2.61%
Total interest-bearing deposits	4,799,199	2.45%	4,541,905	1.57%
Total deposits	$6,612,332	1.78%	$6,554,840	1.09%
As of June 30, 2024, average deposits increased by $57.5 million, or 0.9% to $6.612 billion from $6.555 billion at December 31, 2023. The average cost of interest-bearing deposits and total deposits was 2.45% and 1.78% at June 30, 2024 compared to 1.57% and 1.09% at December 31, 2023. The increase in the average cost of interest-bearing deposits during the first six months of 2024 compared to December 31, 2023 is attributed to the increase in volume coupled with an increase in rates attributable to the higher rate environment.
The Company's estimated uninsured deposits totaled $2.378 billion at June 30, 2024, compared to $2.145 billion at December 31, 2023, representing 35.9% and 33.2% of total deposits at June 30, 2024, and December 31, 2023, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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
Total noninterest-bearing deposit liabilities increased by $21.3 million, or 1.2%, in the first six months of 2024. As of June 30, 2024, junior subordinated debentures increased $172 thousand, net of issuance costs, to $123.6 million. Subordinated debt is discussed more fully in the below Capital section of this report.

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
The Bank had outstanding BTFP debt of $110.0 million and pledged securities with a fair value of $308.7 million at June 30, 2024. The securities pledged have a par value of $347.8 million. The Bank's BTFP borrowings, which were drawn on December 28, 2023, bear an interest rate of 4.83% and is set to mature one year from its issuance date.
LEASE LIABILITIES
As of June 30, 2024, operating lease liabilities decreased $98 thousand, or 1.5% to $6.5 million from $6.6 million at December 31, 2023. Finance lease liabilities decreased $91 thousand, or 5.2% to $1.648 million from $1.739 million at December 31, 2023.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $12.0 million, or 18.3%, during the first six months of 2024. As of June 30, 2024, accrued interest payable decreased $7.3 million, or 32.2% to $15.4 million from $22.7 million at December 31, 2023, largely due to the repayment of $280 million in BTFP borrowings from the FRB. The ACL on OBSC exposures remained unchanged at $2.1 million at June 30, 2024 and December 31, 2023.
CAPITAL
At June 30, 2024, the Company had total shareholders’ equity of $971.9 million, comprised of $32.5 million in common stock, $41.1 million in treasury stock, $776.1 million in surplus, $324.9 million in undivided profits, and $120.5 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2023 was $949.0 million. The increase of $22.9 million, or 2.4%, in shareholders’ equity during the first six months of 2024 is primarily attributable to capital added through net earnings of $40.3 million offset by $2.9 million increase in accumulated comprehensive loss related to the effect of rising interest rates on the market value of our available-for-sale securities and $15.6 million in cash dividends paid.
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

Regulatory Capital Ratios The First Bank	June 30, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	14.2%	13.8%	6.5%	7.0%
Tier 1 Capital Ratio	14.2%	13.8%	8.0%	8.5%
Total Capital Ratio	15.1%	14.8%	10.0%	10.5%
Tier 1 Leverage Ratio	11.2%	10.7%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	June 30, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.4%	12.1%	N/A	N/A
Tier 1 Capital Ratio**	12.8%	12.5%	N/A	N/A
Total Capital Ratio	15.3%	15.0%	N/A	N/A
Tier 1 Leverage Ratio	10.0%	9.7%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2024 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of June 30, 2024, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at June 30, 2024 was $971.9 million, or approximately 12.2% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Company had $123.6 million of subordinated debt, net of $1.5 million deferred issuance costs and $1.7 million unamortized fair value mark, at June 30, 2024, compared to $123.4 million, net of $1.6 million deferred issuance costs and $2.1 million unamortized fair value mark, at December 31, 2023.
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
Operating Net Earnings

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net income available to common shareholders	$19,697	$23,779	$40,325	$40,050
Acquisition and charter conversion charges	352	4,101	360	7,894
Tax on acquisition and charter conversion charges	(89)	(1,037)	(91)	(1,997)
Initial provision for acquired loans	—	—	—	10,727
Tax on initial provision for acquired loans	—	—	—	(2,714)
Net earnings available to common shareholders, operating	$19,960	$26,843	$40,594	$53,960

Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net interest income	$57,794	$66,030	$115,135	$130,956
Tax-exempt investment income	(2,965)	(2,948)	(5,911)	(5,896)
Taxable investment income	3,968	3,946	7,912	7,892
Net interest income, FTE	$58,797	$67,028	$117,136	$132,952

Average earning assets	$7,088,828	$7,019,740	$7,123,880	$7,084,842

Annualized net interest margin	3.26%	3.76%	3.23%	3.70%
Annualized net interest margin, FTE	3.32%	3.82%	3.29%	3.75%
Core Net Interest Margin

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net interest income (FTE)	$58,797	$67,028	$117,136	$132,952
Less purchase accounting adjustments	2,067	6,533	4,694	10,002
Net interest income, net of purchase accounting adj	$56,730	$60,495	$112,442	$122,950

Total average earning assets	$7,088,828	$7,019,740	$7,123,880	$7,084,842
Add average balance of loan valuation discount	22,341	38,306	23,508	24,838
Avg earning assets, excluding loan valuation discount	$7,111,169	$7,058,046	$7,147,388	$7,109,680

Core net interest margin	3.19%	3.43%	3.15%	3.46%
Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Interest income investment securities	$11,833	$10,815	$23,081	$22,522
Tax-exempt investment income	(2,965)	(2,948)	(5,911)	(5,896)
Taxable investment income	3,968	3,946	7,912	7,892
Interest income investment securities, FTE	$12,836	$11,813	$25,082	$24,518

Average investment securities	$1,787,532	$1,943,908	$1,799,304	$1,985,892

Yield on investment securities	2.65%	2.23%	2.57%	2.27%
Yield on investment securities, FTE	2.87%	2.43%	2.79%	2.47%
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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

June 30, 2024	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(15.6)%	(20.0)%	(7.1)%	(40.0)%
Up 300 bps	(6.8)%	(15.0)%	(2.3)%	(30.0)%
Up 200 bps	(1.0)%	(10.0)%	1.2%	(20.0)%
Up 100 bps	1.4%	(5.0)%	2.3%	(10.0)%
Down 100 bps	(1.4)%	(5.0)%	(4.3)%	(10.0)%
Down 200 bps	0.1%	(10.0)%	(8.3)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2024, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

June 30, 2024	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	252,545	248,786	252,236	255,703	249,636	235,038	212,997
Dollar Change	309	(3,450)		3,467	(2,600)	(17,198)	(39,239)
NII @ Risk - Sensitivity Y1	0.1%	(1.4)%		1.4%	(1.0)%	(6.8)%	(15.6)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $309 thousand higher than in a stable interest rate scenario, for a positive variance of 0.1%.
Net interest income would likely decline by $2.6 million, or 1.0%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the unfavorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 147.0%, which means that there are more assets repricing than liabilities within the first year. The Company is asset sensitive. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.

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
In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits and uninsured depositors, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat. Recently, the Company underwent a study of its deposit base and loan prepayment speeds to provide more clarity on the specific movement of its balance sheet during a flat and rising rate environment. The study is updated periodically. The results of the study have been incorporated into the 2024 modeling. In the event the Company exceeds the tolerance for any particular shock, management reviews strategies as to the cause of the breach and institutes actions accordingly. Board level data is provided on a regular basis for all of the modeling results as well as any breach of tolerance levels.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2024, under different interest rate scenarios relative to a base case of current interest rates:

June 30, 2024	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,353,929	1,412,269	1,476,363	1,509,589	1,493,438	1,441,809	1,372,005
Change in EVE from base	(122,434)	(64,094)		33,226	17,075	(34,554)	(104,358)
% Change	(8.3)%	(4.3)%		2.3%	1.2%	(2.3)%	(7.1)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2024, the Company filed its Answer and Affirmative Defenses. On March 5, 2024, the Company filed a Motion to Stay Proceedings and Compel Arbitration. The court has entered an order staying the case. The Company accrued $500 thousand for this litigation during the six months ended June 30, 2024.
On July 3, 2024, the Plaintiff notified the court that the parties had reached an agreement in principle to settle the case. The Company and the Plaintiff have signed a term sheet to settle the case on a class-wide basis for $995 thousand, subject to court approval. The parties are currently negotiating the terms of the settlement agreement which will be presented to the court for approval.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors described in the Company's 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Current Programs
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
April 1 - April 30	—		$—	—	$50,000
May 1 - May 31	595		25.37	—	50,000
June 1 - June 30	—		—	—	50,000
Total	595	(b)	$25.37	—
______________________________________
(a)On February 28, 2024, the Company announced that its Board of Directors authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2024 Repurchase Program expires on December 31, 2024.
(b)The 595 shares purchased in the second quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

2.3
Agreement and Plan of Merger, dated as of July 29, 2024, by and between Renasant Corporation and The First Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 29, 2024).

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

10.1
Form of Seller Voting Agreement, dated as of July 29, 2024, by and among Renasant Corporation, The First Bancshares, Inc., and each director and executive officer of The First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 29, 2024).

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

THE FIRST BANCSHARES, INC.
(Registrant)

August 9, 2024	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

August 9, 2024	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)