Form 10-Q
period 2024-09-30
FIRST BANCSHARES INC /MS/
filed 2024-11-08
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Common stock, $1.00 par value, 32,448,706 shares issued and 31,199,099 outstanding as of November 1, 2024.

Auditor Firm PCAOB ID: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jackson, MS

The First Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$127,515	$224,199
Interest-bearing deposits with banks	86,620	130,948
Total cash and cash equivalents	214,135	355,147
Securities available-for-sale, at fair value (amortized cost: $1,151,663 - 2024; $1,161,172 - 2023; allowance for credit losses: $0)	1,060,014	1,039,322
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $574,750 - 2024; $615,944 - 2023)	602,328	654,539
Other securities	52,386	40,797
Total securities	1,714,728	1,734,658
Loans held for sale	2,987	2,914
Loans held for investment	5,318,590	5,170,042
Allowance for credit losses	(55,700)	(54,032)
Net loans held for investment	5,262,890	5,116,010
Interest receivable	33,384	33,300
Premises and equipment	170,570	174,309
Operating lease right-of-use assets	5,964	6,387
Finance lease right-of-use assets	1,118	1,466
Cash surrender value of bank-owned life insurance	136,579	134,249
Goodwill	272,520	272,520
Other real estate owned	7,314	8,320
Other assets	144,266	160,065
Total assets	$7,966,455	$7,999,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,796,746	$1,849,013
Interest-bearing	4,763,966	4,613,859
Total deposits	6,560,712	6,462,872
Interest payable	13,720	22,702
Borrowed funds	207,500	390,000
Subordinated debentures	123,645	123,386
Operating lease liabilities	6,131	6,550
Finance lease liabilities	1,602	1,739
Allowance for credit losses on off-balance sheet credit exposures	2,075	2,075
Other liabilities	39,387	40,987
Total liabilities	6,954,772	7,050,311
Shareholders’ equity:
Common stock, par value $1 per share, 80,000,000 shares authorized; 32,450,440 shares issued at September 30, 2024, and par value $1 per share, 80,000,000 shares authorized; 32,338,983 shares issued at December 31, 2023	32,450	32,339
Additional paid-in capital	776,731	775,232
Retained earnings	335,689	300,150
Accumulated other comprehensive (loss)	(92,076)	(117,576)
Treasury stock, at cost, 1,249,607 shares at September 30, 2024 and at December 31, 2023	(41,111)	(41,111)
Total shareholders’ equity	1,011,683	949,034
Total liabilities and shareholders’ equity	$7,966,455	$7,999,345
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except earnings and dividends per share)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$82,131	$74,626	$239,266	$216,949
Interest and dividends on securities:
Taxable interest and dividends	8,064	7,685	25,234	24,311
Tax exempt interest	2,925	2,929	8,836	8,825
Interest on federal funds sold and interest-bearing deposits in other banks	441	441	2,915	2,128
Total interest income	93,561	85,681	276,251	252,213
Interest expense:
Interest on deposits	29,979	19,572	88,855	46,611
Interest on borrowed funds	4,568	5,405	13,247	13,942
Total interest expense	34,547	24,977	102,102	60,553
Net interest income	59,014	60,704	174,149	191,660
Provision for credit losses, LHFI	1,000	1,000	2,650	12,500
Provision for credit losses, OBSC exposures	—	—	—	750
Net interest income after provision for credit losses	58,014	59,704	171,499	178,410
Non-interest income:
Service charges on deposit accounts	3,709	3,646	10,410	10,728
Gain (loss) on securities	225	2	191	(46)
(Loss) gain on sale of premises and equipment	(344)	(104)	(181)	559
Government awards/grants	—	6,197	—	6,197
Other	8,652	9,583	27,820	26,921
Total non-interest income	12,242	19,324	38,240	44,359
Non-interest expense:
Salaries and employee benefits	25,131	22,807	74,684	69,695
Occupancy and equipment	5,659	5,343	16,863	15,680
Acquisition expense	2,592	588	2,952	8,482
Other	13,012	18,986	39,409	46,436
Total non-interest expense	46,394	47,724	133,908	140,293
Income before income taxes	23,862	31,304	75,831	82,476
Income tax expense	5,291	6,944	16,935	18,066
Net income	$18,571	$24,360	$58,896	$64,410

Basic earnings per share	$0.59	$0.78	$1.87	$2.05
Diluted earnings per share	0.59	0.77	1.86	$2.04
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,571	$24,360	$58,896	$64,410
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	38,134	(26,770)	34,045	(22,025)
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	95	93	283	277
Reclassification adjustment for (gains) losses included in net income	(225)	(2)	(191)	46
Unrealized holding gains (losses) arising during the period on available-for-sale securities	38,004	(26,679)	34,137	(21,702)
Income tax (expense) benefit	(9,615)	6,750	(8,637)	5,491
Other comprehensive income (loss)	28,389	(19,929)	25,500	(16,211)
Comprehensive income	$46,960	$4,431	$84,396	$48,199
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663
Net income	—	—	—	16,271	—	—	—	16,271
Other comprehensive income	—	—	—	—	18,183	—	—	18,183
Dividends on common stock, $0.21 per share	—	—	—	(6,498)	—	—	—	(6,498)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance of restricted stock grants	118,689	119	(119)	—	—	—	—	—
Restricted stock grants forfeited	(500)	(1)	1	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(9,827)	(9)	(298)	—	—	—	—	(307)
Compensation expense	—	—	593	—	—	—	—	593
Balance, March 31, 2023	32,304,153	32,304	773,612	262,396	(130,774)	(1,249,607)	(41,111)	896,427
Net income	—	—	—	23,779	—	—	—	23,779
Other comprehensive loss	—	—	—	—	(14,465)	—	—	(14,465)
Dividends on common stock, $0.22 per share	—	—	—	(6,825)	—	—	—	(6,825)
Issuance of restricted stock grants	45,773	46	(46)	—	—	—	—	—
Restricted stock grants forfeited	(4,526)	(5)	5	—	—	—	—	—
Compensation expense	—	—	530	—	—	—	—	530
Balance, June 30, 2023	32,345,400	32,345	774,101	279,350	(145,239)	(1,249,607)	(41,111)	899,446
Net income	—	—	—	24,360	—	—	—	24,360
Other comprehensive loss	—	—	—	—	(19,929)	—	—	(19,929)
Dividends on common stock, $0.23 per share	—	—	—	(7,151)	—	—	—	(7,151)
Issuance of restricted stock grants	2,711	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(3,596)	(4)	4	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(1,104)	(1)	(31)	—	—	—	—	(32)
Compensation expense	—	—	527	—	—	—	—	527
Balance, September 30, 2023	32,343,411	$32,343	$774,598	$296,559	$(165,168)	(1,249,607)	$(41,111)	$897,221

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY CONTINUED
($ in thousands except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2024	32,338,983	$32,339	$775,232	$300,150	$(117,576)	(1,249,607)	$(41,111)	$949,034
Net income	—	—	—	20,628	—	—	—	20,628
Other comprehensive loss	—	—	—	—	(2,312)	—	—	(2,312)
Dividends on common stock, $0.25 per share	—	—	—	(7,777)	—	—	—	(7,777)
Issuance of restricted stock grants	141,457	141	(141)	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(12,512)	(12)	(302)	—	—	—	—	(314)
Compensation expense	—	—	653	—	—	—	—	653
Balance, March 31, 2024	32,467,928	32,468	775,442	313,001	(119,888)	(1,249,607)	(41,111)	959,912
Net income	—	—	—	19,697	—	—	—	19,697
Other comprehensive loss	—	—	—	—	(577)	—	—	(577)
Dividends on common stock, $0.25 per share	—	—	—	(7,799)	—	—	—	(7,799)
Issuance of restricted stock grants	2,847	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(5,768)	(6)	6	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(595)	(1)	(14)	—	—	—	—	(15)
Compensation expense	—	—	667	—	—	—	—	667
Balance, June 30, 2024	32,464,412	32,464	776,098	324,899	(120,465)	(1,249,607)	(41,111)	971,885
Net income	—	—	—	18,571	—	—	—	18,571
Other comprehensive income	—	—	—	—	28,389	—	—	28,389
Dividends on common stock, $0.25 per share	—	—	—	(7,781)	—	—	—	(7,781)
Issuance of restricted stock grants	2,800	3	(3)	—	—	—	—	—
Restricted stock grants forfeited	(14,903)	(15)	15	—	—	—	—	—
Repurchase of restricted stock for payment of taxes	(1,869)	(2)	(53)	—	—	—	—	(55)
Compensation expense	—	—	674	—	—	—	—	674
Balance, September 30, 2024	32,450,440	$32,450	$776,731	$335,689	$(92,076)	(1,249,607)	$(41,111)	$1,011,683
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$58,896	$64,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	14,188	3,969
Provision for credit loss	2,650	13,250
Loss on sale or write-down of ORE	199	753
Securities (gain) loss	(191)	46
Loss (gain) on disposal of premises and equipment	181	(559)
Restricted stock expense	1,994	1,650
Increase in cash value of life insurance	(2,852)	(2,390)
Federal Home Loan Bank stock dividends	(301)	(279)
Residential loans originated and held for sale	(65,936)	(76,169)
Proceeds from sale of residential loans held for sale	65,863	74,652
Changes in:
Interest receivable	(84)	1,530
Interest payable	(8,982)	10,476
Operating lease liability	(419)	(1,208)
Other, net	2,602	(9,774)
Net cash provided by operating activities	67,808	80,357
Cash flows from investing activities:
Available-for-sale securities:
Sales	—	171,150
Maturities, prepayments, and calls	206,577	88,490
Purchases	(198,269)	—
Held-to-maturity securities:
Maturities, prepayments, and calls	51,961	35,827
Purchases of other securities	(14,835)	(10,563)
Proceeds from other securities	3,991	8,741
Net increase in loans	(143,941)	(145,047)
Net changes in premises and equipment	(2,293)	(2,749)
Proceeds from sale of other real estate owned	1,077	1,098
Proceeds from the sale of premises and equipment	424	1,416
Benefits received on bank owned life insurance policies	522	—
Cash received in excess of cash paid for acquisitions	—	106,973
Net cash (used in) provided by investing activities	(94,786)	255,336
Cash flows from financing activities:
Increase (decrease) in deposits	91,982	(408,603)
Proceeds from borrowed funds	2,615,700	3,346,693
Repayments of borrowed funds	(2,798,200)	(3,174,793)
Principal payments on finance lease liabilities	(137)	(134)
Dividends paid on common stock	(22,995)	(20,200)
Called/repayment of subordinated debt	—	(26,000)
Repurchase of restricted stock for payment of taxes	(384)	(339)
Net cash used in financing activities	(114,034)	(283,376)
Net change in cash and cash equivalents	(141,012)	52,317
Beginning cash and cash equivalents	355,147	145,315
Ending cash and cash equivalents	$214,135	$197,632

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
($ in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures:

Cash paid during the year for:
Interest	$98,453	$33,966
Income taxes, (net of refunds)	14,798	9,284

Non-cash activities:
Loans transferred to other real estate	1,112	1,543
Issuance of restricted stock grants	147	168
Dividends on restricted stock grants	362	273
Stock issued in connection with HSBI acquisition	—	221,522
Lease liabilities arising from obtaining right-of-use assets	482	560
Lease liabilities arising from HSBI acquisition	—	184
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2024
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
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
On July 29, 2024, the Company entered into a definitive merger agreement (the "Merger Agreement") with Renasant Corporation ("Renasant"), the holding company for Renasant Bank, whereby the Company will merge with and into Renasant, with Renasant continuing as the surviving corporation, and immediately thereafter, the Bank will merge with and into Renasant Bank (collectively, the " Renasant Merger"). Subject to the terms and conditions of the Merger Agreement, the companies will combine in an all-stock transaction in which all shareholders of the Company will receive 1.00 share of Renasant common stock for each share of Company common stock. The Renasant Merger has been approved by each company's board of directors and shareholders and is expected to close in the first half of 2025. Completion of the Renasant Merger remains subject to customary closing conditions, including the receipt of required regulatory approvals.
At September 30, 2024, the Company had approximately $7.966 billion in assets, $5.263 billion in net loans held for investment (“LHFI”), $6.561 billion in deposits, and $1.012 billion in shareholders' equity. For the nine months ended September 30, 2024, the Company reported net income of $58.9 million.
On February 23, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on February 7, 2024. On May 23, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on May 7, 2024. On August 23, 2024, the Company paid a cash dividend in the amount of $0.25 per share to shareholders of record as of the close of business on August 8, 2024. On October 23, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share to be paid on its common stock on November 22, 2024 to shareholders of record as of the close of business on November 8, 2024.
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
In December 2023, FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU requires that a public business entity on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign. 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

($ in thousands, except per share amount)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$18,571	31,516,823	$0.59	$24,360	31,405,439	$0.78
Effect of dilutive shares:
Restricted stock grants		196,562			204,125
Diluted earnings per share	$18,571	31,713,385	$0.59	$24,360	31,609,564	$0.77

($ in thousands, except per share amount)	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Net Income (Numerator)	Shares (Denominator)	Per Share Data	Net Income (Numerator)	Shares (Denominator)	Per Share Data
Basic earnings per share	$58,896	31,506,556	$1.87	$64,410	31,364,420	$2.05
Effect of dilutive shares:
Restricted stock grants		169,311			199,862
Diluted earnings per share	$58,896	31,675,867	$1.86	$64,410	31,564,282	$2.04
The Company granted 141,457 shares and 118,689 shares of restricted stock in the first quarter of 2024 and 2023, respectively. The Company granted 2,847 shares and 45,773 shares of restricted stock in the second quarter of 2024 and 2023, respectively. The Company granted 2,800 shares and 2,711 shares of restricted stock in the third quarter of 2024 and 2023, respectively.
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
NOTE 7 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2024, and December 31, 2023, these financial instruments consisted of the following:

($ in thousands)	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$34,997	$50,348	$34,380	$50,226
Unused lines of credit	165,324	729,288	231,335	605,646
Standby letters of credit	13,346	15,514	15,573	13,114
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.0% to 18.0% and maturities ranging from approximately 1 year to 30 years.

ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) EXPOSURES
The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2024 and December 31, 2023. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$2,075	$2,075	$2,075	$1,325
Credit loss expense related to OBSC exposures	—	—	—	750
Balance at end of period	$2,075	$2,075	$2,075	$2,075
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses related to OBSC exposures. The Company recorded no ACL provision for the three months period ended September 30, 2024 and September 30, 2023. For the nine months period ended September 30, 2024, the Company recorded no provision to the ACL on OBSC exposures compared to $750 thousand for the same period in 2023. The ACL on OBSC exposures for the nine months ended September 30, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2024 and December 31, 2023:
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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

September 30, 2024	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$214,135	$214,135	$214,135	$—	$—
Securities available-for-sale	1,060,014	1,060,014	5,181	1,028,714	26,119
Securities held-to-maturity	602,328	574,750	—	574,750	—
Loans held for sale	2,987	2,987	—	2,987	—
Loans, net	5,262,890	5,023,940	—	—	5,023,940
Accrued interest receivable	33,384	33,384	—	7,342	26,042
Interest rate swaps	11,389	11,389	—	11,352	37
Liabilities:
Noninterest-bearing deposits	$1,796,746	$1,796,746	$—	$1,796,746	$—
Interest-bearing deposits	4,763,966	4,702,034	—	4,702,034	—
Subordinated debentures	123,645	112,327	—	—	112,327
FHLB and other borrowings	207,500	207,500	—	207,500	—
Accrued interest payable	13,720	13,720	—	13,720	—
Interest rate swaps	11,388	11,388	—	11,352	36

December 31, 2023	Carrying Amount	Estimated Fair Value	Fair Value Measurements
($ in thousands)
			Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments:
Assets:
Cash and cash equivalents	$355,147	$355,147	$355,147	$—	$—
Securities available-for-sale	1,039,322	1,039,322	16,675	1,004,434	18,213
Securities held-to-maturity	654,539	615,944	—	615,944	—
Loans held for sale	2,914	2,914	—	2,914	—
Loans, net	5,116,010	4,877,935	—	—	4,877,935
Accrued interest receivable	33,300	33,300	—	8,632	24,668
Interest rate swaps	12,170	12,170	—	12,129	41
Liabilities:
Non-interest-bearing deposits	$1,849,013	$1,849,013	$—	$1,849,013	$—
Interest-bearing deposits	4,613,859	4,430,227	—	4,430,227	—
Subordinated debentures	123,386	109,426	—	—	109,426
FHLB and other borrowings	390,000	390,000	—	390,000	—
Accrued interest payable	22,702	22,702	—	22,702	—
Interest rate swaps	12,175	12,175	—	12,129	46
Assets measured at fair value on a recurring basis are summarized below:

September 30, 2024
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$5,181	$5,181	$—	$—
Obligations of U.S. Government agencies and sponsored entities	98,580	—	98,580	—
Municipal securities	420,701	—	394,611	26,090
Mortgage-backed securities	502,435	—	502,435	—
Corporate obligations	33,117	—	33,088	29
Total available-for-sale	$1,060,014	$5,181	$1,028,714	$26,119
Loans held for sale	$2,987	$—	$2,987	$—
Interest rate swaps	$11,389	$—	$11,352	$37
Liabilities:
Interest rate swaps	$11,388	$—	$11,352	$36

December 31, 2023
($ in thousands)	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
U.S. Treasury	$16,675	$16,675	$—	$—
Obligations of U.S. Government agencies and sponsored entities	104,923	—	104,923	—
Municipal securities	438,466	—	420,283	18,183
Mortgage-backed securities	441,661	—	441,661	—
Corporate obligations	37,597	—	37,567	30
Total available-for-sale	$1,039,322	$16,675	$1,004,434	$18,213
Loans held for sale	$2,914	$—	$2,914	$—
Interest rate swaps	$12,170	$—	$12,129	$41
Liabilities:
Interest rate swaps	$12,175	$—	$12,129	$46
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable inputs (Level 3) information.

	Bank-Issued Trust Preferred Securities
($ in thousands)	2024	2023
Balance, January 1	$30	$31
Paydowns	(1)	—
Balance at September 30	$29	$31

	Municipal Securities
($ in thousands)	2024	2023
Balance, January 1	$18,183	$15,117
Maturities, calls and paydowns	(580)	(532)
Transfer from level 2 to level 3	8,384	6,085
Transfer from level 3 to level 2	(270)	—
Unrealized gain (loss) included in comprehensive income	373	(1,177)
Balance at September 30	$26,090	$19,493

	Interest Rate Swaps - Risk Participations
($ in thousands)	2024	2023
Balance, January 1	$(5)	$—
RPA-in	10	11
RPA-out	(4)	—
Balance at September 30	$1	$11

The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. The following tables present quantitative information about recurring Level 3 fair value measurements.

($ in thousands)
Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2024	$29	Discounted cash flow	Probability of default	7.09% - 7.45%
December 31, 2023	$30	Discounted cash flow	Probability of default	7.81% - 7.89%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2024	$26,090	Discounted cash flow	Discount Rate	2.60% - 5.56%
December 31, 2023	$18,183	Discounted cash flow	Discount Rate	2.34% - 5.50%

Interest Rate Swaps - Risk Participations	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
September 30, 2024	$1	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%

December 31, 2023	$(5)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%
The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements were classified at September 30, 2024 and December 31, 2023.

September 30, 2024
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,894	$—	$—	$2,894
Other real estate owned	7,314	—	—	7,314

December 31, 2023
($ in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,494	$—	$—	$2,494
Other real estate owned	8,320	—	—	8,320

NOTE 9 - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale (“AFS”) and securities held-to-maturity at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$5,294	$—	$113	$5,181
Obligations of U.S. government agencies and sponsored entities	109,409	—	10,829	98,580
Tax-exempt and taxable obligations of states and municipal subdivisions	459,912	562	39,773	420,701
Mortgage-backed securities - residential	312,607	282	26,419	286,470
Mortgage-backed securities - commercial	228,888	2,454	15,377	215,965
Corporate obligations	35,553	—	2,436	33,117
Total available-for-sale	$1,151,663	$3,298	$94,947	$1,060,014
Held-to-maturity:
U.S. Treasury	$52,207	$—	$1,306	$50,901
Obligations of U.S. government agencies and sponsored entities	32,946	3	1,003	31,946
Tax-exempt and taxable obligations of states and municipal subdivisions	245,240	8,980	12,028	242,192
Mortgage-backed securities - residential	131,045	—	11,177	119,868
Mortgage-backed securities - commercial	130,890	11	9,408	121,493
Corporate obligations	10,000	—	1,650	8,350
Total held-to-maturity	$602,328	$8,994	$36,572	$574,750

($ in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury	$16,985	$—	$310	$16,675
Obligations of U.S. government agencies sponsored entities	119,868	1	14,946	104,923
Tax-exempt and taxable obligations of states and municipal subdivisions	486,293	449	48,276	438,466
Mortgage-backed securities - residential	297,735	11	34,430	263,316
Mortgage-backed securities - commercial	198,944	76	20,675	178,345
Corporate obligations	41,347	—	3,750	37,597
Total available-for-sale	$1,161,172	$537	$122,387	$1,039,322
Held-to-maturity:
U.S. Treasury	$89,688	$—	$2,804	$86,884
Obligations of U.S. government agencies and sponsored entities	33,659	—	1,803	31,856
Tax-exempt and taxable obligations of states and municipal subdivisions	246,908	9,566	14,697	241,777
Mortgage-backed securities - residential	141,573	—	14,237	127,336
Mortgage-backed securities - commercial	132,711	—	12,334	120,377
Corporate obligations	10,000	—	2,286	7,714
Total held-to-maturity	$654,539	$9,566	$48,161	$615,944
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
At both September 30, 2024 and December 31, 2023, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $4.4 million and $5.2 million at September 30, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of September 30, 2024 and December 31, 2023.

Securities Held to Maturity
At September 30, 2024 and December 31, 2023, the potential credit loss exposure was $216 thousand and $205 thousand, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $2.6 million and $3.4 million at September 30, 2024 and December 31, 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At both September 30, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at both September 30, 2024 and December 31, 2023.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2024 and December 31, 2023, aggregated by credit quality indicators.

($ in thousands)	September 30, 2024	December 31, 2023
Aaa	$381,093	$431,527
Aa1/Aa2/Aa3	114,940	129,751
A1/A2	11,366	13,902
BBB	10,000	10,000
Not rated	84,929	69,359
Total	$602,328	$654,539

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	September 30, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due less than one year	$40,601	$40,444
Due after one year through five years	130,708	126,089
Due after five years through ten years	321,043	288,203
Due greater than ten years	117,816	102,843
Mortgage-backed securities - residential	312,607	286,470
Mortgage-backed securities - commercial	228,888	215,965
Total	$1,151,663	$1,060,014

Held-to-maturity:
Due less than one year	$44,181	$43,784
Due after one year through five years	30,815	29,515
Due after five years through ten years	61,196	58,841
Due greater than ten years	204,201	201,249
Mortgage-backed securities - residential	131,045	119,868
Mortgage-backed securities - commercial	130,890	121,493
Total	$602,328	$574,750
Total securities pledged as collateral, to secure public deposits and for other purposes, was $1.115 billion at September 30, 2024 and $1.095 billion at December 31, 2023, respectively.

The following table summarizes securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

($ in thousands)	September 30, 2024
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$5,181	$113	$5,181	$113
Obligations of U.S. government agencies and sponsored entities	167	1	98,267	10,828	98,434	10,829
Tax-exempt and taxable obligations of state and municipal subdivisions	12,322	1,364	368,468	38,409	380,790	39,773
Mortgage-backed securities - residential	15	—	239,105	26,419	239,120	26,419
Mortgage-backed securities - commercial	466	22	157,632	15,355	158,098	15,377
Corporate obligations	—	—	33,117	2,436	33,117	2,436
Total	$12,970	$1,387	$901,770	$93,560	$914,740	$94,947

Held-to-maturity:
U.S. Treasury	$—	$—	$50,901	$1,306	$50,901	$1,306
Obligations of U.S. government agencies and sponsored entities	—	—	31,166	1,003	31,166	1,003
Tax-exempt and taxable obligations of state and municipal subdivisions	7,297	85	101,870	11,943	109,167	12,028
Mortgage-backed securities - residential	—	—	119,868	11,177	119,868	11,177
Mortgage-backed securities - commercial	—	—	120,560	9,408	120,560	9,408
Corporate obligations	—	—	8,350	1,650	8,350	1,650
Total	$7,297	$85	$432,715	$36,487	$440,012	$36,572

($ in thousands)	December 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$16,675	$310	$16,675	$310
Obligations of U.S. government agencies and sponsored entities	123	—	104,495	14,946	104,618	14,946
Tax-exempt and taxable obligations of state and municipal subdivisions	20,879	1,479	389,113	46,797	409,992	48,276
Mortgage-backed securities - residential	222	2	262,012	34,428	262,234	34,430
Mortgage-backed securities - commercial	2,896	52	170,256	20,623	173,152	20,675
Corporate obligations	—	—	37,597	3,750	37,597	3,750
Total	$24,120	$1,533	$980,148	$120,854	$1,004,268	$122,387

Held-to-maturity:
U.S. Treasury	$—	$—	$86,884	$2,804	$86,884	$2,804
Obligations of U.S. government agencies and sponsored entities	747	5	31,109	1,798	31,856	1,803
Tax-exempt and taxable obligations of state and municipal subdivisions	10,472	3,949	91,480	10,748	101,952	14,697
Mortgage-backed securities - residential	—	—	127,336	14,237	127,336	14,237
Mortgage-backed securities - commercial	920	2	119,457	12,332	120,377	12,334
Corporate obligations	—	—	7,714	2,286	7,714	2,286
Total	$12,139	$3,956	$463,980	$44,205	$476,119	$48,161
At September 30, 2024 and December 31, 2023, the Company’s securities portfolio consisted of 995 and 1,125 securities, respectively, which were in an unrealized loss position. Securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. As of September 30, 2024 and December 31, 2023, the Company determined that it does not intend to sell and is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to recovery of their amortized cost basis. As such, no allowance for credit losses was needed at September 30, 2024 and December 31, 2023.
Equity Securities
In the third quarter of 2024, the Company reclassified one of its securities from AFS to Other Securities. The equity security consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including Majority Minority Census Tracts. The 2023 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
As of September 30, 2024, and December 31, 2023, the Company had equity securities with carrying values totaling $8.2 million and $3.1 million, respectively.

During the three months ended September 30, 2024, we recognized unrealized losses of $222 thousand and none during the same period in 2023 in net income on our equity securities. During the nine months ended September 30, 2024, we recognized an unrealized loss of $222 thousand and none for the same period in 2023 in net income on our equity securities. These unrealized gains and losses are recorded in the gain/loss on securities on the Consolidated Statements of Income.
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
The following table shows the composition of the loan portfolio:

($ in thousands)	September 30, 2024	December 31, 2023
Loans held for sale
Mortgage loans held for sale	$2,987	$2,914
Total LHFS	$2,987	$2,914

Loans held for investment
Commercial, financial and agriculture (1)	$748,664	$800,324
Commercial real estate	3,235,566	3,059,155
Consumer real estate	1,287,144	1,252,795
Consumer installment	47,216	57,768
Total loans	5,318,590	5,170,042
Less allowance for credit losses	(55,700)	(54,032)
Net LHFI	$5,262,890	$5,116,010
____________________________________________________________

(1)	Loan balance includes $256 thousand and $386 thousand in Paycheck Protection Program (“PPP”) loans as of September 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At September 30, 2024 and December 31, 2023, accrued interest receivable for LHFI totaled $26.0 million and $24.7 million, respectively, with no related ACL and was reported in interest receivable on the accompanying consolidated balance sheet.

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
The following tables present the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including purchase credit deteriorated (“PCD”) loans:

($ in thousands)	September 30, 2024
	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,660	$527	$667	$342	$4,196	$748,664	$270
Commercial real estate	3,962	—	8,387	456	12,805	3,235,566	837
Consumer real estate	7,440	928	3,709	2,609	14,686	1,287,144	1,643
Consumer installment	245	—	114	—	359	47,216	13
Total	$14,307	$1,455	$12,877	$3,407	$32,046	$5,318,590	$2,763
___________________________________________________________

(1)	Total loan balance includes $256 thousand in PPP loans as of September 30, 2024.

	December 31, 2023
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial and agriculture (1)	$2,043	$313	$353	$965	$3,674	$800,324	$465
Commercial real estate	1,698	630	3,790	647	6,765	3,059,155	410
Consumer real estate	3,992	220	1,806	3,098	9,116	1,252,795	680
Consumer installment	180	—	31	—	211	57,768	—
Total	$7,913	$1,163	$5,980	$4,710	$19,766	$5,170,042	$1,555
___________________________________________________________

(1)	Total loan balance includes $386 thousand in PPP loans as of December 31, 2023.
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
As of September 30, 2024, and December 31, 2023 the amortized cost of the Company’s PCD loans totaled $50.8 million and $57.8 million, respectively, which had an estimated ACL of $2.7 million and $3.7 million, respectively.
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
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 and September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)
September 30, 2024	Payment Delay	Payment Modification	Term Extension	Percentage of Total Loans Held for Investment
Commercial, financial and agriculture	$43	$100	$—	0.01%
Commercial real estate	—	—	720	0.02%
Consumer real estate	—	24	761	0.06%
Total	$43	$124	$1,481	0.03%

September 30, 2023	Term Extension	Percentage of Total Loans Held for Investment
Consumer real estate	$413	0.01%
Total	$413	0.01%
The Company has not committed to lend additional amounts to the borrowers included in the previous table.
Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of September 30, 2024 and December 31, 2023:

($ in thousands)
September 30, 2024	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$72	$399	$471
Commercial real estate	838	—	—	838
Consumer real estate	1,762	—	—	1,762
Consumer installment	—	—	13	13
Total	$2,600	$72	$412	$3,084

December 31, 2023	Real Property	Equipment	Miscellaneous	Total
Commercial, financial and agriculture	$—	$496	$918	$1,414
Commercial real estate	710	—	—	710
Consumer real estate	778	—	—	778
Total	$1,488	$496	$918	$2,902
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of September 30, 2024, these loans totaled $325.5 million, of which $181.5 million had been sold to other financial institutions and $144.0 million was purchased by the Company. As of December 31, 2023, these loans totaled $304.0 million, of which $165.9 million had been sold to other financial institutions and $138.1 million was purchased by the Company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
These above classifications were the most current available as of September 30, 2024, and were generally updated within the prior year.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at September 30, 2024 and December 31, 2023. Revolving loans converted to term as of the nine months ended September 30, 2024 and December 31, 2023 were not material to the total loan portfolio.

As of September 30, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2024	2023	2022	2021	2020	Prior
Commercial, financial and
agriculture:
Risk Rating
Pass	$92,130	$88,294	$110,651	$88,411	$34,074	$80,766	$240,163	$734,489
Special mention	—	1,103	73	628	2,368	759	4,933	9,864
Substandard	—	908	544	369	293	1,530	667	4,311
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$92,130	$90,305	$111,268	$89,408	$36,735	$83,055	$245,763	$748,664
Current period gross write offs	$—	$70	$159	$287	$11	$305	$—	$832

Commercial real estate:
Risk Rating
Pass	$353,455	$392,267	$824,061	$512,024	$340,788	$720,312	$3,364	$3,146,271
Special mention	1,374	—	1,340	5,827	2,929	19,831	—	31,301
Substandard	583	1,425	12,850	4,623	1,556	36,957	—	57,994
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$355,412	$393,692	$838,251	$522,474	$345,273	$777,100	$3,364	$3,235,566
Current period gross write offs	$—	$—	$—	$20	$—	$71	$—	$91

Consumer real estate:
Risk Rating
Pass	$141,382	$152,809	$303,506	$197,321	$117,042	$193,986	$156,879	$1,262,925
Special mention	—	—	423	489	—	1,815	668	3,395
Substandard	403	1,382	3,611	1,372	2,294	8,964	2,798	20,824
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$141,785	$154,191	$307,540	$199,182	$119,336	$204,765	$160,345	$1,287,144
Current period gross write offs	$—	$—	$357	$—	$—	$18	$—	$375

Consumer installment:
Risk Rating
Pass	$12,992	$12,498	$7,411	$4,862	$1,628	$1,431	$6,200	$47,022
Special mention	—	52	89	9	27	—	17	194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$12,992	$12,550	$7,500	$4,871	$1,655	$1,431	$6,217	$47,216
Current period gross write offs	$94	$289	$182	$87	$58	$882	$32	$1,624

Total
Pass	$599,959	$645,868	$1,245,629	$802,618	$493,532	$996,495	$406,606	$5,190,707
Special mention	1,374	1,155	1,925	6,953	5,324	22,405	5,618	44,754
Substandard	986	3,715	17,005	6,364	4,143	47,451	3,465	83,129
Doubtful	—	—	—	—	—	—	—	—
Total	$602,319	$650,738	$1,264,559	$815,935	$502,999	$1,066,351	$415,689	$5,318,590
Current period gross write offs	$94	$359	$698	$394	$69	$1,276	$32	$2,922

As of December 31, 2023	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
($ in thousands)	2023	2022	2021	2020	2019	Prior
Commercial, financial and:
agriculture
Risk Rating
Pass	$102,263	$150,420	$113,487	$47,313	$36,065	$64,020	$281,646	$795,214
Special mention	—	—	—	141	797	3	10	951
Substandard	451	330	121	185	550	1,894	628	4,159
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$102,714	$150,750	$113,608	$47,639	$37,412	$65,917	$282,284	$800,324
Current period gross write offs	$14	$51	$225	$139	$206	$110	$—	$745

Commercial real estate:
Risk Rating
Pass	$385,954	$825,505	$558,742	$377,085	$253,746	$569,428	$6,397	$2,976,857
Special mention	—	660	6,118	3,111	9,545	22,648	—	42,082
Substandard	136	7,293	393	566	5,427	26,401	—	40,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$386,090	$833,458	$565,253	$380,762	$268,718	$618,477	$6,397	$3,059,155
Current period gross write offs	$—	$—	$193	$—	$—	$57	$—	$250

Consumer real estate:
Risk Rating
Pass	$176,144	$334,056	$219,071	$127,539	$59,615	$163,464	$153,821	$1,233,710
Special mention	—	1,081	—	—	643	3,246	412	5,382
Substandard	502	404	511	1,559	514	6,988	3,225	13,703
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$176,646	$335,541	$219,582	$129,098	$60,772	$173,698	$157,458	$1,252,795
Current period gross write offs	$5	$19	$—	$—	$—	$25	$—	$49

Consumer installment:
Risk Rating
Pass	$24,482	$12,408	$7,316	$2,919	$1,213	$1,195	$8,156	$57,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	17	42	11	—	1	79
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$24,482	$12,416	$7,333	$2,961	$1,224	$1,195	$8,157	$57,768
Current period gross write offs	$226	$567	$223	$179	$156	$576	$121	$2,048

Total
Pass	$688,843	$1,322,389	$898,616	$554,856	$350,639	$798,107	$450,020	$5,063,470
Special mention	—	1,741	6,118	3,252	10,985	25,897	422	48,415
Substandard	1,089	8,035	1,042	2,352	6,502	35,283	3,854	58,157
Doubtful	—	—	—	—	—	—	—	—
Total	$689,932	$1,332,165	$905,776	$560,460	$368,126	$859,287	$454,296	$5,170,042
Current period gross write offs	$245	$637	$641	$318	$362	$768	$121	$3,092
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
The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

($ in thousands)	Three Months Ended September 30, 2024
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,731	$30,101	$15,560	$741	$55,133
Provision for credit losses	349	565	(67)	153	1,000
Loans charged-off	(404)	—	(81)	(901)	(1,386)
Recoveries	232	18	22	681	953
Total ending allowance balance	$8,908	$30,684	$15,434	$674	$55,700

($ in thousands)	Nine Months Ended September 30, 2024
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,844	$29,125	$15,260	$803	$54,032
Provision for credit losses	652	1,093	493	412	2,650
Loans charged-off	(832)	(91)	(375)	(1,624)	(2,922)
Recoveries	244	557	56	1,083	1,940
Total ending allowance balance	$8,908	$30,684	$15,434	$674	$55,700

($ in thousands)	Three Months Ended September 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,972	$28,726	$14,123	$793	$52,614
Provision for credit losses	(709)	389	919	401	1,000
Loans charged-off	(48)	(27)	(21)	(533)	(629)
Recoveries	277	15	142	146	580
Total ending allowance balance	$8,492	$29,103	$15,163	$807	$53,565

($ in thousands)	Nine Months Ended September 30, 2023
	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	1,554	6,380	3,203	1,363	12,500
Loans charged-off	(472)	(27)	(45)	(1,551)	(2,095)
Recoveries	334	101	224	408	1,067
Total ending allowance balance	$8,492	$29,103	$15,163	$807	$53,565

The Company recorded $2.7 million provision for credit losses for the nine months ended September 30, 2024, compared to $12.5 million provision for the same period in 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of September 30, 2024 and December 31, 2023.

($ in thousands)
September 30, 2024	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$471	$838	$1,762	$13	$3,084
Collectively evaluated	748,193	3,234,728	1,285,382	47,203	5,315,506
Total	$748,664	$3,235,566	$1,287,144	$47,216	$5,318,590

Allowance for Credit Losses
Individually evaluated	$190	$—	$—	$—	$190
Collectively evaluated	8,718	30,684	15,434	674	55,510
Total	$8,908	$30,684	$15,434	$674	$55,700

($ in thousands)
December 31, 2023	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
LHFI
Individually evaluated	$1,414	$710	$778	$—	$2,902
Collectively evaluated	798,910	3,058,445	1,252,017	57,768	5,167,140
Total	$800,324	$3,059,155	$1,252,795	$57,768	$5,170,042

Allowance for Credit Losses
Individually evaluated	$408	$—	$—	$—	$408
Collectively evaluated	8,436	29,125	15,260	803	53,624
Total	$8,844	$29,125	$15,260	$803	$54,032
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

Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company has two risk participation-in swaps and one risk participation-out swap at September 30, 2024.
The following table provides outstanding interest rate swaps as of September 30, 2024 and December 31, 2023.

($ in thousands)
	September 30, 2024	December 31, 2023
Notional amount	$567,891	$493,290
Weighted average pay rate	5.5%	5.2%
Weighted average receive rate	5.5%	5.2%
Weighted average maturity in years	4.96	5.39

The following table provides the fair value of interest rate swap contracts at September 30, 2024 and December 31, 2023 included in other assets and other liabilities.

($ in thousands)
	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$11,389	$11,388	12,170	$12,175

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At September 30, 2024 and December 31, 2023, the Company had $650 thousand and $500 thousand, respectively, of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the three months ended September 30, 2024, net swap spread income included in other income was $501 thousand compared to $344 thousand for the same period in 2023. For the nine months ended September 30, 2024, net swap spread income included in other income was $782 thousand and $839 thousand for the same period in 2023.

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
•risks and uncertainties relating to recent, pending or potential future mergers or acquisitions, including risks related to the planned Renasant Merger, including the fluctuation of the market value of the consideration to be paid to the Company's shareholders in the Renasant Merger, the risks related to combining our businesses, expenses related to the Renasant Merger and integration of the combined entity, the risks that the Renasant Merger may not occur, and the risk of litigation related to the Renasant Merger;
•the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of elevated interest rates, and inflation;
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, the conflict in Israel and surrounding areas, terrorism or other geopolitical events;
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve;
•the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic and related variants;
•reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining residential and commercial real estate values, elevated interest rates, increasing unemployment, or changes in payment behavior or other factors occurring in those areas;

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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision, income taxes, goodwill, and business combinations. The most critical of these is the accounting policy related to the allowance for credit losses. The allowance is based in large measure upon management’s evaluation of borrowers’ abilities to make loan payments, local and national economic conditions, and other subjective factors. If any of these factors were to deteriorate, management would update its estimates and judgments which may require additional loss provisions. The Company’s critical accounting policies are discussed in detail in Note B “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2023 Form 10-K.
OVERVIEW OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS SUMMARY
Third quarter 2024 compared to Third quarter 2023
Net income available to common shareholders for the third quarter of 2024 totaled $18.6 million compared to $24.4 million for the third quarter of 2023, a decrease of $5.8 million or 23.8%. This decrease is largely attributable to a decrease in a U.S. Treasury award of $6.2 million and a decrease in other non-interest expense of $5.2 million, offset by a decrease in net interest income of $1.7 million and increases in salaries and acquisition charges of $2.3 million and $2.0 million, respectively.
Excluding one-time items detailed in the tables below, net earnings available to common shareholders, operating (non-GAAP) decreased $3.5 million, or 14.7%, to $20.5 million for quarter ended September 30, 2024, as compared to $24.0 million for the quarter ended September 30, 2023. This decrease is largely attributable to a decrease in a U.S. Treasury award of $6.2 million and a decrease in other non-interest expense of $5.2 million, offset by a decrease in net interest income of $1.7 million and increases in salaries of $2.3 million.
Net interest income for the third quarter of 2024 was $59.0 million, a decrease of $1.7 million or 2.8% when compared to the third quarter of 2023. Fully tax equivalent (“FTE”) net interest income (non-GAAP) totaled $60.0 million and $61.7 million for the third quarter of 2024 and 2023, respectively. The decrease was largely due to a decrease in purchase accounting adjustments of $2.3 million for the third quarter comparisons.
Third quarter of 2024 net interest margin was 3.33%, which included 11 basis points related to purchase accounting adjustments compared to 3.47% for the same quarter in 2023, which included 25 basis points related to purchase accounting adjustments. Excluding the purchase accounting adjustments, the core net interest margin (non-GAAP) increased 11 basis points in prior year quarterly comparison primarily due to an increase in rates on loans, partially offset by a corresponding increase in rates on interest bearing liabilities.
Non-interest income decreased $7.1 million for the third quarter of 2024 as compared to the third quarter of 2023. A decrease in U.S. Treasury awards of $6.2 million accounted for a majority of the change.
Third quarter 2024 non-interest expense was $46.4 million, a decrease of $1.3 million, or 2.8%, as compared to the third quarter of 2023. Excluding acquisition charges, non-interest expense decreased $3.3 million of which salaries and employee benefits increased $2.3 million offset by a decrease in other expenses of $5.2 million.
Investment securities totaled $1.715 billion, or 21.5% of total assets at September 30, 2024, compared to $1.836 billion, or 23.3%, of total assets at September 30, 2023. For the third quarter of 2024 compared to the third quarter of 2023, the average balance of investment securities decreased $168.2 million. The average yield on investment securities increased 30 basis points to 2.56% from 2.26% in the prior year quarterly comparison. The investment portfolio had a net unrealized loss of $91.6 million at September 30, 2024 as compared to a net unrealized loss of $184.9 million at September 30, 2023.
The average yield on all earning assets increased 37 basis points in prior year quarterly comparison, from 4.90% for the third quarter of 2023 to 5.27% for the third quarter of 2024. Interest expense on average interest bearing liabilities increased 67 basis points from 2.05% for the third quarter of 2023 to 2.72% for the third quarter of 2024.
Cost of all deposits averaged 183 basis points for the third quarter of 2024 compared to 121 basis points for the third quarter of 2023.
First nine months 2024 compared to First nine months 2023
In the year-over-year comparison, net income available to common shareholders decreased $5.5 million, or 8.6%, from $64.4 million for the nine months ended September 30, 2023, to $58.9 million for the same period ended September 30, 2024.

Net interest income was $174.1 million for the nine months ended September 30, 2024, a decrease of $17.5 million as compared to the same period ended September 30, 2023, primarily due to an increase in interest expense on deposits partially offset by an increase in loan interest income.

Non-interest income was $38.2 million for the nine months ended September 30, 2024, a decrease of $6.1 million as compared to the same period ended September 30, 2023. A decrease in U.S. Treasury awards of $6.2 million accounted for the change.

Non-interest expense was $133.9 million for the nine months ended September 30, 2024, a decrease of $6.4 million as compared to the same period ended September 30, 2023. The decrease was primarily due to decreased acquisition charges of $5.5 million and other non-interest expense of $8.1 million, partially offset by an increase in salaries and employee benefits of $5.0 million.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FIRST
The First represents the primary asset of the Company. The First reported total assets of $7.957 billion at September 30, 2024 compared to $7.993 billion at December 31, 2023, a decrease of $36.1 million, or 0.5%. Loans, including loans held for sale, increased $148.6 million to $5.322 billion, or 2.9%, during the first nine months of 2024. Deposits at September 30, 2024 totaled $6.567 billion compared to $6.476 billion at December 31, 2023, an increase of $90.1 million, 1.4%. For the nine months ended September 30, 2024, The First reported net income of $68.5 million, compared to $68.7 million for the nine months ended September 30, 2023.

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
NET INTEREST INCOME AND NET INTEREST MARGIN
For the three months ended September 30, 2024, net interest income decreased by $1.7 million, or 2.8%, when compared with the same period in 2023. The decrease was largely due to an increase of $10.4 million in interest expense on deposits offset by a decrease of $837 thousand in borrowing expense and by an increase of $7.5 million in interest and fees on loans. PPP loans totaled $256 thousand as of September 30, 2024, a decrease of $194 thousand, or 43.1%, when compared to the same period last year due to loan forgiveness under the PPP program. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on nonaccrual status during the reporting period, and the recovery of interest on loans that had been on nonaccrual and were paid off, sold or returned to accrual status.
The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Tax Equivalent Interest and Yields/Rates

($ in thousands)	Three Months Ended
	September 30, 2024			September 30, 2023
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,269,082	$8,064	2.54%	$1,419,343	$7,685	2.17%
Tax exempt securities	445,376	3,915	3.52%	463,329	3,921	3.39%
Total investment securities	1,714,458	11,979	2.79%	1,882,672	11,606	2.47%
Interest bearing deposits in other banks	92,122	441	1.92%	79,448	441	2.22%
Loans	5,288,321	82,131	6.21%	5,038,928	74,626	5.92%
Total earning assets	7,094,901	94,551	5.33%	7,001,048	86,673	4.95%
Other assets	849,652			872,297
Total assets	$7,944,553			$7,873,345

Interest-bearing liabilities:
Deposits	$4,740,726	$29,979	2.53%	$4,459,869	$19,572	1.76%
Borrowed funds	214,192	2,607	4.87%	296,963	3,556	4.79%
Subordinated debentures	123,596	1,961	6.35%	128,251	1,849	5.77%
Total interest-bearing liabilities	5,078,514	34,547	2.72%	4,885,083	24,977	2.05%
Other liabilities	1,890,680			2,083,192
Shareholders’ equity	975,359			905,070
Total liabilities and shareholders’ equity	$7,944,553			$7,873,345

Net interest income		$59,014			$60,704
Net interest margin			3.33%			3.47%
Net interest income (FTE)*		$60,004	2.61%		$61,696	2.91%
Net interest margin (FTE)*			3.38%			3.52%

($ in thousands)	Nine Months Ended
	September 30, 2024			September 30, 2023
	Avg. Balance	Tax Equivalent Interest	Yield/ Rate	Avg. Balance	Tax Equivalent Interest	Yield/ Rate
Earning Assets:
Taxable securities	$1,313,340	$25,234	2.56%	$1,485,511	$24,310	2.18%
Tax exempt securities	457,476	11,827	3.45%	465,598	11,813	3.38%
Total investment securities	1,770,816	37,061	2.79%	1,951,109	36,123	2.47%
Interest bearing deposits in other banks	126,938	2,915	3.06%	106,279	2,128	2.67%
Loans	5,216,396	239,266	6.12%	4,999,218	216,950	5.79%
Total earning assets	7,114,150	279,242	5.23%	7,056,606	255,201	4.82%
Other assets	848,224			862,495
Total assets	$7,962,374			$7,919,101

Interest-bearing liabilities:
Deposits	$4,779,565	$88,855	2.48%	$4,544,775	$46,611	1.37%
Borrowed funds	208,601	7,585	4.85%	218,002	7,779	4.76%
Subordinated debentures	123,510	5,662	6.11%	142,820	6,163	5.75%
Total interest-bearing liabilities	5,111,676	102,102	2.66%	4,905,597	60,553	1.65%
Other liabilities	1,886,818			2,121,519
Shareholders’ equity	963,880			891,985
Total liabilities and shareholders’ equity	$7,962,374			$7,919,101

Net interest income		$174,149			$191,660
Net interest margin			3.26%			3.62%
Net interest income (FTE)*		$177,140	2.57%		$194,648	3.18%
Net interest margin (FTE)*			3.32%			3.68%
______________________________________________
*Non-GAAP measure. See reconciliation of non-GAAP financial measures.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following table provides details on the Company’s non-interest income and non-interest expense for the three and nine months ended September 30, 2024 and 2023:

($ in thousands)	Three Months Ended
EARNINGS STATEMENT	September 30, 2024	% of Total	September 30, 2023	% of Total
Non-interest income:
Service charges on deposit accounts	$3,709	30.3%	$3,646	18.9%
Mortgage fee income	927	7.6%	878	4.5%
Interchange fee income	4,460	36.4%	5,280	27.3%
Gain (loss) on securities, net	225	1.8%	2	—%
Gain (loss) on sale of premises and equipment	(344)	(2.8)%	(104)	(0.5)%
Government awards/grants	—	—%	6,197	32.1%
Other	3,265	26.7%	3,425	17.7%
Total non-interest income	$12,242	100.0%	$19,324	100.0%

Non-interest expense:
Salaries and employee benefits	$25,131	54.2%	$22,807	47.9%
Occupancy expense	5,659	12.2%	5,343	11.2%
FDIC/OCC premiums	973	2.1%	1,158	2.4%
Marketing	49	0.1%	559	1.2%
Amortization of core deposit intangibles	2,384	5.1%	2,385	5.0%
Other professional services	1,457	3.1%	1,499	3.1%
Other non-interest expense	8,149	17.6%	13,385	28.0%
Acquisition and charter conversion charges	2,592	5.6%	588	1.2%
Total non-interest expense	$46,394	100.0%	$47,724	100.0%

($ in thousands)	Nine Months Ended
EARNINGS STATEMENT	September 30, 2024	% of Total	September 30, 2023	% of Total
Non-interest income:
Service charges on deposit accounts	$10,410	27.2%	$10,728	24.1%
Mortgage fee income	2,603	6.8%	2,284	5.1%
Interchange fee income	13,548	35.5%	14,321	32.3%
(Loss) gain on securities, net	191	0.5%	(46)	(0.1)%
Gain (loss) on sale of premises and equipment	(181)	(0.5)%	559	1.3%
Government awards/grants	—	0.0%	6,197	14.0%
Other	11,669	30.5%	10,316	23.3%
Total non-interest income	$38,240	100.0%	$44,359	100.0%

Non-interest expense:
Salaries and employee benefits	$74,684	55.8%	$69,695	49.9%
Occupancy expense	16,863	12.6%	15,680	11.2%
FDIC/OCC premiums	3,001	2.2%	2,586	1.8%
Marketing	247	0.2%	762	0.5%
Amortization of core deposit intangibles	7,154	5.3%	7,178	5.1%
Other professional services	5,318	4.0%	4,137	2.9%
Other non-interest expense	23,689	17.7%	31,773	22.6%
Acquisition and charter conversion charges	2,952	2.2%	8,482	6.0%
Total non-interest expense	$133,908	100.0%	$140,293	100.0%
U.S. TREASURY AWARDS
During the third quarter of 2023, the Bank received $6.2 million in funds from the Community Development Financial Institutions Fund. This award was distributed as part of the CDFI Equitable Recovery Program ("CDFI ERP"). This award is to provide funding to expand lending, grant making and investment activities in low- or moderate-income communities and to borrowers that have significant unmet capital and financial service needs. As part of the agreement with CDFI ERP, the Bank has annual reporting requirements, performance goals and related measures that the Bank must achieve during the period of performance. These are reported to the CDFI ERP through various schedules and reports required by the program. In addition, the award must be expended in certain Program Activities and/or Operations Support Activities as described and defined in the CDFI ERP agreement. The total amount of the award must be utilized by December 31, 2028, and other expenditure milestones must be met as follows: sixty percent of the award must be utilized by December 31, 2026; eighty percent by December 31, 2027; and one hundred percent of the award by December 31, 2028. The Bank intends to expense the award on Financial Products (i.e. loans) and Grants which fall under the Program Activities section as defined in the CDFI ERP agreement. The Bank accounts for the CDFI ERP using ASC 958-605. Although the scope of ASC 958-605 excludes for-profit entities, the FASB staff has concluded that for-profit entities may apply this guidance when appropriate and that the award should be accounted for as other non-interest income as permitted by GAAP.
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
The Company’s provision for income taxes was $5.3 million, or 22.2%, of earnings before income taxes for the third quarter 2024, compared to $6.9 million, or 22.2%, of earnings before income taxes for the same period in 2023. The provision for the nine months ended September 30, 2024 was $16.9 million, or 22.3%, of earnings before income taxes compared to $18.1 million, or 21.9%, for the same period in 2023.

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
INVESTMENTS
The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and federal funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Total securities, excluding other securities, totaled $1.662 billion, or 20.9% of total assets at September 30, 2024 compared to $1.694 billion, or 21.2% of total assets at December 31, 2023.
There were no federal funds sold at September 30, 2024 and December 31, 2023; and interest-bearing balances at other banks decreased to $86.6 million at September 30, 2024 from $130.9 million at December 31, 2023. The Company’s investment portfolio decreased $19.9 million, or 1.1%, to $1.715 billion at September 30, 2024 compared to December 31, 2023. The decrease is attributed to $213.1 million in securities purchased offset by $262.5 million in securities that matured, prepaid, sold or were called offset by a $30.2 million change in the net unrealized loss of the security portfolio. The investment portfolio had a net unrealized loss of $91.6 million at September 30, 2024 as compared to a net unrealized loss of $121.9 million at December 31, 2023. The Company carries available-for-sale investments at their fair market values and held-to-maturity investments at their amortized costs. The fair value of available-for-sale securities totaled $1.060 billion at September 30, 2024 compared to $1.039 billion at December 31, 2023. The fair value of held-to-maturity investments totaled $574.8 million and $615.9 million at September 30, 2024 and December 31, 2023, respectively. All other investment securities are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.
Refer to the tables shown in Note 9 – "Securities" to the Consolidated Financial Statements for information on the Company’s amortized cost and fair market value of its investment portfolio by investment type.
LOAN PORTFOLIO
Loans Held for Sale (“LHFS”)
The Bank originates fixed rate single family, residential first mortgage loans on a presold basis. The Bank issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Such loans are sold without the mortgage servicing rights being retained by the Bank. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Bank initially funding the loan. The Bank recognizes certain origination fees and service release fees upon the sale, which are included in other income on loans in the consolidated statements of income. Between the initial funding of the loans by the Bank and the subsequent purchase by the investor, the Bank carries the loans held for sale at fair value in the aggregate as determined by the outstanding commitments from investors. Associated servicing rights are not retained. At September 30, 2024, LHFS totaled $3.0 million, compared to $2.9 million at December 31, 2023.
Loans Held for Investment (“LHFI”)
LHFI, net of deferred fees and costs, were $5.263 billion at September 30, 2024, an increase of $146.9 million, or 2.9%, from $5.116 billion at December 31, 2023. PPP loans were $256 thousand at September 30, 2024, a decrease of $130 thousand, or 33.7%, from $386 thousand at December 31, 2023.

The following table presents the Company’s composition of LHFI, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans.

($ in thousands)	September 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agriculture (1)	$748,664	14.1%	$800,324	15.5%
Commercial real estate	3,235,566	60.8%	3,059,155	59.2%
Consumer real estate	1,287,144	24.2%	1,252,795	24.2%
Consumer installment	47,216	0.9%	57,768	1.1%
Total loans	5,318,590	100.0%	5,170,042	100.0%
Allowance for credit losses	(55,700)		(54,032)
Net loans	$5,262,890		$5,116,010
_______________________________________
(1)Loan amount includes $256 thousand and $386 thousand in PPP loans at September 30, 2024 and December 31, 2023, respectively.
Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes that the risk elements of its loan portfolio have been reduced through strategies that diversify the lending mix.
LOAN CONCENTRATIONS
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of September 30, 2024, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.

The following table presents the concentration by borrower type of the Company's commercial real estate ("CRE") loan balances as of September 30, 2024.

($ in thousands)	September 30, 2024
	Balance	Percentage of Total
Owner occupied CRE by property type:
Convenience stores	$97,242	3.0%
Medical facilities	121,563	3.8%
Office space	278,624	8.6%
Retail	281,954	8.7%
Special purpose facility	249,114	7.7%
Warehouse/industrial	154,311	4.8%
Other	170,027	5.3%
Total owner occupied CRE	1,352,835	41.9%

Non-owner occupied by property type:
Convenience stores	$22,564	0.7%
Medical facilities	71,017	2.2%
Motel/hotel	303,056	9.4%
Multifamily	285,167	8.8%
Office space	249,834	7.7%
Residential	523	—%
Retail	411,790	12.7%
Special purpose facility	64,649	2.0%
Warehouse/industrial	92,003	2.8%
Other	382,128	11.8%
Total non-owner occupied CRE	1,882,731	58.1%

Total CRE	$3,235,566	100.0%

The following table presents the geographic concentrations of the Company's CRE loan balances by property type as of September 30, 2024.

($ in thousands)	September 30, 2024
	Alabama	Florida	Georgia	Louisiana	Mississippi	Total
Owner occupied CRE by property type:
Convenience stores	$2,871	$6,386	$39,079	$19,250	$29,656	$97,242
Medical facilities	2,805	5,003	27,262	15,938	70,555	121,563
Office space	19,525	105,833	68,226	34,045	50,995	278,624
Retail	18,757	65,802	85,116	33,603	78,676	281,954
Special purpose facility	8,559	42,004	64,010	9,373	125,168	249,114
Warehouse/industrial	4,463	34,874	55,879	35,488	23,607	154,311
Other	18,578	19,610	100,793	7,334	23,712	170,027
Total owner occupied CRE	75,558	279,512	440,365	155,031	402,369	1,352,835

Non-owner occupied by property type:
Convenience stores	$—	$—	$11,633	$9,087	$1,844	$22,564
Medical facilities	26,949	5,222	10,813	2,810	25,223	71,017
Motel/hotel	26,656	95,916	89,819	42,755	47,910	303,056
Multifamily	36,892	10,375	100,748	94,427	42,725	285,167
Office space	8,074	88,587	78,393	18,465	56,315	249,834
Residential	—	—	—	463	60	523
Retail	24,010	81,138	118,019	125,372	63,251	411,790
Special purpose facility	573	16,978	18,905	4,893	23,300	64,649
Warehouse/industrial	4,881	40,492	22,084	13,323	11,223	92,003
Other	35,833	83,894	97,541	40,637	124,223	382,128
Total non-owner occupied CRE	163,868	422,602	547,955	352,232	396,074	1,882,731

Total CRE	$239,426	$702,114	$988,320	$507,263	$798,443	$3,235,566
Percentage of total CRE	7.4%	21.7%	30.5%	15.7%	24.7%	100.0%
NON-PERFORMING ASSETS
Non-performing assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned. Loans are placed on nonaccrual status when they become ninety days past due (principal and/or interest) unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $16.3 million at September 30, 2024, an increase of $5.6 million from December 31, 2023.
Other real estate owned is carried at fair value, determined by an appraisal, less estimated costs to sell. Other real estate owned totaled $7.3 million at September 30, 2024, a decrease of $1.0 million as compared to $8.3 million at December 31, 2023.

The following table presents comparative data for the Company’s non-performing assets as of the dates noted.

($ in thousands)	September 30, 2024	December 31, 2023
Nonaccrual Loans
Commercial, financial and agriculture	$1,009	$1,318
Commercial real estate	8,843	4,437
Consumer real estate	6,318	4,904
Consumer installment	114	31
Total Nonaccrual Loans	16,284	10,690

Other real-estate owned	7,314	8,320

Total NPAs	$23,598	$19,010
Past due 90 days or more and still accruing	$1,455	$1,163
Total NPAs as a % of total loans & leases net of unearned income	0.4%	0.4%
Total nonaccrual loans as a % of total loans & leases net of unearned income	0.3%	0.2%
NPAs totaled $23.6 million at September 30, 2024, compared to $19.0 million at December 31, 2023, an increase of $4.6 million. The ACL/total loans ratio was 1.05% at September 30, 2024, and 1.05% at December 31, 2023. Total valuation accounting adjustments were $19.4 million on acquired loans at September 30, 2024. The Company recorded a $33.2 million credit loss and yield mark related to the HSBI acquisition in 2023. The ratio of annualized net charge-offs (recoveries) to total loans was 0.033% for the quarter ended September 30, 2024 compared to 0.061% for the quarter ended December 31, 2023.
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
At September 30, 2024, the ACL was $55.7 million, or 1.05% of LHFI, an increase of $1.7 million, or 3.1% when compared to December 31, 2023. The increase in the 2024 provision is related to loan growth. The 2023 provision for credit losses includes $10.7 million associated with a day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments and a $3.2 million initial allowance on PCD loans related to the HSBI acquisition. At December 31, 2023, the ACL was $54.0 million, which was 1.05% of LHFI.
At September 30, 2024, management believes the allowance is appropriate and should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for credit losses.

The table that follows summarizes the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

$ in thousands
Balances:	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Average LHFI outstanding during period:	$5,288,321	$5,038,928	$5,216,396	$4,999,218
LHFI outstanding at end of period:	$5,318,590	$5,089,800	$5,318,590	$5,089,800
Allowance for Credit Losses:
Balance at beginning of period	$55,133	$52,614	$54,032	$38,917
Initial allowance on PCD loans	—	—	—	3,176
Provision:
Initial provision for acquired non-PCD loans	—	—	—	10,219
Provision for credit losses charged to expense	1,000	1,000	2,650	2,281
Charge-offs:
Commercial, financial and agriculture	404	48	832	472
Commercial real estate	—	27	91	27
Consumer real estate	81	21	375	45
Consumer installment	901	533	1,624	1,551
Total Charge-offs	1,386	629	2,922	2,095
Recoveries:
Commercial, financial and agriculture	232	277	244	334
Commercial real estate	18	15	557	101
Consumer real estate	22	142	56	224
Consumer installment	681	146	1,083	408
Total Recoveries	953	580	1,940	1,067
Net loan Charge-offs (recoveries)	433	49	982	1,028
Balance at end of period	$55,700	$53,565	$55,700	$53,565
RATIOS
Net Charge-offs (recoveries) to average LHFI (annualized)	0.03%	0.004%	0.03%	0.03%
ACL to LHFI at end of period	1.05%	1.05%	1.05%	1.05%
Net loan Charge-offs (recoveries) to PCL	43.30%	4.90%	37.06%	45.07%
The Company recorded $1.0 million provision for credit losses for the three months ended September 30, 2024 compared to $1.0 million for the three months ended September 30, 2023. The Company recorded a $2.7 million provision for credit losses for the nine months ended September 30, 2024 compared to $12.5 million for the same period in 2023. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired in the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. The 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition.

The following table summarizes the ACL at September 30, 2024 and at December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023
Commercial, financial and agriculture	$8,908	$8,844
Commercial real estate	30,684	29,125
Consumer real estate	15,434	15,260
Consumer installment	674	803
Total	$55,700	$54,032
ALLOWANCE FOR CREDIT LOSSES ON OBSC EXPOSURES
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded no provision for credit losses on OBSC exposures for the three and nine month periods ended September 30, 2024, compared to $0 thousand and $750 thousand for the three and nine month periods ended September 30, 2023, respectively. The ACL on OBSC exposures for the nine months ended September 30, 2023 includes the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
OTHER ASSETS
The Company’s balance of non-interest earning cash and due from banks was $127.5 million at September 30, 2024 and $224.2 million at December 31, 2023. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”). Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.
Total other securities increased $11.6 million to $52.4 million at September 30, 2024 compared to $40.8 million at December 31, 2023. The Company’s net premises and equipment at September 30, 2024 was $170.6 million and $174.3 million at December 31, 2023; a decrease of $3.7 million, or 2.1% for the first nine months of 2024. Operating right-of-use assets at September 30, 2024 totaled $6.0 million compared to $6.4 million at December 31, 2023, a decrease of $423 thousand. Financing right-of-use assets at September 30, 2024 totaled $1.1 million compared to $1.5 million at December 31, 2023, a decrease of $348 thousand. Bank-owned life insurance at September 30, 2024 totaled $136.6 million compared to $134.2 million at December 31, 2023, an increase of $2.3 million. Goodwill at September 30, 2024 and December 31, 2023 remained unchanged at $272.5 million. Other intangible assets, consisting primarily of the Company’s core deposit intangible (“CDI”), decreased by $7.2 million to $61.7 million as of September 30, 2024, compared to $68.8 million at December 31, 2023.
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At September 30, 2024, management has determined that no impairment exists.
Other real estate owned decreased by $1.0 million, or 12.1%, to $7.3 million at September 30, 2024 compared to $8.3 million at December 31, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $980.0 million at September 30, 2024 and $921.6 million at December 31, 2023, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 18.4% of gross loans at September 30, 2024 and 17.8% at December 31, 2023. The Company also had undrawn similar standby letters of credit to customers totaling $28.9 million at September 30, 2024 and $28.7 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 7 "Financial Instruments with Off-Balance Sheet Risk" to the Consolidated Financial Statements.
In addition to unused commitments to provide credit, the Company is utilizing a $355.0 million letter of credit issued by the FHLB on the Company’s behalf as of September 30, 2024. That letter of credit is backed by loans which are pledged to the FHLB by the Company.
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
The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances through FHLB lines of credit, utilize the bank term funding program, or solicit brokered deposits if deposits are not immediately obtainable from local sources. The net availability on lines of credit from the FHLB totaled $2.063 billion at September 30, 2024. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreements to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2024, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $648.5 million of the Company’s investment balances, compared to $661.8 million at December 31, 2023. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since it utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements.
The Company’s liquidity ratio as of September 30, 2024 was 14.3%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines:

	September 30, 2024	Policy Maximum	Policy Compliance
Loans to Deposits (including FHLB advances)	80.1%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	7.8%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	1.2%	20.0%	In Policy
Bank Term Funding Program / Total Assets	1.4%	10.0%	In Policy
Pledged Securities / Total Securities	61.7%	90.0%	In Policy
Relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.
As of September 30, 2024, cash and cash equivalents were $214.1 million. In addition, loans and investment securities repricing or maturing within one year or less were approximately $1.775 billion at September 30, 2024. Approximately $980.0 million in loan commitments could fund within the next three months and includes other commitments, primarily commercial and $28.9 million in similar letters of credit, at September 30, 2024.

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
DEPOSITS
Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates for the nine-month periods ended September 30, 2024 and 2023 are included in the Average Balances, Tax Equivalent Interest and Yield/Rates tables appearing above, under the heading “Net Interest Income and Net Interest Margin.”

Deposit Distribution	September 30, 2024		December 31, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand deposits	$1,815,486	—	$2,012,935	—
Interest bearing deposits:
NOW accounts and other	2,059,055	2.15%	2,017,154	1.41%
Money market accounts	1,090,347	2.85%	1,013,701	1.79%
Savings accounts	519,124	0.23%	606,421	0.18%
Time deposits	1,111,039	3.78%	904,629	2.61%
Total interest-bearing deposits	4,779,565	2.48%	4,541,905	1.57%
Total deposits	$6,595,051	1.80%	$6,554,840	1.09%
As of September 30, 2024, average deposits increased by $40.2 million, or 0.6% to $6.595 billion from $6.555 billion at December 31, 2023. The average cost of interest-bearing deposits and total deposits was 2.48% and 1.80% at September 30, 2024 compared to 1.57% and 1.09% at December 31, 2023. The increase in the average cost of interest-bearing deposits during the first nine months of 2024 compared to December 31, 2023 is attributed to the increase in volume coupled with an increase in rates attributable to the higher rate environment.
The Company's estimated uninsured deposits totaled $2.289 billion at September 30, 2024, compared to $2.145 billion at December 31, 2023, representing 34.9% and 33.2% of total deposits at September 30, 2024, and December 31, 2023, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.
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
Total noninterest-bearing deposit liabilities decreased by $52.3 million, or 2.8%, in the first nine months of 2024. As of September 30, 2024, junior subordinated debentures increased $259 thousand, net of issuance costs, to $123.6 million. Subordinated debt is discussed more fully in the below Capital section of this report.

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
The Bank had outstanding BTFP debt of $110.0 million and pledged securities with a fair value of $312.3 million at September 30, 2024. The securities pledged have a par value of $339.7 million. The Bank's BTFP borrowings, which were drawn on December 28, 2023, bear an interest rate of 4.83% and is set to mature one year from its issuance date.
LEASE LIABILITIES
As of September 30, 2024, operating lease liabilities decreased $419 thousand, or 6.4% to $6.1 million from $6.6 million at December 31, 2023. Finance lease liabilities decreased $137 thousand, or 7.9% to $1.602 million from $1.739 million at December 31, 2023.
OTHER LIABILITIES
Other liabilities are principally comprised of accrued interest payable and other accrued but unpaid expenses. Other liabilities decreased by $10.6 million, or 16.1%, during the first nine months of 2024. As of September 30, 2024, accrued interest payable decreased $9.0 million, or 39.6% to $13.7 million from $22.7 million at December 31, 2023, largely due to the repayment of $280 million in BTFP borrowings from the FRB. The ACL on OBSC exposures remained unchanged at $2.1 million at September 30, 2024 and December 31, 2023.
CAPITAL
At September 30, 2024, the Company had total shareholders’ equity of $1.012 billion, comprised of $32.5 million in common stock, $41.1 million in treasury stock, $776.7 million in surplus, $335.7 million in undivided profits, and $92.1 million in accumulated comprehensive loss on available-for-sale securities. Total shareholders’ equity at the end of 2023 was $949.0 million. The increase of $62.6 million, or 6.6%, in shareholders’ equity during the first nine months of 2024 is primarily attributable to capital added through net earnings of $58.9 million and $25.5 million decrease in accumulated comprehensive loss offset by $23.4 million in cash dividends paid.
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

Regulatory Capital Ratios The First Bank	September 30, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio	14.3%	13.8%	6.5%	7.0%
Tier 1 Capital Ratio	14.3%	13.8%	8.0%	8.5%
Total Capital Ratio	15.2%	14.8%	10.0%	10.5%
Tier 1 Leverage Ratio	11.4%	10.7%	5.0%	7.0%

Regulatory Capital Ratios The First Bancshares, Inc.	September 30, 2024	December 31, 2023	Minimum Required to be Well Capitalized	Minimum Capital Required Basel III Fully Phased In
Common Equity Tier 1 Capital Ratio*	12.5%	12.1%	N/A	N/A
Tier 1 Capital Ratio**	12.9%	12.5%	N/A	N/A
Total Capital Ratio	15.4%	15.0%	N/A	N/A
Tier 1 Leverage Ratio	10.3%	9.7%	N/A	N/A
______________________________________
*The numerator does not include Preferred Stock and Trust Preferred.
**The numerator includes Trust Preferred.
Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2024 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Basel III rules require a “capital conservation buffer” for both the Company and the Bank. The capital conservation buffer is subject to a three-year phase-in period that began January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. Under this guidance banking institutions with a CETI, Tier 1 Capital Ratio and Total Risk Based Capital above the minimum regulatory adequate capital ratios but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.
As of September 30, 2024, management believes that each of the Bank and the Company met all capital adequacy requirements to which they are subject. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.
Total consolidated equity capital at September 30, 2024 was $1.012 billion, or approximately 12.7% of total assets. The Company currently has adequate capital to meet the minimum capital requirements for all regulatory agencies.
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
The Company had $123.6 million of subordinated debt, net of $1.4 million deferred issuance costs and $1.7 million unamortized fair value mark, at September 30, 2024, compared to $123.4 million, net of $1.6 million deferred issuance costs and $2.1 million unamortized fair value mark, at December 31, 2023.
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

Operating Net Earnings

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net income available to common shareholders	$18,571	$24,360	$58,896	$64,410
Acquisition and charter conversion charges	2,592	588	2,952	8,482
Tax on acquisition and charter conversion charges	(656)	(149)	(747)	(2,146)
Initial provision for acquired loans	—	—	—	10,727
Tax on initial provision for acquired loans	—	—	—	(2,714)
Treasury awards	—	(6,197)	—	(6,197)
Tax on Treasury awards	—	1,568	—	1,568
Contributions/consulting/advertising related to Treasury awards	—	5,190	—	5,190
Tax on contributions/consulting/advertising related to Treasury awards	—	(1,313)	—	(1,313)
Net earnings available to common shareholders, operating	$20,507	$24,047	$61,101	$78,007
Net Interest Income, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net interest income	$59,014	$60,704	$174,149	$191,660
Tax-exempt investment income	(2,925)	(2,929)	(8,836)	(8,825)
Taxable investment income	3,915	3,921	11,827	11,813
Net interest income, FTE	$60,004	$61,696	$177,140	$194,648

Average earning assets	$7,094,901	$7,001,048	$7,114,150	$7,056,606

Annualized net interest margin	3.33%	3.47%	3.26%	3.62%
Annualized net interest margin, FTE	3.38%	3.52%	3.32%	3.68%
Core Net Interest Margin

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net interest income (FTE)	$60,004	$61,696	$177,140	$194,648
Less purchase accounting adjustments	2,008	4,276	6,702	14,279
Net interest income, net of purchase accounting adj	$57,996	$57,420	$170,438	$180,369

Total average earning assets	$7,094,901	$7,001,048	$7,114,150	$7,056,606
Add average balance of loan valuation discount	20,306	31,269	22,433	27,005
Avg earning assets, excluding loan valuation discount	$7,115,207	$7,032,317	$7,136,583	$7,083,611

Core net interest margin	3.26%	3.27%	3.18%	3.40%

Interest Income Investment Securities, Fully Tax Equivalent

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Interest income investment securities	$10,989	$10,614	$34,070	$33,136
Tax-exempt investment income	(2,925)	(2,929)	(8,836)	(8,825)
Taxable investment income	3,915	3,921	11,827	11,813
Interest income investment securities, FTE	$11,979	$11,606	$37,061	$36,124

Average investment securities	$1,714,458	$1,882,672	$1,770,816	$1,951,109

Yield on investment securities	2.56%	2.26%	2.57%	2.26%
Yield on investment securities, FTE	2.79%	2.47%	2.79%	2.47%
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
The following table shows the estimated changes in net interest income at risk and market value of equity along with policy limits:

September 30, 2024	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Policy Limit	% Change from Base	Policy Limit
Up 400 bps	(15.4)%	(20.0)%	(3.7)%	(40.0)%
Up 300 bps	(6.3)%	(15.0)%	0.7%	(30.0)%
Up 200 bps	(0.3)%	(10.0)%	3.7%	(20.0)%
Up 100 bps	1.8%	(5.0)%	3.7%	(10.0)%
Down 100 bps	(1.0)%	(5.0)%	(5.6)%	(10.0)%
Down 200 bps	—%	(10.0)%	(11.1)%	(20.0)%
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2024, the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

September 30, 2024	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	244,149	241,746	244,137	248,485	243,319	228,869	206,668
Dollar Change	12	(2,391)		4,348	(818)	(15,268)	(37,469)
NII @ Risk - Sensitivity Y1	—%	(1.0)%		1.8%	(0.3)%	(6.3)%	(15.4)%
Policy Limits	(10.0)%	(5.0)%		(5.0)%	(10.0)%	(15.0)%	(20.0)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $12 thousand higher than in a stable interest rate scenario, for an unchanged variance of 0.0%.
Net interest income would likely decline by $818 thousand, or 0.3%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the unfavorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company would expect to benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio is approximately 145.0%, which means that there are more assets repricing than liabilities within the first year. The Company is asset sensitive. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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
The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2024, under different interest rate scenarios relative to a base case of current interest rates:

September 30, 2024	Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,286,285	1,366,143	1,446,901	1,499,989	1,500,491	1,457,655	1,393,509
Change in EVE from base	(160,616)	(80,758)		53,088	53,590	10,754	(53,392)
% Change	(11.1)%	(5.6)%		3.7%	3.7%	0.7%	(3.7)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, (the “Evaluation Date”), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 1, 2024, the Company filed its Answer and Affirmative Defenses. On March 5, 2024, the Company filed a Motion to Stay Proceedings and Compel Arbitration. The court has entered an order staying the case. The Company accrued $750 thousand for this litigation during the nine months ended September 30, 2024.
On July 3, 2024, the Plaintiff notified the court that the parties had reached an agreement in principle to settle the case. The Company and the Plaintiff have signed a term sheet to settle the case on a class-wide basis for $995 thousand, subject to court approval. The parties are currently negotiating the terms of the settlement agreement which will be presented to the court for approval.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors described in the Company's 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Current Programs
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
July 1 -July 31	1,869		$29.56	—	$50,000
August 1 -August 31	—		—	—	50,000
September 1 - September 30	—		—	—	50,000
Total	1,869	(b)	$29.56	—
______________________________________
(a)On February 28, 2024, the Company announced that its Board of Directors authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50 million in shares of the Company's issued and outstanding common stock. The 2024 Repurchase Program expires on December 31, 2024.
(b)The 1,869 shares purchased in the third quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

THE FIRST BANCSHARES, INC.
(Registrant)

November 8, 2024	/s/ M. RAY (HOPPY) COLE, JR. M. Ray (Hoppy) Cole, Jr. Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board
(Date)

November 8, 2024	/s/ DONNA T. (DEE DEE) LOWERY Donna T. (Dee Dee) Lowery, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(Date)