Form 10-K
period 2024-12-31
FIRST BANCSHARES INC /MS/
filed 2025-03-03
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file no. 000-22507
THE FIRST BANCSHARES, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6480 U.S. Hwy. 98 West, Suite A
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(601) 268-8998
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FBMS	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the price at which the registrant’s Common Stock was last sold on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $782.9 million.
On February 21, 2025, the registrant had outstanding 31,251,167 shares of common stock.

Auditor Firm PCAOB ID: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jackson, MS
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Annual Meeting of Shareholders to be held June 12, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K. Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

THE FIRST BANCSHARES, INC.
FORM 10-K

THE FIRST BANCSHARES, INC.
FORM 10-K
PART I
Special Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K of The First Bancshares, Inc. (“Company”), including information incorporated by reference herein, contains statements pertaining to the Company and The First Bank (“The First” or the “Bank”) which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, and may include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” ”seek,” “potential,” “aim,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other statements concerning opinions or judgments of the Company, the Bank, and management about possible future events or outcomes.
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
•risks and uncertainties relating to recent, pending or potential future mergers or acquisitions, including risks related to the planned Renasant Merger, including the fluctuation of the market value of the consideration to be paid to the Company’s shareholders in the Renasant Merger, the risks related to combining our businesses, expenses related to the Renasant Merger and integration of the combined entity, the risks that the Renasant Merger may not occur, and the risk of litigation related to the Renasant Merger;
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
•governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve (“Federal Reserve” or “FRB”);
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
•changes in technology or risks related to cybersecurity, which may be exacerbated by developments in generative artificial intelligence;
•changes in deposit flows;
•changes in accounting principles, policies, or guidelines;
•our ability to maintain adequate internal control over financial reporting; and
•other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).
We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved, or the assumptions will be accurate. The Company disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended December 31, 2024, included in Item 1A. Risk Factors and in our future filings with the SEC. Further information on The First Bancshares, Inc. is available in its filings with the Securities and Exchange Commission, available at the SEC’s website, http://www.sec.gov.

ITEM 1. BUSINESS
BUSINESS OF THE COMPANY
Overview and History
The First Bancshares, Inc. (“Company”) was incorporated on June 23, 1995 to serve as a bank holding company for The First Bank (“The First”), formerly known as The First, A National Banking Association, headquartered in Hattiesburg, Mississippi. The Company is a Mississippi corporation and is a registered bank holding company. The First began operations on August 5, 1996 from our main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. As of December 31, 2024, The First operated 116 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. Our principal executive offices are located at 6480 U.S. Highway 98 West, Hattiesburg, Mississippi 39402, and our telephone number is (601) 268-8998.
The Company is a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that it serves. These services include consumer and commercial loans, deposit accounts and safe deposit services.
We have benefited from historically strong asset quality metrics compared to most of our peers, which we believe illustrates our historically disciplined underwriting and credit culture. As such, we have been able to take advantage of growth opportunities when many of our peers were unable to do so. We have also focused on growing earnings per share and increasing our tangible common equity and tangible book value per share.
In recent years, we have developed and executed a regional expansion strategy to take advantage of growth opportunities through several acquisitions, which has allowed us to expand our footprint to Alabama, Florida, Louisiana, and Georgia. We believe the conversion and integration of these acquisitions have been successful to date, and we are optimistic that these markets will continue to contribute to our future growth and success. In addition, we continue to experience organic loan growth by continuing to strengthen our relationships with existing clients and creating new relationships.
On May 17, 2024, the Company, acting pursuant to authorization from its Board of Directors, provided written notice to The Nasdaq Stock Market LLC (“Nasdaq”) of its determination to voluntarily withdraw the principal listing of the Company’s voting common stock, $1.00 par value per share (the “Common Stock”), from Nasdaq and transfer the listing to the New York Stock Exchange (“NYSE”). The listing and trading of the Common Stock on Nasdaq ended at market close on May 29, 2024, and trading commended on the NYSE at market open on May 30, 2024. The Common Stock is traded on the NYSE under the symbol “FBMS.”
On July 29, 2024, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Renasant Corporation (“Renasant”), the holding company for Renasant Bank, whereby the Company will merge with and into Renasant, with Renasant continuing as the surviving corporation, and immediately thereafter, the Bank will merge with and into Renasant Bank (collectively, the “Renasant Merger”). Subject to the terms and conditions of the Merger Agreement, the companies will combine in an all-stock transaction in which all shareholders of the Company will receive 1.00 share of Renasant common stock for each share of Company common stock. The Renasant Merger has been approved by each company’s board of directors and shareholders and is expected to close in the first half of 2025. Completion of the Renasant Merger remains subject to customary closing conditions, including the receipt of required regulatory approvals.
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company”, “we”, “us”, “our”, or similar references, mean The First Bancshares, Inc. and our subsidiaries, including our banking subsidiary, The First, on a consolidated basis. References to “The First” or the “Bank” mean our wholly owned banking subsidiary, The First Bank.
Human Capital Resources
At December 31, 2024, The First employed 1,051 full-time employees spanning five states and 116 locations. In 2024 alone, our team members donated over 4,700 volunteer hours to more than 500 organizations, including delivering financial education to over 29,300 community members and students.

The First is dedicated to providing competitive compensation and benefits programs to help attract and maintain highly skilled and experienced employees. Our compensation and benefits programs include a 401(k) plan with matching contributions, a Loan Incentive Plan for our lending officers, healthcare and dental insurance benefits, health savings accounts, flexible spending accounts, life and disability insurance, as well as paid time off. The Company offers a Continuing Education Program for our employees to support and help them attain personal goals and professional achievements by encouraging and supporting those who pursue and participate in continuing their education.
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
In addition to maintaining a safe and healthy workplace, The First provides our employees with access to a Grief Counseling and Confidential Assistance Program, which provides counseling services to employees on a confidential basis to ensure our employees get the help they need when they need it. The First also has an Employee Support Program funded by our Heritage Community Foundation for bank employees who suffer a loss of loved ones, emergency medical procedures and other issues that affect employees. In 2024, our employees contributed over $30 thousand to the Heritage Community Foundation, which benefited employees in need, nonprofit organizations and local disaster relief efforts.
Market Areas
As of December 31, 2024, The First had 116 locations across Mississippi, Louisiana, Alabama, Florida, and Georgia.
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
Mortgage Loan Division. We have a residential mortgage loan division, which originates conventional, or government agency insured loans to purchase existing residential homes, construct new homes or refinance existing mortgages.
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
We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet, and financial technology, or fintech companies. Recent technology advances and other changes have allowed parties to effect financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic accelerated the move toward digital financial services products, and we expect that trend to continue.
Available Information
Pursuant to the Exchange Act, we are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to such filings. The SEC maintains a website at www.sec.gov that contains the reports, proxy statements, and other filings we electronically file with the SEC. Such information is also available free of charge on or through our website www.thefirstbank.com as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. Information appearing on the Company’s website is not part of any report that it files with the SEC.

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
We, The First, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.
Bank Holding Company Regulation
We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act, as amended (“BHC Act”). As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Mississippi or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act (“CRA”); and (4) the effectiveness of the companies in combating money laundering.
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

Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.
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
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule.
Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and The First, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NYSE and Nasdaq, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. NYSE and Nasdaq's listing standards pursuant to the SEC's rule became effective on October 2, 2023. We adopted a compensation recovery policy pursuant to the Nasdaq listing standards effective as of October 2, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.
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

Other Regulatory Matters
We are subject to oversight by the SEC, the PCAOB, NYSE, and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.
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
We and The First are each subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.
To be well-capitalized, The First must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The First was well capitalized at December 31, 2024, and brokered deposits are not restricted.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to The First, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
On October 29, 2019, the federal banking agencies issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The First has chosen not to opt into the CBLR at this time.
In 2024, the Company’s and The First’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and The First will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. Certain regulatory capital ratios of the Company and The First, as of December 31, 2024, are shown in the following table:

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Minimum Capital Required Basel III Fully Phased-In	The First Bancshares, Inc.	The First
Common Equity Tier 1 risk-based capital ratio	4.5%	6.5%	7.0%	12.7%	14.5%
Tier 1 risk-based capital ratio	6.0%	8.0%	8.5%	13.1%	14.5%
Total risk-based capital ratio	8.0%	10.0%	10.5%	15.6%	15.4%
Leverage ratio	4.0%	5.0%	4.0%	10.5%	11.6%

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
In addition, as discussed in more detail below, The First and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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
Anti-Money Laundering
Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2021 (“USA PATRIOT Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
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
Economic Sanctions
The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
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
On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.
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
Risks Related to the Renasant Merger
Failure to complete the Renasant Merger could negatively affect our stock price and our future business and financial results.
The Renasant Merger is subject to a number of customary conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. If the Renasant Merger is not consummated, the ongoing business and financial results of the Company may be adversely affected and the Company will be subject to several risks, including significant declines in the market price of the Company’s common stock and litigation related to any failure to complete the Renasant Merger. If the consummation of the Renasant Merger is delayed, the business, financial condition and results of operations of the Company may be adversely affected.
In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the Renasant Merger. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risk arising in the connection with the failure of or delay in consummating the Renasant Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the merger, could have an adverse effect on the Company’s business, financial condition and results of operations.
Because the market price of Renasant common stock will fluctuate, the value of the merger consideration to be received by the Company’s shareholders may change.
The Merger Agreement provides that shareholders of the Company will receive 1.00 share of Renasant common stock for each share of Company common stock. The closing price of Renasant common stock on the date the merger is completed may vary from the closing price of Renasant common stock on the date the Company and Renasant announced the signing of the Merger Agreement and the date of the special meeting of the Company’s shareholders regarding the Renasant Merger. Because the merger consideration is determined by a fixed exchange ratio, Renasant will not know or be able to calculate the value of the shares of common stock it will issue to the Company’s shareholders upon completion of the merger. Any changes in the market price of Renasant common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of the Company and Renasant.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the consummation of the Renasant Merger.
Before the Renasant Merger may be completed, various approvals, consents and/or non-objections must be obtained from bank regulatory authorities. These approvals could be delayed or not obtained at all, including due to an adverse development in either the Company’s or Renasant’s regulatory standing or in any other factors considered by regulators in granting such approvals. The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the Merger Agreement. There can be no assurance that regulators will not impose such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the Renasant Merger, imposing additional material costs on or materially limiting the revenues of the combines company following the Renasant Merger or otherwise reduce the anticipated benefits of the Renasant Merger if the merger is consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Renasant Merger. The completion of the Renasant Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any burdensome conditions and the expiration of all statutory waiting periods.
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

The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly have a destabilizing effect on our financial condition and results of operations. In addition, the U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations could cause interest rate increases, disrupt access to capital markets and deepen recessionary conditions. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for credit losses and could negatively impact our results of operations.
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
On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“ASC 326”). The Financial Accounting Standards Board (the “FASB”) issued ASC 326 to replace the incurred loss model for loans and other financial assets with an expected loss model and requires consideration of a wider range of reasonable and supportable information to determine credit losses. In accordance with ASC 326, the Company has developed an allowance for credit losses (“ACL”) methodology effective January 1, 2021, which replaces its previous allowance for loan losses methodology. The ACL is a valuation account that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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

Beginning in early 2022 and continuing into 2023, in response to growing signs of inflation, the FRB increased interest rates rapidly. The FRB began lowering interest rates in September 2024 in response to declining inflation and labor market concerns, followed by two additional cuts in November and December, although rates nonetheless remain elevated. Sustained elevated interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. We may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds, which could result in negative pressure on our net interest income. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on the Company’s results of operations.
Certain changes in interest rates, inflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.
Loan originations, and therefore loan revenues, could be adversely impacted by changes in interest rates. Elevated market interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to repay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. If interest rates continue to decrease, our yield on our variable rate loans and on our new loans would decrease, reducing our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities, which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
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
The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and monetary policy, we cannot predict the impact of future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to developing situations or implementing new fiscal or trade policies may result in currency fluctuations, exchange controls, market disruption and other unanticipated economic effects. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers to repay their loans. Such actions could have an adverse effect on our results of operations and profitability.
We are subject to regulation by various Federal and State entities.
The Company and The First are subject to extensive regulation by various regulatory agencies, including the Federal Reserve, the FDIC, the Mississippi Department of Banking and Consumer Finance and the CFPB. See Supervision and Regulation above for more information. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. In addition, the Company and The First are subject to various federal and state laws. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company and the First in substantial and unpredictable ways.
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
Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than The First and offer certain services such as trust banking that The First does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of The First that may provide these competitors with an advantage in geographic convenience that The First does not have at present. Currently, there are numerous other commercial banks, savings institutions, and credit unions operating in The First’s primary service area.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally identifiable information that is protected under applicable federal and state laws and regulations. As such, we rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions, cyber security breaches or other security breaches or, if they do occur, that they will be adequately addressed. Furthermore, developments in generative artificial intelligence (“AI”) may heighten these risks by enabling more sophisticated cyber threats, including AI-generated phishing attacks and automated vulnerability exploitation. We have been, and likely will continue to be, subject to various forms of external security breaches, which may include computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals’ intent on committing cyber-crime. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted, and in some cases, prevented.
The development and use of generative artificial intelligence presents risks and challenges that may adversely impact the Company’s business.
The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI model, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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
Our business is susceptible to fraud.
Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses that could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for credit losses.
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
Any future bank failures like those experienced in 2023 or similar events may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly-traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.
Risks Related to our Acquisition Activity
We may engage in acquisitions of other businesses from time to time, which involve risks and uncertainties that may adversely impact our results.
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
•adverse weather conditions, including floods, tornados and hurricanes;
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
Our common stock is listed and traded on the NYSE. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the capital markets to raise additional capital. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding. If the market should fail to operate, or if conditions in the capital markets are adverse, our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Should these risks materialize, the ability to further expand our operations through organic or acquisitive growth may be limited.
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
Although our common stock is listed for trading on the NYSE, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
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

The Board and our executives appreciate the severity of cybersecurity-related risks and support the continuous development of and investment in the information security program.

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

Network and Device Security

The Company employs a constantly evolving, defense-in-depth methodology to cybersecurity. Robust high-availability firewalls are in place at the perimeter. Remote workers are supported through the Company’s secure virtual private network (VPN) and uses multifactor authentication. The Company has a vulnerability management program in place that includes a managed detect and response platform to ensure monitoring of the Company’s network, ensures the timely installation of software patches, and provides a risk-based approach to addresses vulnerabilities across the network. Network security controls are in place to prevent unauthorized access to the network or the Company’s IT resources. The Company employs controls over its managed workstations, servers, and other endpoints to prevent inappropriate access or damage to physical, virtual, or data assets. Data loss prevention programs are in place to prevent the inappropriate transmission or exposure of sensitive data assets or customer information.

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

Our Board of Directors’ Role in Oversight of Cybersecurity Threats

Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board of Directors oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Board Risk Committee.

The Board of Directors’ Risk Committee has primary responsibility for overseeing the Company’s comprehensive Enterprise Risk Management program. The Enterprise Risk Management program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in Board Risk Committee meetings.

The Board’s oversight of cybersecurity risk is supported by our CISO and Cybersecurity Manager. The CISO and the Cybersecurity Manager attend Board Risk Committee meetings, periodically provides cybersecurity and other information security updates to the Board Risk Committee. The CISO also provides an annual information security program summary report to the Board of Directors, outlining the overall status of our information security program and the Company’s compliance with regulatory guidelines.

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

The CISO and Cybersecurity Manager support the information security risk oversight responsibilities of the Board of Directors and its committees. The CISO reports to our Chief Information Officer, who in turn reports to our Chief Executive Officer and President. The Cybersecurity Manager reports to the Information Technology Director, who in turn reports to the Chief Information Officer.

Our Cybersecurity Manager has experience spanning multiple OCC and FDIC regulated financial institutions across the nation. He holds various cybersecurity related certifications and is currently registered with the International

Information Systems Security Certification Consortium as a Certified Information Systems Security Professional (CISSP) member in good standing.

Role of the Enterprise Risk Manager

Our Enterprise Risk Manager is responsible for oversight of the Company’s information technology governance and risk program. In this role, the Enterprise Risk Manager provides independent oversight of information technology risk, promotes effective challenge to the Company’s information technology systems, and ensures that high-level risks receive appropriate attention. The Enterprise Risk Manager is a member of the Company’s Risk Management Group and reports to the Chief Risk Officer, who in turn reports to the Board Risk Committee.

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
ITEM 2. PROPERTIES
Our Company’s main office, which is the holding company headquarters, is located at 6480 U.S. Highway 98 West in Hattiesburg, Mississippi. As of year-end, we had 109 full-service banking and financial service offices, one motor bank facility and six loan production offices across Mississippi, Alabama, Florida, Georgia and Louisiana. Management ensures that all properties, whether owned or leased, are maintained in suitable condition.
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
Nancy Hall, et al. v. The First Bancshares, Inc., Case No. 2:23-cv-192, United States District Court, Southern District of Mississippi.
On December 7, 2023, Nancy Hall, individually and on behalf of all others similarly situated (“Plaintiff”), sued The First Bancshares, Inc., as successor in interest to Heritage Southeast Bank, in a putative class action complaint in federal district court for the Southern District of Mississippi. Plaintiff asserts claims based on the alleged improper assessment and collection of overdraft fees. Specifically, Plaintiff's claims relate to overdraft fees resulting from alleged “authorized positive, settle negative” or APSN debit card transactions. The complaint asserts causes of action of breach of contract, including the covenant of good faith and fair dealing, and unjust enrichment. The complaint also asserts a claim for alleged violations of Regulation E of the Electronic Funds Transfer Act. The complaint seeks an unspecified amount of damages, restitution, costs, attorney's fees, and interest, as well as injunctive relief.
On February 1, 2024, the Company filed its Answer and Affirmative Defenses. On March 5, 2024, the Company filed a Motion to Stay Proceedings and Compel Arbitration. The court has entered an order staying the case. The Company accrued $995 thousand for this litigation during the twelve months ended December 31, 2024.
On July 3, 2024, the Plaintiff notified the court that the parties had reached an agreement in principle to settle the case on a class-wide basis for $995 thousand. The settlement has received preliminary court approval.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock are traded on the NYSE under the symbol “FBMS.”
There were approximately 4,821 record holders of the Company’s common stock at February 21, 2025 and 31,251,167 shares outstanding.
Subject to the approval of the Board of Directors and applicable regulatory requirements, the Company expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of The First to pay dividends to the Company and the ability of the Company to pay dividends on its common stock is set forth in Part 1 – Item 1. Business – Supervision and Regulation of this report.
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock we repurchased during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October	—		$—	—	50,000
November	—		—	—	50,000
December	52,328		36.15	—	50,000
Total	52,328	(a)	$36.15	—
______________________________________
(a)The 52,328 shares purchased in the fourth quarter were withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
(b)On February 28, 2024, the Company announced that its Board of Directors authorized a new share repurchase program (the “2024 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company’s issued and outstanding common stock. The 2024 Repurchase Program expired on December 31, 2024.
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
The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2019 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Composite-Total Returns Index and the common stocks of the Nasdaq OMX Banks Index. The Nasdaq OMX Banks Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
First Bancshares, Inc
NASDAQ Composite-Total Return
NASDAQ QMX Banks Index

Legend

Symbol	Total Returns Index For:	2019	2020	2021	2022	2023	2024

	First Bancshares, Inc.	100.00	88.41	112.24	95.15	89.97	111.16
	NASDAQ Composite-Total Returns	100.00	144.92	177.06	119.45	172.77	223.87
	NASDAQ OMX Banks Index	100.00	92.50	132.19	110.67	106.86	128.85

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on 12/31/2019.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following provides a narrative discussion and analysis of The First Bancshares’ financial condition as of December 31, 2024 and 2023 and results of operations for the years ended December 31, 2024, 2023, and 2022. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. Financial Statements and Supplementary Data included elsewhere in this report.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Accounting policies considered critical to our financial results include the allowance for credit losses and related provision. The most critical of these is the accounting policy related to the allowance for credit losses.
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
Overview
The Company was incorporated on June 23, 1995, and serves as a bank holding company for The First, formerly known as The First, A National Banking Association, located in Hattiesburg, Mississippi. The First began operations on August 5, 1996, from its main office in the Oak Grove community, which is now incorporated within the city of Hattiesburg. Currently, the First has 116 locations in Mississippi, Alabama, Florida, Georgia and Louisiana. The Company and The First engage in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small-to medium-sized businesses, professional concerns, and individuals.
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
Highlights for the year:
•In the year-over-year comparison, net income available to common shareholders increased $1.7 million, or 2.3%, from $75.5 million for the year ended December 31, 2023 to $77.2 million for the same period ended December 31, 2024.
•Total loans increased $237.2 million for the year ended December 31, 2024, representing net growth of 4.6%, as compared to the same period ended December 31, 2023.
•Past due loans of $21.8 million to total loans was 0.40% for the year ended December 31, 2024, compared to $11.7 million, or 0.23%, for the same period ended December 31, 2023.

•Total deposits increased $142.0 million, or 2.2%, from $6.463 billion for the year ended December 31, 2023 to $6.605 billion for the same period ended December 31, 2024.
At December 31, 2024, the Company had approximately $8.005 billion in total assets, an increase of $0.005 billion compared to $7.999 billion at December 31, 2023. Loans, including mortgage loans held for sale and net of the allowance for credit losses, increased to $5.355 billion at December 31, 2024 from $5.119 billion at December 31, 2023. Deposits increased to $6.605 billion at December 31, 2024 from $6.463 billion at December 31, 2023. Stockholders’ equity increased to $1.005 billion at December 31, 2024 from $949.0 million at December 31, 2023.
The First (Bank only) reported net income of $90.9 million, $81.8 million and $72.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company reported consolidated net income available to common stockholders of $77.2 million, $75.5 million and $62.9 million, respectively. The following discussion should be read in conjunction with the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere.
Results of Operations
The following is a summary of the results of operations for The First (Bank only) the years ended December 31, 2024, 2023, and 2022.

($ in thousands)	2024	2023	2022
Interest income	$369,797	$340,897	$200,375
Interest expense	128,130	83,638	15,085
Net interest income	241,667	257,259	185,290
Provision for credit losses	3,790	14,500	5,605
Net interest income after provision for loan losses	237,877	242,759	179,685
Non-interest income	49,746	39,722	34,288
Non-interest expense	171,283	177,324	122,373
Income tax expense	25,420	23,352	19,033
Net income	$90,920	$81,805	$72,567
The following reconciles the above table to the amounts reflected in the consolidated financial statements of the Company at December 31, 2024, 2023, and 2022.

($ in thousands)	2024	2023	2022
Net interest income:
Net interest income of The First	$241,667	$257,259	$185,290
Interest expense	7,398	7,934	7,474
	$234,269	$249,325	$177,816

Net income available to common shareholders:
Net income of The First	$90,920	$81,805	$72,567
Net loss of the Company	(13,726)	(6,348)	(9,648)
	$77,194	$75,457	$62,919
Consolidated Net Income
The Company reported consolidated net income available to common stockholders of $77.2 million for the year ended December 31, 2024, compared to a consolidated net income of $75.5 million for the year ended December 31, 2023.
Net interest income was $234.3 million for the twelve months ended December 31, 2024, a decrease of $15.1 million in year-over-year comparison, primarily due to an increase in interest expense on deposits partially offset by an increase in loan interest income.

Non-interest income was $49.8 million for the year ended December 31, 2024, an increase of $3.1 million as compared to the same period ended December 31, 2023. This increase was attributed to the loss on sale of available for sale investment securities of $9.7 million in 2023, partially offset by the U.S. Treasury award of $6.2 million received in 2023.
Non-interest expense was $182.3 million for the year ended December 31, 2024, a decrease of $2.5 million as compared to the same period ended December 31, 2023. The decrease was partially attributable to $12.2 million decrease in acquisition and other expenses partially offset by an increase of $8.7 million in salary expense. Included in the increase in salary expense is $1.9 million in accelerated vesting on restricted stock grants related to the Renasant Merger.
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
Consolidated net interest income was approximately $234.3 million for the year ended December 31, 2024, as compared to $249.3 million for the year ended December 31, 2023, primarily due to an increase in interest expense on deposits partially offset by an increase in loan interest income. Average interest-bearing liabilities for the year 2024 were $5.098 billion compared to $4.935 billion for the year 2023. Net interest margin, which is net interest income divided by average earning assets, was 3.35% for the year 2024 compared to 3.59% for the year 2023. Rates paid on average interest-bearing liabilities increased to 2.65% for the year 2024 compared to 1.86% for the year 2023. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rates as set by federal agencies. Average loans comprised 73.8% of average earnings assets for the year 2024 compared to 71.4% for the year 2023.
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
Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2024			2023			2022
($ in thousands)	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Earning Assets
Loans (1)(2)	$5,250,117	$321,665	6.13%	$5,036,021	$294,541	5.85%	$3,302,265	$157,761	4.78%
Securities (4)	1,751,273	48,671	2.78%	1,918,575	47,913	2.50%	2,023,214	46,305	2.29%
Federal funds sold and interest bearing deposits with other banks (3)	116,457	3,444	2.96%	97,183	2,453	2.52%	366,465	50	0.01%
Total earning assets	7,117,847	373,780	5.25%	7,051,779	344,907	4.89%	5,691,944	204,116	3.59%
Other	843,649			866,869			584,164
Total assets	$7,961,496			$7,918,648			$6,276,108

Liabilities
Interest-bearing liabilities	$5,098,047	$135,566	2.65%	$4,934,875	$91,608	1.86%	$3,943,531	$22,577	0.57%
Demand deposits	1,815,620			2,012,129			1,660,696
Other liabilities	71,151			77,252			45,065
Stockholders’ equity	976,678			894,392			626,816
Total liabilities and stockholders’ equity	$7,961,496			$7,918,648			$6,276,108

Net interest spread			2.60%			3.03%			3.02%
Net yield on interest-earning assets		$238,214	3.35%		$253,299	3.59%		$181,539	3.19%
______________________________________
(1)Includes nonaccrual loans of $20,338, $10,690, and $12,591 for the years ended December 31, 2024, 2023, and 2022, respectively. Loans include held for sale loans.
(2)Includes loan fees of $6,520, $7,665, and $7,453 for the years ended December 31, 2024, 2023, and 2022, respectively.
(3)Includes Excess Balance Account-First National Banker’s Bank.
(4)Fully tax equivalent yield assuming a 25.3% tax rate for the first nine months of 2024 and 24.8% tax rate for the fourth quarter 2024. Fully tax equivalent yield assuming 25.3% tax rate for 2023, and 2022.

Analysis of Changes in Net Interest Income. The following table presents the consolidated dollar amount of changes in interest income and interest expense attributable to changes in volume and to changes in rate. The combined effect in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.
Analysis of Changes in Consolidated Net Interest Income

	Year Ended December 31, 2024 versus 2023 Increase (decrease) due to			Year Ended December 31, 2023 versus 2022 Increase (decrease) due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$12,479	$14,645	$27,124	$82,887	$53,893	$136,780
Securities (1)	(4,165)	4,923	758	(2,405)	4,013	1,608
Federal funds sold and interest bearing deposits with other banks	483	508	991	(28)	2,431	2,403
Total interest income	8,797	20,076	28,873	80,454	60,337	140,791
Interest-Bearing Liabilities
Interest-bearing transaction accounts	95	15,060	15,155	903	19,659	20,562
Money market accounts and savings	(293)	12,339	12,046	491	16,071	16,562
Time deposits	7,813	11,466	19,279	2,078	18,160	20,238
Borrowed funds	(2,759)	237	(2,522)	10,642	1,027	11,669
Total interest expense	4,856	39,102	43,958	14,114	54,917	69,031
Net interest income	$3,941	$(19,026)	$(15,085)	$66,340	$5,420	$71,760
______________________________________
(1)Fully tax equivalent yield assuming a 25.3% tax rate for the first nine months of 2024 and 24.8% tax rate for the fourth quarter 2024. Fully tax equivalent yield assuming 25.3% tax rate for 2023, and 2022.
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

The following tables illustrate the Company’s consolidated interest rate sensitivity and consolidated cumulative gap position by maturity at December 31, 2024, 2023, and 2022.

$ in thousands	December 31, 2024
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$306,245	$401,168	$707,413	$4,703,505	$5,410,918
Securities (2)	32,970	38,653	71,623	1,514,619	1,586,242
Funds sold and other	—	106,226	106,226	—	106,226
Total earning assets	$339,215	$546,047	$885,262	$6,218,124	$7,103,386
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,963,776	$1,963,776	$—	$1,963,776
Money market accounts	1,046,849	—	1,046,849	—	1,046,849
Savings deposits (1)	—	495,938	495,938	—	495,938
Time deposits	859,607	371,461	1,231,068	70,540	1,301,608
Total interest-bearing deposits	1,906,456	2,831,175	4,737,631	70,540	$4,808,171
Borrowed funds (3)	210,000	—	210,000	—	210,000
Total interest-bearing liabilities	2,116,456	2,831,175	4,947,631	70,540	5,018,171
Interest-sensitivity gap per period	$(1,777,241)	$(2,285,128)	$(4,062,369)	$6,147,584	$2,085,215
Cumulative gap at December 31, 2024	$(1,777,241)	$(4,062,369)	$(4,062,369)	$2,085,215	$2,085,215
Ratio of cumulative gap to total earning assets at December 31, 2024	(25.0)%	(57.2)%	(57.2)%	29.4%

$ in thousands	December 31, 2023
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$262,916	$406,261	$669,177	$4,503,779	$5,172,956
Securities (2)	51,735	35,679	87,414	1,609,490	1,696,904
Funds sold and other	—	130,948	130,948	—	130,948
Total earning assets	$314,651	$572,888	$887,539	$6,113,269	$7,000,808
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,914,792	$1,914,792	$—	$1,914,792
Money market accounts	1,090,484	—	1,090,484	—	1,090,484
Savings deposits (1)	—	532,827	532,827	—	532,827
Time deposits	361,342	618,134	979,476	96,280	1,075,756
Total interest-bearing deposits	1,451,826	3,065,753	4,517,579	96,280	$4,613,859
Borrowed funds (3)	250,000	140,000	390,000	—	390,000
Total interest-bearing liabilities	1,701,826	3,205,753	4,907,579	96,280	5,003,859
Interest-sensitivity gap per period	$(1,387,175)	$(2,492,865)	$(4,020,040)	$6,016,989	$1,996,949
Cumulative gap at December 31, 2023	$(1,387,175)	$(3,880,040)	$(4,020,040)	$1,996,949	$1,996,949
Ratio of cumulative gap to total earning assets at December 31, 2023	(19.8)%	(55.4)%	(57.4)%	28.5%

$ in thousands	December 31, 2022
	Within Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Nonsensitive	Total
Assets
Earning assets:
Loans	$180,128	$247,781	$427,909	$3,350,693	$3,778,602
Securities (2)	13,565	58,431	71,996	1,876,589	1,948,585
Funds sold and other	—	78,139	78,139	—	78,139
Total earning assets	$193,693	$384,351	$578,044	$5,227,282	$5,805,326
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts (1)	$—	$1,769,699	$1,769,699	$—	$1,769,699
Money market accounts	825,813	—	825,813	—	825,813
Savings deposits (1)	—	542,296	542,296	—	542,296
Time deposits	118,108	440,087	558,195	168,200	726,395
Total interest-bearing deposits	943,921	2,752,082	3,696,003	168,200	3,864,203
Borrowed funds (3)	130,100	—	130,100	—	130,100
Total interest-bearing liabilities	1,074,021	2,752,082	3,826,103	168,200	3,994,303
Interest-sensitivity gap per period	$(880,328)	$(2,367,731)	$(3,248,059)	$5,059,082	$1,811,023
Cumulative gap at December 31, 2022	$(880,328)	$(3,248,059)	$(3,248,059)	$1,811,023	$1,811,023
Ratio of cumulative gap to total earning assets at December 31, 2022	(15.2)%	(55.9)%	(55.9)%	31.2%

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
(3)Does not include subordinated debentures of $123,731, $123,386, $145,027 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The following tables depict, for the periods indicated, certain information related to interest rate sensitivity in net interest income and market value of equity:

December 31, 2024
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(15.4)%	(20.0)%	(6.2)%	(40.0)%
Up 300 bps	(6.5)%	(15.0)%	(1.8)%	(30.0)%
Up 200 bps	(0.7)%	(10.0)%	1.3%	(20.0)%
Up 100 bps	1.4%	(5.0)%	1.9%	(10.0)%
Down 100 bps	(1.2)%	(5.0)%	(3.3)%	(10.0)%
Down 200 bps	1.0%	(10.0)%	(5.8)%	(20.0)%

December 31, 2023
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(19.0)%	(20.0)%	(12.4)%	(40.0)%
Up 300 bps	(9.1)%	(15.0)%	(6.7)%	(30.0)%
Up 200 bps	(2.3)%	(10.0)%	(2.0)%	(20.0)%
Up 100 bps	0.7%	(5.0)%	0.6%	(10.0)%
Down 100 bps	0.5%	(5.0)%	(2.4)%	(10.0)%
Down 200 bps	2.3%	(10.0)%	(5.0)%	(20.0)%

December 31, 2022
	Net Interest Income at Risk		Market Value of Equity
Change in Interest Rates	% Change from Base	Bank Policy Limit	% Change from Base	Bank Policy Limit
Up 400 bps	(11.3)%	(20.0)%	(16.6)%	(40.0)%
Up 300 bps	(6.4)%	(15.0)%	(10.6)%	(30.0)%
Up 200 bps	(2.9)%	(10.0)%	(5.8)%	(20.0)%
Up 100 bps	(0.9)%	(5.0)%	(2.2)%	(10.0)%
Down 100 bps	1.1%	(5.0)%	0.9%	(10.0)%
Down 200 bps	(0.7)%	(10.0)%	(2.2)%	(20.0)%
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
At December 31, 2024, the ACL was $56.2 million, or 1.1% of LHFI, an increase of $2.2 million, or 4.0% when compared to December 31, 2023. The 2024 increase is attributable to loan growth. At December 31, 2023, the allowance for credit losses was approximately $54.0 million, which was 1.1% of LHFI. In 2023, the Bank acquired loans totaling $1.159 billion, net of purchase accounting adjustments, and recorded initial ACL on PCD loans of $3.2 million related to the HSBI acquisition. In addition, the 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. The Company maintains the allowance at a level that management believes is adequate to absorb expected credit losses in the loan portfolio.
The provision for credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. The Company’s provision for credit losses was a $3.8 million for the year ended December 31, 2024 and $13.8 million for the year ended December 31, 2023, and $5.4 million for the year ended December 31, 2022. The 2024, increase is attributable to loan growth. A majority of the 2023 and 2022 increase in the Company's provision for credit losses is attributed to the HSBI and BBI acquisitions detailed herein.
At December 31, 2024, management believes the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for credit losses change, management’s estimate of expected credit losses in the portfolio could also change, which would affect the level of future provisions for credit losses.
Allowance for Credit Losses on Off Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit (“OBSC”) exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet. The Company's provision for credit losses on OBSC exposures was $32 thousand for the year end December 31, 2024, $750 thousand for the year ended December 31, 2023, and $255 thousand for the year ended December 31, 2022. The Company’s ACL on OBSC was $2.1 million for the year ended December 31, 2024, $2.1 million for the year ended December 31, 2023, and $1.3 million for the year ended December 31, 2022. The increase in the ACL on OBSC exposures for the year ended December 31, 2024 is attributable to an increase in unfunded commitments. The increase in the ACL on OBSC exposures for the year ended December 31, 2023 when compared to the same period in 2022 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments.
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
Total nonaccrual loans at December 31, 2024, were $20.3 million, an increase of $9.6 million compared to $10.7 million at December 31, 2023. Management believes these relationships were adequately reserved at December 31, 2024. See Note E – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for a description of modified loans.
A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract and does not meet the standard of a non-performing asset as outlined by regulatory guidance. These loans may or may not be current as to principal and interest repayment, but they still possess some asset quality characteristics that give management a reason to believe that repayment in full under the contractual terms of the agreement are possible. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses. At December 31, 2024 and 2023, The First had potential problem loans of $124.5 million and $107.1 million, respectively.

Summary of Credit Loss Experience
Consolidated Allowance for Credit Losses

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Average LHFI outstanding	$5,250,117	$5,036,021	$3,302,265
Loans outstanding at year end, including LHFS	$5,410,918	$5,172,956	$3,778,630

Total nonaccrual loans	$20,338	$10,690	$12,591

Beginning balance of allowance	$54,032	$38,917	$30,742
Initial allowance on acquired PCD loans	—	3,176	1,303
Loans charged-off	(3,894)	(3,092)	(1,218)
Total recoveries	2,309	1,281	2,740
Net loans (charged-off) recoveries	(1,585)	(1,811)	1,522
Provision for credit losses	3,758	13,750	5,350
Balance at year end	$56,205	$54,032	$38,917

Net (charge-offs) recoveries to average loans	(0.03)%	(0.04)%	0.05%
Allowance as percent of total loans	1.04%	1.04%	1.03%
Nonaccrual loans as a percentage of total loans	0.38%	0.21%	0.33%
Allowance as a multiple of nonaccrual loans	2.76X	5.05X	3.10X
At December 31, 2024, allowance as of percent of total loans remained unchanged at 1.04% when compared to the same period in 2023. At December 31, 2024, nonaccrual loans as a percentage of total loans increased 0.17% to 0.38% when compared to 0.21% at December 31, 2023. Approximately $6.6 million of the increase in nonaccrual loans is attributed to loans acquired in the HSBI and BBI acquisitions that were identified and have been monitored since acquisition.
At December 31, 2023, allowance as of percent of total loans increased 0.01% to 1.04% when compared to 1.03% at December 31, 2022. The increase is attributed to the increase in loan volume related to the HSBI acquisition and organic loan growth in 2023. At December 31, 2023, nonaccrual loans as a percentage of total loans decreased 0.12% to 0.21% when compared to 0.33% at December 31, 2022. The decrease was attributed to a $1.9 million decrease in nonaccrual loans.
The following table represents the components of the ACL for the years 2024, 2023, and 2022.

($ in thousands)	Allowance for Credit Losses
Allocated:	2024	2023	2022
Collateral dependent loans	$595	$408	$5
Loans collectively evaluated	55,610	53,624	38,912
Total	$56,205	$54,032	$38,917
Loans collectively evaluated are those loans or pools of loans assigned a grade by internal loan review.

The following table represents the activity of the allowance for credit losses for the years 2024, 2023, and 2022.

($ in thousands)	Analysis of the Allowance for Credit Losses
	2024	2023	2022
Balance at beginning of period	$54,032	$38,917	$30,742
Initial allowance on acquired PCD loans	—	3,176	1,303
Loans charged-off:
Commercial, financial and agriculture	(1,173)	(745)	(259)
Commercial real estate	(161)	(250)	(72)
Consumer real estate	(522)	(49)	(204)
Consumer installment	(2,038)	(2,048)	(683)
Total	(3,894)	(3,092)	(1,218)
Recoveries on loans previously charged-off:
Commercial, financial and agriculture	319	349	433
Commercial real estate	676	116	591
Consumer real estate	85	249	1,015
Consumer installment	1,229	567	701
Total	2,309	1,281	2,740
Net (charge-offs) recoveries	(1,585)	(1,811)	1,522
Provision:
Initial provision for acquired non-PCD loans	—	10,719	3,855
Provision for credit losses charged to expense	3,758	3,031	1,495
Balance at end of period	$56,205	$54,032	$38,917
The following tables represents how the ACL is allocated to a particular loan type as well as the percentage of the category to total gross loans at December 31, 2024, 2023, and 2022.
Allocation of the Allowance for Credit Losses

($ in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	% of loans in each category to total gross loans	Amount	% of loans in each category to total gross loans	Amount	% of loans in each category to total gross loans
Commercial, financial and agriculture	$11,203	13.7%	$8,844	15.5%	$6,349	14.2%
Commercial real estate	29,467	61.5%	29,125	59.2%	20,389	56.5%
Consumer real estate	14,876	24.0%	15,260	24.2%	11,599	28.1%
Consumer installment	659	0.8%	803	1.1%	580	1.2%
Total loans	$56,205	100%	$54,032	100%	$38,917	100%
Loan Concentrations
Diversification within the loan portfolio is an important means of reducing inherent lending risk. As of December 31, 2024, management does not consider there to be any significant credit concentration within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower’s ability to repay a loan is dependent upon the economic stability of the area.
The following table presents the concentration by borrower type of the Company’s CRE loan balances as of December 31, 2024.

($ in thousands)	December 31, 2024
	Balance	Percentage of Total
Owner occupied CRE by property type:
Convenience stores	$98,610	3.0%
Medical facilities	118,844	3.6%
Office space	284,195	8.6%
Residential	—	—%
Retail	307,165	9.1%
Special purpose facility	264,241	8.0%
Warehouse/industrial	162,378	4.9%
Other	164,135	4.9%
Total owner occupied CRE	1,399,568	42.1%

Non-owner occupied by property type:
Convenience stores	$22,912	0.7%
Medical facilities	74,206	2.2%
Motel/hotel	342,289	10.3%
Multifamily	287,633	8.7%
Office space	248,175	7.5%
Residential	1,025	—%
Retail	401,294	12.0%
Special purpose facility	60,445	1.8%
Warehouse/industrial	95,383	2.9%
Other	390,751	11.8%
Total non-owner occupied CRE	1,924,113	57.9%

Total CRE	$3,323,681	100.0%

The following table presents the geographic concentrations of the Company’s CRE loan balances by property type as of December 31, 2024.

($ in thousands)	December 31, 2024
Owner occupied CRE by property type:	Alabama	Florida	Georgia	Louisiana	Mississippi	Total
Convenience stores	$2,757	$6,215	$37,786	$20,916	$30,936	$98,610
Medical facilities	2,755	3,138	27,460	15,769	69,722	118,844
Office space	20,034	104,527	75,742	34,295	49,597	284,195
Residential	—	—	—	—	—	—
Retail	19,374	74,309	99,457	33,534	80,491	307,165
Special purpose facility	8,346	47,205	63,072	9,084	136,534	264,241
Warehouse/industrial	5,224	32,555	55,985	38,542	30,072	162,378
Other	17,981	19,472	96,383	7,028	23,271	164,135
Total owner occupied CRE	76,471	287,421	455,885	159,168	420,623	1,399,568

Non-owner occupied by property type:
Convenience stores	$—	$—	$11,357	$9,744	$1,811	$22,912
Medical facilities	30,507	5,174	10,710	2,779	25,036	74,206
Motel/hotel	31,511	123,209	91,513	43,714	52,342	342,289
Multifamily	38,135	10,356	93,856	98,049	47,237	287,633
Office space	8,443	87,934	72,108	18,117	61,573	248,175
Residential	—	—	412	553	60	1,025
Retail	24,435	80,632	106,617	125,869	63,741	401,294
Special purpose facility	564	14,090	19,003	4,843	21,945	60,445
Warehouse/industrial	6,019	39,693	22,416	13,445	13,810	95,383
Other	38,087	91,748	93,926	47,279	119,711	390,751
Total non-owner occupied CRE	177,701	452,836	521,918	364,392	407,266	1,924,113

Total CRE	$254,172	$740,257	$977,803	$523,560	$827,889	$3,323,681
Percentage of total CRE	7.6%	22.3%	29.4%	15.8%	24.9%	100.0%
Non-interest Income
The Company's primary sources of non-interest income are mortgage banking operations and service charges on deposit accounts. Other sources of non-interest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer fees, official check fees and bank owned life insurance income.
Non-interest income was $49.8 million for the year ended December 31, 2024, an increase of $3.1 million or 6.5% compared to December 31, 2023. This increase was attributed to the loss on sale of available for sale investment securities of $9.7 million in 2023, partially offset by the U.S. Treasury award of $6.2 million received in 2023. Non-interest income was $46.7 million at December 31, 2023, an increase of $9.7 million, or 26.4% compared to December 31, 2022. This increase was partially attributable to $11.7 million in service charges on deposit accounts and interchange fee income, a $5.3 million increase associated with the U.S. Treasury awards, offset by a $9.8 million loss on the sale of available-for-sale securities.

Non-interest Expense
Non-interest expense was $182.3 million for the year ended December 31, 2024, a decrease of $2.5 million, or 1.3%, in year-over-year comparison. The decrease was partially attributable to $12.2 million decrease in acquisition and other expenses partially offset by an increase of $8.7 million in salary expense with $1.9 million in accelerated vesting on restricted stock grants related to the Renasant Merger. Non-interest expense was $184.7 million for the year ended December 31, 2023, an increase of $54.2 million compared to December 31, 2022. The increase was partially attributable to $2.7 million in acquisition and charter conversion charges and $32.1 million in increased operating expenses related to the acquisitions of Beach Bank and Heritage Bank as well as $5.2 million in expenses associated with the U.S. Treasury awards and increases in FDIC premiums of $1.7 million and a $4.9 million increase in core deposit amortization for the year ended December 31, 2023.
The following table sets forth the primary components of non-interest expense for the periods indicated.
Non-interest Expense

($ in thousands)	Years ended December 31,
	2024	2023	2022
Salaries and employee benefits	$102,153	$93,412	$73,077
Occupancy	18,530	17,381	12,854
Furniture and equipment	4,325	3,987	2,981
Supplies and printing	1,153	1,240	967
Professional and consulting fees	6,208	6,446	3,558
Marketing and public relations	445	833	393
FDIC and OCC assessments	4,015	3,849	2,122
ATM expense	7,226	5,821	3,873
Bank communications	2,525	3,579	1,904
Data processing	1,611	2,771	2,211
Acquisition expense/charter conversion	3,740	9,075	6,410
Amortization of core deposit intangibles	9,533	9,563	4,664
Other	20,812	26,769	15,469
Total	$182,276	$184,726	$130,483
Income Tax Expense
Income tax expense consists of two components. The first is the current tax expense which represents the expected income tax to be paid to taxing authorities. The Company also recognizes deferred tax for future income/deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities. Income tax expense was $20.8 million for the year ended December 31, 2024, $21.3 million for the year ended December 31, 2023 and $15.8 million for the year ended December 31, 2022. The Company’s effective income tax rate was 21.2%, 22.1% and 20.0% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate differs each year primarily due to our investments in bank-qualified municipal securities, bank-owned life insurance, and certain merger related expenses. Income taxes are discussed more fully under Note K – Income Tax in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Analysis of Financial Condition
Earning Assets
Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company's goals is for loans to be the largest category of the Company's earning assets. At December 31, 2024, 2023, and 2022, respectively, average loans accounted for 73.8%, 71.4% and 58.0% of average earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans, excluding mortgage loans held for sale, averaged $5.250 billion during 2024 and $5.036 billion during 2023, as compared to $3.302 billion during 2022.
In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits its loan-to-value ratio to 80%. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.
Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.
The following table sets forth the Company’s loan portfolio maturing within specified intervals at December 31, 2024.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

($ in thousands)	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial, financial and agricultural	$166,109	$424,716	$143,481	$5,887	$740,193
Commercial real estate	376,100	1,700,696	1,101,058	145,827	3,323,681
Consumer real estate	150,912	415,061	152,482	580,518	1,298,973
Consumer installment	10,612	30,976	2,589	207	44,384
Total	$703,733	$2,571,449	$1,399,610	$732,439	$5,407,231

Loans with fixed interest rates:
Commercial, financial and agricultural	$68,630	$243,005	$99,710	$4,447	$415,792
Commercial real estate	289,541	1,260,390	542,037	29,115	2,121,083
Consumer real estate	67,254	262,230	79,449	83,499	492,432
Consumer installment	8,368	30,011	1,909	203	40,491
Total	$433,793	$1,795,636	$723,105	$117,264	$3,069,798

Loans with floating interest rates:
Commercial, financial and agricultural	$97,479	$181,711	$43,771	$1,440	$324,401
Commercial real estate	86,559	440,306	559,021	116,712	1,202,598
Consumer real estate	83,658	152,831	73,033	497,019	806,541
Consumer installment	2,244	965	680	4	3,893
Total	$269,940	$775,813	$676,505	$615,175	$2,337,433
The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.
Investment Securities. The investment securities portfolio is a significant component of the Company’s total earning assets. Total securities averaged $1.751 billion in 2024, as compared to $1.919 billion in 2023, and $2.023 billion in 2022. This represents 24.6%, 27.2%, and 35.5% of the average earning assets for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, investment securities, including equity and other securities, were

$1.646 billion and represented 22.3% of earning assets. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Treasury, U.S. Government agencies, municipals, and corporate obligations with maturities up to ten years.
The following table details the weighted-average yield for each range of maturities of securities held-to-maturity using the amortized cost at December 31, 2024 (tax equivalent basis):

	Within One Year	After One But Within Five Years	Maturing After Five But Within Ten Years	After Ten Years	Total
Securities held-to-maturity
U.S. Treasury	1.66%	1.69%	—%	—%	1.67%
Obligations of U.S. government agencies and sponsored entities	—%	—%	3.30%	—%	3.30%
Tax-exempt and taxable obligations of states and municipal subdivisions	0.81%	2.42%	4.28%	4.85%	4.60%
Mortgage-backed securities - residential	—%	—%	1.62%	2.46%	2.35%
Mortgage-backed securities - commercial	—%	2.12%	3.40%	3.74%	3.48%
Corporate obligations	—%	—%	3.13%	—%	3.13%
Total held-to-maturity	1.44%	2.19%	4.02%	4.56%	4.25%
Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Equity Securities. In 2024, the Company made a correction of an immaterial error and moved one of its securities from AFS to Equity Securities. The equity security consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including Majority Minority Census Tracts.
As of December 31, 2024, the Company had equity securities with carrying values totaling $15.7 million. During the twelve months ended December 31, 2024, we recognized an unrealized loss of $78 thousand in net income on our equity securities. These unrealized losses are recorded in the change in value of equity securities on the Consolidated Statements of Income.
Short-Term Investments. Short-term investments, consisting of Federal Funds Sold, funds due from banks and interest-bearing deposits with banks, averaged $116.5 million in 2024, $97.2 million in 2023, and $366.5 million in 2022. There were no federal funds sold at December 31, 2024, 2023, and 2022. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.
Deposits
Deposits. Average total deposits for the year ended December 31, 2024 were $6.574 billion, an increase of $19.4 million, or 0.3%, compared to 2023. Average total deposits for the year ended December 31, 2023 were $6.555 billion, an increase of $1.127 billion, or 20.8%, compared to $5.428 billion in 2022.
At December 31, 2024, total deposits were $6.605 billion, compared to $6.463 billion at December 31, 2023, an increase of $142.0 million, or 2.2%, and $5.494 billion at December 31, 2022. During January 2023, deposits totaling $1.392 billion, net of purchase accounting adjustments, were acquired in the Heritage Bank acquisition. During August 2022, deposits totaling $490.6 million were acquired in the BBI acquisition.
As of December 31, 2024 and 2023, the Company had estimated uninsured deposits of $2.276 billion and $2.145 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

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

	December 31,
($ in thousands)	2024		2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing accounts	$1,815,620		$2,012,935		$1,660,301
Interest bearing deposits:
NOW accounts and other	2,023,879	2.16%	2,017,154	1.41%	1,810,575	0.44%
Money market accounts	1,080,756	2.79%	1,013,701	1.79%	831,463	0.29%
Savings accounts	514,656	0.23%	606,421	0.18%	535,449	0.04%
Time deposits	1,139,354	3.77%	904,629	2.61%	590,385	0.58%
Total interest-bearing deposits	4,758,645	2.48%	4,541,905	1.57%	3,767,872	0.37%
Total deposits	$6,574,265	1.79%	$6,554,840	1.09%	$5,428,173	0.26%
The most significant growth during 2024 compared to 2023 was in time deposits. The average cost of interest-bearing deposits and total deposits was 2.48% and 1.79% during 2024 compared to 1.57% and 1.09% in 2023. Average cost of interest bearing deposits increased 91 basis points to 2.48% for the year ended December 31, 2024 compared to 1.57% during the same time period in 2023. Average cost of total deposits increased 70 basis points to 1.79% for the year ended December 31, 2024 compared to 1.09% during the same time period in 2023. The increase in the average cost of deposits paid on our interest-bearing deposit products in 2024 compared to 2023, and 2023 compared to 2022, is a result of higher average of market interest rates.
The Company’s loan-to-deposit ratio, which excludes mortgage loans held for sale, was 81.9% at December 31, 2024, 80.0% at December 31, 2023 and 68.7% at December 31, 2022. The loan-to-deposit ratio averaged 79.9% during 2024. Core deposits, which exclude time deposits of $250,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $5.991 billion at December 31, 2024, $6.084 billion at December 31, 2023, and $5.198 billion at December 31, 2022.
Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company has purchased brokered deposits from time to time to help fund loan growth. Brokered deposits and jumbo certificates of deposit generally carry a higher interest rate than traditional core deposits. Further, brokered deposit customers typically do not have loan or other relationships with the Company. The Company has adopted a policy not to permit brokered deposits to represent more than 10% of all of the Company’s deposits. The Company's brokered deposits were 4.9% of deposits at December 31, 2024.
Maturities of Certificates of Deposit
of $250,000 or More

($ in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
December 31, 2024	$181,921	$77,889	$31,541	$11,877	$303,228
Borrowed Funds
Borrowed funds consist of advances from the Federal Home Loan Bank of Dallas (“FHLB”), loans from First Horizon Bank, loans from the Federal Reserve Bank, federal funds purchased and reverse repurchase agreements. At December 31, 2024, advances from the FHLB totaled $210.0 million compared to $0 at December 31, 2023 and $130.1 million at December 31, 2022. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. There were no federal funds purchased at December 31, 2024, 2023, and 2022, respectively.
On March 12, 2023, the Federal Reserve Board announced the Bank Term Funding Program (“BTFP”), which offers loans to banks with a term up to one year. The loans are secured by pledging the banks' U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying asset. These pledged securities will be valued at par for collateral purposes. The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.
At December 31, 2024, the Bank had outstanding BTFP debt of $0 compared to $390.0 million at December 31, 2023. In 2023, the Bank pledged securities with a fair value of $362.4 million. The securities pledged had a par value of $398.1 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and December 28, 2023, bore interest rates ranging from 4.69% to 4.83% and were set to mature one year from their issuance date.
Subordinated Debentures
On June 30, 2006, the Company issued $4.1 million of floating rate junior subordinated deferrable interest debentures to The First Bancshares Statutory Trust 2 (“Trust 2”). The debentures are the sole asset of Trust 2, and the Company is the sole owner of the common equity of Trust 2. Trust 2 issued $4.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust 2’s obligations under the preferred securities. The preferred securities are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term Secured Overnight Financing Rate (“SOFR”) plus 1.65% plus a tenor spread adjustment of 0.026161% and is payable quarterly. The terms of the subordinated debentures are identical to those of the preferred securities.
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
In 2018, as a result of the acquisition of FMB Banking Corporation (“FMB”), the Company became the successor to FMB's obligations in respect of $6.2 million of floating rate junior subordinated debentures issued to FMB Capital Trust 1 (“FMB Trust”). The debentures are the sole asset of FMB Trust, and the Company is the sole owner of the common equity of FMB Trust. FMB Trust issued $6.0 million of Trust Preferred Securities to investors. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of FMB Trust's obligations under the preferred securities. The preferred securities issued by the FMB Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2033. Interest on the preferred securities is the three-month term SOFR plus 2.85% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
On January 1, 2023, as a result of the acquisition of HSBI, the Company became the successor to HSBI's obligations in respect of $10.3 million of subordinated debentures issued to Liberty Shares Statutory Trust II (“Liberty Trust”). The debentures are the sole asset of Liberty Trust, and the Company is the sole owner of the common equity of Liberty Trust. Liberty Trust issued $10.0 million of preferred securities to an investor. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of Liberty Trust's obligations under the preferred securities. The preferred securities issued by the Liberty Trust are redeemable by the Company at its option. The preferred securities must be redeemed upon maturity of the debentures in 2036. Interest on the preferred securities is the three-month term SOFR plus 1.48% plus a tenor spread adjustment of 0.026161% and is payable quarterly.
In accordance with the provisions of ASC Topic 810, Consolidation, the Trust 2, Trust 3, FMB Trust, and Liberty Trust are not included in the consolidated financial statements.

Subordinated Notes
On April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 (the “Notes due 2028”) and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (the “Notes due 2033”). In May of 2023, the Company redeemed all $24.0 million of the outstanding Notes due 2028.
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
On September 25, 2020, The Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers pursuant to which the Company sold and issued $65.0 million in aggregate principal amount of its 4.25% Fixed to Floating Rate Subordinated Notes due 2030 (the “Notes due 2030”). The Notes due 2030 are unsecured and have a ten-year term, maturing October 1, 2030, and will bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term SOFR plus 412.6 basis points), payable quarterly in arrears. As provided in the Notes due 2030, under specified conditions the interest rate on the Notes due 2030 during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Company is entitled to redeem the Notes due 2030, in whole or in part, on any interest payment date on or after October 1, 2025, and to redeem the Notes due 2030 at any time in whole upon certain other specified events.
The Company had $123.7 million of subordinated debt, net of deferred issuance costs $1.4 million and unamortized fair value mark $1.7 million, at December 31, 2024, compared to $123.4 million, net of deferred issuance costs $1.6 million and unamortized fair value mark $2.1 million, at December 31, 2023.
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
Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%. All but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and The First exceeded their minimum regulatory capital ratios as of December 31, 2024, 2023 and 2022.
The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amended the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

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
Analysis of Capital

Capital Ratios	Adequately Capitalized	Well Capitalized	Minimum Capital Required Basel III Fully Phased In	The Company December 31,			The First December 31,
				2024	2023	2022	2024	2023	2022
Leverage	4.0%	5.0%	7.0%	10.5%	9.7%	9.3%	11.6%	10.7%	11.1%
Risk-based capital:
Common equity Tier 1	4.5%	6.5%	7.0%	12.7%	12.1%	12.7%	14.5%	13.8%	15.6%
Tier 1	6.0%	8.0%	8.5%	13.1%	12.5%	13.0%	14.5%	13.8%	15.6%
Total	8.0%	10.0%	10.5%	15.6%	15.0%	16.7%	15.4%	14.8%	16.4%
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

The Company’s federal funds sold position, which includes funds due from banks and interest-bearing deposits with banks, is typically its primary source of liquidity. Federal funds sold averaged $116.5 million during the year ended December 31, 2024 and averaged $97.2 million at December 31, 2023. In addition, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2024, advances available totaled approximately $2.549 billion, of which $355.0 million had been drawn, or used for letters of credit.
As of December 31, 2024, the market value of unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $616.9 million of the Company’s investment balances, compared to $661.8 million at December 31, 2023. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding federal funds sold and vault cash. Management believes that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.
The Company’s liquidity ratio as of December 31, 2024 was 13.6%, as compared to internal liquidity policy guidelines of 10% minimum. Other liquidity ratios reviewed include the following along with policy guidelines for the periods indicated:

	December 31, 2024	Policy Maximum
Loans to Deposits (including FHLB advances)	80.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	9.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	1.9%	20.0%	In Policy
FRB Advances / Total Assets	0.8%	10.0%	In Policy
Pledged Securities to Total Securities	61.7%	90.0%	In Policy

	December 31, 2023	Policy Maximum
Loans to Deposits (including FHLB advances)	79.3%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	8.3%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	0.0%	20.0%	In Policy
FRB Advances / Total Assets	5.0%	10.0%	In Policy
Pledged Securities to Total Securities	58.6%	90.0%	In Policy

	December 31, 2022	Policy Maximum
Loans to Deposits (including FHLB advances)	67.9%	90.0%	In Policy
Net Non-core Funding Dependency Ratio	4.4%	20.0%	In Policy
Fed Funds Purchased / Total Assets	0.0%	10.0%	In Policy
FHLB Advances / Total Assets	2.0%	20.0%	In Policy
FRB Advances / Total Assets	0.0%	10.0%	In Policy
Pledged Securities to Total Securities	46.9%	90.0%	In Policy
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
Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. As of December 31, 2024, the target federal funds rate was 4.25% to 5.00%.
On February 28, 2023, the Company announced that its Board of Directors has authorized a new share repurchase program (the “2023 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2023 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2023 Repurchase Program expired on December 31, 2023.
On February 28, 2024, the Company announced that its Board of Directors has authorized a new share repurchase program (the “2024 Repurchase Program”), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2024 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2024 Repurchase Program expired on December 31, 2024.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2024, fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

($ in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	G	$5,303,248	$—	$—	$—	$5,303,248
Time deposits	G	1,231,068	41,213	23,114	6,213	1,301,608
Borrowings	H	210,000	—	—	—	210,000
Lease obligations	I	1,255	2,257	1,972	2,345	7,829
Trust preferred subordinated debentures	N	—	—	—	25,113	25,113
Subordinated note purchase agreement	N	—	—	—	98,618	98,618
Total Contractual obligations		$6,745,571	$43,470	$25,086	$132,289	$6,946,416
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
We use seven standard interest rate scenarios in conducting our 12-month net interest income simulations: “static,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, and 200 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100-basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2024, the Company had the following estimated net interest income, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

December 31, 2024	Net Interest Income at Risk – Sensitivity Year 1
($ in thousands)	-200 bp	-100 bp	STATIC	+100 bp	+200 bp	+300 bp	+400 bp
Net Interest Income	256,043	250,406	253,505	257,091	251,854	237,139	214,366
Dollar Change	2,538	(3,099)		3,586	(1,651)	(16,366)	(39,139)
NII @ Risk - Sensitivity Year 1	1.0%	(1.2)%		1.4%	(0.7)%	(6.5)%	(15.4)%
If there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be approximately $2.5 million higher than in a stable interest rate scenario, for a variance of 1.0%.
Net interest income would likely decline by $1.7 million, or 0.7%, if interest rates were to increase by 200 basis points relative to a stable interest rate scenario, with the unfavorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but we believe the Company still would benefit from a material upward shift in the yield curve.
The Company’s one-year cumulative GAP ratio was approximately 144.0% at December 31, 2024, 118.0% at December 31, 2023 and 180.0% at December 31, 2022. The Company is considered “asset-sensitive” which means that there are more assets repricing than liabilities within the first year. These results are based on cash flows from assumptions of assets and liabilities that reprice (maturities, likely calls, prepayments, etc.). Typically, the net interest income of asset-sensitive financial institutions should improve with rising rates and decrease with declining rates.
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

	December 31, 2024 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,597,659	1,641,180	1,696,389	1,728,106	1,718,716	1,666,310	1,591,845
Change in EVE from base	(98,730)	(55,209)		31,717	22,327	(30,079)	(104,544)
% Change	(5.8)%	(3.3)%		1.9%	1.3%	(1.8)%	(6.2)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%

	December 31, 2023 - Balance Sheet Shock
($ in thousands)	-200 bp	-100 bp	STATIC (Base)	+100 bp	+200 bp	+300 bp	+400 bp
Market Value of Equity	1,286,790	1,321,286	1,354,363	1,362,597	1,327,813	1,263,361	1,187,080
Change in EVE from base	(67,573)	(33,077)		8,234	(26,550)	(91,002)	(167,283)
% Change	(5.0)%	(2.4)%		0.6%	(2.0)%	(6.7)%	(12.4)%
Policy Limits	(20.0)%	(10.0)%		(10.0)%	(20.0)%	(30.0)%	(40.0)%
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
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The First Bancshares, Inc. ( Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes B and E to the consolidated financial statements, the Company’s consolidated allowance for credit losses (ACL) on loans held for investment was $56.2 million at December 31, 2024 and represents an estimate of expected losses inherent within the Company’s loan portfolio. The Company’s loan portfolio totaled $5.41 billion as of December 31, 2024, and the ACL on loans was $56.2 million. The Company’s unfunded loan commitments totaled $863 million, with an ACL of $2.1 million. Together these amounts represent the ACL.

The Company estimates the ACL using a non-discounted cash flow methodology that incorporates probability of default and loss given default assumptions adjusted for prepayment assumptions. The model’s calculation includes reasonable and supportable forecasts derived from unemployment data from a third-party. After the quantitative loss estimate is determined, management adjusts these estimates to incorporate considerations of current trends and conditions not captured in the quantitative loss estimate process through the use of qualitative factors.

We identified the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter includes the subjectivity and complexity in management’s determination of the loan estimates and assumptions, specifically the determination of the qualitative factor adjustments to reflect current trends and conditions not captured within the quantitative models. This required increased auditor effort and a high degree of auditor subjectivity in evaluating the ACL.

The primary procedures we performed to address this critical audit matter included:

•We tested the design and operating effectiveness of controls relating to management’s determination of the ACL, including controls over:

◦Completeness and accuracy of inputs into the model used to determine the ACL
◦Management’s review and establishment of qualitative adjustments

•We evaluated management’s determination of the qualitative adjustments, including assessing the basis for the adjustments and the accuracy of the supporting calculations

We have served as the Company’s auditor since 2021.

/s/ Forvis Mazars, LLP
Jackson, Mississippi
March 3, 2025

THE FIRST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023
($ in thousands except per share data)

	2024	2023
ASSETS
Cash and due from banks	$114,185	$224,199
Interest-bearing deposits with banks	106,226	130,948
Total cash and cash equivalents	220,411	355,147
Securities available-for-sale, at fair value (amortized cost: $1,119,034 in 2024; $1,164,227 in 2023; allowance for credit losses: $0 in both 2024 and 2023)	1,003,303	1,042,365
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $537,275 in 2024; $615,944 in 2023)	582,939	654,539
Equity securities	15,684	—
Other securities	44,168	37,754
Total securities	1,646,094	1,734,658
Loans held for sale	3,687	2,914
LHFI, net of allowance for credit losses of $56,205 in 2024 and $54,032 in 2023	5,351,026	5,116,010
Interest receivable	34,002	33,300
Premises and equipment	169,796	174,309
Operating lease right-of-use assets	6,102	6,387
Finance lease right-of-use assets	1,002	1,466
Cash surrender value of life insurance	145,569	134,249
Goodwill	272,520	272,520
Other intangibles	59,278	68,812
Other real estate owned	7,874	8,320
Other assets	87,417	91,253
Total assets	$8,004,778	$7,999,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$1,796,685	$1,849,013
Interest-bearing	4,808,171	4,613,859
Total deposits	6,604,856	6,462,872
Interest payable	13,856	22,702
Borrowed funds	210,000	390,000
Subordinated debentures	123,731	123,386
Operating lease liabilities	6,273	6,550
Finance lease liabilities	1,556	1,739
Allowance for credit losses on OBSC exposures	2,107	2,075
Other liabilities	36,968	40,987
Total liabilities	6,999,347	7,050,311
Stockholders’ Equity:
Common stock, par value $1 per share: 80,000,000 shares authorized; 32,409,962 shares issued in 2024, 80,000,000 shares authorized, and 32,338,983 shares issued in 2023, respectively	32,410	32,339
Additional paid-in capital	777,508	775,232
Retained earnings	346,182	300,150
Accumulated other comprehensive (loss) income	(109,558)	(117,576)
Treasury stock, at cost (1,249,607 shares - 2024; 1,249,607 shares - 2023)	(41,111)	(41,111)
Total stockholders' equity	1,005,431	949,034
Total liabilities and stockholders' equity	$8,004,778	$7,999,345

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
($ in thousands, except per share amount)

	2024	2023	2022
INTEREST INCOME
Interest and fees on loans	$321,665	$294,541	$157,768
Interest and dividends on securities:
Taxable interest and dividends	32,999	32,202	29,656
Tax-exempt interest	11,727	11,737	11,017
Interest on deposits in banks	3,444	2,453	1,952
Total interest income	369,835	340,933	200,393

INTEREST EXPENSE
Interest on deposits	117,850	71,359	13,978
Interest on borrowed funds	17,716	20,249	8,599
Total interest expense	135,566	91,608	22,577
Net interest income	234,269	249,325	177,816
Provision for credit losses, LHFI	3,758	13,750	5,350
Provision for credit losses, OBSC exposures	32	750	255
Net interest income after provision for credit losses	230,479	234,825	172,211

NON-INTEREST INCOME
Service charges on deposit accounts	13,905	14,175	8,668
Other service charges and fees	2,713	3,177	1,833
Interchange fees	17,914	18,914	12,702
Secondary market mortgage income	3,354	2,866	4,303
Bank owned life insurance income	3,820	3,319	2,101
BOLI death proceeds	600	—	1,630
Gain (loss) on sale of premises	(183)	35	(116)
Securities (loss) gain	(31)	(9,716)	(82)
Change in value of equity securities	(78)	—	—
Gain (loss) on sale of other real estate	(87)	6	214
Government awards/grants	280	6,197	873
Bargain purchase gain	—	—	281
Other	7,555	7,732	4,554
Total non-interest income	49,762	46,705	36,961

NON-INTEREST EXPENSE
Salaries	80,421	76,609	57,903
Employee benefits	21,732	16,803	15,174
Occupancy	18,530	17,381	12,854
Furniture and equipment	4,325	3,987	2,981
Supplies and printing	1,153	1,240	967
Professional and consulting fees	6,208	6,446	3,558
Marketing and public relations	445	833	393
FDIC and OCC assessments	4,015	3,849	2,122
ATM expense	7,226	5,821	3,873
Bank communications	2,525	3,579	1,904
Data processing	1,611	2,771	2,211

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
($ in thousands, except per share amount)

Continued:	2024	2023	2022
Acquisition expense/charter conversion	3,740	9,075	6,410
Amortization of core deposit intangible	9,533	9,563	4,664
Other	20,812	26,769	15,469
Total non-interest expense	182,276	184,726	130,483

Income before income taxes	$97,965	$96,804	$78,689
Income taxes	20,771	21,347	15,770

Net income available to common stockholders	$77,194	$75,457	$62,919

Earnings per share:
Basic	$2.45	$2.41	$2.86
Diluted	2.44	2.39	2.84

The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

($ in thousands)	2024	2023	2022

Net income	$77,194	$75,457	$62,919
Other comprehensive income (loss):
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	10,323	31,921	(173,428)
Net unrealized loss at time of transfer on securities available-for-sale transferred to held-to-maturity	—	—	(36,838)
Reclassification adjustment for (accretion) amortization of unrealized holdings gain/(loss) included in accumulated other comprehensive income from the transfer of securities available-for-sale to held-to-maturity	380	372	97
Reclassification adjustment for loss/(gains) included in net income	31	9,716	82
Unrealized holding gain/(loss) arising during the period on available-for-sale securities	10,734	42,009	(210,087)
Income tax (expense) benefit	(2,716)	(10,628)	53,152
Other comprehensive income (loss)	8,018	31,381	(156,935)
Comprehensive income (loss)	$85,212	$106,838	$(94,016)
The accompanying notes are an integral part of these statements.

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022, 2023 AND 2024
($ in thousands except per share amount)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	21,668,644	$21,669	$459,228	$206,228	$7,978	(649,607)	$(18,931)	$676,172
Net income, 2022	—	—	—	62,919	—	—	—	62,919
Common stock repurchased	—	—	—	—	—	(600,000)	(22,180)	(22,180)
Other comprehensive loss	—	—	—	—	(156,935)	—	—	(156,935)
Dividend on common stock, $.74 per common share	—	—	—	(16,524)	—	—	—	(16,524)
Issuance of common shares for BBI acquisition	3,498,936	3,499	97,970	—	—	—	—	101,469
Issuance restricted stock grant	129,950	130	(130)	—	—	—	—	—
Restricted stock grant forfeited	(2,500)	(3)	3	—	—	—	—	—
Compensation expense	—	—	2,425	—	—	—	—	2,425
Repurchase of restricted stock for payment of taxes	(19,661)	(20)	(663)	—	—	—	—	(683)
Balance, December 31, 2022	25,275,369	$25,275	$558,833	$252,623	$(148,957)	(1,249,607)	$(41,111)	$646,663

Net income, 2023	—	—	—	75,457	—	—	—	75,457
Other comprehensive income	—	—	—	—	31,381	—	—	31,381
Dividend on common stock, $.90 per common share	—	—	—	(27,930)	—	—	—	(27,930)
Issuance of common shares for HSBI acquisition	6,920,422	6,920	214,602	—	—	—	—	221,522
Issuance restricted stock grant	167,173	167	(167)	—	—	—	—	—
Restricted stock grant forfeited	(12,194)	(12)	12	—	—	—	—	—
Compensation expense	—	—	2,302	—	—	—	—	2,302
Repurchase of restricted stock for payment of taxes	(11,787)	(11)	(350)	—	—	—	—	(361)
Balance, December 31, 2023	32,338,983	$32,339	$775,232	$300,150	$(117,576)	(1,249,607)	$(41,111)	$949,034

Net income, 2024	—	—	—	77,194	—	—	—	77,194
Other comprehensive income	—	—	—	—	8,018	—	—	8,018
Dividend on common stock, $1.00 per common share	—	—	—	(31,162)	—	—	—	(31,162)
Issuance restricted stock grant	164,844	165	(165)	—	—	—	—	—
Restricted stock grant forfeited	(26,561)	(27)	27	—	—	—	—	—
Compensation expense	—	—	4,622	—	—	—	—	4,622
Repurchase of restricted stock for payment of taxes	(67,304)	(67)	(2,208)	—	—	—	—	(2,275)
Balance, December 31, 2024	32,409,962	$32,410	$777,508	$346,182	$(109,558)	(1,249,607)	$(41,111)	$1,005,431
See Notes to Consolidated Financial Statements

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

($ in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,194	$75,457	$62,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,209	12,099	12,173
FHLB stock dividends	(465)	(355)	(28)
Provision for credit losses	3,790	14,500	5,605
Deferred income taxes	3,204	7,006	940
Restricted stock expense	4,622	2,302	2,425
Increase in cash value of life insurance	(3,820)	(3,319)	(2,101)
Amortization and accretion, net, related to acquisitions	2,030	(4,432)	1,706
Bank premises and equipment loss/(gain)	183	(35)	116
Acquisition gain	—	—	(281)
Securities loss (gain)	31	9,716	82
Change in value of equity securities	78	—	—
Loss on sale/writedown of other real estate	264	774	159
Residential loans originated and held for sale	(85,861)	(91,786)	(152,776)
Proceeds from sale of residential loans held for sale	85,088	93,315	156,011
Changes in:
Interest receivable	(702)	(1,228)	(2,987)
Other assets	4,690	16,086	(45,692)
Interest payable	(8,846)	19,378	1,613
Operating lease liability	(277)	(1,260)	(1,306)
Other liabilities	(5,900)	(39,710)	51,449
Net cash provided by operating activities	85,512	108,508	90,027

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Sales	—	285,793	21,069
Maturities, prepayments, and calls	235,880	132,919	197,417
Purchases	(195,226)	(8,473)	(6,500)
Held-to-maturity securities:
Maturities, prepayments, and calls	74,206	40,469	474
Purchases	—	—	(602,718)
Purchase of other securities	(9,718)	(17,094)	(11,444)
Purchase of equity securities	(15,684)	—	—
Proceeds from redemption of other securities	3,769	14,466	1,237
Net (increase)/decrease in loans	(232,716)	(227,896)	(326,113)
Net changes to premises and equipment	(3,325)	(3,688)	(15,522)
Bank-owned life insurance - death proceeds	600	221	1,630
Purchase of bank owned life insurance	(8,100)	—	—
Proceeds from sale of other real estate owned	1,582	3,069	8,930
Proceeds from sale of premises and equipment	430	1,416	712
Cash received in excess of cash paid for acquisition	—	106,793	23,939

THE FIRST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Continued:
	2024	2023	2022
Net cash (used in) provided by investing activities	(148,302)	327,995	(706,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in deposits	141,176	(427,481)	(223,322)
Proceeds from borrowed funds	4,032,700	7,600,043	2,055,401
Repayment of borrowed funds	(4,212,700)	(7,340,143)	(1,950,301)
Dividends paid on common stock	(30,664)	(27,550)	(16,275)
Cash paid to repurchase common stock	—	—	(22,180)
Repurchase of restricted stock for payment of taxes	(2,275)	(361)	(683)
Principal payment on finance lease liabilities	(183)	(179)	(176)
Called/repayment of subordinated debt	—	(31,000)	—
Net cash (used in) financing activities	(71,946)	(226,671)	(157,536)

Net change in cash and cash equivalents	(134,736)	209,832	(774,398)
Cash and cash equivalents at beginning of year	355,147	145,315	919,713
Cash and cash equivalents at end of year	$220,411	$355,147	$145,315

Supplemental disclosures:

Cash paid during the year for:
Interest	$127,166	$51,101	$16,932
Income taxes, net of refunds	16,548	16,084	7,194

Non-cash activities:
Transfers of loans to other real estate	2,254	6,602	2,560
Transfer of securities available-for-sale to held-to-maturity	—	—	139,598
Issuance of restricted stock grants	165	168	130
Stock issued in connection with BBI acquisition	—	—	101,469
Stock issued in connection with HSBI acquisition	—	221,522	—
Dividends on restricted stock grants	497	380	249
Right-of-use assets obtained in exchange for operating lease liabilities	884	817	2,698
Lease liabilities arising from BBI acquisition	—	—	3,390
Lease liabilities arising from HSBI acquisition	—	184	—
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
On May 17, 2024, the Company, acting pursuant to authorization from its Board of Directors, provided written notice to the Nasdaq of its determination to voluntarily withdraw the principal listing of the Company's voting common stock, $1.00 par value per share (the “Common Stock”), from Nasdaq and transfer the listing to the NYSE. The listing and trading of the Common Stock on Nasdaq ended at market close on May 29, 2024, and trading commenced on the NYSE at market open on May 30, 2024. The Common Stock is traded on the NYSE under the symbol “FBMS”.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and deferred tax assets.

Debt Securities
Investments in debt securities are accounted for as follows:
Available-for-Sale Securities
Debt securities classified as available-for-sale (“AFS”) are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity, until realized. Premiums and discounts are recognized in interest income using the interest method. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold. AFS securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to AFS securities reversed against interest income for the years ended December 31, 2024, 2023, and 2022.
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
Securities to be Held-to-Maturity
Debt securities classified as held-to-maturity (“HTM”) are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Gain and losses on the sales are determined using the adjusted cost of the specific security sold. HTM securities are placed on nonaccrual status at the time any principal to interest payments become 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to HTM securities reversed against interest income for the years ended December 31, 2024, 2023, and 2022.
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
Expected credit losses on each security in the HTM portfolio that does not share common risk characteristics with any of the identified pools of debt securities are individually measured based on net realizable value, of the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security. It is expected that U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities.
Loss forecasts for HTM debt securities utilize Moody's municipal and corporate database, based on a scenario-conditioned probability of default and loss rate platform. The core of the stressed default probabilities and loss rates is based on the methodological relationship between key macroeconomic risk factors and historical defaults over nearly 50 years. Loss forecasts for structured HTM securities utilize VeriBanc's Estimated CAMELS Rating and the Modified Texas Ratio for each piece of underlying collateral and are applied to Intex models for the underlying assets cashflow resulting in collateral cashflow forecasts. These securities are assumed not to share similar risk characteristics due to the heterogeneous nature of the underlying collateral. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2024 and 2023.
Accrued interest receivable is excluded from the estimate of credit losses for securities HTM.
Trading Account Securities
Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities at December 31, 2024 and 2023.
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
Shares of FHLB, Federal Reserve Bank and First National Bankers’ Bankshares, Inc. common stock are equity securities that do not have a readily determinable fair value because their ownership is restricted and lacks marketability. The common stock is carried at cost and evaluated for impairment. The Company’s investment in member bank stock is included in other securities in the accompanying consolidated balance sheets. Management reviews for impairment based on the ultimate recoverability of the cost basis. No impairment was noted for the years ended December 31, 2024, 2023 and 2022.
Interest Income on Investments
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
The ACL is measured on a collective basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call code (segments). Segmenting loans by call code will group loans that contain similar types of collateral, purposes, and are usually structured with similar terms making each loan’s risk profile very similar to the rest in that segment. Each of these segments then flows up into one of the four bands (bands), Commercial, Financial, and Agriculture, Commercial Real Estate, Consumer Real Estate, and Consumer Installment. In accordance with the guidance in ASC 326, the Company has defined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. Construction loans for 1-4 family residential properties with a call code 1A1, and other construction, all land development and other land loans with a call code 1A2 were previously separated between the Commercial Real Estate or Consumer Real Estate bands based on loan type code. Under our ASC 326 methodology 1A1 loans are all defined as part of the Consumer Real Estate band and 1A2 loans are all defined as part of the Commercial Real Estate Band.

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
Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure and as held for sale property, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operation costs after acquisition are expensed. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate are reported in other operating income or expenses. At December 31, 2024 and 2023, other real estate owned totaled $7.9 million and $8.3 million, respectively.
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of any net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company will perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, a quantitative test for impairment is performed and is measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value. The Commercial/Retail Bank segment of the Company is the only reporting unit for which the goodwill analysis is prepared. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
The change in goodwill during the year is as follows:

($ in thousands)	2024	2023	2022
Beginning of year	$272,520	$180,254	$156,663
Acquired goodwill	—	92,266	23,591
End of year	$272,520	$272,520	$180,254
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized on a straight-line basis over a 10-year average life. Such assets are periodically evaluated as to the recoverability of carrying values. The definite-lived intangible assets had the following carrying values at December 31, 2024 and 2023:

($ in thousands)
2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$99,071	$(39,793)	$59,278

2023
Core deposit intangibles	$99,071	$(30,259)	$68,812
The related amortization expense of business combination related intangible assets is as follows:

($ in thousands)	Amount
Aggregate amortization expense for the year ended December 31:
2022	$4,664
2023	9,563
2024	9,533

Amount
Estimated amortization expense for the year ending December 31:
2025	$9,518
2026	9,518
2027	9,185
2028	8,193
2029	6,522
Thereafter	16,342
Total amortization expense	$59,278
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
Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Interest and/or penalties related to income taxes are reported as a component of income tax expense.
ASC Topic 740, Income Taxes, provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. ASC Topic 740 requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority. The Company, at December 31, 2024 and 2023, had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.
Advertising Costs
Advertising costs are expensed in the period in which they are incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022, was $445 thousand, $833 thousand, and $393 thousand, respectively.
Statements of Cash Flows
Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, federal funds sold, and collateral identified as “restricted cash” related to the Company's back-to-back SWAP transactions. At December 31, 2024 and December 31, 2023, the Company had $650 thousand and $500 thousand, respectively, of restricted cash. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
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

($ in thousands, except per share amount)
December 31, 2024	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic per common share	$77,194	31,505,267	$2.45
Effect of dilutive shares:
Restricted Stock	—	117,206
	$77,194	31,622,473	$2.44

December 31, 2023
Basic per common share	$75,457	31,373,718	$2.41
Effect of dilutive shares:
Restricted Stock	—	192,073
	$75,457	31,565,791	$2.39

December 31, 2022
Basic per common share	$62,919	22,023,595	$2.86
Effect of dilutive shares:
Restricted Stock	—	141,930
	$62,919	22,165,525	$2.84
The diluted per share amounts were computed by applying the treasury stock method.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale which are also recognized as separate components of equity.
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
Investment in Limited Partnership
The Company invested $4.4 million in a limited partnership that provides low-income housing. The Company is not the general partner and does not have controlling ownership. The carrying value of the Company’s investment in the limited partnership was $739 thousand at December 31, 2024 and $1.2 million at December 31, 2023, net of amortization, using the proportional method and is reported in other assets on the Consolidated Balance Sheets. The Company’s maximum exposure to loss is limited to the carrying value of its investment. The Company received $481 thousand in low-income housing tax credits during 2024, 2023 and 2022.
U.S. Treasury Awards
During the third quarter of 2023, The Bank received $6.2 million in funds as part of the Community Development Financial Institutions Fund. This award was distributed as part of the CDFI Equitable Recovery Program (CDFI ERP). This award is to provide funding to expand lending, grant making and investment activities in low- or moderate-income communities and to borrowers that have significant unmet capital and financial service needs. As part of the agreement with CDFI ERP, the Bank has annual reporting requirements, performance goals and related measures that the Bank must achieve during the period of performance. These are reported to the CDFI ERP through various schedules and reports required by the program. In addition, the award must be expended in certain Program Activities and/or Operations Support Activities as described and defined in the CDFI ERP agreement. The total amount of the award must expended in accordance with the CDFI ERP guidelines, with at least 60% utilized by December 31, 2026, at least 80% by December 31, 2027, and full expenditure by December 31, 2028. The Bank intends to expense the award on Financial Products (i.e. loans) and Grants which fall under the Program Activities section as defined in the CDFI ERP agreement. The Bank accounts for the CDFI ERP using ASC 958-605. Although the scope of ASC 958-605 excludes for-profit entities, the FASB staff has concluded that for-profit entities may apply this guidance when appropriate and that the award should be accounted for as other non-interest income as permitted by GAAP.

During the fourth quarter of 2024, the Bank received $280 thousand for the Bank Enterprise Award Program (“BEA Program”) from the CDFI Fund. The BEA program awards FDIC insured depository institutions for increasing their investments and support of CDFIs and advancing their community development financing and service activities in the most economically distressed communities.
Operating Segments
The Company’s reportable segments are determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily distinguished between banking and mortgage banking operations. A third operating segment, Holding Company, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part have little or no activity. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company’s business components such as evaluating revenue streams, significant expenses and budget to actual results, in assessing the performance of the Company’s reportable segments and in the determination of allocating resources. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the mortgage banking segment by monitoring the premium received on loan sales. Loans, investments, and deposits provide the revenues in the banking operation. Loans, and deposits provide the revenues in mortgage banking, and loan sales provide the revenues in mortgage banking. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation, payroll expenses provide the significant expenses in mortgage banking, and interest expense, employee benefits, and acquisition expenses provide the significant expenses for the holding company operations. All operations are domestic. Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements. The Company is considered to have three principal business segments the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.
Reclassifications
Certain reclassifications have been made to the 2023 and 2022 financial statements to conform with the classifications used in 2024. These reclassifications did not impact the Company’s consolidated financial condition or results of operations.
Accounting Standards
Effect of Recently Adopted Accounting Standards
In March 2023, FASB issued ASU No. 2023-01, Leases (Topic 842) - “Common Control Arrangements.” This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party. The ASU requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The Company adopted ASU 2023-01 effective January 1, 2024, which did not have a material impact on the Company's consolidated financial statements.
In March 2023, FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Venture (Topic 323): “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Company adopted ASU 2023-02 effective January 1, 2024, which did not have a material impact on the Company's consolidated financial statements.
In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU amends the ASC to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments: 1. Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. 2. Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. 3. Require that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASU Topic 280, Segment Reporting, in interim periods. 4. Clarify that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. 5. Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6. Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance did not have a material impact on the Company's consolidated financial statements.
New Accounting Standards That Have Not Yet Been Adopted
In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The ASU requires that all entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes. 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The ASU also requires that all entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign. 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public companies to disclose, in the notes to financial statements, specified information and certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE C - BUSINESS COMBINATIONS
The Company accounts for its business combinations using the acquisition method and accordingly, records business combinations at their estimated fair values on the acquisition date. The Company generally records provisional amounts at the time of an acquisition based on the information available. These provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The excess cost over fair value of net assets acquired is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the acquisition method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the straight-line method over their estimated useful lives of up to 10 years.
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

Acquisitions
Heritage Southeast Bank
On January 1, 2023, the Company completed its acquisition of HSBI, pursuant to an Agreement and Plan of Merger dated July 27, 2022, by and between the Company and HSBI (the “HSBI Merger Agreement”). Upon the completion of the merger of HSBI with and into the Company, Heritage Bank, HSBI's wholly owned subsidiary, was merged with and into The First Bank. Under the terms of the HSBI Merger Agreement, each share of HSBI common stock was converted into the right to receive 0.965 of share of Company common stock. The Company paid total consideration of $221.5 million to the former HSBI shareholders as consideration in the acquisition, which included 6,920,422 shares of the Company's common stock, and $16 thousand in cash in lieu of fractional shares. The HSBI acquisition provided the opportunity for the Company to expand its operations in Georgia and the Florida panhandle.
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

Beach Bancorp, Inc.
On August 1, 2022, the Company completed its acquisition of BBI, pursuant to an Agreement and Plan of Merger dated April 26, 2022 by and between the Company and BBI (the “BBI Merger Agreement”). Upon the completion of the merger of BBI with and into the Company, Beach Bank, BBI's wholly-owned subsidiary, was merged with and into The First Bank. Under the terms of the BBI Merger Agreement, each share of BBI common stock and each share of BBI preferred stock was converted into the right to receive 0.1711 of a share of Company common stock (the “BBI Exchange Ratio”), and all stock options awarded under the BBI equity plans were converted automatically into an option to purchase shares of Company common stock on the same terms and conditions as applicable to each such BBI option as in effect immediately prior to the effective time, with the number of shares underlying each such option and the applicable exercise price adjusted based on the BBI Exchange Ratio. The BBI merger provides the opportunity for the Company to expand its operations in the Florida panhandle and enter the Tampa market. The Company paid consideration of approximately $101.5 million to the former BBI shareholders including 3,498,936 shares of the Company's common stock and approximately $1 thousand in cash in lieu of fractional shares, and also assumed options entitling the owners thereof to purchase an additional 310,427 shares of the Company's common stock.
In connection with the acquisition of BBI, the Company recorded approximately $23.7 million of goodwill and $9.8 million core deposit intangible. Goodwill is not deductible for income taxes. The core deposit intangible will be amortized to expense over 10 years. The Company also incurred $1.3 million of provision for credit losses on credit marks from the loans acquired from Beach Bank.
Expenses associated with the BBI acquisition were $4 thousand and $1.4 million for the three months and twelve months period ended December 31, 2023, respectively. These costs included charges associated with legal and consulting expenses, which have been expensed as incurred.
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
NOTE D - SECURITIES
The following table summarizes the amortized cost, gross unrealized gains, and losses, and estimated fair values of AFS securities and securities HTM at December 31, 2024 and 2023:

($ in thousands)	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury	$5,297	$—	$64	$5,233
Obligations of U.S. government agencies and sponsored entities	109,289	—	13,064	96,225
Tax-exempt and taxable obligations of states and municipal subdivisions	448,463	240	49,171	399,532
Mortgage-backed securities - residential	298,461	30	33,566	264,925
Mortgage-backed securities - commercial	225,892	117	18,516	207,493
Corporate obligations	31,632	37	1,774	29,895
Total available-for-sale	$1,119,034	$424	$116,155	$1,003,303
Held-to-maturity:
U.S. Treasury	$52,216	$—	$1,244	$50,972
Obligations of U.S. government agencies and sponsored entities	17,950	—	1,417	16,533
Tax-exempt and taxable obligations of states and municipal subdivisions	244,729	3,368	15,568	232,529
Mortgage-backed securities - residential	127,492	—	15,989	111,503
Mortgage-backed securities - commercial	130,552	—	13,327	117,225
Corporate obligations	10,000	—	1,487	8,513
Total held-to-maturity	$582,939	$3,368	$49,032	$537,275

($ in thousands)	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury	$16,985	$—	$310	$16,675
Obligations of U.S. government agencies and sponsored entities	119,868	1	14,946	104,923
Tax-exempt and taxable obligations of states and municipal subdivisions	486,293	449	48,276	438,466
Mortgage-backed securities - residential	297,735	11	34,430	263,316
Mortgage-backed securities - commercial	198,944	76	20,675	178,345
Corporate obligations	41,347	—	3,750	37,597
Other	3,055	—	12	3,043
Total available-for-sale	$1,164,227	$537	$122,399	$1,042,365
Held-to-maturity:
U.S. Treasury	$89,688	$—	$2,804	$86,884
Obligations of U.S. government agencies and sponsored entities	33,659	—	1,803	31,856
Tax-exempt and taxable obligations of states and municipal subdivisions	246,908	9,566	14,697	241,777
Mortgage-backed securities - residential	141,573	—	14,237	127,336
Mortgage-backed securities - commercial	132,711	—	12,334	120,377
Corporate obligations	10,000	—	2,286	7,714
Total held-to-maturity	$654,539	$9,566	$48,161	$615,944
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
At December 31, 2024 and 2023, the results of the analysis did not identify any securities where the decline was indicative of credit loss factors; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities AFS.
Accrued interest receivable is excluded from the estimate of credit losses for securities AFS. Accrued interest receivable totaled $5.0 million and $5.2 million at December 31, 2024 and 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
All AFS securities were current with no securities past due or on nonaccrual as of December 31, 2024.

Securities Held to Maturity
The potential credit loss exposure totaled $201 thousand and $205 thousand at December 31, 2024 and 2023, respectively and consisted of tax-exempt and taxable obligations of states and municipal subdivisions and corporate obligations securities. After applying appropriate probability of default (“PD”) and loss given default (“LGD”) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded for the years ended December 31, 2024 and 2023.
Accrued interest receivable is excluded from the estimate of credit losses for securities held-to-maturity. Accrued interest receivable totaled $3.1 million and $3.4 million at December 31, 2024 and 2023, respectively and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the years ended December 31, 2024 and 2023.
The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2024 and 2023, aggregated by credit quality indicators.

($ in thousands)	December 31, 2024	December 31, 2023
Aaa	$361,656	$431,527
Aa1/Aa2/Aa3	112,535	129,751
A1/A2/A3	12,273	13,902
BBB	10,000	10,000
Not rated	86,475	69,359
Total	$582,939	$654,539
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	December 31, 2024
Available-for-Sale	Amortized Cost	Fair Value
Within one year	$42,008	$41,807
One to five years	127,945	121,463
Five to ten years	311,010	271,828
Beyond ten years	113,718	95,787
Mortgage-backed securities: residential	298,461	264,925
Mortgage-backed securities: commercial	225,892	207,493
Total	$1,119,034	$1,003,303
Held-to-maturity
Within one year	$28,527	$28,334
One to five years	30,868	29,360
Five to ten years	62,237	58,225
Beyond ten years	203,263	192,628
Mortgage-backed securities: residential	127,492	111,503
Mortgage-backed securities: commercial	130,552	117,225
Total	$582,939	$537,275

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

($ in thousands)	2024	2023	2022
Gross gains	$47	$65	$82
Gross losses	78	9,781	164
Realized net (loss) gain	$(31)	$(9,716)	$(82)
The amortized costs of securities pledged as collateral, to secure public deposits and for other purposes, was $1.089 billion and $1.095 billion at December 31, 2024 and 2023, respectively.
The following table summarizes securities in an unrealized losses position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023. The securities are aggregated by major security type and length of time in a continuous unrealized loss position:

	2024
($ in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$5,233	$64	$5,233	$64
Obligations of U.S. government agencies and sponsored entities	262	1	95,958	13,063	96,220	13,064
Tax-exempt and taxable obligations of states and municipal subdivisions	32,717	2,174	349,879	46,997	382,596	49,171
Mortgage-backed securities - residential	40,448	451	222,555	33,115	263,003	33,566
Mortgage-backed securities - commercial	33,439	942	152,532	17,574	185,971	18,516
Corporate obligations	—	—	24,858	1,774	24,858	1,774
Total available-for-sale	$106,866	$3,568	$851,015	$112,587	$957,881	$116,155
Held-to-maturity:
U.S. Treasury	$—	$—	$50,972	$1,244	$50,972	$1,244
Obligations of U.S. government agencies and sponsored entities	761	24	15,772	1,393	16,533	1,417
Tax-exempt and taxable obligations of states and municipal subdivisions	45,064	970	98,527	14,598	143,591	15,568
Mortgage-backed securities - residential	—	—	111,503	15,989	111,503	15,989
Mortgage-backed securities - commercial	892	30	116,333	13,297	117,225	13,327
Corporate obligations	—	—	8,513	1,487	8,513	1,487
Total held-to-maturity	$46,717	$1,024	$401,620	$48,008	$448,337	$49,032

	2023
	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury	$—	$—	$16,675	$310	$16,675	$310
Obligations of U.S. government agencies and sponsored entities	123	—	104,495	14,946	104,618	14,946
Tax-exempt and taxable obligations of states and municipal subdivisions	20,879	1,479	389,113	46,797	409,992	48,276
Mortgage-backed securities: residential	222	2	262,012	34,428	262,234	34,430
Mortgage-backed securities: commercial	2,896	52	170,256	20,623	173,152	20,675
Corporate obligations	—	—	37,597	3,750	37,597	3,750
Other	3,055	12	—	—	3,055	12
Total available-for-sale	$27,175	$1,545	$980,148	$120,854	$1,007,323	$122,399
Held-to-maturity:
U.S. Treasury	$—	$—	$86,884	$2,804	$86,884	$2,804
Obligations of U.S. government agencies and sponsored entities	747	5	31,109	1,798	31,856	1,803
Tax-exempt and taxable obligations of states and municipal subdivisions	10,472	3,949	91,480	10,748	101,952	14,697
Mortgage-backed securities - residential	—	—	127,336	14,237	127,336	14,237
Mortgage-backed securities - commercial	920	2	119,457	12,332	120,377	12,334
Corporate obligations	—	—	7,714	2,286	7,714	2,286
Total held-to-maturity	$12,139	$3,956	$463,980	$44,205	$476,119	$48,161
At December 31, 2024 and December 31, 2023, the Company’s securities portfolio consisted of 1,063 and 1,125 securities, respectively, which were in an unrealized loss position. AFS securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis.
Equity Securities
In 2024, the Company made a correction of an immaterial error and moved one of its securities from AFS to Equity Securities. The equity security consists of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including Majority Minority Census Tracts.
As of December 31, 2024, the Company had equity securities with carrying values totaling $15.7 million. During the twelve months ended December 31, 2024, we recognized an unrealized loss of $78 thousand in net income on our equity securities. These unrealized losses are recorded in the change in value of equity securities on the Consolidated Statements of Income.

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
The composition of the loan portfolio as of December 31, 2024 and December 31, 2023, is summarized below:

($ in thousands)	December 31, 2024	December 31, 2023
Loans held for sale
Mortgage loans held for sale	$3,687	$2,914
Total LHFS	$3,687	$2,914

Loans held for investment
Commercial, financial, and agriculture (1)	$740,193	$800,324
Commercial real estate	3,323,681	3,059,155
Consumer real estate	1,298,973	1,252,795
Consumer installment	44,384	57,768
Total loans	5,407,231	5,170,042
Less allowance for credit losses	(56,205)	(54,032)
Net LHFI	$5,351,026	$5,116,010
______________________________________
(1)Loan balance includes $87 thousand and $386 thousand in PPP loans as of December 31, 2024 and 2023, respectively.
Loans held for sale consist of mortgage loans originated by the Bank and sold into the secondary market. Commitments from investors to purchase the loans are obtained upon origination.
Accrued interest receivable is not included in the amortized cost basis of the Company’s LHFI. At December 31, 2024 and 2023, accrued interest receivable for LHFI totaled $25.8 million and $24.7 million, respectively, with no related ACL and was reported in interest receivable on the accompanying Consolidated Balance Sheet.
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
The following tables presents the aging of the amortized cost basis in past due loans in addition to those loans classified as nonaccrual including PCD loans:

	December 31, 2024
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial, and agriculture (1)	$498	$—	$2,515	$208	$3,221	$740,193	$120
Commercial real estate	2,249	—	9,093	345	11,687	3,323,681	3,698
Consumer real estate	5,941	1,641	5,575	2,498	15,655	1,298,973	1,254
Consumer installment	212	—	104	—	316	44,384	7
Total	$8,900	$1,641	$17,287	$3,051	$30,879	$5,407,231	$5,079
______________________________________
(1)Total loan balance includes $87 thousand in PPP loans as of December 31, 2024.

	December 31, 2023
($ in thousands)	Past Due 30 to 89 Days	Past Due 90 Days or More and Still Accruing	Nonaccrual	PCD	Total Past Due, Nonaccrual and PCD	Total LHFI	Nonaccrual and PCD with No ACL
Commercial, financial, and agriculture (1)	$2,043	$313	$353	$965	$3,674	$800,324	$465
Commercial real estate	1,698	630	3,790	647	6,765	3,059,155	410
Consumer real estate	3,992	220	1,806	3,098	9,116	1,252,795	680
Consumer installment	180	—	31	—	211	57,768	—
Total	$7,913	$1,163	$5,980	$4,710	$19,766	$5,170,042	$1,555
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
The fair value for acquired loans recorded at the time of acquisition is based upon several factors including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of premium or discount to the unpaid principal balance of each acquired loan. As it relates to acquired PCD loans, the net premium or net discount is adjusted to reflect the Company's allowance for credit losses (“ACL”) recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the loan. As it relates to acquired loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of the fair value adjustments are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the average remaining life of those loans. The Company records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.
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
As of December 31, 2024 and 2023, the amortized cost of the Company’s PCD loans totaled $47.1 million and $57.8 million, respectively, which had an estimated ACL of $2.1 million and $3.7 million, respectively.
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
The following table presents the amortized cost basis of loans at December 31, 2024 and December 31, 2023 that were both experiencing financial difficulty and modified during 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

($ in thousands)
December 31, 2024	Payment Modification	Term Extension	Payment Delay	Combination Term Extension and Payment Modification	Percentage of Total Loans Held for Investment
Commercial, financial, and agriculture	$—	$100	$40	538	0.09%
Commercial real estate	—	3,172	—	—	0.10%
Consumer real estate	778	—	—	—	0.06%
Total	$778	$3,272	$40	538	0.09%

December 31, 2023	Term Extension	Percentage of Total Loans Held for Investment
Commercial real estate	$581	0.02%
Total	$581	0.02%
The following table details the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the periods presented:

December 31, 2024	Payment Modification	Term Extension	Payment Delay	Combination Term Extension and Payment Modification
Commercial, financial, and agriculture		One loan with maturity date extension of 90 days.	One loan with payment deferred for 90 days.	One loan with maturity date extension of 36 months, and re-amortization of 180 months.
Commercial real estate		Two loans with maturity date extension of 90 days.
Consumer real estate	Two loans were converted from principal and interest to interest only for 6 months.
The Company has not committed to lend additional amounts to the borrowers included in the previous table.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months as of December 31, 2024. There were no modified loans that were past due as of December 31, 2023.

($ in thousands)
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Commercial, financial and agriculture	$40	$—	100	$140
Commercial real estate	2,453	—	719	3,172
Total	$2,493	$—	819	$3,312
During the year ended December 31, 2024, the Company had payment delay balances of $40 thousand at default for LHFI in commercial, financial and agriculture portfolio that has a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

Collateral Dependent Loans
The following table presents the amortized cost basis of collateral dependent individually evaluated loans by class of loans as of December 31, 2024 and 2023:

($ in thousands)
December 31, 2024	Real Property	Equipment	Miscellaneous	Total
Commercial financial, and agriculture	$—	$335	$759	$1,094
Commercial real estate	3,697	—	—	3,697
Consumer real estate	2,412	—	—	2,412
Consumer installment	—	—	7	7
Total	$6,109	$335	$766	$7,210
Collateral Value	$10,863	$—	$812

December 31, 2023	Real Property	Equipment	Miscellaneous	Total
Commercial financial, and agriculture	$—	$496	$918	$1,414
Commercial real estate	710	—	—	710
Consumer real estate	778	—	—	778
Total	$1,488	$496	$918	$2,902
Collateral Value	$3,675	$237	$1,293
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
Loan Participations
The Company has loan participations, which qualify as participating interest, with other financial institutions. As of December 31, 2024, these loans totaled $328.9 million, of which $184.2 million had been sold to other financial institutions and $144.7 million was purchased by the Company. As of December 31, 2023, these loans totaled $304.0 million, of which $165.9 million had been sold to other financial institutions and $138.1 million was purchased by the company. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involving no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
The above classifications were the most current available as of December 31, 2024, and were generally updated within the prior year.
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed at year ends December 31, 2024 and 2023. Revolving loans converted to term as of year ended December 31, 2024 and 2023 were not material to the total loan portfolio.

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$103,910	$80,584	$104,382	$81,209	$30,397	$74,472	$249,088	$724,042
Special mention	—	302	31	850	2,232	839	513	4,767
Substandard	1,536	1,645	497	625	601	1,682	4,798	11,384
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$105,446	$82,531	$104,910	$82,684	$33,230	$76,993	$254,399	$740,193
Current period gross write offs	$10	$103	$337	$312	$14	$397	$—	$1,173

Commercial real estate:
Risk Rating
Pass	$511,293	$400,874	$804,242	$497,248	$331,632	$691,589	$2,946	$3,239,824
Special mention	2,221	191	950	10,283	2,835	15,246	—	31,726
Substandard	580	1,291	13,079	4,754	1,493	30,934	—	52,131
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$514,094	$402,356	$818,271	$512,285	$335,960	$737,769	$2,946	$3,323,681
Current period gross write offs	$—	$70	$—	$20	$—	$71	$—	$161

Consumer real estate:
Risk Rating
Pass	$181,376	$139,557	$302,890	$192,508	$114,554	$183,973	$160,289	$1,275,147
Special mention	98	530	634	484	—	1,012	717	3,475
Substandard	610	1,566	3,019	1,356	2,281	9,110	2,409	20,351
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$182,084	$141,653	$306,543	$194,348	$116,835	$194,095	$163,415	$1,298,973
Current period gross write offs	$—	$11	$358	$—	$—	$153	$—	$522

Consumer installment:
Risk Rating
Pass	$13,871	$10,725	$6,239	$4,360	$1,340	$1,315	$6,358	$44,208
Special mention	—	—	—	—	—	—	—	—
Substandard	—	56	82	7	19	—	12	176
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$13,871	$10,781	$6,321	$4,367	$1,359	$1,315	$6,370	$44,384
Current period gross write offs	$274	$361	$212	$118	$77	$953	$43	$2,038

Total
Pass	$810,450	$631,740	$1,217,753	$775,325	$477,923	$951,349	$418,681	$5,283,221
Special mention	2,319	1,023	1,615	11,617	5,067	17,097	1,230	39,968
Substandard	2,726	4,558	16,677	6,742	4,394	41,726	7,219	84,042
Doubtful	—	—	—	—	—	—	—	—
Total	$815,495	$637,321	$1,236,045	$793,684	$487,384	$1,010,172	$427,130	$5,407,231
Current period gross write offs	$284	$545	$907	$450	$91	$1,574	$43	$3,894

($ in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial, financial and agriculture:
Risk Rating
Pass	$102,263	$150,420	$113,487	$47,313	$36,065	$64,020	$281,646	$795,214
Special mention	—	—	—	141	797	3	10	951
Substandard	451	330	121	185	550	1,894	628	4,159
Doubtful	—	—	—	—	—	—	—	—
Total commercial, financial and agriculture	$102,714	$150,750	$113,608	$47,639	$37,412	$65,917	$282,284	$800,324
Current period gross write offs	14	51	225	139	206	110	—	745

Commercial real estate:
Risk Rating
Pass	$385,954	$825,505	$558,742	$377,085	$253,746	$569,428	$6,397	$2,976,857
Special mention	—	660	6,118	3,111	9,545	22,648	—	42,082
Substandard	136	7,293	393	566	5,427	26,401	—	40,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$386,090	$833,458	$565,253	$380,762	$268,718	$618,477	$6,397	$3,059,155
Current period gross write offs	—	—	193	—	—	57	—	250

Consumer real estate:
Risk Rating
Pass	$176,144	$334,056	$219,071	$127,539	$59,615	$163,464	$153,821	$1,233,710
Special mention	—	1,081	—	—	643	3,246	412	5,382
Substandard	502	404	511	1,559	514	6,988	3,225	13,703
Doubtful	—	—	—	—	—	—	—	—
Total consumer real estate	$176,646	$335,541	$219,582	$129,098	$60,772	$173,698	$157,458	$1,252,795
Current period gross write offs	5	19	—	—	—	25	—	49

Consumer installment:
Risk Rating
Pass	$24,482	$12,408	$7,316	$2,919	$1,213	$1,195	$8,156	$57,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	8	17	42	11	—	1	79
Doubtful	—	—	—	—	—	—	—	—
Total consumer installment	$24,482	$12,416	$7,333	$2,961	$1,224	$1,195	$8,157	$57,768
Current period gross write offs	226	567	223	179	156	576	121	2,048

Total
Pass	$688,843	$1,322,389	$898,616	$554,856	$350,639	$798,107	$450,020	$5,063,470
Special mention	—	1,741	6,118	3,252	10,985	25,897	422	48,415
Substandard	1,089	8,035	1,042	2,352	6,502	35,283	3,854	58,157
Doubtful	—	—	—	—	—	—	—	—
Total	$689,932	$1,332,165	$905,776	$560,460	$368,126	$859,287	$454,296	$5,170,042
Current period gross write offs	$245	$637	$641	$318	$362	$768	$121	$3,092

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
The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023, and 2022.

	December 31, 2024
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$8,844	$29,125	$15,260	$803	$54,032
Provision for credit losses	3,213	(173)	53	665	3,758
Loans charged-off	(1,173)	(161)	(522)	(2,038)	(3,894)
Recoveries	319	676	85	1,229	2,309
Total ending allowance balance	$11,203	$29,467	$14,876	$659	$56,205

	December 31, 2023
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$6,349	$20,389	$11,599	$580	$38,917
Initial allowance on PCD loans	727	2,260	182	7	3,176
Provision for credit losses	2,164	6,610	3,279	1,697	13,750
Loans charged-off	(745)	(250)	(49)	(2,048)	(3,092)
Recoveries	349	116	249	567	1,281
Total ending allowance balance	$8,844	$29,125	$15,260	$803	$54,032

	December 31, 2022
($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Allowance for credit losses:
Beginning balance	$4,873	$17,552	$7,889	$428	$30,742
Initial allowance on PCD loans	614	576	113	—	1,303
Provision for credit losses	688	1,742	2,786	134	5,350
Loans charged-off	(259)	(72)	(204)	(683)	(1,218)
Recoveries	433	591	1,015	701	2,740
Total ending allowance balance	$6,349	$20,389	$11,599	$580	$38,917
The provision for credit losses for the year ended December 31, 2024 was $3.8 million, compared to $13.8 million, for the year ended December 31, 2023, and $5.4 million for the year ended December 31, 2022. The 2024 provision for credit losses decreased $10.0 million, or 72.7% when compared to the same period in 2023 and is attributed to the acquisition of HSBI in January 2023 and was partially offset by loan growth. During January 2023, loans totaling $1.159 billion, net of purchase accounting adjustments, were acquired as part of the HSBI acquisition. The initial ACL on PCD loans recorded in March 2023, of $3.2 million was related to the HSBI acquisition. In addition, the 2023 provision for credit losses includes $10.7 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments acquired in the HSBI acquisition. The 2023 provision for credit losses increased $8.4 million, compared to the same period in 2022. The 2023 increase is related to the HSBI acquisition mentioned above and loan growth. The 2022 provision for credit losses includes $3.9 million associated with day one post-merger accounting provision recorded for non-PCD loans and unfunded commitments. A $1.3 million initial allowance was recorded on PCD loans acquired in the BBI merger.
Total loans were $5.351 billion at December 31, 2024, compared to $5.116 billion at December 31, 2023, and $3.774 billion at December 31, 2022.
The following table provides the ending balance in the Company’s LHFI and the ACL, broken down by portfolio segment as of December 31, 2024 and 2023. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation.

($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2024
LHFI
Individually evaluated	$1,094	$3,697	$2,412	$7	$7,210
Collectively evaluated	739,099	3,319,984	1,296,561	44,377	5,400,021
Total	$740,193	$3,323,681	$1,298,973	$44,384	$5,407,231

Allowance for Credit Losses
Individually evaluated	$543	$—	$52	$—	$595
Collectively evaluated	10,660	29,467	14,824	659	55,610
Total	$11,203	$29,467	$14,876	$659	$56,205

($ in thousands)	Commercial, Financial and Agriculture	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2023
LHFI
Individually evaluated	$1,414	$710	$778	$—	$2,902
Collectively evaluated	798,910	3,058,445	1,252,017	57,768	5,167,140
Total	$800,324	$3,059,155	$1,252,795	$57,768	$5,170,042

Allowance for Credit Losses
Individually evaluated	$408	$—	$—	$—	$408
Collectively evaluated	8,436	29,125	15,260	803	53,624
Total	$8,844	$29,125	$15,260	$803	$54,032

NOTE F - PREMISES AND EQUIPMENT
Premises and equipment owned and utilized in the operations of the Company are stated at cost, less accumulated depreciation and amortization as follows:

($ in thousands)	2024	2023
Premises:
Land	$48,416	$48,460
Buildings and improvements	126,759	126,013
Equipment	43,429	41,788
Construction in progress	1,879	1,808
	220,483	218,069
Less accumulated depreciation and amortization	50,687	43,760
Total	$169,796	$174,309
The amounts charged to occupancy expense for depreciation were $7.3 million, $7.4 million, and $5.7 million in 2024, 2023 and 2022, respectively.
NOTE G - DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2024 and 2023, were $303.2 million and $292.9 million, respectively.
At December 31, 2024, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

($ in thousands)
Year	Amount
2025	$1,231,068
2026	30,763
2027	10,450
2028	13,356
2029	9,758
Thereafter	6,213
Total	$1,301,608
NOTE H - BORROWED FUNDS
At December 31, 2024 and 2023, borrowed funds consisted of the following:

($ in thousands)	2024	2023
Bank Term Funding Program	$—	$390,000
FHLB advances	210,000	—
Total	$210,000	$390,000
In 2024, each advance from the FHLB was payable at its maturity date in January 2025, with a prepayment penalty for fixed rate advances. Interest was payable monthly at rates ranging from 4.50% to 4.56%. Advances due to the FHLB are collateralized by a blanket lien on first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. In 2024, advances due to the FHLB were collateralized by $4.265 billion in loans. Based on this collateral and holdings of FHLB stock, the Company is eligible to borrow up to a total of $1.984 billion and $2.051 billion at December 31, 2024 and 2023, respectively.

On March 12, 2023, the Federal Reserve Board announced the Bank Term Funding Program (“BTFP”), which offers loans to banks with a term up to one year. The loans are secured by pledging the banks' U.S. treasuries, agency securities, agency securities, agency mortgage-backed securities, and any other qualifying asset. These pledged securities will be valued at par for collateral purposes. The BTFP offers up to one year fixed-rate term borrowings that are prepayable without penalty.
In 2023, the Bank participated in the BTFP and had outstanding debt of $390.0 million, pledged securities totaling a fair value for $362.4 million at December 31, 2023. The securities pledged have a par value of $398.1 million. The Bank's BTFP borrowings, which were drawn between March 15, 2023 and December 28, 2023, bear interest rates ranging from 4.69% to 4.83% and are set to mature one year from their issuance date. The BTFP borrowings were paid off on 2024.
Payments over the next five years are as follows:

($ in thousands)
2025	$210,000
NOTE I – LEASE OBLIGATIONS
The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 1 to 7 years.
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
Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term and is recorded in net occupancy and furniture and equipment expense in the consolidated statements of income and other comprehensive income. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date and based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$6,102	$6,387
Finance leases, net of accumulated depreciation	1,002	1,466
Total right-of-use assets	$7,104	$7,853

Lease liabilities:
Operating lease	$6,273	$6,550
Finance lease	1,556	1,739
Total lease liabilities	$7,829	$8,289

Weighted average remaining lease term
Operating leases	6.7 years	7.2 years
Finance leases	6.9 years	7.9 years

Weighted average discount rate
Operating leases	2.2%	2.0%
Finance leases	2.2%	2.2%
The table below summarizes our net lease costs.

($ in thousands)	December 31,
	2024	2023	2022
Operating lease cost	$1,489	$1,504	$1,464
Finance lease cost:
Interest on lease liabilities	36	40	44
Amortization of right-of-use	464	464	464
Net lease cost	$1,989	$2,008	$1,972
The table below summarizes the maturity of remaining lease liabilities at December 31, 2024.

($ in thousands)	December 31, 2024
	Operating Leases	Finance Leases

2025	$1,179	$220
2026	1,098	222
2027	908	252
2028	855	252
2029	769	252
Thereafter	2,004	483
Total lease payments	6,813	1,681
Less: Interest	(540)	(125)
Present value of lease liabilities	$6,273	$1,556

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
Management believes, as of December 31, 2024, that the Company met all capital adequacy requirements to which they are subject. Under Basel III requirements, a financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity Tier 1 of 6.5%, and has a Tier 1 leverage capital ratio of 5% or more.
The actual capital amounts and ratios, excluding unrealized losses, at December 31, 2024 and 2023 are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

($ in thousands)
December 31, 2024	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$960,381	15.6%	$946,568	15.4%
Common equity Tier 1	781,326	12.7%	890,438	14.5%
Tier 1 risk-based	805,633	13.1%	890,438	14.5%
Tier 1 leverage	805,633	10.5%	890,438	11.6%

December 31, 2023	Amount	Ratio	Amount	Ratio
Total risk-based	$892,310	15.0%	$875,071	14.8%
Common equity Tier 1	715,858	12.1%	821,246	13.8%
Tier 1 risk-based	740,113	12.5%	821,246	13.8%
Tier 1 leverage	740,113	9.7%	821,246	10.7%

The minimum amounts of capital and ratios, not including Accumulated Other Comprehensive Income, as established by banking regulators at December 31, 2024, and 2023, were as follows:

($ in thousands)
December 31, 2024	Company (Consolidated)		Subsidiary The First
	Amount	Ratio	Amount	Ratio

Total risk-based	$493,306	8.0%	$492,551	8.0%
Common equity Tier 1	277,485	4.5%	277,060	4.5%
Tier 1 risk-based	369,979	6.0%	369,413	6.0%
Tier 1 leverage	246,653	4.0%	246,276	4.0%

December 31, 2023	Amount	Ratio	Amount	Ratio
Total risk-based	$475,183	8.0%	$474,679	8.0%
Common equity Tier 1	267,291	4.5%	267,007	4.5%
Tier 1 risk-based	356,387	6.0%	356,009	6.0%
Tier 1 leverage	237,592	4.0%	237,339	4.0%
The principal sources of funds to the Company to pay dividends are the dividends received from the Bank. Consequently, dividends are dependent upon The First’s earnings, capital needs, regulatory policies, as well as statutory and regulatory limitations. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Approval by the Company’s regulators is required if the total of all dividends declared in any calendar year exceed the total of its net income for that year combined with its retained net income of the preceding two years. In 2024, the Bank had available $125.3 million to pay dividends.
NOTE K - INCOME TAXES
The components of income tax expense are as follows:

($ in thousands)	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$14,641	$11,754	$12,071
State	2,926	2,587	2,759
Deferred	3,204	7,006	940
Total income tax expense	$20,771	$21,347	$15,770

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

($ in thousands)	Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$20,573	21%	$20,289	21%	$16,525	21%
Tax-exempt income, net	(1,196)	(1)%	(1,696)	(2)%	(2,369)	(3)%
Nondeductible expenses	183	—%	144	—%	391	—%
State income tax, net of federal tax effect	3,492	4%	3,064	4%	2,251	3%
Federal tax credits, net	(715)	(1)%	(715)	(1)%	(715)	(1)%
Other, net	(1,566)	(2)%	261	—%	(313)	—%
	$20,771	21%	$21,347	22%	$15,770	20%
The components of deferred income taxes included in the consolidated financial statements were as follows:

($ in thousands)	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$14,060	$13,276
Net operating loss carryover	23,753	27,256
Nonaccrual loan interest	919	826
Other real estate	659	1,092
Deferred compensation	1,126	1,161
Loan purchase accounting	4,461	6,438
Unrealized loss on available-for-sale securities	38,649	38,776
Lease liability	1,958	2,037
Other	4,588	5,014
	90,173	95,876
Deferred tax liabilities:
Securities	(271)	(560)
Premises and equipment	(9,048)	(9,017)
Core deposit intangible	(14,132)	(16,094)
Goodwill	(2,971)	(2,651)
Right-of-use asset	(1,777)	(1,929)
Other	(1,142)	(1,461)
	(29,341)	(31,712)
Net deferred tax asset/(liability), included in other assets	$60,832	$64,164
With the acquisition of Baldwin Bancshares, Inc. in 2013, BCB Holding Company, Inc. in 2014, Gulf Coast Community Bank in 2017, Sunshine Financial, Inc. in 2018, and FPB Financial Corp. in 2019, SWG in 2020, BBI in 2022, and HSBI in 2023, the Company assumed federal tax net operating loss carryovers. $205.1 million of net operating losses remain available to the Company and begin to expire in 2026. The Company expects to fully utilize the net operating losses.
The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2024, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2020.
NOTE L - EMPLOYEE BENEFITS
The Company and the Bank provide a deferred compensation arrangement (401k plan) whereby employees contribute a percentage of their compensation. For employee contributions of six percent or less, the Company and its subsidiary bank provide a 50% matching contribution. Contributions totaled $1.5 million in 2024, $1.5 million in 2023, and $1.2 million in 2022.
The Company-sponsored Employee Stock Ownership Plan (ESOP) maintained for employees of the Company and the Bank who had completed one year of service and attained age 21, was terminated effective May 31, 2024. No employee was eligible to begin participation in the ESOP after that date. All participants in the ESOP on the May 31, 2024 termination date became 100% vested in their account balances. Contributions to the plan are at the discretion of the Board of Directors, and no contribution was made for 2024. Benefit distributions will be made to the participants and the ESOP will be liquidated as soon as administratively feasible following receipt of a favorable determination letter from the Internal Revenue Service in connection with the termination. At December 31, 2024, the ESOP held 5,728 shares valued at $200 thousand of Company common stock and had no debt obligation. All shares held by the plan were considered outstanding for net income per share purposes. Total ESOP expense was $30 thousand for 2024, $24 thousand for 2023, and $33 thousand for 2022.
In 2014, the Company established a Supplemental Executive Retirement Plan (“SERP”) for three active key executives. During 2016, the Company established a SERP for eight additional active key executives. Pursuant to the SERP, these officers are entitled to receive 180 equal monthly payments commencing at the later of obtaining age 65 or separation from service. The costs of such benefits, assuming a retirement date at age 65, are accrued by the Company and included in other liabilities in the Consolidated Balance Sheets. The SERP balance at December 31, 2024 and 2023 was $6.3 million and $4.6 million, respectively. The Company accrued to expense $1.7 million for 2024, $951 thousand for 2023, and $945 thousand for 2022 for future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.
Upon the acquisition of Iberville Bank, Southwest Banc Shares, Inc., FMB Banking Corporation, and SWG, the Bank assumed deferred compensation agreements with directors and employees. At December 31, 2024, the total liability of the deferred compensation agreements was $677 thousand, $1.1 million, $2.4 million, and $193 thousand, respectively. Deferred compensation expense totaled $9 thousand, $102 thousand, $128 thousand, and $19 thousand, respectively for 2024.
NOTE M - STOCK PLANS
In 2007, the Company adopted the 2007 Stock Incentive Plan. The 2007 Plan provided for the issuance of up to 315,000 shares of Company Common Stock, $1.00 par value per share. In 2015, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 300,000 shares of Company Common Stock, $1.00 par value per share, for a total of 615,000 shares. In 2021, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,115,000 shares. In 2024, the Company adopted an amendment to the 2007 Stock Incentive Plan which provided for the issuance of an additional 500,000 shares of Company Common Stock, $1.00 par value per share, for a total of 1,615,000 shares. Shares issued under the 2007 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Total shares issuable under the plan are 668,722 at year-end 2024, and 164,844 and 167,173 shares were issued in 2024 and 2023, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2024	464,941	$31.08
Granted	164,844
Vested	(195,543)
Forfeited	(26,561)
Nonvested at December 31, 2024	407,681	$29.39
As of December 31, 2024, there was $6.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The costs are expected to be recognized over the remaining term of the vesting period (approximately 5 years). The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $6.6 million, $1.7 million, and $2.5 million.
Compensation cost in the amount of $4.6 million was recognized for the year ended December 31, 2024, $2.3 million was recognized for the year ended December 31, 2023 and $2.4 million for the year ended December 31, 2022. Shares of restricted stock granted to employees under this stock plan are subject to restrictions as to the vesting period. The restricted stock award becomes 100% vested on the earliest of 1) the vesting period, provided the Grantee has not incurred a termination of employment prior to that date, 2) the Grantee’s retirement, or 3) the Grantee’s death. During this period, the holder is entitled to full voting rights and dividends. The dividends are held by the Company and only paid if and when the grants are vested. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company).
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
Notes
On April 30, 2018, The Company entered into two Subordinated Note Purchase Agreements pursuant to which the Company sold and issued $24.0 million in aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due 2028 (the "Notes due 2028") and $42.0 million in aggregate principal amount of 6.40% fixed-to-floating rate subordinated notes due 2033 (the “Notes due 2033”). In May of 2023, the Company redeemed all $24.0 million of the outstanding Notes due 2028.
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
The Company had $123.7 million of subordinated debt, net of deferred issuance costs $1.4 million and unamortized fair value mark $1.7 million, at December 31, 2024, compared to $123.4 million, net of deferred issuance costs $1.6 million and unamortized fair value mark $2.1 million, at December 31, 2023.
NOTE O - TREASURY STOCK
Shares held in treasury totaled 1,249,607 at December 31, 2024, December 31, 2023 and December 31, 2022.

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
On February 28, 2024, the Company announced that its Board of Directors has authorized a new share repurchase program (the "2024 Repurchase Program"), pursuant to which the Company may purchase up to an aggregate of $50.0 million in shares of the Company's issued and outstanding common stock during the 2024 calendar year. Under the program, the Company may, but is not required to, from time to time repurchase up $50.0 million of shares of its own common stock in any manner determined appropriate by the Company’s management. The actual timing and method of any purchases, the target number of shares and the maximum price (or range of prices) under the program, will be determined by management at is discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The 2024 Repurchase Program expired on December 31, 2024.
NOTE P - RELATED PARTY TRANSACTIONS
In the normal course of business, the Bank makes loans to its directors and executive officers and to companies in which they have a significant ownership interest. Such loans amounted to approximately $24.1 million and $23.7 million at December 31, 2024 and 2023, respectively. The activity in loans to current directors, executive officers, and their affiliates during the year ended December 31, 2024, is summarized as follows:

($ in thousands)
Loans outstanding at beginning of year	$23,680
Advances/new loans	1,204
Removed/payments	(756)
Loans outstanding at end of year	$24,128

Deposits from principal officers, directors, and their affiliates at year-end 2024 and 2023 were $18.0 million and $15.6 million.
NOTE Q - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT RISK
In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guaranties, commitments to extend credit, overdraft protection, etc., which are not reflected in the accompanying financial statements. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2024 and 2023, nor are any significant losses as a result of these transactions anticipated.
The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2024		2023
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$23,430	$39,796	$34,380	$50,226
Unused lines of credit	126,592	706,585	231,335	605,646
Standby letters of credit	13,405	16,331	15,573	13,114
Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 0.0% to 19.0% and maturities ranging from 1 year to 30 years.
ALLOWANCE FOR CREDIT LOSSES (“ACL”) ON OFF BALANCE SHEET CREDIT (“OBSC”) Exposures
The Company adopted ASC 326, effective January 1, 2021, which requires the Company to estimate expected credit losses for OBSC exposures which are not unconditionally cancellable. The Company maintains a separate ACL on OBSC exposures, including unfunded commitments and letters of credit, which is included on the accompanying consolidated balance sheet for the years ended December 31, 2024 and 2023. The ACL on OBSC exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Changes in the ACL on OBSC exposures were as follows for the presented periods:

($ in thousands)	2024	2023	2022
Balance at beginning of period	$2,075	$1,325	$1,070
Credit loss expense related to OBSC exposures	32	750	255
Balance at end of period	$2,107	$2,075	$1,325
Adjustments to the ACL on OBSC exposures are recorded to provision for credit losses OBSC exposures. The Company recorded $32 thousand, $750 thousand, and $255 thousand to the provision for credit losses OBSC exposures for the years ended December 31, 2024, 2023, and 2022 respectively. The decrease in the ACL on OBSC exposures for the year ended December 31, 2024 compared to the same period in 2023 was due to the day one provision for unfunded commitments related to the HSBI acquisition and an increase in unfunded commitments. The increase in the ACL on OBSC exposures for the year ended December 31, 2023 compared to the same period in 2022 was due to the acquisition of HSBI mentioned above.
No credit loss estimate is reported for OBSC exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation on the arrangement.
The Company currently has 109 full-service banking and financial service offices, one motor bank facility and six loan production offices across Mississippi, Alabama, Florida, Georgia, and Louisiana. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. As of December 31, 2024, management does not consider there to be any significant credit concentrations within the loan portfolio. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of a borrower's ability to repay a loan is dependent upon the economic stability of the area.
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
Debt Securities - The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using the discounted cash flow or other market indicators (Level 3). Level 3 securities include obligations of states and political subdivisions and corporate obligations.
Equity Securities - The fair value of equity securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

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

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis and the level within the hierarchy in which the fair value measurements fell as of December 31, 2024 and 2023:

December 31, 2024	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$5,233	$—	$5,233	$—
Obligations of U.S. government agencies and sponsored entities	96,225	—	96,225	—
Municipal securities	399,532	—	375,907	23,625
Mortgage-backed Securities	472,418	—	472,418	—
Corporate obligations	29,895	—	29,866	29
Total investment securities available-for-sale	$1,003,303	$—	$979,649	$23,654
Equity Securities	$15,684	$15,684	$—	$—
Loans held for sale	$3,687	$—	$3,687	$—
Interest rate swaps	$10,509	$—	$10,491	$18
Liabilities:
Interest rate swaps	$10,510	$—	$10,491	$19

December 31, 2023	Fair Value Measurements
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale
U.S. Treasury	$16,675	$16,675	$—	$—
Obligations of U.S. government agencies and sponsored entities	104,923	—	104,923	—
Municipal securities	438,466	—	420,283	18,183
Mortgage-backed securities	441,661	—	441,661	—
Corporate obligations	37,597	—	37,567	30
Other	3,043	—	3,043	$—
Total investment securities available-for-sale	$1,042,365	$16,675	$1,007,477	$18,213
Loans held for sale	$2,914	$—	$2,914	$—
Interest rate swaps	$12,170	$—	$12,129	$41
Liabilities:
Interest rate swaps	$12,175	$—	$12,129	$46
The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (Level 3) information:

	Bank-Issued Trust Preferred Securities
($ in thousands)	2024	2023
Balance, January 1	$30	$31
Paydowns	(1)	(1)
Balance, December 31	$29	$30

	Municipal Securities
($ in thousands)	2024	2023
Balance, January 1	$18,183	$15,117
Maturities, calls and paydowns	(2,198)	(2,639)
Transfer from level 2 to level 3	8,035	6,085
Transfer from level 3 to level 2	(270)	—
Unrealized (loss) gain included in comprehensive income	(125)	(380)
Balance, December 31	$23,625	$18,183

	Interest Rate Swaps - Risk Participations
($ in thousands)	2024	2023
Balance, January 1, net	$(5)	$—
RPA-in	27	(46)
RPA-out	(23)	41
Balance at December 31, net	$(1)	$(5)
The following methods and assumptions were used to estimate the fair values of the Company’s assets measured at fair value on a recurring basis at December 31, 2024 and 2023. The following tables present quantitative information about recurring Level 3 fair value measurements:

($ in thousands)
Bank-Issued Trust Preferred Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2024	$29	Discounted cash flow	Discount rate	6.74% - 6.91%
December 31, 2023	$30	Discounted cash flow	Discount rate	7.81% - 7.89%

Municipal Securities	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2024	$23,625	Discounted cash flow	Discount rate	2.65% - 6.10%
December 31, 2023	$18,183	Discounted cash flow	Discount rate	2.34% - 5.50%

Interest Rate Swaps - Risk Participations	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
December 31, 2024	$(1)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%

December 31, 2023	$(5)	Credit Value Adjustment	Credit Spread	225 bps - 300 bps
			Recovery Rate	70%

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
Other Real Estate Owned
Other real estate owned consists of properties obtained through foreclosure. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Fair value of other real estate owned is based on current independent appraisals of the collateral less costs to sell when acquired, establishing a new costs basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments, if any, result in a Level 3 classification of the inputs for determining fair value. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. The Company adjust the appraisal 10 percent for carrying costs. Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through other income. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recorded in other income. Other real estate measured at fair value on a non-recurring basis at December 31, 2024, amounted to $7.9 million. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements were reported at December 31, 2024 and 2023:

	Fair Value Measurements Using
($ in thousands)	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Collateral dependent loans	$6,615	$—	$—	$6,615
Other real estate owned	7,874	—	—	7,874

December 31, 2023
Collateral dependent loans	$2,494	$—	$—	$2,494
Other real estate owned	8,320	—	—	8,320
Estimated fair values for the Company's financial instruments are as follows, as of the date noted:

	Fair Value Measurements
December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$220,411	$220,411	$220,411	$—	$—
Securities available-for-sale	1,003,303	1,003,303	—	979,649	23,654
Securities held-to-maturity	582,939	537,275	—	526,743	10,532
Equity securities	15,684	15,684	15,684	—	—
Loans held for sale	3,687	3,687	—	3,687	—
Loans, net	5,351,026	5,132,544	—	—	5,132,544
Accrued interest receivable	34,002	34,002	—	8,160	25,842
Interest rate swaps	10,509	10,509	—	10,491	18

Liabilities:
Non-interest-bearing deposits	$1,796,685	$1,796,685	$—	$1,796,685	$—
Interest-bearing deposits	4,808,171	4,644,812	—	4,644,812	—
Subordinated debentures	123,731	111,709	—	—	111,709
FHLB and other borrowings	210,000	210,000	—	210,000	—
Accrued interest payable	13,856	13,856	—	13,856	—
Interest rate swaps	10,510	10,510	—	10,491	19

	Fair Value Measurements
December 31, 2023	Carrying Amount	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$355,147	$355,147	$355,147	$—	$—
Securities available-for-sale	1,042,365	1,042,365	16,675	1,007,477	18,213
Securities held-to-maturity	654,539	615,944	—	615,944	—
Loans held for sale	2,914	2,914	—	2,914	—
Loans, net	5,116,010	4,877,935	—	—	4,877,935
Accrued interest receivable	33,300	33,300	—	8,632	24,668
Interest rate swaps	12,170	12,170	—	12,129	41

Liabilities:
Non-interest-bearing deposits	$1,849,013	$1,849,013	$—	$1,849,013	$—
Interest-bearing deposits	4,613,859	4,430,227	—	4,430,227	—
Subordinated debentures	123,386	109,426	—	—	109,426
FHLB and other borrowings	390,000	390,000	—	390,000	—
Accrued interest payable	22,702	22,702	—	22,702	—
Interest rate swaps	12,175	12,175	—	12,129	46
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
Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of Other real estate owned (OREO) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction prices is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for December 31, 2024, 2023, and 2022. Items outside the scope of ASC 606 are noted as such.

($ in thousands)	Year Ended December 31, 2024
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$8,095	$4	$—	$8,099
Other	5,804	2	—	5,806
Interchange income	17,914	—	—	17,914
Investment brokerage fees	1,829	—	—	1,829
Net gains on OREO	(87)	—	—	(87)
Net losses on sales of securities (1)	(31)	—	—	(31)
Loss on premises and equipment	(183)	—	—	(183)
Gain on sale of loans	2,323	—	—	2,323
Other	10,728	3,348	16	14,092
Total non-interest income	$46,392	$3,354	$16	$49,762

($ in thousands)	Year Ended December 31, 2023
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$8,154	$—	$—	$8,154
Other	6,021	—	—	6,021
Interchange income	18,914	—	—	18,914
Investment brokerage fees	1,623	—	—	1,623
Net gains on OREO	6	—	—	6
Net losses on sales of securities (1)	(9,716)	—	—	(9,716)
Gain on premises and equipment	35	—	—	35
Gain on sale of loans	1,512	—	—	1,512
Other	10,307	2,866	6,983	20,156
Total non-interest income	$36,856	$2,866	$6,983	$46,705

($ in thousands)	Year Ended December 31, 2022
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total
Revenue by Operating Segments
Non-interest income
Service charges on deposits
Overdraft fees	$4,023	$93	$—	$4,116
Other	8,679	—	—	8,679
Interchange income	12,702	—	—	12,702
Investment brokerage fees	1,566	—	—	1,566
Net gains on OREO	214	—	—	214
Net losses on sales of securities (1)	(82)	—	—	(82)
Gain on acquisition (1)	281	—	—	281
Loss on premises and equipment	(116)	—	—	(116)
Other	2,724	4,210	2,667	9,601
Total non-interest income	$29,991	$4,303	$2,667	$36,961
___________________________________
(1)Not within scope of ASC 606.
NOTE T - PARENT COMPANY FINANCIAL INFORMATION
The balance sheets, statements of income and cash flows for The First Bancshares, Inc. (parent company only) follows:
Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets:
Cash and cash equivalents	$7,077	$13,485
Investment in subsidiary bank	1,116,307	1,056,369
Investments in statutory trusts	806	806
Bank owned life insurance	365	348
Other	6,514	3,275
	$1,131,069	$1,074,283
Liabilities and Stockholders’ Equity:
Subordinated debentures	$123,731	$123,386
Other	1,907	1,863
Stockholders’ equity	1,005,431	949,034
	$1,131,069	$1,074,283

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Income:
Interest and dividends	$38	$36	$17
Dividend income	39,000	65,000	16,000
Other	16	6,983	2,667
	39,054	72,019	18,684
Expenses:
Interest on borrowed funds	7,436	7,970	7,492
Legal and professional	868	1,136	593
Other	10,125	6,266	7,498
	18,429	15,372	15,583
Income (loss) before income taxes and equity in undistributed income of subsidiary	20,625	56,647	3,101
Income tax benefit	4,649	2,005	3,263
Income (loss) before equity in undistributed income of subsidiary	25,274	58,652	6,364
Equity in undistributed income of subsidiary	51,920	16,805	56,555

Net income	$77,194	$75,457	$62,919

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$77,194	$75,457	$62,919
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of Subsidiary	(51,920)	(16,805)	(56,555)
Restricted stock expense	4,622	2,302	2,425
Other, net	(3,472)	9,263	6,255
Net cash provided by operating activities	26,424	70,217	15,044

Cash flows from investing activities:
Investment in bank	—	—	(1,300)
Other, net	—	—	290
Net cash (used in) investing activities	—	—	(1,010)

Cash flows from financing activities:
Dividends paid on common stock	(30,664)	(27,550)	(16,275)
Repurchase of restricted stock for payment of taxes	(2,275)	(361)	(683)
Common stock repurchased	—	—	(22,180)
Called/repayment of subordinated debt	—	(31,000)	—
Other, net	107	(7,664)	216
Net cash (used in) financing activities	(32,832)	(66,575)	(38,922)

Net increase (decrease) in cash and cash equivalents	(6,408)	3,642	(24,888)
Cash and cash equivalents at beginning of year	13,485	9,843	34,731

Cash and cash equivalents at end of year	$7,077	$13,485	$9,843
NOTE U - OPERATING SEGMENTS
The Company’s reportable segments are determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily distinguished between banking and mortgage banking operations. A third operating segment, Holding Company, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part have little activity. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company’s business components such as evaluating revenue streams, significant expenses and budget to actual results, in assessing the performance of the Company’s reportable segments and in the determination of allocating resources. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the mortgage banking segment by monitoring the premium received on loan sales. Loans, investments, and deposits provide the revenues in the banking operation. Loans, and deposits provide the revenues in mortgage banking, and loan sales provide the revenues in mortgage banking. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation, payroll expenses provide the significant expense in mortgage banking, and interest expense, employee benefits, and acquisition expenses provide the significant expenses for the holding company operations. All operations are domestic. Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using income before income taxes. Indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements.
The Company is considered to have three principal business segments in 2024, 2023, and 2022, the Commercial/Retail Bank, the Mortgage Banking Division, and the Holding Company.

($ in thousands)	Year Ended December 31, 2024
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total Segments
Interest income	$369,455	$342	$38	$369,835
Interest expense	127,976	154	7,436	135,566
Net interest income (loss)	241,479	188	(7,398)	234,269
Provision (credit) for credit losses	3,790	—	—	3,790
Net interest income (loss) after provision for credit losses	237,689	188	(7,398)	230,479
Non-interest income:
Service charges on deposit accounts	13,899	6	—	13,905
Other service charges and fees	2,713	—	—	2,713
Interchange fees	17,914	—	—	17,914
Bank owned life insurance	3,804	—	16	3,820
Securities (loss) gain	(31)	—	—	(31)
Other	8,093	3,348	—	11,441
Total non-interest income	46,392	3,354	16	49,762
Non-interest expense:
Salaries	77,473	2,948	—	80,421
Employee benefits	14,598	1,533	5,601	21,732
Occupancy	18,468	62	—	18,530
Furniture and equipment	4,325	—	—	4,325
Professional and consulting fees	5,296	44	868	6,208
FDIC and OCC assessments	4,015	—	—	4,015
ATM expense	7,226	—	—	7,226
Bank communications and data processing	4,030	98	8	4,136
Acquisition expense/charter conversion	109	—	3,631	3,740
Amortization of core deposit intangible	9,533	—	—	9,533
Other	21,084	441	885	22,410
Total non-interest expense	166,157	5,126	10,993	182,276
Income (loss) before income taxes	117,924	(1,584)	(18,375)	97,965
Income tax (benefit) expense	25,821	(401)	(4,649)	20,771
Net income (loss)	$92,103	$(1,183)	$(13,726)	$77,194

Total Assets	$7,979,880	$10,136	$14,762	$8,004,778
Net Loans	5,350,874	3,839	—	5,354,713

($ in thousands)	Year Ended December 31, 2023
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total Segments
Interest income	$340,566	$331	$36	$340,933
Interest expense	83,497	141	7,970	91,608
Net interest income (loss)	257,069	190	(7,934)	249,325
Provision (credit) for loan losses	14,500	—	—	14,500
Net interest income (loss) after provision for credit losses	242,569	190	(7,934)	234,825
Non-interest income:
Service charges on deposit accounts	14,175	—	—	14,175
Other service charges and fees	3,177	—	—	3,177
Interchange fees	18,914	—	—	18,914
Bank owned life insurance	3,303	—	16	3,319
Securities (loss) gain	(9,716)	—	—	(9,716)
Other	7,003	2,866	6,967	16,836
Total non-interest income	36,856	2,866	6,983	46,705
Non-interest expense:
Salaries	73,563	3,046	—	76,609
Employee benefits	12,252	1,416	3,135	16,803
Occupancy	17,304	77	—	17,381
Furniture and equipment	3,987	—	—	3,987
Professional and consulting fees	5,279	31	1,136	6,446
FDIC and OCC assessments	3,849	—	—	3,849
ATM expense	5,821	—	—	5,821
Bank communications and data processing	6,252	88	10	6,350
Acquisition expense/charter conversion	6,501	—	2,574	9,075
Amortization of core deposit intangible	9,563	—	—	9,563
Other	27,762	533	547	28,842
Total non-interest expense	172,133	5,191	7,402	184,726
Income (loss) before income taxes	107,292	(2,135)	(8,353)	96,804
Income tax (benefit) expense	23,892	(540)	(2,005)	21,347
Net income (loss)	$83,400	$(1,595)	$(6,348)	$75,457

Total Assets	$7,971,373	$10,058	$17,914	$7,999,345
Net Loans	5,114,434	4,490	—	5,118,924

($ in thousands)	Year Ended December 31, 2022
	Commercial/ Retail Bank	Mortgage Banking Division	Holding Company	Total Segments
Interest income	$199,937	$439	$17	$200,393
Interest expense	14,979	106	7,492	22,577
Net interest income (loss)	184,958	333	(7,475)	177,816
Provision (credit) for loan losses	5,605	—	—	5,605
Net interest income (loss) after provision for credit losses	179,353	333	(7,475)	172,211
Non-interest income:
Service charges on deposit accounts	8,575	93	—	8,668
Other service charges and fees	1,833	—	—	1,833
Interchange fees	12,702	—	—	12,702
Bank owned life insurance	1,998	—	103	2,101
Securities (loss) gain	(82)	—	—	(82)
Other	4,965	4,210	2,564	11,739
Total non-interest income	29,991	4,303	2,667	36,961
Non-interest expense:
Salaries	54,947	2,956	—	57,903
Employee benefits	10,135	1,925	3,114	15,174
Occupancy	12,752	102	—	12,854
Furniture and equipment	2,981	—	—	2,981
Professional and consulting fees	2,914	51	593	3,558
FDIC and OCC assessments	2,122	—	—	2,122
ATM expense	3,873	—	—	3,873
Bank communications and data processing	4,006	105	4	4,115
Acquisition expense/charter conversion	2,514	—	3,896	6,410
Amortization of core deposit intangible	4,664	—	—	4,664
Other	15,991	354	484	16,829
Total non-interest expense	116,899	5,493	8,091	130,483
Income (loss) before income taxes	92,445	(857)	(12,899)	78,689
Income tax (benefit) expense	19,250	(217)	(3,263)	15,770
Net income (loss)	$73,195	$(640)	$(9,636)	$62,919

Total Assets	$6,428,889	$18,194	$14,634	$6,461,717
Net Loans	3,734,659	5,024	—	3,739,683
NOTE V - DERIVATIVE FINANCIAL INSTRUMENTS
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
Risk participation agreements are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recorded directly through earnings at each reporting period. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank. The Company has two risk participation-in swaps and one risk participation-out swap at December 31, 2024.

The following table provides outstanding interest rate swaps at December 31, 2024 and December 31, 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Notional amount	$602,121	$493,290
Weighted average pay rate	5.6%	5.2%
Weighted average receive rate	5.6%	5.2%
Weighted average maturity in years	4.85	5.39

The following table provides the fair value of interest rate swap contracts at December 31, 2024 and December 31, 2023 included in other assets and other liabilities.

($ in thousands)	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate swap contracts	$10,509	$10,510	$12,170	$12,175

The Company also enters into a collateral agreement with the counterparty requiring the Company to post cash or cash equivalent collateral to mitigate the credit risk in the transaction. At December 31, 2024 and December 31, 2023, the Company had $650 thousand and $500 thousand, respectively, of collateral posted with its counterparties, which is included in the consolidated statement of financial condition as cash and cash equivalents as "restricted cash". The Company also receives a swap spread to compensate it for the credit exposure it takes on the customer-facing portion of the transaction and this upfront cash payment from the counterparty is recorded in other income, net of any transaction execution expenses, in the consolidated statement of operations. For the year ended December 31, 2024 and December 31, 2023, net swap spread income included in other income was $1.1 million and $1.3 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K contains an audit report of Forvis Mazars, LLP, our independent registered public accounting firm, regarding internal control over financial reporting for the fiscal year ended December 31, 2024 pursuant to the rules of the SEC. Their report appears in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8 – Financial Statements and Supplementary Data of this report.
Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
The First Bancshares, Inc.
Hattiesburg, Mississippi

Opinion on the Internal Control over Financial Reporting

We have audited The First Bancshares, Inc.’s (Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the years in the three-year period ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP
Jackson, Mississippi
March 3, 2025
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-(c) or any non-Rule 10b5-1 trading arrangement.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held June 12, 2025, which proxy materials will be filed with the SEC on or about April 30, 2025.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held June 12, 2025, which proxy materials will be filed with the SEC on or about April 30, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held June 12, 2025, which proxy materials will be filed with the SEC on or about April 30, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held June 12, 2025, which proxy materials will be filed with the SEC on or about April 30, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our Annual Meeting of Shareholders to be held June 12, 2025, which proxy materials will be filed with the SEC on or about April 30, 2025.

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

2.9
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

3.3	Amendment to Amended and Restated Articles of Incorporation of The First Bancshares, Inc. (incorporated herein by reference to 3.1 to the Company's Current Report on Form 8-K filed on May 26, 2023).

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

10.10
Supplemental Executive Retirement Agreement between The First, A National Banking Association and M. Ray (Hoppy) Cole, Jr., as amended (incorporated herein by reference to Exhibit 10.9 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.11
Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on February 29, 2024).+

10.12
Supplemental Executive Retirement Agreement effective January 1, 2020 between The First, A National Banking Association and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.3 to The First Bancshares Quarterly Report on Form 10-Q filed on May 11, 2020).+

10.13
Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Milton R. Cole, Jr. (incorporated herein by reference to Exhibit 10.13 to The First Bancshares Annual Report on Form 10-K filed on February 29, 2024).+

10.14
Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery, as amended (incorporated herein by reference to Exhibit 10.10 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.15
Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Donna T. Lowery (incorporated herein by reference to Exhibit 10.15 to The First Bancshares Annual Report on Form 10-K filed on February 29, 2024)..+

10.16
Supplemental Executive Retirement Agreement between The First, A National Banking Association and Donna T. Lowery (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report in Form 10-K filed in March 12,2021).+

10.17
Amendment to Supplemental Executive Retirement Agreement dated February 26, 2024 between The First Bank and Donna T. Lowery (incorporated herein by reference to Exhibit 10.17 to The First Bancshares Annual Report on Form 10-K filed on February 29, 2024).+

10.18
Form of Supplemental Executive Retirement Agreements for Executives of The First, A National Banking Association (incorporated herein by reference to Exhibit 10.11 to The First Bancshares Annual Report on Form 10-K filed on March 16, 2017).+

10.19
Form of Stock Incentive Agreement for Restricted Stock Award pursuant to The First Bancshares, Inc. 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 16, 2018).+

10.20
Amendment to Stock Incentive Agreement for Outstanding Shares of Restricted Stock, dated as of October 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 21, 2019). +

10.21
Subordinated Note Purchase Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.22
Registration Rights Agreement between The First Bancshares, Inc. and the several purchasers of the Subordinated Notes, dated September 25, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 25, 2020).

10.23	Beach Community Bank 2018 Stock Option Plan (incorporated by reference to Exhibit 99.1 of The First Bancshares' Registration Statement No. 333-266436 on Form S-8 filed on August 1, 2022).

19.1	Insider Trading Policy.*

21.1	Subsidiaries of The First Bancshares, Inc.*

23.1	Consent of Forvis Mazars, LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications.**

97.1	Clawback Policy.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.
**Furnished herewith.
+ Denotes management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 3, 2025	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board

Date: March 3, 2025	By:	/s/ Dee Dee Lowery
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

SIGNATURES	CAPACITIES	DATE

/s/ E. Ricky Gibson	Director	March 3, 2025
/s/ David W. Bomboy	Director	March 3, 2025
/s/ Jonathan A. Levy	Director	March 3, 2025
/s/ Charles R. Lightsey	Director	March 3, 2025
/s/ Fred McMurry	Director	March 3, 2025
/s/ Thomas E. Mitchell	Director	March 3, 2025
/s/ Renee Moore	Director	March 3, 2025
/s/ Ted E. Parker	Lead Director	March 3, 2025
/s/ J. Douglas Seidenburg	Director	March 3, 2025
/s/ Andrew D. Stetelman	Director	March 3, 2025
/s/ Valencia M. Williamson	Director	March 3, 2025
/s/ M. Ray (Hoppy) Cole, Jr.	CEO, President, Director, and Chairman of	March 3, 2025
the Board (Principal Executive Officer)
/s/ Donna T. (Dee Dee) Lowery	Executive VP & Chief Financial Officer	March 3, 2025
(Principal Financial and Accounting Officer)