Form 10-K/A
period 2024-12-31
FIRST BANCSHARES INC /MS/
filed 2025-03-27
CIK 947559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file no. 000-22507
THE FIRST BANCSHARES, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Mississippi	64-0862173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6480 U.S. Hwy. 98 West, Suite A
Hattiesburg, Mississippi	39402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	601 268-8998
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FBMS	New York Stock Exchange
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
On March 24, 2025, the registrant had outstanding 31,238,172 shares of common stock.

Auditor Firm PCAOB ID: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: Jackson, MS
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 3, 2025 (the “Original Filing”) by The First Bancshares, Inc., a Mississippi corporation (“Company”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive annual proxy statement within the 120 days of the end of its year end December 31, 2024.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
On March 17, 2025, the Company announced the legal merger date with Renasant Corporation (“Renasant”), pursuant to which the companies will combine in an all-stock merger. As a result, the Company does not anticipate holding an annual meeting of stockholders prior to the proposed merger.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

THE FIRST BANCSHARES, INC.
FORM 10-K/A

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
There are no arrangements or understandings between any of the directors and any other person pursuant to which he or she was selected as a director. No current director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers. During the previous 10 years, no director, person nominated to become a director, or executive officer of the Company was the subject of any legal proceeding that is material to an evaluation of the ability or integrity of any such person.
Information about Directors
David W. Bomboy, M.D., 79 has been a director of the Company since 1995 and is also a director of the Bank.
Background: Dr. Bomboy is a lifelong resident of Hattiesburg, Mississippi. He received a B.S. with honors in the Pre-Medicine from the University of Mississippi in 1968 and earned an M.D. degree from the University of Mississippi Medical Center in 1971. Dr. Bomboy completed his orthopedic surgical training at the University of Mississippi in 1976. He is a board-certified orthopedic surgeon and practiced orthopedics in southern Mississippi for 41 years before his retirement in January of 2019. Dr. Bomboy is a member of the Mississippi State Medical Association, the American Medical Association, and the Mississippi Orthopedic Society. He also served as president of the Methodist Hospital Medical Staff and has served on the Board of Directors of Tatum Development and Merchants Food Service.
Experience/Qualifications/Skills: Dr. Bomboy is the sole physician on the Company’s board which enables him to bring a different perspective to the challenges the board faces. His background, experience, and knowledge of the medical and business communities are important in the board’s oversight of management. His past involvement in real estate development adds additional insight to board oversight and review of the Bank’s loan portfolio.
M. Ray (Hoppy) Cole, Jr., 63, has served as director of the Company from 1998 to 1999 and from 2001 through the present and is also a director of the Bank.
Background: Mr. Cole has served as President and CEO of the Company and the Bank since 2009 and serves as the Chairman of both the Company’s and Bank’s Board of Directors. Prior to joining the Bank in September 2002, Mr. Cole was Secretary/Treasurer and Chief Financial Officer of the Headrick Companies, Inc. for eleven years. Mr. Cole began his career with The First National Bank of Commerce in New Orleans, Louisiana and held the position of Corporate Banking Officer from 1985-1988. In December of 1988, Mr. Cole joined Sunburst Bank in Laurel, Mississippi serving as Senior Lender and later as President of the Laurel office. Mr. Cole graduated from the University of Mississippi where he earned a Bachelor’s and Master’s Degree in Business Administration. Mr. Cole attended the Stonier Graduate School of Banking at the University of Delaware. He served as the chairman of the Mississippi Bankers Association. Mr. Cole also served as director of the First National Bank of the Pine Belt in Laurel, Mississippi prior to its consolidation with The First.
Experience/Qualifications/Skills: Mr. Cole has served on the board of the Company for more than twenty years and has extensive knowledge of all aspects of the Company’s business. His many years of experience in banking and his leadership in building our Company makes him qualified to serve as a director. His insight is an essential part of formulating the Company’s policies, plans, and strategies.
E. Ricky Gibson, 68, served as Chairman of the Board from 2010 to 2022. He has been a director of the Company since 1995 and is also a director of the Bank.
Background: Mr. Gibson has been president and owner N&H Electronics, Inc., a wholesale electronics distributor, since 1988 and the Mid South Electronics, a wholesale consumer electronics distributor, since 1993. He attended the University of Southern Mississippi. He is a member of Parkway Heights United Methodist Church.
Experience/Qualifications/Skills: Mr. Gibson has served on the board of the Company since its inception in 1995. As a business owner and distributor, Mr. Gibson is knowledgeable about all aspects of running a successful business and he understands the challenges business owners face. Also, he has developed an understanding of the Company’s bank and banking industry in general, particularly in the area of audit and executive compensation. He severed as Chairman of the Board of both the Company and the Bank and has served as chairman of the Audit Committee of the Bank’s Board of Directors and served as chairman of the Compensation Committee of the Company’s Board of Directors.

Jonathan A. Levy, 64, has been a director of the Company since 2022 and is also a director of the Bank.
Background: Mr. Levy is the Co-Founder and Managing Partner of Redstone Investments, which is a development, management, and acquisitions company with a focus on shopping center development. Redstone also has a commercial real estate brokerage, which provides asset management services for financial institutions and other third parties. He has been involved in the real estate and construction industry for more than 35 years. Mr. Levy is involved in many civic and educational activities in Tampa, Florida area and has served as a director of Huntington Bancshares, Inc. (NASDAQ:HBAN), The First Bancshares, Inc. (NYSE:FBMS), and numerous other Financial Institutions over the last 30 years. Mr. Levy is a graduate of Syracuse University where he earned a B.S. degree in finance.
Experience/Qualifications/Skills: Mr. Levy has served on the Board of the Company since August 2022. His experience in commercial real estate development provides the Board with insight into the trends and risks associated with residential, rental, and commercial real estate within the Company’s Florida market. Mr. Levy’s experience as a director for a large financial institution is beneficial to the Company as it continues to grow.
Charles R. Lightsey, 85, has been a director of the Company since 2003 and is also a director of the Bank.
Background: Mr. Lightsey has owned his own business, Charles T. Lightsey, Social Security Disability Representative, since January 2000. Mr. Lightsey worked with the Social Security Administration from 1961 to 2000, serving as District Manager of the Laurel Office from 1968 to 2000. He is a recipient of the Commissioner’s Citation, the highest accolade accorded by the Social Security Administration. His community involvement includes serving as a former deacon of the First Baptist Church of Laurel, member and Board of Directors of the Laurel Kiwanis Club, president of the Laurel-Jones County Council on Aging, member of the Pine Belt Mental Health Association Council and Chairman of the Federal, State, and Local Government United Way. He received his degree in Management and Real Estate from the University of Southern Mississippi in 1961. Mr. Lightsey served as director of the First National Bank of the Pine Belt in Laurel, Mississippi prior to its consolidation with The First.
Experience/Qualifications/Skills: Mr. Lightsey has served on the Company’s board since 2003. His background as a manager with the Social Security Administration and his business ownership experience provide the Board with a broad range of knowledge and business acumen. His business experience has equipped him with the skills necessary to be a leader on the Board and to serve as chairman of the corporate governance committee.
Fred A. McMurry, 60, has been a director of the Company since 1995 and is also a director of the Bank.
Background: Mr. McMurry is currently President and General Manager of Havard Pest Control, Inc., a family-owned business where he has served for over 33 years. He also serves on the board of the Bureau of Plant Industry of the Mississippi Department of Agriculture and Commerce and the Dixie National Junior Livestock Sales Committee. In addition, he is President of West Oaks, LLC and Vice President of Oak Grove Land Company, Inc.
Experience/Qualifications/Skills: Mr. McMurry has been a director of the Company since its inception in 1995. He contributes his extensive knowledge of the Lamar County area of Mississippi, which is one of the Company’s primary markets. His many years of small business experience give him a broad understanding of the needs of the Company’s customers as well as insight into the economic trends in the area. He also has been involved in real estate development through his participation in West Oaks, LLC and Oak Grove Land Company, Inc., which adds value to loan discussions. West Oaks, LLC and Oak Grove Land Company, Inc. are real estate holding companies which own and lease several residential and commercial properties in Mississippi.
Thomas E. Mitchell, 77, has been a director of the Company since 2017 and is also a director of the Bank.
Background: Mr. Mitchell joined the Board of Directors of the Bank in July 2016. He serves as President of Stuart Contracting Co. Inc., a major area contractor known for large-scale school, government, industrial and commercial projects of all types located in Bay Minette, Alabama, a position he has held since 1975. Mr. Mitchell is involved in numerous other partnerships and companies and is a part owner in a number of shopping center projects and office parks and various other residential and commercial projects in Alabama. He is a member of First Baptist Church of Bay Minette, where he serves as a deacon.
Experience/Qualifications/Skills: Mr. Mitchell served on the Board of Directors of SouthTrust Corporation from 1996 until 2004 and has served as director for American Fidelity Insurance Company since 2014. Mr. Mitchell’s vast business experience as well as his knowledge of the Alabama and Florida markets is an asset to the Board. Mr. Mitchell’s experience provides the Board with valuable insight into the trends and risks of the market in which he lives and works.
Renee Moore, 63, Hattiesburg, Mississippi, has been a director of the Company since 2020 and is also a director of the Bank.
Background: Ms. Moore, CPA and partner in charge of tax services at Topp McWhorter Harvey, PLLC since 2009, is a resident of Hattiesburg, Mississippi and has more than 30 years of public and private accounting experience. She is active in the community, serving on the Forrest General Foundation Planned Giving Committee, the 2019 Heart Walk Executive Leadership Team, and as an Ambassador for the Area Development Partnership of Greater Hattiesburg. In 2019, she was recognized as a Leader in Finance by the Mississippi Business Journal. She also served as team captain for the Leadership Division of the Area Development Partnership Forward Together Capital Campaign. Ms. Moore earned a Bachelor of Science degree in Accounting from the University of Arkansas at Little Rock.
Experience/Qualifications/Skills: Throughout Ms. Moore’s career, she has held numerous leadership positions. From CFO of a privately-held company to partner in charge of a major service division in the sixth largest firm in the state, her experience in both public accounting and industry, as well as experience gained when she and her husband owned and operated their own business, have given her a unique understanding and perspective. She also has experience as Audit Manager for a national bank. Her experience as Audit Manager for national bank. Her experience and skills are a valuable resource to the Board.
Ted E. Parker, 65, has been a director of the Company since 1995 and is also a director of the Bank.
Background: Mr. Parker has been in the stocker-grazer cattle business for more than 45 years as the owner and operator of Ted Parker Farms LLC. He attended the University of Southern Mississippi and served as a licensed commodity floor broker at the Chicago Mercantile Exchange from 1982 to 1983. He served on Bayer Animal Health Advisory Board from 2010 to 2016 and on the Marketing and International Trade Committee of the National Cattleman’s Beef Association from 2015 to 2017 and currently serves on the Cattle Fax board of directors and is on the Nominating Committee. He was the 2018 National Stocker Operator of the Year and the 2019 Mississippi Farmer of the year. He is a member of the National Cattlemen’s Association, the Mississippi Cattleman’s Association, and Seminary Baptist Church.
Experience/Qualifications/Skills: Mr. Parker has served on the board of the Company since its inception in 1995. His experience in the cattle business provides the Board with insight into the needs of the agricultural community in the Company’s markets. His insight into the market in which he lives through hos community involvement are important assets to the Board.
J. Douglas Seidenburg, 66, has been a director of the Company since 1998 and is also a director of the Bank.
Background: Mr. Seidenburg has served as the owner and President of Molloy-Seidenburg & Co., P.A., an accounting firm, since 1989. He has been a CPA since 1983. Mr. Seidenburg is involved in many civic, educational, and religious activities in the Jones County area. Past activities include serving as president of the Laurel Sertoma Club, president of the University of Southern Mississippi Alumni Association of Jones County, treasurer of St. John’s Day School, director of Leadership Jones County and a member of Future Leaders of Jones County. He was also one of the founders of First Call for Help, a local United Way Agency started in 1990. Mr. Seidenburg is a 1981 graduate of the University of Mississippi, where he earned a B.S. degree in Accounting. Mr. Seidenburg also served as director of The First National Bank of the Pine Belt in Laurel, Mississippi prior to its consolidation with The First.
Experience/Qualifications/Skills: Mr. Seidenburg has served on the Board of the Company since 1998. He is Chairman of the Audit Committee and has been designated as a financial expert. His experience as a CPA and his knowledge of corporate governance provides the Board with an understanding of the financial and accounting issues that are faced by companies in today’s business environment.
Andrew D. Stetelman, 64, has been a director of the Company since 1995 and is also a director of the Bank.
Background: Mr. Stetelman has served as a Realtor with London and Stetelman Commercial Realtors since 1981. He graduated from the University of Southern Mississippi in 1983. He has served in many capacities with the National, State, and Hattiesburg Board of Realtors, including serving as President in 1987. He was selected as Realtor of the Year in 1992 of the Hattiesburg Board of Realtors and in 2001 he became the first Mississippi Commercial Realtor of the Year. He has served as the chairman of the Hattiesburg Convention Center from 1994 to 2019, and as a board member of the Area Development Partnership from 1997 to 2019. He currently serves on the board of the 3D school and also served as chairman until 2021. Mr. Stetelman is also a member of the Kiwanis International.
Experience/Qualifications/Skills: Mr. Stetelman has been a director of the Company since its inception in 1995. His experience in commercial real estate and real estate investments provides the Board with insight into the trends and risks associated with residential, rental, and commercial real estate within all of the Company’s markets. His broad insight and knowledge related to real estate is very valuable to the Board and its oversight of the Company’s loan portfolio.
Valencia M. Williamson, 44, has been a director of the Company since May 2023 and is also a director of the Bank.
Background: Ms. Williamson is the President and CEO of the Clayton County Chamber of Commerce, Jonesboro, Georgia which serves the fifth largest county in the state of Georgia with seven municipalities and a population of 300,000. The key areas of focus for the Chamber include small business development, education and workforce initiatives, transportation expansion, and increasing organization capacity through regional partnerships, and collaborations. Ms. Williamson served as Executive Vice President for the Area Department Partnership from 2014 to 2020 and served as Vice President from 2010 to 2014. Ms. Williamson is a graduate of the University of Southern Mississippi where she received her Masters in Business Administration and Florida A&M University where she received a Bachelor of Science Degree in Agricultural Business.
Experience/Qualifications/Skills: Ms. Williamson has been successful in effectively implementing innovative and strategic engagement strategic and has experience in nonprofit organization management including fundraising, budgeting, staffing, membership recruitment, engagement and retention program development and implementation, community and government relations. Ms. Williamson’s experience in business development, government relations, and community engagement make her an asset to the Board.
EXECUTIVE OFFICERS
Our named executive officers (“NEOs”) for 2025 and the positions held by them on December 31, 2024 are:
M. Ray (Hoppy) Cole, Jr., 63, CEO and President of the Company and the Bank, and Chairman of the Company’s and Bank’s Board of Directors. Mr. Cole’s biography is provided above and under “Information about Directors.”
Donna T. (Dee Dee) Lowery, CPA, 58, Executive Vice President and Chief Financial Officer of the Company and the Bank. Ms. Lowery has served as Executive Vice President and Chief Financial Officer of the Company and the Bank since she joined the Company in February 2005. Prior to joining the Company, Ms. Lowery was Vice President and Investment Portfolio Manager of Hancock Holding Company from 2001 to 2005. Ms. Lowery began her career in 1988 with McArthur, Thames, Slay and Dews, PLLC as a staff accountant. In June 1993, she joined Lamar Capital Corporation, and held several positions beginning with Internal Auditor from 1993 to 1995, Comptroller from 1995 to 1998 and then Chief Financial Officer and Treasurer from 1998 to 2001, until the merger in 2001 with Hancock Holding Company. Ms. Lowery graduated from the University of Southern Mississippi where she earned a Bachelor’s Degree in Business Administration with an emphasis in Accounting. Ms. Lowery serves on the Advisory Board for the Business School at the University of Southern Mississippi, and serves on the Board of the Petal Education Foundation, and the Board of the Petal Children’s Task Force.
There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was selected as an executive officer. No executive officer has any family relationship, as defined in Item 401 Regulation S-K, with any other director or with any of our executive officers.
CORPORATE GOVERNANCE AND CODE OF ETHICS
Corporate Governance
We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our shareholders and will positively aid in the governance of the Company. We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our board of directors determines that it would benefit us and our shareholders.
Code of Ethics
The Company’s Board of Directors has adopted a Code of Ethics for Financial Officers (“Code of Ethics”) that applies to its CEO, CFO, principal accounting officer or controller, or persons performing similar functions. The Company has made the Code of Ethics available on its website at www.thefirstbank.com. Any amendments to, or waivers from, our Code of Ethics applicable to our executive officers will be posted on our website within four days of such amendment or waiver.
Audit Committee
The Audit Committee is composed of five members, Mr. Seidenburg (Chair), Mr. Lightsey, Mr. Mitchell, Ms. Moore, and Ms. Williamson. All members of the Audit Committee are independent directors. The Board has adopted an Audit Committee Charter, a copy of which can be found at the governance documents section of the Investor Relations page of the Company’s internet website at www.thefirstbank.com. The Audit Committee has the responsibility of reviewing the Company’s financial statements, evaluating internal control over financial reporting and reviewing reports of regulatory authorities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Committee appoints the independent registered auditing firm and oversees the performance of the firm, reviews and approves the auditor's audit plans, and reviews with the independent auditors the results of the audit and management's responses. The Audit Committee is also responsible for overseeing the internal audit function and appraising its effectiveness. The Audit Committee reports its findings to the Board of Directors of the Company. The Board of Directors has determined that the members of the Audit Committee are independent pursuant to the rules of NYSE and applicable rules and regulations of the SEC. The Board of Directors has also determined that J. Douglas Seidenburg is an audit committee financial expert as defined under the SEC rules, and possesses financial sophistication as defined under the rules of NYSE, based on his extensive experience with financial reporting and analysis. In addition, each member of the Audit Committee has sufficient knowledge and experience of financial and auditing matters and is able to read and understand fundamental financial statements.
Insider Trading Policy
We have adopted an insider trading policy for directors, officers and employees, their family members, and specially designated outsiders who have access to the Company’s material nonpublic information that govern the purchase, sale and/or other dispositions of our common shares and other securities by our directors, executive officers, employees and their respective family members and others in their households. The insider trading policy prohibits trading in Company securities when the director, executive or employee has material, non-public information about the Company.
In addition to the above restrictions, the insider trading policy requires that our Section 16 officers pre-clear every transaction involving Company securities with the Company’s compliance officer. Pre-clearance obligations apply to all transactions in Company securities. Additionally, directors and certain officers are prohibited from trading in Company securities during certain blackout periods.
The foregoing summaries of our insider trading policies do not purport to be complete and are qualified in their entirety by reference to the full text of the policies, copies of which can be found as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to other executive officers in publicly traded financial institutions.

2024 Financial Highlights
•In the year-over-year comparison, net income available to common shareholders increased $1.7 million, or 2.3% from $75.5 million for the year ended December 31, 2023 to $77.2 million for the same period ended December 31, 2024.
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
Compensation Philosophy and Objectives
The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific short-term, long-term and strategic goals by the Company, and which aligns the interests of the executive officers with the Company’s overall business strategy, values and management initiatives. The Company’s compensation policies are intended to reward executives for strategic management and the enhancement of shareholder value and support a performance-oriented environment that rewards achievement of internal goals.
The Company has also adopted a Compensation Philosophy that provides guidance to the Committee when making decisions surrounding the compensation of the NEOs. Compensation (cash and/or equity) is intended to target cash and direct compensation at the 50th percentile when target performance is achieved and between the 60th and 75th percentiles when annual/long-term goals are exceeded. The philosophy has a strong emphasis on incentive compensation programs that provide an alignment between pay and performance.
The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies.
Our executive compensation programs are designed to align the interests of our NEOs with those of our shareholders. Based on our performance, findings from the 2023 executive compensation review, as adjusted, prepared by Blanchard Consulting Group (“Blanchard”), an independent third-party compensation consultant (as discussed in greater detail later in the CD&A), and our commitment to linking pay and performance, the Committee made the following executive compensation decisions for fiscal year 2024. For more detail, please refer to the “2024 Executive Compensation Components” later in the CD&A:
•Base Salaries: Based on performance during 2024, our named executive officers’ base salaries for 2024 were increased approximately 4.0% each, effective fourth quarter 2024.
•2024 Short-Term Incentives/Cash Bonuses: Based on our 2024 financial performance and the NEOs’ individual performance, the CEO and CFO earned 45% and 22.50% of base salary, respectively. The target opportunity was set at 45% (for the CEO) and 22.5% (for the CFO) of base salary. The maximum opportunity was set at 60% (for the CEO) and 30% (for the CFO) of base salary.
•2024 Long-Term Incentives: The NEOs were eligible to receive shares equal to a maximum of 80% of salary (CEO) and 70% of salary (CFO) based on performance. The NEOs earned approximately 50% of the maximum number of shares.
Summary of Executive Compensation Practices
Our executive compensation program includes the following practices and policies, which we believe promote sound compensation governance and are in the best interests of our shareholders:

What We Do
•Periodically, compare our NEO compensation levels to the market and take these results into consideration when making compensation related decisions.
•Provide our NEOs with a performance-based cash incentive plan on an annual basis.
•Grant full-value equity to each of our NEOs with multi-year vesting provisions.
•Provide each of our NEOs with supplemental executive retirement plans to encourage retention and promote stability in our executive group.
•Utilize the assistance of an outside independent compensation consultant to assist our Compensation Committee with gathering market data and best practices information.
Role of Executive Officers in Compensation Decisions
The Committee annually reviews, determines and recommends to the Board for approval the annual compensation, including salary, incentives (cash and/or equity) and other compensation of the Chief Executive Officer, including corporate goals and objectives relevant to compensation of the Chief Executive Officer, and evaluates performance in light of these goals and objectives.
The Committee and the Chief Executive Officer annually review the performance of each of the named executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee). The CEO recommends salary adjustments and annual award amounts based on these reviews, other than for himself, to the Committee. The Committee can exercise discretion in modifying or adjusting recommended compensation or awards to executives. The Committee then submits its recommendations on executive compensation to the full Board for approval.
Setting Executive Compensation
Results of Say on Pay Vote in 2024
The Compensation Committee monitors the results of our annual advisory vote on executive compensation each year. Our advisory say-on-pay proposal at the 2024 annual meeting of shareholders received an affirmative vote of approximately 76% in favor of our 2023 executive compensation program. As a result, the Compensation Committee did not implement any specific changes to our executive compensation programs based on the 2024 shareholder advisory vote. The Compensation Committee monitors the results of each year’s say-on-pay proposal vote and considers such results as one of many factors in connection with the discharge of its responsibilities. The Company maintains active engagement with our shareholders, communicating directly with the holders of our outstanding common stock each year regarding the Company’s performance and responding to any questions or issues they may raise. We encourage shareholders to communicate with us regarding our corporate governance and executive compensation. Communications from shareholders on these subjects are reported to the Compensation Committee or the Corporate Governance Committee, as appropriate.
Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.
Independent Compensation Consultant
The Committee has retained Blanchard, an independent third party compensation consultant, to provide research for benchmarking purposes related to executive compensation. Blanchard is a national consulting firm with an exclusive focus on the banking and financial services industry. Blanchard does not provide any services to the Company besides executive compensation consulting services, and reports directly to the Compensation Committee. The Compensation Committee has evaluated Blanchard’s independence, including the factors relating to independence specified in the NYSE Rules, and determined that Blanchard is independent and that their work with the Committee has not raised any conflict of interest.
Additionally, the Company utilizes the Mississippi Bankers Association (“MBA”) survey, which provides the Committee with comparative salary data from the Company’s market areas. The Blanchard and MBA data is used by the Committee to ensure that it is providing competitive compensation comparable to its peer group, thereby allowing the Company to retain talented executive officers who contribute to the Company’s overall long-term success.

In 2023, Blanchard assessed executive officer base salary and total compensation as compared to a peer group of twenty publicly traded banks. The peer companies included the following:

1	Trustmark Corporation	TRMK
2	Renasant Corporation	RNST
3	Hilltop Holdings, inc.	HTH
4	International Bancshares Corporation	IBOC
5	ServisFirst Bancshares, Inc.	SFBS
6	First Foundation, Inc.	FFWM
7	First Financial Bankshares, Inc.	FFIN
8	FB Financial Corporation	FBK
9	Veritex Holdings, Inc.	VBTX
10	Seacoast Banking Corporation of Florida	SBCF
11	Stellar Bancorp, Inc.	STEL
12	Origin Bancorp, Inc.	OBK
13	Amerant Bancorp Inc.	AMTB
14	Southside Bancshares, Inc.	SBSI
15	Stock Yards Bancorp, Inc.	SYBT
16	BancPlus Corporation	--
17	Business First Bancshares, Inc.	BFST
18	Republic Bancorp, Inc.	RBCA
19	Community Trust Bancorp, Inc.	CTBI
20	Triumph Financial, Inc.	TFIN
For the 2023 review of executive compensation against benchmarking data, the Committee reviewed the following summary provided by Blanchard:
•Total Cash Compensation = Base Salary + Annual Cash Incentives / Bonus;
•Direct Compensation = Total Cash Compensation + Current Year Equity Awards; and
•Total Compensation = Direct Compensation + Other Compensation + Retirement Benefits / Perquisites

Blanchard’s 2023 assessment of FBMS’ compensation practices and levels concluded that:
•“Total Cash Compensation” of the NEOs was below the market competitive range when compared to peer (more than 15% below the peer group 50th percentile) in 2023;
•For “Direct Compensation,” FBMS granted conservative equity awards and in combination with below market salaries and cash incentives, direct compensation remained well below the peer group 50th percentile; and
•“Total Compensation” showed that FBMS had competitive executive benefits, however, total compensation for the NEOs remained below the market competitive range in 2023;
•FBMS’ financial performance varies versus peers with some metrics near or above the peer group 50th percentile and some near or below the 25th percentile of peers.
The Compensation Committee used Blanchard’s reports and analysis from 2023, to assist with decisions regarding NEO compensation during 2024 but did not solely rely on such reports and analysis. The ultimate decisions made by the Committee were a balance between the Committee’s compensation philosophy and strategy along with the outside perspective of its independent consultant.

Compensation Policies and Practices as They Relate to Risk Management
The Company’s compensation plans incorporate a balance of profitability and strategic goals, such as core deposit growth, asset quality, and audit/compliance ratings, to ensure the officers of the Company are focusing both on profits and strategic goals that are linked to the long-term viability of the organization.
The Compensation Committee has reviewed with the Bank’s Chief Risk Officer the employee incentive compensation arrangements and has determined that such arrangements do not encourage employees to take unnecessary and excessive risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee has adopted the following market practices and policies to reduce risk:
•We align NEO compensation with shareholder interests;
•We tie the majority of NEO pay to objective, challenging financial goals and Company performance;
•We avoid excessive risk while designing incentive programs;
•We maintain stock ownership guidelines for all NEOs;
•We do NOT provide for excise tax gross-up for “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (“Code”) in any new management agreements;
•We maintain a clawback policy applicable to all NEOs;
•We utilize an independent consultant to help the Committee understand compensation practices that impact NEO compensation; and
•We provide for minimum required vesting periods for our equity awards.
2024 Executive Compensation Components
Historically, and for the fiscal year ended December 31, 2024, the principal components of compensation for named executive officers consisted of the following:
•base salary;
•performance-based cash incentive compensation;
•equity incentive compensation based on achievement of performance targets;
•retirement and other benefits; and
•perquisites and other personal benefits;
Base Salary
The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.
During its review of base salaries for executives, the Committee primarily considers: 1) performance of the Company; 2) market data as discussed previously; 3) the level of the executive’s compensation, both individually and relative to other officers; and 4) individual performance of the executive. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. When reviewing whether to award salary increases, the Committee determines a base salary range and targets the median of the range (50th percentile) for executives that are meeting performance expectations and the upper quartile of the range (75th percentile) for executives that are high performers or exceeding performance expectations. Base salary ranges for NEOs are determined for each executive based on the Company’s peer group and the competitive market for executives at similarly sized financial institutions performing similar job duties. Merit based-increases to salaries of the NEOs are based on the

Committee’s assessment of the individual’s performance. Salary reviews are typically performed in the fourth quarter of the year for which the executive’s performance is evaluated, and corresponding salary adjustments are made during the same quarter of the fiscal year.
The base salaries for the NEOs effective for the majority of fiscal year 2024 were approved in the fourth quarter of 2023 based on fiscal year 2023 performance. As previously disclosed, the Committee recommended to the Board and the Board approved the following base salaries for 2023:

	2022 Base Salary	2023 Base Salary	% Increase
M. Ray (Hoppy) Cole, Jr.	$629,295	$749,438	10%
Donna T. (Dee Dee) Lowery	$351,119	$413,438	10%
In light of the performance of the Bank in fiscal year 2024, and the NEO’s contributions to the Bank’s strategy, the Committee recommended to the Board and the Board approved, the following base salary adjustments effective 4th quarter, 2024:

	2023 Base Salary	2024 Base Salary	% Increase
M. Ray (Hoppy) Cole, Jr.	$749,438	$779,415	4%
Donna T. (Dee Dee) Lowery	$413,438	$429,976	4%
Performance-Based Cash Incentive Compensation
The Company has established an incentive cash compensation plan that is based upon individual performance as well as Company performance. Cash incentives are awarded on an annual basis during the year following the year in which the services were performed and are contingent upon such executive officer's continued employment with the Company through the date of payment.
During the first quarter of 2024, independent directors of the Board, upon the recommendation of the Compensation Committee, established short-term cash incentive awards for the NEOs as percentages of their 2024 base salary, as reflected in the table below. The short-term cash incentive award opportunities for 2024 were the same as those in place for 2023.

	Threshold	Target	Maximum
M. Ray (Hoppy) Cole, Jr.	30.0%	45.0%	60.0%
Donna T. (Dee Dee) Lowery	15.0%	22.5%	30.0%
Fiscal year 2024 performance goals for the NEOs for the cash-based incentive plan included Bank pre-tax net income, loan growth, and deposit growth, each described in greater detail on the following page. The metrics chosen represent company growth in earnings, assets, and deposits.
In addition to financial performance measures mentioned above, each NEO was evaluated based upon unique individual performance goals in up to seven categories. The incentive plan provides each eligible officer with a “balanced scorecard” that establishes specific corporate and shareholder-related performance goals balanced by the officer’s area of responsibility, his or her business unit, and his or her expected individual level of contribution to the Company’s achievement of its corporate goals The particular individual performance measures were designed to reward the actions determined to be most important for that individual to achieve for the specified year. A rating of 1 through 4 was assigned for each NEO commensurate with performance. For fiscal year 2024, performance for each of the NEOs was measured in the following areas:
•Leadership;
•Strategic Planning;
•Financial Results;
•Succession Planning;
•Human Resources;

•Internal Communications;
•External Relations; and
•Board/CEO Communication.

The range of specific targets and relative weights for each performance metric were as follows:

	Threshold 50% of Incentive	Target 75% of Incentive (Budget)	Maximum 100% of Incentive earned	Actual	Payout % Earned
Bank Pre-Tax Income (1)	$110,169,069	$122,410,077	$128,530,581	$120,422,583	50%
Bank Total Loans(2)	$5,397,559	$5,422,838	$5,486,037	$5,407,231	50%
Bank Total Deposits(3)	$6,476,921	$6,476,921	$6,476,921	$6,611,947	100%
Individual Scorecard(4)	3	3	4	4	100%
(1) Pre-Tax Income of The First Bank on a non-consolidated basis.
(2) Total loans of The First Bank on a non-consolidated basis.
(3) Total deposits of The First Bank on a non-consolidated basis.
(4) Described on the previous page.

Based on the achievement of the performance metrics described above, the following cash incentives were awarded for the year ended December 31, 2024:

M. Ray (Hoppy) Cole, Jr.	Potential Payout as a % of Salary	Payout % Earned	Payout as a % of Salary	Actual Incentive Earned
Bank Pre-Tax Income	20.0%	50.0%	10.0%	$77,942
Bank Total Loans	10.0%	50.0%	5.0%	$38,970
Bank Total Deposits	10.0%	100.0%	10.0%	$77,942
Individual Scorecard	20.0%	100.0%	20.0%	$155,883
Total	60.0%		45.0%	$350,737

Donna T. (Dee Dee) Lowery	Potential Payout as a % of Salary	Payout % Earned	Payout as a % of Salary	Actual Incentive Earned
Bank Pre-Tax Income	10.0%	50.0%	5.0%	$21,499
Bank Total Loans	5.0%	50.0%	2.5%	$10,749
Bank Total Deposits	5.0%	100.0%	5.0%	$21,499
Individual Scorecard	10.0%	100.0%	10.0%	$42,998
Total	30.0%		22.5%	$96,745
Equity Incentive Compensation
The Company makes awards of restricted stock to the NEOs pursuant to the terms and conditions of The First Bancshares, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Plan”), generally based on the achievement of identified performance metrics. The Committee utilizes restricted stock as a long-term retention vehicle for key officers. In 2024, the Board, upon the recommendation of the Compensation Committee, established performance-based long-term equity incentive award opportunities for the NEOs. Each NEO was eligible to earn a grant of shares of restricted stock having a value of up to 80% of salary for Mr. Cole and up to 70% of salary for Ms. Lowery. Similar to the cash-based annual incentive plan, a pay-for-performance approach is used to determine the number of shares of restricted stock granted to each plan participant. In April of 2024, the Board established performance goals to be achieved over a one-year performance period ending December 31, 2024. The actual number of shares of restricted stock granted was determined based on the achievement of the performance goals. The performance goals utilized in the long-term plan design are linked to both corporate and shareholder performance criteria. For 2024, the performance goals included bank pre-tax net income, asset growth and credit quality as determined by a bank-wide credit administration score, as described in more detail below. The number of shares of restricted stock earned and issued pursuant to the award is determined based on the Bank’s achievement of the performance goals, and once granted the award is subject to cliff vesting on the fifth anniversary of the grant date. The metrics chosen represent company growth in both income and assets while maintaining asset quality.
The range of specific targets and relative weights for each performance metric were as follows:

	Target – (Budget)	Maximum – (105% of Budget)	Actual
Bank Pre-Tax Income(1) 33% of Award	$122,410,074	$128,530,378	$121,396,151
Bank Total Assets(2) 33% of Award	$7,916,885	$8,312,729	$7,956,854
Bank-wide Credit Administration Score(3) 34% of Award	2	1	1
(1) Pre-Tax Income of The First Bank on a non-consolidated basis.
(2) Total assets of The First Bank on a non-consolidated basis.
(3) Calculation based on asset quality targets such as non-performing assets, charge offs, average past dues, criticized and classified loans and documentation, financial and loan policy exceptions.
Results falling between the specified values reflected above result in proportional adjustment of the payout amounts.
In connection with the pending merger with Renasant and to minimize the extent to which any payments to the CEO and CFO are characterized as “excess parachute payments” within the meaning of Section 280G of the tax code. The Board approved the grant of restricted awards on December 15, 2024, based on estimated achievement of the performance measures set forth above for the year ended December 31, 2024.

	Total Number of Shares at Maximum	Bank Income Before Tax – 33% of Award	Total Assets – 33% of Award	Bank-wide Credit Administration Score – 34% of Award	Total Shares of Restricted Stock Earned(1)	Total Shares of Restricted Stock Granted(2)
M. Ray (Hoppy) Cole, Jr.	17,239	—	3,771	5,861	9,632	9,278
Donna T. (Dee Dee) Lowery	8,321	—	1,512	2,829	4,341	4,148
(1) Reflects the restricted shares that were earned based on actual achievement of performance measures.
(2) Reflects the restricted shares granted on December 15, 2024, based on estimated achievement of the performance measures, as discussed above.

Vesting and Retention Provisions Applicable to Equity Awards
The Company has implemented a policy that all shares granted under the 2007 Plan will include at least a three-year vesting schedule, unless extraordinary circumstances are determined by the Board. The restricted stock awards earned based on the satisfaction of performance metrics discussed above cliff vest on the fifth anniversary of the grant date, subject to the continued service of the NEO through such vesting date. Vesting of such awards will be accelerated in the event of the NEO's death while in the service of the Company or upon such other event as determined by the Committee in its sole discretion. The 2007 Plan also contains a double trigger change-in-control provision pursuant to which unvested shares of stock granted through the plan will be accelerated upon a change in control if the executive is terminated without cause as a result of the transaction (as long as the shares granted remain part of the Company or are transferred into the shares of the new company). In October 2019, the Committee approved a modification to Mr. Cole’s and Ms. Lowery’s outstanding shares of restricted stock to provide that such shares will become fully-vested if (i) the Bank terminates his or her employment without cause; or (ii) he or she resigns for good reason within 24-months following a change in control, in the event that the outstanding restricted stock awards are not assumed by the acquiror in connection with such change in control. Unvested shares of restricted stock are subject to clawback and forfeiture provisions and may not be sold, pledged, or otherwise transferred or hedged during the vesting period.
In connection with the pending merger with Renasant and to minimize the extent to which any payments payable to the CEO and CFO are characterized as “excess parachute payments” within the meaning of Section 280G of the tax code, the Board approved the acceleration of vesting of certain shares of restricted stock for each of our CEO and CFO, effective December 15, 2024. The number of shares that vested effective December 15, 2024 are reflected in the Stock Vested table later in this Form 10-K/A.
Stock Ownership Guidelines
The Committee has established expectations for ownership of our common stock by our CEO and CFO. Under these guidelines, our CEO is expected to attain an investment position in our common shares equal to two times his or her base salary and our CFO is expected to attain an investment position in our common shares equal to one times his or her base salary. Exceptions to these ownership guidelines may be approved by Compensation Committee for good reason. At December 31, 2024, each of our NEOs was in compliance with the ownership guidelines.
Clawback, Repricing, Underwater Grant Buyback and Hedging Policies
As a matter of policy, the Committee believes that incentive compensation awards that are made on the basis of financial metrics should contain clawback provisions that would allow the Company to recoup awards under certain circumstances such as a material misstatement of financial results. The Committee implemented a clawback policy applicable to all short-term and long-term incentives beginning in 2018. In June 2023, the SEC approved a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The NYSE listing standards pursuant to the SEC's rule became effective for incentive-based compensation received on or after on October 2, 2023. The company adopted a Clawback Policy in a manner that was consistent with the NYSE listing standards on October 19, 2023.
The Committee’s philosophy provides that the Company will not reprice options, stock appreciation rights, or other equity awards, or buy back “underwater” stock options from those who hold option grants for cash. The 2007 Plan prohibits repricing of equity awards granted under the plan and the cash buyback or exchange for other stock awards of underwater options and stock appreciation rights.
Certain transactions in the Company’s equity securities, or which are linked to the value of the Company’s equity securities, may be considered short term or speculative in nature. The Board of Directors discourage directors and officers from engaging in derivative or speculative transactions involving unvested company stock, including hedging, holding unvested stock in a margin account, or pledging unvested stock as collateral for a loan. The Board of Directors has not yet implemented a policy that prohibits directors and officers from engaging in derivative or speculative transactions.
Retirement and Other Benefits
All employees of the Company, including named executive officers, are eligible to participate in The First Bancshares, Inc. 401(k) Plan and Trust (the “401(k) plan”). We adopted the 401(k) plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) plan allows eligible employees to elect to contribute up to 100% of their eligible compensation, up to the annual IRS dollar limit. Eligible compensation generally means all wages, salaries and fees for services paid by us. We contribute 50% of the employee’s deferral (up to a maximum of 6%) for each eligible employee per year to their 401(k) plan. We may also elect to make a discretionary profit sharing contribution for each eligible employee. No discretionary contributions were made in 2024.

The Company-sponsored Employee Stock Ownership Plan (ESOP), which was established in 2006 for employees, including NEOs, who have completed one year of service for the Company and attained age 21, was terminated effective May 31, 2024. No employee was eligible to begin participation after that date. All participants in the ESOP on the May 31, 2024 termination date became 100% vested in their account balances. Contributions to the plan are made by the Company only and are at the discretion of the Board of Directors, and no contributions were made for 2024. Benefit distributions will be made to the participants and the ESOP will be liquidated as soon as administratively feasible following receipt of a favorable determination letter from the Internal Revenue Service in connection with the termination. At December 31, 2024, the ESOP held 5,728 shares of Company common stock and had no debt obligation.
Supplemental Executive Retirement Plans
During 2024, the NEOs participated in supplemental executive retirement plans, the material terms of which are described below under “2024 Pension Benefits Table”.
Perquisites and Other Personal Benefits
The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.
The named executive officers participate in the Company’s broad-based employee benefit plans, such as medical, dental, supplemental disability and term life insurance programs. Mr. Cole is provided a company automobile which is primarily used for business travel and Ms. Lowery is provided a vehicle allowance. Personal use is taxed through the Company’s payroll process. Mr. Cole and Ms. Lowery are entitled to receive a cash payment upon such executive’s death through the split dollar death benefit funded by bank owned life insurance.
We also permit non-business use of Company aircraft by the NEOs on a limited basis.
Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2024, are included in the “All Other Compensation” column of the “Summary Compensation Table”.
Analysis of Total Mix of Compensation
The Board of Directors feels that the combination of making annual cash incentive/bonus payments based upon specific goals for each NEO and separate cash incentive/bonus payments tied to earnings goals for the Company provides the necessary incentives to reach the Company’s objectives. The cash incentive payments and the base salary together can provide the NEOs with a compensation package that is competitive with peers. Additionally, the 2007 Stock Incentive Plan provides the Company with the ability to better balance executive compensation between short-term components (base salary and annual cash incentives) and longer-term components (equity incentives) by providing the Committee with the ability to grant equity awards. In recent years, equity grants in the form of restricted shares have provided additional variable compensation that promotes retention and ties the NEOs interests to the shareholders of the Company. Another longer-term compensation program that is available to NEOs is the non-qualified deferred compensation benefit plan. We feel that our NEOs have valuable compensation components available at various levels that promote short-term, mid-term, and long-term achievement of goals and financially reward our NEOs for accomplishing the goals of the Company.
Employment Agreements with NEOs
We are party to an employment agreement with Mr. Cole since 2011. In 2019, we entered into an employment agreement with Ms. Lowery. The Committee believes that the employment agreements with our named executive officers provide a valuable retention tool, while also providing certain protections to the Bank (namely, restrictive covenants).
Employment Agreement with Mr. Cole
In connection with his election as President and CEO of the Bank, the Bank and Mr. Cole entered into an employment agreement, effective May 31, 2011. The agreement provides for Mr. Cole to serve as President and CEO of the Bank for terms of three years beginning January 1, 2011, with automatic rolling three-year extensions, unless either the Bank or Mr.

Cole provides 90 days’ notice of non-extension, in which case the Agreement would expire at the end of the then-current term. No prior notice is required in the case of termination for Cause.
Mr. Cole is paid a base salary subject to annual review as the Board of Directors may determine and is eligible to earn an annual cash incentive/bonus. Mr. Cole is also eligible to receive equity compensation awards on such basis as the Board of Directors determines and is eligible to participate in any benefit plans or programs that are offered to senior executives generally.
On any cessation of employment, Mr. Cole will be entitled to his earned but unpaid base salary. If Mr. Cole’s employment is terminated by the Bank without Cause, or if he voluntarily terminates his employment for Good Reason, each, as defined in his agreement, he will be entitled to a pro rata portion of the annual incentive payment for the year in which the termination occurs, and a lump sum payment in an amount equal to the greater of (i) the remaining salary due had Mr. Cole been employed through the end of the current term or (ii) eighteen months of his current salary, in addition to continued benefits through the end of the current term.
In the event there is a “change in control” (as defined in his agreement), Mr. Cole will be entitled to (i) a lump sum payment equal to two times his base salary, (ii) all payments, benefits, bonuses or incentives, subject to their plan document, that would ordinarily be available to other employees, and (iii) accelerated vesting of any unvested deferred compensation. If Mr. Cole’s employment is terminated by the Bank without “cause” or he resigns for “good reason” (as such terms are defined in his agreement), he will be entitled to continuing medical, life and disability insurance coverage on the same basis as prior to termination for the remainder of the then current term. Mr. Cole’s employment agreement includes a “compare and take better” provision to address Internal Revenue Code Section 409A, which requires a comparison of the after-tax benefit to the executive of (A) the total parachute payments after he or she pays the excise tax and income taxes thereon, to (B) a cut back of parachute payments to the extent necessary to avoid the imposition of the excise tax (i.e. limited to 2.99 times the executive’s base amount); the executive would be paid whichever amount yields the more favorable result to the executive.
If Mr. Cole’s employment is terminated due to disability, his salary would continue for six months or, if earlier, until the date payment begins under his disability policy, in addition to the earned compensation and bonus. If Mr. Cole dies during the term, he or his designated beneficiary, spouse or estate will be entitled to a lump sum payment of his earned compensation and pro-rata share of his annual bonus target amount for that year.
Under the agreement, Mr. Cole is subject to standard confidentiality, non-solicitation and non-competition obligations during the term of the Agreement and for at least one year after his employment ends for any reason.
Employment Agreement with Ms. Lowery
On October 17, 2019, the Company entered into an Employment Agreement with Ms. Lowery. The agreement provides for Ms. Lowery to serve as the Executive Vice President and Chief Financial Officer of the Bank for terms of two years beginning October 17, 2019, with automatic rolling one year extensions, unless either the Bank or Ms. Lowery provides 60 days’ notice of non-extension, in which case the agreement would expire at the end of the then- current term.
Ms. Lowery is paid a base salary subject to annual review as the Board of Directors may determine and is eligible to receive an annual cash incentive. Ms. Lowery is also eligible to receive equity compensation awards on such basis as the Board of Directors determines and is eligible to participate in any benefit plans or programs that are offered to senior executives generally.
Ms. Lowery’s employment agreement provides for certain benefits upon a “change in control” (as defined in the agreement). If, following a change in control, Ms. Lowery’s employment is involuntarily terminated other than for “cause” or she resigns her position for “good reason” (as such terms are defined in her agreement), she would be entitled to (i) a lump sum payment equal to two times her then-current base salary, and (ii) monthly payments equal to employer’s portion of COBRA for 18 months, in each case subject to Ms. Lowery’s execution and non-revocation of a release of claims against the Company. Ms. Lowery’s employment agreement includes a “compare and take better” provision to address Internal Revenue Code Section 409A, which requires a comparison of the after-tax benefit to the executive of (A) the total parachute payments after he or she pays the excise tax and income taxes thereon, to (B) a cut back of parachute payments to the extent necessary to avoid the imposition of the excise tax (i.e. limited to 2.99 times the executive’s base amount); the executive would be paid whichever amount yields the more favorable result to the executive.

Under the agreement, Ms. Lowery is subject to standard confidentiality, non-solicitation and non-competition obligations during the term of the Agreement and for at least three years, in the case of the non-solicitation obligations and one year, in the case of the non-competition obligations, after her employment ends.
The amounts which would have been payable to Mr. Cole and Ms. Lowery, assuming a termination event on December 31, 2024, are provided in the Potential Payments Upon Termination or Change in Control Table.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for inclusion in the Company’s annual report on Form 10-K for the year ended December 31, 2024 as required by Item 402(b) of Regulation S-K.
This Report is submitted by the Compensation Committee of the Board of Directors of The First Bancshares, Inc.
David W. Bomboy, Chairman
Jonathan A. Levy
Ted E. Parker
Andrew D. Stetelman

The foregoing report of the Compensation Committee does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other First Bancshares filing under the Securities Act of 1933, as amended (“the Securities Act”) or under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), except to the extent First Bancshares specifically incorporates this report by reference therein.

Executive Compensation Tables The First Bancshares, Inc. Summary Compensation Table For the Fiscal Years Ended December 31, 2024, December 31, 2023 and December 31, 2022
Name and Principal Position	Year	Salary($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compensation on ($)(4)	Totals($)
M. Ray (Hoppy) Cole, Jr., President and Chief Executive Officer
	2024	$968,030	$350,737	$599,550	$731,523	$27,692	$2,677,532
	2023	$706,072	$224,831	$80,344	$663,535	$28,267	$2,426,148
	2022	$641,658	$314,647	$1,487,425	$605,789	$29,910	$3,079,429
Donna T. (Dee Dee) Lowery, Chief Financial Officer
	2024	$490,963	$96,745	$289,407	$(89,364)	$40,515	$828,266
	2023	$385,967	$62,016	$329,866	$294,625	$16,142	$1,088,616
	2022	$344,937	$87,780	$510,705	$269,882	$12,894	$1,226,198

(1)
Reflects annual incentive award payments pursuant to our incentive bonus compensation plan. See “Compensation Discussion and Analysis – 2024 Executive Compensation Components-Performance-Based Cash Incentive Compensation”.

(2)	Represents the grant date fair value of all time-based and performance-based restricted stock awards granted during the fiscal year. Performance-based awards were granted on April 18, 2024 and will be settled solely in shares of restricted stock at the end of a one-year performance period based on the satisfaction of the performance criteria. The shares of restricted stock will cliff vest five years from the date the shares are earned. The amounts presented for the performance-based restricted stock reflect the value of the award at maximum payout based on the probable outcome of the performance targets determined as of the grant date. For time-based and performance-based restricted stock awards, grant date fair value is calculated using the closing price of the Company’s common stock on the date of grant. Grant date fair value was based on $23.71, the closing share price on the grant date of April 18, 2024 for the performance-based awards, in accordance with FASB Topic 718. As discussed, in the connection with the pending merger with Renasant, the performance-based awards granted on April 18, 2024 were settled in shares of restricted stock on December 15, 2024.

(3)	Reflects changes in present value of Mr. Cole’s 2016 and 2020 SERP and Ms. Lowery’s 2016 and 2021 SERP.

(4)	Information regarding All Other Compensation for 2023 is reflected in the table below.
The First Bancshares, Inc.
All Other Compensation
For the Year Ended December 31, 2024

Name	Auto Allowance	Personal Use of Aircraft (a)(b)	401(k) Match	Group Term Life Insurance	Split Dollar Death Benefit BOLI	Additional Compensation (a)(c)	Total All Other Compensation
M. Ray (Hoppy) Cole, Jr.	$7,125	$2,707	$10,350	$540	$356	$6,614	$27,692
Donna T. (Dee Dee) Lowery	$25,056	$2,707	$10,350	$540	$216	$1,646	$40,515

a.	Represents the cost the Company incurred to provide the perquisite or benefit.

b.	The Company valued the incremental cost of the personal use of the aircraft based on the variable costs incurred by the Company, which include (i) landing, ramp and parking fees and expenses; (ii) crew travel expenses; (iii) supplies and catering, (iv) aircraft fuel and oil expense; (v) any customs, foreign permit and similar fees; (vi) maintenance fees and expenses associated with the plane. The incremental cost of the use of the airplane does not include any costs that would have been incurred by the Company whether or not the personal trip was taken.

c.	Represents reimbursement for club dues and cell phones.

The First Bancshares, Inc.
Grant of Plan Based Awards
As of December 31, 2024
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)	Grant Date Fair Value of Stock Awards ($)(3)
M. Ray (Hoppy) Cole, Jr.
	4/18/2024				15,804	25,287	$599,555
	4/18/2024	$224,831	$337,247	$449,663

Donna T. (Dee Dee) Lowery
	4/18/2024				6,103	12,206	$289,407
	4/18/2024	$62,016	$93,024	$124,031

(1)	Amounts represent potential payments under our annual incentive program. The actual amount earned in 2024 was paid in December 2024 and is shown in the “Non-Equity Incentive Plan Compensation” column of the 2024 Summary Compensation Table. See “Compensation Discussion and Analysis — 2024 Executive Compensation Components – Performance-Based Cash Incentive Compensation,” for more information regarding our 2024 annual incentive program.
(2)
Amounts represent awards of performance-based restricted stock that were granted under the 2007 Plan based upon the Company’s achievement of certain performance measures at the end of the one-year performance period. Based on the defined objectives of the awards, the NEO has the opportunity to earn shares of restricted stock based on a percentage of salary (50% of salary at target and 80% of salary at maximum for Mr. Cole and 35% of salary at target and 70% of salary at maximum for Ms. Lowery) following the one-year performance period, and any such earned shares will cliff vest five years from date earned. The amount shown reflects the value of the award at maximum based on the probable outcome of the performance measures determined as of the grant date in accordance with ASC 718. See “Compensation Discussion and Analysis — 2024 Executive Compensation Components – Equity Incentive Compensation” for more information on the grants of performance-based restricted stock. As discussed, in connection with the pending merger with Renasant, the 2024 performance-based awards were settled in shares of restricted stock on December 15, 2024.

(3)	Represents the aggregate grant date fair value of performance-based restricted stock awarded during the fiscal year, computed in accordance with FASB ASC Topic 718. Refer to footnote 2 of the 2024 Summary Compensation Table for additional information.
The First Bancshares, Inc.
Outstanding Equity Awards at 2024 Fiscal Year-End
As of December 31, 2024

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Vesting Date
M. Ray (Hoppy) Cole, Jr.	5,349	$193,473	12/15/2029

Donna T. (Dee Dee) Lowery	2,392	$86,519.00	12/15/2029

The First Bancshares, Inc. Stock Vested For the Year Ended December 31, 2024
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)(3)	Value Realized on Vesting ($)(2)
M. Ray (Hoppy) Cole, Jr.	106,689	$3,763,193
Donna T. (Dee Dee) Lowery	39,662	$1,393,352

(1)	The shares included in the table represent gross shares exercised or vested.
(2)	The value realized by the NEO upon the vesting of restricted stock is calculated by multiplying the number of shares of stock vested by $24.83 for the shares which vested on March 1, 2024; $29.56 for the shares which vested on July 18, 2024, and $36.17 for the shares which vested on December 15, 2024, the market value of the underlying shares on the vesting date, which is the amount that is taxable to the executive.
(3)	Amount includes accelerated vesting of 96,855 shares of restricted stock for Mr. Cole and 35,787 shares of restricted stock for Ms. Lowery, as approved by the Board in connection with the pending merger with Renasant.

The First Bancshares, Inc. Pension Benefits Table For the Year Ended December 31, 2024
Name and Principal Position	Plan name (1)	Number of years of credited service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. Ray (Hoppy) Cole, Jr.,	2016 SERP(2)	22	1,513,548(2)	—
	2020 SERP(3)	22	3,836,640(3)	—
Donna T. (Dee Dee) Lowery	2016 SERP(2)	20	630,591(2)	—
	2021 SERP(4)	20	2,212,379(4)	—

(1)	Each of Mr. Cole and Ms. Lowery participate in two supplemental retirement plans. The 2016 Supplemental Executive Retirement Plan, (initially the 2014 Supplemental Executive Retirement Plan, which was amended in 2016), each of which we refer to as a 2016 SERP, and an additional supplemental executive retirement plan, which we refer to as the 2020 SERP, in the case of Mr. Cole, and as the 2021 SERP in the case of Ms. Lowery; we refer to the 2016 SERPs, the 2020 SERP and the 2021 SERP, collectively, as the SERPs.

(2)	The 2016 SERPs provide for an annual supplemental retirement benefit in the fixed amount of $164,110 for Mr. Cole and $89,140 for Ms. Lowery, which will be payable in equal monthly installments for 15 years upon the named executive's separation from service following attainment of age 65 while in the employment of FBMS. The 2016 SERPs provide for alternative retirement benefits upon a separation from service prior to the named executive attaining age 65 if the separation is without cause, upon the named executive's disability, or upon a change of control. In the event of a change of control, Mr. Cole and Ms. Lowery will receive a lump sum payment equal to 100% of the present value of the full normal retirement benefit.

(3)	Mr. Cole's 2020 SERP provides for a lifetime benefit equal to 50% of "compensation" (as defined in the 2020 SERP), less any amounts payable under his 2016 SERP, which will be payable in equal monthly installments upon Mr. Cole's separation from service following attainment of age 65 while in the employment of FBMS (except in the case of Mr. Cole's death, in which case the death benefit will be paid in a lump sum and the formula for the amount of the death benefit varies based on Mr. Cole's age at the time of his death and whether there was a change of control prior to his death). If Mr. Cole separates from service following a change in control prior to age 65, then he will instead receive the "change in control benefit," which is a lifetime benefit paid in equal monthly installments beginning on the first day of the month following Mr. Cole's 65th birthday and with an annual benefit equal to 50% of Mr. Cole's projected compensation (determined by reference to the average of the highest three amounts of base salary and bonus paid to Mr. Cole by FBMS in any year of his employment, increased by 5% annually from the date of the change in control until Mr. Cole reaches age 65), less $164,110 until Mr. Cole reaches age 80, and 50% of his projected compensation thereafter.

(4)	Ms. Lowery's 2021 SERP provides for a lifetime benefit equal to 50% of "compensation" (as defined in the 2021 SERP), less any amounts payable under her 2014 SERP, which will be payable in equal monthly installments upon Ms. Lowery's separation from service following attainment of age 65 while employed by FBMS (except in the case of Ms. Lowery's death, in which case the death will be paid in a lump sum and the formula for the amount of the death benefit varies based on Ms. Lowery's age at the time of her death and whether there was a change of control prior to her death). If Ms. Lowery separates from service following a change in control prior to age 65, then she will instead receive the "change in control benefit", which is a lifetime benefit paid in equal monthly installments beginning on the first day of the month following Ms. Lowery's 65th birthday and with an annual benefit equal to 50% of Ms. Lowery's projected compensation (with her projected compensation determined in the same manner as described above for Mr. Cole), less $89,140 until Ms. Lowery reaches age 80, and 50% of her projected compensation thereafter. The closing of the merger with Renasant will constitute a change in control for purposes of the SERPs.

The First Bancshares, Inc.
Potential Payments Upon Termination or Change-in-Control
As of December 31, 2024

The following table describes the potential payments and benefits that would have been payable to the NEOs under our existing plans and agreements, assuming (1) a termination of employment and/or (2) a change in control occurred, in each case, on December 31, 2024. The amounts shown in the table below do not reflect amount that may become payable in connection with the pending merger with Renasant. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. Distributions pursuant to the 2016, 2020 and 2021 SERPs that would be made are set forth in the 2024 Pension Benefits table.

Executive Benefits and Payments Upon Termination or Change-in-Control	Normal Retirement	Death		Disability		Termination without Cause or for Good Reason		Change in Control Only		Termination without Cause/Good Reason Following Change in Control
M. Ray (Hoppy) Cole, Jr.
Compensation:
Base Salary	$—	$—		$389,707	(1)	1,180,299	(2)	$1,498,830	(3)	$2,679,129	(2)(3)
Benefits & Perquisites:
BOLI Death Benefit	—	200,000		—		—		—		—
Restricted Stock Awards	—	187,215	(4)	—		187,215	(4)	187,215	(5)	187,215	(7)
Total	$—	$387,215		$389,707		$1,367,514		$1,686,045		$2,866,344

Donna T. (Dee Dee) Lowery
Compensation:
Base Salary	$—	$—		$—		$—		$—		$867,161	(6)
Benefits & Perquisites:
BOLI Death Benefit	—	200,000		—		—		—		—
Restricted Stock Awards	—	83,720	(4)	—		83,720	(4)	83,720	(5)	83,720	(7)
Total	$—	$283,720		$—		$83,720		$83,720		$950,881

(1)
In the event of Mr. Cole’s disability, he will continue to receive his salary for 6 months or, if earlier, until the date payments begin under disability insurance policy. Mr. Cole will also receive a pro rata bonus for the year in which he incurs the disability.

(2)
In the event of termination without cause or a resignation for good reason (as such terms are defined in the employment agreement), Mr. Cole will receive a lump sum severance payment and continuation of health benefits in an amount equal to the greater of 18 months or through the end of the then-current term of the employment agreement. Amount shown includes salary of $1,169,123 plus health benefits of $11,176 through the end of the expiration of the current contract term, May 31, 2026.

(3)	In the event of a change in control, Mr. Cole will receive a lump sum payment in the amount of two times current annual salary and bonuses accrued that would have been paid.

(4)
All unvested restricted stock awards will become fully vested in connection with the NEO’s retirement, death or termination of employment by the Company without cause. As of December 31, 2024, none of the NEOs have reached retirement age under the restricted stock award agreement, which is 65. Calculated based on $35.00 per share, the closing price of the Company’s common stock on December 31, 2024.

(5)
All unvested restricted stock awards will become fully vested in the event of a change in control in which the acquirer does not assume the awards. Calculated based on 12-31-24 stock closing price of $35.00 per share.

(6)
In the event of a change in control and her termination without cause or resignation for good reason (as such terms are defined in the employment agreement), Ms. Lowery will receive a lump sum severance payment equal to two times her then-current base salary in a lump sum and monthly payments equal to employer’s portion of COBRA for 18 months.

(7)
All unvested restricted stock awards will become fully vested if the NEO’s termination without cause or resignation for good reason occurs within 24 months following a change in control in which the Company is the survivor or the acquirer has assumed the restricted stock awards. Calculated based on $35.00 per share, the closing price of the Company’s common stock on December 31, 2024.

For purposes of Mr. Cole’s employment agreement, “good reason” means (i) the failure to continue in effect any material benefit set forth in the employment agreement (unless done on a Bank-wide basis), (ii) a material breach of the agreement by the Bank, or (iii) a change in control.
For purposes of Mr. Cole’s employment agreement, “change in control” means (i) the acquisition by any person or group of the power to vote, or the acquisition of, more than 50% ownership of the Company’s voting stock, (ii) the acquisition by any person or group, during the twelve month period ending on the date of the most recent acquisition, of ownership of stock possessing fifty percent (50%) or more of the total voting power of the stock of the Company, (iii) the replacement during any twelve month period of a majority of the members of the Board of Directors of the Company by directors whose appointment or election is not endorsed by a majority of the members of the Board of Directors before the date of such appointment or election, or (iv) the acquisition by any person or group, during the twelve month period ending on the date of the most recent acquisition, of assets of the Bank having a total gross fair market value of more than eighty percent (80%) of the total gross fair market value of all of the assets of the Bank immediately prior to such acquisition.
For purposes of Ms. Lowery’s employment agreement, “good reason” means (i) a material diminution in title, authority, duties, or responsibilities; (ii) a material diminution in base salary; (iii) a 50-mile relocation of primary office; or (iv) a material breach of the terms of the employment agreement by the Bank.
For purposes of Ms. Lowery’s employment agreement, “change in control” means (i) a change in the ownership of the Bank within the meaning of Treasury Regulations § 1.409A-3(i)(5)(v); (ii) a change in the effective control of the Bank within the meaning of Treasury Regulations § 1.409A-3(i)(5)(vi); or (iii) a change in the ownership of a substantial portion of the Bank’s assets within the meaning of Treasury Regulations § 1.409A-3(i)(5)(vii).
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.
To identify the median employee, we conducted a full analysis of our employee population, other than the CEO, without the use of statistical sampling. We selected December 31, 2024 as the date upon which we would identify the “median employee”. We determined our median employee using Box 5 wages of the employee’s W-2 for the full year 2024. Using this methodology, we determined that the median employee was a Systems Analyst. With respect to the annual total compensation of the median employee, we identified and calculated the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which included base pay, bonuses, commissions, fringe benefits, incentives, severance, Company contributions to the employee’s 401(k) and any vacation payout. The median employee for 2024 is different from the median employee for 2023.
For 2024, our last completed fiscal year, the annual total compensation of our median employee was $46,777and the annual total compensation of our CEO was $2,677,532. Based on this information, for 2024, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 57.24 to 1.

Director Compensation
Fees Earned or Paid in Cash. Directors serving on the Company’s Board and the Bank’s Board were paid a total annual retainer of $30,000. Directors received the following additional annual retainers: audit committee, $7,500; compensation committee, $7,500; corporate governance committee, $2,500; executive committee, $7,500; oversight committee, $2,500; risk committee, $7,500; and real estate committee, $2,500. Mr. Parker, as the Lead Director, was paid a retainer of $30,000. The chairman of the audit committee was paid a retainer of $15,000; the chairman of the compensation committee was paid a retainer of $12,000; the chairman of the corporate governance committee was paid a retainer of $9,000; the chairman of the risk committee was paid a retainer of $9,000; and the chairman of the Real Estate Committee was paid a retainer of $5,000. A fee of $25,000 was paid to each of the eight original founding directors.
Stock Awards. Directors of the Boards of both the Company and the Bank receive shares of restricted stock equal to $50,000. Grants are made in February of each year and will vest on the first anniversary of the date of grant, subject to the director’s continued service with the Company or the Bank, as applicable, on the vesting date. In 2025, the directors received $50,000 in cash in lieu of shares of restricted stock as agreed upon as a part of the pending merger with Renasant.
The table below summarizes the total compensation paid to or earned by our non-employee directors during 2024. M. Ray (Hoppy) Cole, Jr. did not receive director stock awards nor did he receive director fees for his service on the board of Directors for the Company or the Bank.

The First Bancshares, Inc. Director Compensation Table For the Year Ended December 31, 2024	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
David W. Bomboy, M.D.	$62,000	$73,988	$25,000	$160,988
E. Ricky Gibson	$37,500	$73,988	$25,000	$136,488
Jonathan A. Levy	$45,000	$73,988	$—	$118,988
Charles R. Lightsey	$75,500	$73,988	$25,000	$174,488
Fred A. McMurry	$47,500	$73,988	$25,000	$146,488
Thomas E. Mitchell	$47,500	$73,988	$—	$121,488
Renee Moore	$45,000	$73,988	$—	$118,988
Ted E. Parker	$80,000	$73,988	$25,000	$178,988
J. Douglas Seidenburg	$67,500	$73,988	$25,000	$166,488
Andrew D. Stetelman	$47,500	$73,988	$25,000	$146,488
Valencia M. Williamson	$37,500	$73,988	$—	$111,488

(1)	Includes annual retainers paid to directors of the Bank.
(2)	Value based on per share value on December 31, 2023, for a January 2, 2025 grant of $29.33 for 1,704 shares and on per share value on February 15, 2024, the grant date, of $24.01 per share for 1,000 shares. Both grants were granted to each director serving on the Boards of both the Bank and the Company, in accordance with FASB Topic 718.
(3)	In connection with the pending merger with Renasant, a fee of $25,000 was paid to each of the original founding directors.
Shareholder Communications. Shareholders may communicate with all or any member of the Board of Directors by addressing correspondence to the “Board of Directors” or to the individual director and addressing such communication to Chandra B. Kidd, Secretary, The First Bancshares, Inc., P.O. Box 15549, Hattiesburg, Mississippi, 39404. Communications that are not related to the duties and responsibilities of the Board of Directors or a committee will not be distributed, including spam, junk mail and mass mailings, surveys and business solicitations or advertisements. In addition, we will not distribute unsuitable material to our directors, including material that is unduly hostile, threatening or illegal.
Shareholder Engagement. The Company and our Board believe that accountability to our shareholders is key to sound corporate governance principles, and as such, regular and transparent communication with our shareholders is essential to our long-term success. Throughout the year, members of our management team meet regularly with a number of our shareholders to discuss our corporate strategy, financial performance, long-term objectives, credit risks, capital management, enterprise risk management, corporate governance, ESG related matters, and executive compensation. In regularly engaging with our shareholders, we provide perspective on our governance policies and executive compensation practices and seek input from these shareholders to ensure that we are addressing their questions and concerns.
Our on-going shareholder engagement program encompasses a number of initiatives, including:
•Regularly scheduled in-person and virtual meetings with our larger institutional shareholders;
•Responses to institutional and retail shareholder correspondence and inquiries;
•Attendance and participation at approximately five industry conferences each year;
•In-person and telephonic meetings with rating agencies including Standard & Poor’s, Fitch, and Moody’s;
•Regular engagement with sell-side analysts who covers the Company to reinforce key themes related to our business strategy and financial performance. This communication helps to ensure that written reports about the Company, including earnings projections, are reasonable and consistent with our stated objectives; and
Throughout the year, we contacted, virtually and telephonically, a number of the Company’s largest shareholders. This allowed us to better understand and address shareholder questions and concerns related to such issues as our financial performance, the interest rate environment, our strategic objectives, and our long-term growth strategy. Feedback and perspectives shared during these engagement meetings were discussed by executive management and the Board and influenced several changes and disclosure enhancements.
We look forward to continued enhancement of our shareholder engagement program in 2024. We are committed to an open dialogue where investor views and priorities may be gathered and discussed, thereby informing and guiding a deliberative decision-making process with a diverse shareholder base in mind.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 2024, nor has any member of the Committee ever been an officer or employee of the Company or any of its subsidiaries. In addition, none of the executive officers of the Company served on the Board of Directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our Board of Directors or on our Compensation Committee.
Audit Committee Report
The Audit Committee has the responsibilities and powers set forth in its charter, which include the responsibility to assist the Board of Directors in its oversight of our accounting and financial reporting principles and policies and internal audit controls and procedures, the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the independent auditor and our internal audit function.
Management is responsible for the preparation, presentation and integrity of our financial statements and for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures to provide for compliance with accounting standards and applicable laws and regulations. The internal auditor is responsible for testing such internal controls and procedures. Our independent registered public accounting firm is responsible for planning and carrying out a proper audit of our annual financial statements, reviews of our quarterly financial statements prior to the filing of each quarterly report on Form 10-Q, and other procedures.
The Audit Committee reviews our financial reporting process. In this context, the Audit Committee has:
•reviewed and discussed the audited financial statements for the year ended December 31, 2024 with management of the Company;
•discussed with the independent auditor the matters required to be discussed under the appropriate Auditing Standards of the Public Company Accounting Oversight Board (PCAOB) and by the Securities Exchange Commission;

•received the written disclosures and the letter from the independent auditor required by the applicable requirements of the PCAOB from the auditors regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with the independent auditor the auditor’s independence; and
•considered whether the provision of non-audit services to the Company by the independent auditor is compatible with maintaining their independence, and has determined that such independence has been maintained.
Based on the review and discussions above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the Securities and Exchange Commission.
This report is submitted on behalf of the Audit Committee of the Board of Directors of The First Bancshares, Inc.
J. Douglas Seidenburg, Chairman Renee Moore
Charles R. Lightsey Valencia Williamson
Thomas E. Mitchell

This report is submitted on behalf of the members of the Audit Committee and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall it be incorporated by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under these Acts.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(1)
Equity compensation plans approved by security holders	—	—	668,722 shares
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	668,722 shares
(1)All of such shares may be issued pursuant to grants of full-value stock awards.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth certain information regarding the beneficial ownership of common stock in the Company owned by the directors, director nominees, and NEOs, as of March 5, 2025.

Name of	Amount and Nature	Percent of
Beneficial Owner	of Beneficial Ownership(1)	Class(2)

David W. Bomboy, M.D.	134,784	*
M. Ray (Hoppy) Cole, Jr	114,000 (3)	*
E. Ricky Gibson	110,580	*
Jonathan A. Levy	15,729	*
Charles R. Lightsey	98,060	*
Fred A. McMurry	233,936 (4) (7)	*
Thomas E. Mitchell	16,954	*
Renee Moore	7,264	*
Ted E. Parker	92,376	*
J. Douglas Seidenburg	102,484 (5)	*
Andrew D. Stetelman	59,636	*
Valencia M. Williamson	2,711	*
Donna T. (Dee Dee) Lowery	52,550 (6)	*
Directors and Executive
Officers as a group	1,041,064	3.33%
* Represents less than 1% of issued and outstanding common stock.

(1)	Includes shares for which the named person:
–has sole voting and investment power,
–has shared voting and investment power with a spouse, or
–holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Calculated based on 31,238,172 shares outstanding
(3)	Includes 5,349 shares of unvested restricted stock granted under the 2007 Plan.
(4)	Includes 140,347 shares registered to Oak Grove Land Company, Inc. Fred A. McMurry is a 50% owner of Oak Grove Land Company, Inc. Mr. McMurry disclaims beneficial ownership of the shares held by Oak Grove Land Company, Inc. except to the extent of his ownership interest therein.
(5)	Includes 2,500 shares registered to M.D. Outdoor LLC. J. Douglas Seidenburg is a Member and 50% owner of M.D. Outdoor LLC. Mr. Seidenburg disclaims beneficial ownership of the shares held by M.D. Outdoor, LLC except to the extent of his ownership interest therein.
(6)	Includes 2,392 shares of unvested restricted stock granted under the 2007 Plan.
(7)	Includes shares pledged as of March 5, 2025 as follows: Fred McMurry - 24,315 shares as collateral for a bank loan; Oak Grove Land Company, of which Mr. McMurry owns 50%, 132,114 shares as collateral for a bank loan. The aggregate number of shares pledged by directors and executive officers as of March 5, 2025 represents less than 1% of the Company’s issued and outstanding shares of common stock.
______________________

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of common stock in the Company owned by certain beneficial owners with more than five percent ownership in the Company’s stock as of March 24, 2025.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Class (1)
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,864,002 (2)	9.17%
T. Rowe Price Investment Management , Inc. 100 E. Pratt Street Baltimore, MD 21202	1,886,573 (3)	6.04%
Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	1,601,284 (4)	5.13%
Dimensional Fund Advisors 6300 Bee Cave Rd, Building One Austin, TX 78746	1,598,088 (5)	5.12%

(1)	Calculated based on 31,238,172 shares
(2)	Based on Institutional Shareholder Listing for FBMS on www.nasdaq.com as of December 31, 2024.
(3)	Based on Schedule 13G/A filed November 14, 2024 by T. Rowe Price Investment Management, Inc., based on sole voting power and sole dispositive power over 1,886,575 shares.
(4)	Based on Institutional Shareholder Listing for FBMS on www.nasdaq.com as of December 31, 2024.
(5)	Based on Schedule 13G filed January 23, 2025 by Dimensional Fund Advisors LP based on sole power to vote over 1,562,425 shares and sole dispositive power over 1,598,088 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence. The Board of Directors has established guidelines to assist it in determining director independence which conform to the independence requirements of the NYSE Rules as well as Glass Lewis and ISS standards. In addition to applying these guidelines, the Board of Directors will consider all relevant facts and circumstances in making an independence determination. For a director to be considered independent, the Board of Directors must determine that the director does not have any direct or indirect material relationship with the Company. Based on this evaluation, the Board determined that the Company currently has ten independent directors, which are David W. Bomboy, Jonathan A. Levy, Charles R. Lightsey, Fred A. McMurry, Thomas E. Mitchell, Renee Moore, Ted E. Parker, J. Douglas Seidenburg, Andrew D. Stetelman and Valencia M. Williamson.
Certain Relationships and Related Transactions
Transactions by us with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, which governs certain transactions by us with our affiliates, and the Federal Reserve’s Regulation O, which governs certain loans by us to executive officers, directors and principal shareholders.
In addition, our Board of Directors has adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the NYSE concerning related party transactions. The Board of

Directors is responsible for reviewing and approving all related party transactions, as well as reviewing the procedures used to identify related parties and any transactions with related parties. Under SEC regulations, the Company is required to disclose any transaction occurring in the last fiscal year or that is currently proposed in an amount that exceeds $120,000, in which the Company was or is a participant, and in which an executive officer or director of the Company, or an immediate family member thereof, had or will have a direct or indirect material interest. All transactions between the Company or the Bank and executive officers, directors, principal shareholders (that we are aware of) and affiliates thereof, will, to the best of our efforts, contain terms no less favorable to the Company or the Bank than could have been obtained by them in arms’ length negotiations with unaffiliated persons and will be reviewed and approved by the Board of Directors. In determining whether to approve a related person transaction, the Board will consider all of the relevant and material facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and whether the terms are comparable to the terms available to unrelated third parties or to employees generally. After its review, the Board will only approve or ratify related person transactions that are (i) in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Board determines in good faith, (ii) on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person, and (iii) approved or ratified by a majority of the disinterested members of the Board.
Some of the Company’s officers and directors, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, are customers of the Bank and have transactions with the Bank in the ordinary course of business, and may continue to do so in the future.
All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features.
During 2024, Milton R. (Mit) Cole, III, EVP - Division Manager, Private Banking, was paid total gross compensation of $392,921 which included approximately $238,407 in salary, $36,705 in annual incentive bonus paid in cash and a grant of a maximum of 50% of salary payable in shares of time vesting restricted stock of the Company. Mr. Cole is the son of M. Ray (Hoppy) Cole, Jr., President, CEO and Chairman of the Board and a director of the Company and the Bank.
During 2024, Chase Blankenship, SVP and Pine Belt Division Manager, was paid total gross compensation of $351,822 which included approximately $205,997 in salary and $46,587 in annual incentive bonus paid in cash and a grant of a maximum of 45% of salary payable in shares of time vesting restricted stock of the Company. Mr. Blankenship is the son-in-law of Director, E. Ricky Gibson. The Board has determined that because of this relationship, Mr. Gibson is an affiliated director.
There are other personnel throughout the Company related by birth or marriage, however there are no family relationships, whether direct or indirect, between Directors and Executive Officers of the Company.
Each year, directors, officers, and employees provide information regarding related party transactions. Although there is no formal written pre-approval procedure governing related party transactions, approval of the Board is sought before engaging in any new related party transaction involving significant sums or risks. Approval of the Board is also sought prior to hiring a family member of a director or executive officer.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and beneficial owners of more than 10% to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Executive officers and directors are required by Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2024, the Company’s executive officers and directors complied with all applicable Section 16(a) filing requirements with the exception of one inadvertent late filing due to illness for one transaction for Charles R. Lightsey.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
Forvis Mazars, LLP served as the Company’s independent registered auditing firm during the fiscal year ending December 31, 2024.
Fees and Related Disclosures for Accounting Services
The following is a summary of fees related to services performed for the Company by Forvis Mazars, LLP for the year ended December 31, 2024, and the year ended December 31, 2023.

	2024	2023
Audit Fees – Audit of the Company’s annual consolidated financial statements,
comfort letters, and services in connection with consents and registration statements.	$770,314	$571,500

Audit Related Fees – Services in connection with application of accounting
pronouncements and acquisitions, internal controls and SEC matters.	$—	$76,900

Tax Fees– Preparation of federal and state income tax and other returns, tax
planning and consulting.	$—	$—
Total	$770,314	$648,400
The Audit Committee concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Forvis Mazars, LLP.
The Audit Committee has adopted pre-approval policies and procedures which require the Audit Committee to pre-approve the audit and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that they do not impair the auditor’s independence. All of the fees set forth above were approved by the Audit Committee.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

________________________
*Filed herewith.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCSHARES, INC.

Date: March 27, 2025	By:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy) Cole, Jr.
Chief Executive Officer and President (Principal Executive Officer), Chairman of the Board

Date: March 27, 2025	By:	/s/ Dee Dee Lowery
Dee Dee Lowery
Executive VP and Chief Financial Officer (Principal Financial and Principal Accounting Officer)